Form 10QSB
period 2004-09-30
NEPHROS INC
filed 2004-11-15
CIK 1196298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                        Commission file number 001-32288

                                  NEPHROS, INC.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                              13-3971809
 -------------------------------                            --------------------
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                                  3960 Broadway
                               New York, NY 10032
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (212) 781-5113
                   -----------------------------------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at November 10, 2004
       ---------                               --------------------------------

Common Stock, $.001 par value                              12,120,248

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                Table of Contents

                                                                           Page
                                                                           ----

 PART I. FINANCIAL INFORMATION
 -----------------------------

 Item 1. Financial Statements

 Consolidated Balance Sheets as of September 30, 2004 and
   December 31, 2003                                                          3

 Consolidated Statements of Operations for the Three and Nine
   Months Ended September 30, 2004 and 2003                                   5

 Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 2004 and 2003                                          6

 Statement of Changes in Stockholders' Equity (Deficit)                       7

 Notes to the Consolidated Financial Statements                               9

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 13

 Item 3. Controls and Procedures                                             29

 PART II. OTHER INFORMATION
 --------------------------

 Item 1. Legal Proceedings                                                   30

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         31

 Item 4. Submission of Matters to a Vote of Security Holders                 31

 Item 5. Other Information                                                   32

 Item 6. Exhibits                                                            33

 SIGNATURES                                                                  34
 ----------

                          PART 1. FINANCIAL INFORMATION


Item 1. Unaudited Financial Statements


                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                    September 30, 2004    December 31, 2003
                                                    ------------------    -----------------
                                                        (unaudited)
Assets
Current assets:
Cash and cash equivalents                              $ 9,439,411           $ 4,121,263
Short-term investments                                   4,000,000                  --
Accounts receivable                                         23,627                  --
Inventory                                                  337,218               201,964
Prepaid expenses and other current assets                  780,938               218,613
                                                       -----------           -----------

Total current assets                                    14,581,194             4,541,840
                                                       -----------           -----------
Property and equipment, net                                835,584               488,226
Other assets                                                 3,822                 3,822
                                                       ===========           ===========

Total assets                                           $ 15,420,600          $ 5,033,888
                                                        ===========          ===========



          See accompanying notes to consolidated financial statements.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30, 2004    December 31, 2003
                                                                         ------------------    -----------------
                                                                            (unaudited)
Liabilities
Current liabilities:
Accounts payable                                                            $  1,203,484         $  1,031,442
Accrued expenses and other current liabilities                                   953,697              384,741
Deferred revenue                                                                   6,792                 --
Short-term convertible note payable                                                   50              250,000
Preferred dividends payable                                                      349,949                 --
Accrued liabilities                                                            1,500,000            1,500,000
                                                                            ------------         ------------
Total current liabilities                                                      4,013,972            3,166,183
                                                                            ------------         ------------
Mandatorily Redeemable Convertible Preferred Stock:
Series B preferred stock, $.001 par value; no shares and
  2,333,333 shares authorized at September 30, 2004 and
  December 31, 2003, respectively; no shares and 2,333,333
  shares issued and outstanding at September 30, 2004 and
  December 31, 2003, respectively                                                   --              2,484,000
Series C preferred stock, $.001 par value; no shares and
  3,387,500 shares authorized at September 30, 2004 and
  December 31, 2003, respectively; no shares and 3,137,550
  shares issued and outstanding at September 30, 2004 and
  December 31, 2003, respectively                                                   --              3,775,550
Series D preferred stock, $.001 par value; no shares and
  20,000,000 shares authorized at September 30, 2004 and
  December 31, 2003, respectively; no shares and 8,006,450
  shares issued and outstanding at September 30, 2004 and
  December 31, 2003, respectively                                                   --                990,501

Stockholders' Equity (Deficiency)
Series A preferred stock, $.001 par value, no shares and
  4,500,000 shares authorized at September 30, 2004 and
  December 31, 2003, respectively; no shares and 4,000,000
  shares issued and outstanding at September 30, 2004 and
  December 31, 2003, respectively                                                   --                  4,000
Common stock, $.001 par value; 49,000,000 authorized at
  September 30, 2004 and December 31, 2003; 12,120,248 and
  1,593,659 shares issued and outstanding at September 30, 2004
  and December 31, 2003, respectively                                             12,120                1,594
Additional paid-in capital                                                    53,460,678           19,005,356
Deferred compensation                                                         (2,360,882)          (2,049,940)
Accumulated other comprehensive income                                            52,553              100,337
Accumulated deficit from inception                                           (39,757,841)         (22,443,693)
                                                                            ------------         ------------
Total stockholders' equity                                                    11,406,628           (5,382,346)
                                                                            ------------         ------------
Total liabilities and stockholders' equity (deficiency)                     $ 15,420,600         $  5,033,888
                                                                            ============         ============


          See accompanying notes to consolidated financial statements.

                                        NEPHROS, INC. AND SUBSIDIARY
                                       (A Development Stage Company)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (unaudited)


                                                      Period from           Three Months                    Nine Months
                                                      Inception to       Ended September 30,             Ended September 30,
                                                      September 30,      -------------------             -------------------
                                                         2004            2004           2003             2004           2003
                                                     -------------   ------------    ------------    ------------    ------------

Net revenues                                         $    346,379    $     46,379    $       --      $     46,379    $      --
Operating costs and expenses:
Cost of product revenue                                   105,472          38,550            --           105,472           --
Research and development*                              12,926,337         358,120         394,134       1,650,136        973,340
Selling, general and administrative*                   11,908,626       1,533,923       1,398,563       3,874,666      3,109,864
                                                     ------------    ------------    ------------    ------------    -----------

Operating costs and expenses                           24,940,435       1,930,593       1,792,697       5,630,274      4,083,204
                                                     ------------    ------------    ------------    ------------    -----------

Loss from operations                                  (24,594,056)     (1,884,214)     (1,792,697)     (5,583,895)    (4,083,204)
                                                     ------------    ------------    ------------    ------------    -----------

Other income (expense):
Other income                                                6,113            --              --              --             --
Interest income                                           177,377           2,365            --             4,280           --
Interest expense and amortization of
 debt discount                                         (1,837,542)           --           (48,389)           --         (636,389)
Gain on disposal of assets                                 30,007            --              --              --             --
Forgiveness of indebtness                                 833,793            --              --              --             --
Abandoned IPO costs                                          --              --              --              --         (950,000)
                                                     ------------    ------------    ------------    ------------    -----------

Total other income (expense)                             (790,252)          2,365         (48,389)          4,280     (1,586,389)

Net loss                                              (25,384,308)     (1,881,849)     (1,841,086)     (5,579,615)    (5,669,593)
                                                     ------------    ------------    ------------    ------------    -----------

Dividends and accretion to redemption value of
  redeemable convertible preferred stock              (14,373,533)     (6,982,946)       (298,000)    (11,734,533)      (480,000)
                                                     ------------    ------------    ------------    ------------    -----------

Net loss attributable to common stockholders         $(39,757,841)   $ (8,864,795)   $ (2,139,086)   $(17,314,148)   $(6,149,593)

Basic and diluted net loss attributable to
  common stockholders per common share                               $      (3.89)   $      (1.34)   $      (9.49)   $     (3.86)
                                                                     ============    ============    ============    ===========

Shares used in computing basic and diluted net
  loss attributable to common stockholders per
  common share                                                          2,280,176       1,593,659       1,825,013      1,593,659
                                                                     ============    ============    ============    ===========

*Includes stock-based compensation of the following:
  Research and development                                           $      6,600    $       --      $     13,200    $   199,200
  Selling, general and administrative                                     158,490         705,408         569,498      1,575,393
                                                                     ============    ============    ============    ===========

Total stock-based compensation                                       $    165,090    $    705,408    $    582,698    $ 1,774,593
                                                                     ============    ============    ============    ===========


          See accompanying notes to consolidated financial statements.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                  Period from                  Nine Months Ended
                                                                  inception to                 -----------------
                                                               September 30, 2004    September 30, 2004   September 30, 2003
                                                               ------------------    ------------------   ------------------

 Operating Activities:
 Net loss                                                         $(25,384,308)        $ (5,579,615)        $ (5,669,593)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
 Depreciation and amortization                                         537,684              122,788               33,283
 Forgiveness of indebtedness                                          (833,793)                --                   --
 Non-cash stock-based compensation                                   2,582,758              582,698            1,793,593
 Amortization of debt discount                                       1,798,000                 --                583,000
 Deferred IPO costs                                                     30,000                 --                863,000
 Gain on disposal of assets                                            (30,007)                --                   --
 Changes in operating assets and liabilities:
 Accounts receivable                                                   (23,627)             (23,627)                --
 Inventory                                                            (337,217)            (135,254)            (121,489)
 Prepaid expenses and other current assets                            (777,968)            (555,533)             (14,603)
 Deferred cost of goods sold                                            (6,792)              (6,792)                --
 Accounts payable and accrued expenses                               2,890,473              740,997              706,329
 Deferred revenue                                                        6,792                6,792                 --
                                                                  ------------         ------------         ------------

 Net cash used in operating activities                             (19,548,005)          (4,847,546)          (1,826,480)

 Investing Activities:
 Purchase of property and equipment                                 (1,426,613)            (470,146)             (89,655)
 Purchase of short-term investments                                 (4,000,000)          (4,000,000)
 Proceeds from disposal of property and equipment                       83,352                 --                   --
                                                                  ------------         ------------         ------------

 Net cash used in investing activities                              (5,343,261)          (4,470,146)             (89,655)

 Financing Activities:
 Proceeds from issuance of preferred stock, net                     19,705,538            3,811,538            4,514,798
 Proceeds from initial public offering of common
   stock, net                                                       10,784,586           10,784,586                 --
 Issuance of common stock                                                5,500                 --                   --
 Proceeds from exercise of warrants                                     87,500               87,500                 --
 Proceeds from issuance of convertible notes
   payable, net                                                      3,540,000                 --               (350,000)
 Payment of short term loan, net                                       (25,000)                --                   --
 Paid IPO costs                                                        (30,000)                --                   --
 Loan from related party, net                                          210,000                 --                100,000
                                                                  ------------         ------------         ------------

 Net cash provided by financing activities                          34,278,124           14,683,624            4,264,798
 Effect of exchange rate on cash and cash equivalents                   52,553              (47,784)              14,202
                                                                  ------------         ------------         ------------

 Net increase in cash and cash equivalents                           9,439,411            5,318,148            2,362,865
 Cash and cash equivalents at beginning of period                         --              4,121,263              240,412
                                                                  ------------         ------------         ------------

 Cash and cash equivalents at end of period                       $  9,439,411         $  9,439,411         $  2,603,277
                                                                  ============         ============         ============


          See accompanying notes to consolidated financial statements.


                                                    NEPHROS, INC. AND SUBSIDIARY
                                                   (A Development Stage Company)

                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (unaudited)


                                          Series A                                                Stock
                                       Preferred Stock                  Common Stock           Subscription     Deferred
                                    Shares         Amount            Shares        Amount       Receivable    Compensation
                                   ---------    ------------       ----------   ------------   -------------  ------------

Issuance of common
  stock upon inception                  --      $       --         1,562,550   $      1,563   $     (5,500)   $       --

Issuance of preferred
  stock                            4,000,000           4,000            --             --       (2,500,000)           --

Net loss                                --              --              --             --             --              --
                                   ---------      ----------      ----------     ----------   ------------    ------------

Balance, December 31, 1997         4,000,000           4,000       1,562,550          1,563     (2,505,500)           --

Net loss                                --              --              --             --             --              --
                                   ---------      ----------      ----------     ----------   ------------    ------------

Balance, December 31, 1998         4,000,000           4,000       1,562,550          1,563     (2,505,500)           --

Noncash stock-based
  compensation                          --              --             2,699              3           --              --

Collection of stock
  subscription receivable               --              --              --             --        2,505,500            --

Net loss                                --              --              --             --             --              --
                                   ---------      ----------      ----------     ----------   ------------    ------------

Balance, December 31, 1999         4,000,000           4,000       1,565,249          1,566           --              --

Noncash stock-based
  compensation                          --              --              --             --             --              --

Cumulative preferred
  dividend and accretion                --              --              --             --             --              --

Net loss                                --              --              --             --             --              --
                                   ---------      ----------      ----------     ----------   ------------    ------------

Balance, December 31, 2000         4,000,000           4,000       1,565,249          1,566           --              --

Noncash stock-based
  compensation                          --              --            28,410             28           --              --

Cumulative preferred
  dividend and accretion                --              --              --             --             --              --

Net loss                                --              --              --             --             --              --
                                   ---------      ----------      ----------     ----------   ------------    ------------

Balance, December 31, 2001         4,000,000           4,000       1,593,659          1,594           --              --

Issue of warrants                       --              --              --             --             --              --

Noncash stock-based
  compensation                          --              --              --             --             --              --

Beneficial conversion
  and warrants issued in
  connection with
  convertible note payable              --              --              --             --             --              --

Cumulative preferred dividend
  and accretion                         --              --              --             --             --              --

Net loss                                --              --              --             --             --              --
                                   ---------      ----------      ----------     ----------   ------------    ------------

Balance, December 31, 2002         4,000,000           4,000       1,593,659          1,594           --              --

Issue of warrants                       --              --              --             --             --              --

Noncash stock-based
  compensation                          --              --              --             --             --        (3,964,000)

Beneficial conversion
  recognized in connection
  with issuance of preferred
  stock                                 --              --              --             --             --              --

Amortization of deferred
  compensation                          --              --              --             --        1,914,060            --

Cumulative preferred
  dividend and accretion                --              --              --             --             --              --

Other comprehensive income              --              --              --             --             --              --

Net loss                                --              --              --             --             --              --
                                   ---------      ----------      ----------     ----------   ------------    ------------

Balance, December 31, 2003         4,000,000           4,000       1,593,659          1,594           --        (2,049,940)

Noncash stock-based
  compensation                          --              --              --             --             --          (893,640)

Beneficial conversion
  recognized in connection
  with issuance of
  preferred stock                       --              --              --             --             --              --

Amortization of deferred
  compensation                          --              --              --             --             --           582,698

Cumulative preferred
  dividend and accretion                --              --              --             --             --              --

Exercise of warrants                  87,500              88            --             --             --              --

Issuance of common stock
  in connection with
  initial public offering               --              --         2,100,000          2,100           --              --

Conversion of preferred
  stock into common stock
  upon initial public
  offering                        (4,087,500)         (4,088)      8,426,589          8,426           --              --

Other comprehensive loss                --              --              --             --             --              --

Net loss                                --              --              --             --             --              --
                                  -----------    -----------       ----------    ----------    ---------       -----------

Balance, September 30, 2004             --       $      --         12,120,248    $   12,120           --       $(2,360,882)
                                  ===========    ===========       ==========    ==========    =========       ===========

          See accompanying notes to consolidated financial statements.


                                                      Accumulated
                                      Additional         Other        Accumulated
                                       Paid-in       Comprehensive   Deficit From
                                       Capital          Income         Inception      Total
                                     ------------   --------------  -------------   ----------

Issuance of common
  stock upon inception               $      3,937   $       --      $       --      $       --

Issuance of preferred
  stock                                 4,996,000           --              --         2,500,000

Net loss                                     --             --          (453,001)       (453,001)
                                      -----------   ------------    ------------     -----------

Balance, December 31, 1997              4,999,937           --          (453,001)      2,046,999

Net loss                                     --             --        (1,146,061)     (1,146,061)
                                      -----------   ------------    ------------     -----------

Balance, December 31, 1998              4,999,937           --        (1,599,062)        900,938

Noncash stock-based
  compensation                                997           --              --             1,000

Collection of stock
  subscription receivable                    --             --              --         2,505,500

Net loss                                     --             --        (3,484,817)     (3,484,817)
                                       ----------   ------------    ------------     -----------

Balance, December 31, 1999              5,000,934           --        (5,083,879)        (77,379)

Noncash stock-based
  compensation                              5,000           --              --             5,000

Cumulative preferred
  dividend and accretion                     --             --          (169,000)       (169,000)

Net loss                                     --             --        (5,582,583)     (5,582,583)
                                       ----------   ------------    ------------     -----------

Balance, December 31, 2000              5,005,934           --       (10,835,462)     (5,823,962)

Noncash stock-based
  compensation                             59,972           --              --            60,000

Cumulative preferred
  dividend and accretion                     --             --          (314,000)       (314,000)

Net loss                                     --             --        (1,085,189)     (1,085,189)
                                       ----------   ------------    ------------     -----------

Balance, December 31, 2001              5,065,906           --       (12,234,651)     (7,163,151)

Issue of warrants                         430,000           --              --           430,000

Noncash stock-based
  compensation                             20,000           --              --            20,000

Beneficial conversion
  and warrants issued in
  connection with
  convertible note payable              1,500,000           --              --         1,500,000

Cumulative preferred dividend
  and accretion                              --             --          (365,000)       (365,000)

Net loss                                     --             --        (2,417,042)     (2,417,042)
                                       ----------   ------------    ------------     -----------

Balance, December 31, 2002              7,015,906           --       (15,016,693)     (7,995,193)

Issue of warrants                          19,000           --              --            19,000

Noncash stock-based
  compensation                          3,964,000           --              --              --

Beneficial conversion
  recognized in connection
  with issuance of preferred
  stock                                 8,006,450           --              --         8,006,450

Amortization of deferred
  compensation                               --             --              --         1,914,060

Cumulative preferred
  dividend and accretion                     --             --        (1,791,000)     (1,791,000)

Other comprehensive income                   --          100,337            --           100,337

Net loss                                     --             --        (5,636,000)     (5,636,000)
                                       ----------   ------------    ------------     -----------

Balance, December 31, 2003             19,005,356        100,337     (22,443,693)     (5,382,346)

Noncash stock-based
  compensation                            893,640           --              --              --

Beneficial conversion
  recognized in connection
  with issuance of
  preferred stock                       3,811,538           --              --         3,811,538

Amortization of deferred
  compensation                               --             --              --           582,698

Cumulative preferred
  dividend and accretion                     --             --       (11,734,533)    (11,734,533)

Exercise of warrants                       87,412           --              --            87,500

Issuance of common stock
  in connection with
  initial public offering              10,782,486           --              --        10,784,586

Conversion of preferred
  stock into common stock
  upon initial public
  offering                             18,880,246           --              --        18,884,584

Other comprehensive loss                     --          (47,784)           --           (47,784)

Net loss                                     --             --        (5,579,615)     (5,579,615)
                                     ------------   ------------    ------------    ------------

Balance, September 30, 2004          $ 53,460,678   $     52,553    $(39,757,841)   $ 11,406,628
                                     ============   ============    ============    ============
(Unaudited)

          See accompanying notes to consolidated financial statements.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (unaudited)


1. Basis of Presentation


   The accompanying unaudited consolidated financial statements of Nephros, Inc. and Nephros International, Limited (together the "Company") should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2003 included in the Company's Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "SEC") on September 20, 2004. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

   The Company invests its excess cash in bank deposits and money market accounts. The Company considers all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents.

   Cash equivalents are carried at fair value, which approximate cost, and primarily consist of money market funds maintained at major U.S. financial institutions.

Short-Term Investments

   All short-term investments, which are carried at fair value, primarily represent auction rate debt securities. These securities have been classified as "available-for-sale." Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on short-term investments is included in interest income. At September 30, 2004, the cost of the available-for-sale securities was $4 million.

Credit Risks and Concentrations

   Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and short-term investments. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date the Company has not experienced any impairment losses on its cash and cash equivalents. The Company has established guidelines relating to diversification and maturities that allow the Company to manage risk.

Revenue Recognition

   Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

   The Company's sales history does not yet provide a basis from which to reasonably estimate rates of product return, and therefore revenues from shipments are deferred until the customers' rights of return have lapsed. In addition, cost of revenue to the extent of amount billed is deferred and is recognized when revenue is recognized. Excess of cost over amount billed is treated as a gross margin loss in the period incurred.

Stock Based Compensation

   The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued based on the fair value of the equity instruments issued in accordance with the Emerging Issues Task Force ("EITF") Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services."

   The Company accounts for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the effect of the differences which would result had the Company applied the fair-value-based method of accounting on a pro forma basis, as required by SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for stock options granted been determined based on fair value at the grant dates, the Company's net loss and net loss per share for the three months and nine months ended September 30, 2004 and 2003 would have been as follows:


                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  ------------                         ------------
                                                              2004               2003             2004              2003
                                                          ------------      ------------      ------------      -----------

Net loss, as reported                                     $ (8,864,795)     $ (2,139,086)     $(17,314,148)     $ (6,149,593)
Add: Stock-based employee compensation expenses
  included in net loss attributable to common
  stockholders                                                 165,090           705,408           582,698         1,774,593
Deduct: Stock-based employee compensation
  expense determined under fair value based method            (199,938)         (925,505)         (688,088)       (2,431,086)
                                                          ------------      ------------      ------------      ------------

Pro forma net loss                                        $ (8,899,643)     $ (2,359,183)     $(17,419,538)     $ (6,806,086)
                                                          ============      ============      ============      ============

Basic and diluted net loss per share allocable to
common stockholders:
As reported                                               $      (3.89)     $      (1.34)     $      (9.49)     $      (3.86)
Pro forma                                                 $      (3.90)     $      (1.48)     $      (9.54)     $      (4.27)


Comprehensive Loss

   The Company reports comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive loss is the total of net loss and all other non-owner changes in equity (or other comprehensive loss) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive loss for the three months ended September 30, 2004 and 2003 was $1,872,462 and $1,826,884, respectively. Comprehensive loss for the nine months ended September 30, 2004 and 2003 was $5,627,399 and $5,655,391, respectively.

Net Loss Per Share

   In accordance with SFAS No. 128, "Earnings Per Share," net loss per common share amounts ("basic EPS") is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, the Company has excluded potential common equivalent shares of 2,040,977 and 6,554,771, respectively, from the computation of diluted EPS for the three and nine months ended September 30, 2004 and 2003, as their effect is antidilutive.

Accrued Expenses

   The Company is required to estimate accrued expenses as part of its process of preparing financial statements. This process involves identifying services which have been performed on the Company's behalf, and the level of service performed and the associated cost incurred for such service as of each balance sheet date in the financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for the preclinical development of the Company's products, the manufacturing of clinical materials, and clinical trials, as well as legal and accounting services provided by professional organizations. In connection with such service fees, the Company's estimates are most affected by its understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of the Company's service providers invoice monthly in arrears for services performed. In the event that the Company does not identify certain costs, which have begun to be incurred, or it under- or over-estimates the level of services performed or the costs of such services, the reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. The Company makes these judgments based upon the facts and circumstances known in accordance with generally accepted accounting principles.

3. Stockholders' Equity and Redeemable Convertible Preferred Stock

   On September 24, 2004, the Company completed the initial public offering of its common stock. The initial public offering consisted of the sale of 2,100,000 shares of common stock at a price of $6.00 per share. Net proceeds from the initial public offering after deducting underwriters' discounts, commissions and expenses, and our offering expenses, were approximately $10.8 million.

   Upon the closing of the Company's initial public offering on September 24, 2004:

      o Each outstanding share of the Company's series A convertible preferred stock was converted into 0.2841 shares of its common stock;

      o Each outstanding share of series B convertible preferred stock was converted into 0.2841 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into common stock at a conversion price of approximately $3.03 per share;

      o Each outstanding share of series C convertible preferred stock was converted into 0.2841 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into common stock at a conversion price of approximately $3.52 per share; and

      o Each outstanding share of series D convertible preferred stock was converted into 0.4310 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into common stock at a conversion price of approximately $2.32 per share.

   Dividends accrued after May 31, 2004 on the shares of preferred stock that were converted into common stock upon the closing of the Company's initial public offering are being paid in cash, and therefore are accrued for as of September 30, 2004.

   On September 10, 2004, the Company effected a reverse stock split pursuant to which each share of its common stock then outstanding was converted into 0.2841 of one share of its common stock. All share and per share amounts for all periods presented have been retroactively restated to give effect to this reverse stock split.

   On June 25, 2004, the Company's Board of Directors adopted and the Company's stockholders approved the Nephros, Inc. 2004 Stock Incentive Plan (the "2004 Plan"). The 2004 Plan provides for grants of restricted stock and stock appreciation rights, as well as stock options to its employees, consultants and non-employee directors. Pursuant to the terms of the 2004 Plan, the Company is authorized to grant awards with respect to a maximum of 486,237 shares of common stock.

   In January 2000, the Company's board of directors adopted the Nephros 2000 Equity Incentive Plan (the "2000 Plan"), under which 2,130,750 shares of common stock had been authorized for issuance upon exercise of options granted. On June 25, 2004 the 2000 Plan was retired, and no additional grants can be made under the 2000 Plan. As of September 30, 2004 options to purchase a total of 1,643,661 shares of common stock had been issued under the 2000 Plan and were outstanding. The options expire on various dates between December 31, 2009 and March 15, 2014, and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

   In connection with its initial public offering, the Company issued to its underwriters (The Shemano Group, LLC and National Securities Corporation), in exchange for $100, warrants to purchase up to an aggregate of 200,000 shares of its common stock. The Company has reserved an equivalent number of shares of common stock for issuance upon exercise of these warrants. Each warrant represents the right to purchase one share of common stock for a period of four and one-half years commencing six months from September 24, 2004, the effective date of the offering. The exercise price of the warrants is $7.50, and they have a cash-less exercise feature which allows them to be exercised through the surrender of a portion of the warrants (determined based on the market price of the Company's common stock at the time of exercise) in lieu of cash payment of the exercise price. The warrants contain provisions that protect their holders against dilution by adjustment of the exercise price and number of shares issuable upon exercise on the occurrence of specific events, such as stock dividends or other changes in the number of the Company's outstanding shares except for shares issued under certain circumstances, including shares issued under the Company's equity incentive plan and any equity securities for which adequate consideration is received. No holder of these warrants will possess any rights as a stockholder unless the warrant is exercised. The holders of the warrants will be entitled to one demand and customary "piggy-back" registration rights to register the shares underlying the warrants. Such registration rights shall continue for a period of five years from the effective date of the initial public offering.

4.  Commitments and Contingencies

In August 2002, the Company entered into a subscription agreement with Lancer Offshore, Inc ("Lancer"). The subscription agreement provided that Lancer would purchase, in three installments, (1) $3,000,000 principal amount of secured notes due March 15, 2003 convertible into 340,920 shares of our common stock, and (2) warrants to purchase until December 2007, an aggregate of 68,184 shares of our common stock at an exercise price of approximately $8.80 per share. In accordance with the subscription agreement, the first installment, consisting of $1,500,000 principal amount of the notes and 34,092 of the warrants, was tendered. However, Lancer failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which, (i) the parties terminated the subscription agreement; (ii) Lancer agreed to surrender 12,785 of the original 34,092 warrants issued to it; (iii) the warrants that were not surrendered were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-forone reverse stock split of our common stock that was contemplated at such time but never consummated; and (iv) the secured convertible note in the principal amount of $1,500,000 referred to above was cancelled. Lancer agreed to deliver to the Company at a subsequent closing the cancelled note and warrants and to reaffirm certain representations and warranties and the Company agreed to issue to Lancer at such subsequent closing an unsecured note in the principal amount of $1,500,000 bearing no interest, not convertible into common stock and due on January 31, 2004 or earlier under certain circumstances. Lancer never fulfilled the conditions to the subsequent closing and, accordingly, the Company never issued the $1,500,000 note that the settlement agreement provided would be issued at such closing.

   The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, pending in the U.S. District Court for the Southern District of Florida (the "Ancillary Proceeding"). That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No.03-CV-80612, also pending in the U.S. District Court for the Southern District of Florida, in which the court has appointed a Receiver to manage Lancer and various related entities (the "Receivership"). In the Ancillary Proceeding, the Receiver seeks payment of $1,500,000 together with interest, costs and attorneys' fees as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of our common stock for $2.50 per share (or 21,308 shares of our common stock for $8.80 per share, if adjusted for the $0.2841-for-one reverse stock split effected by the Company on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended), that the Receiver alleges are due as a result of our settlement agreement with Lancer. The Company believes that it has valid defenses to the Receiver's claims, and intend to contest them vigorously. Additionally, the Company has asserted claims for damages against Lancer that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership. At this time the Ancillary Proceeding has progressed to the commencement of discovery. In addition, on or about March 30, 2004, we asserted claims for damages against Lancer Offshore, Inc. that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership. We have discussed the potential settlement of all claims with the Receiver. However, there can be no assurance that we will settle or that the outcome of any of these proceedings will be successful.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this quarterly report on Form 10-QSB (this "Quarterly Report") and the audited financial statements and notes thereto as of and for the year ended December 31, 2003 included with our prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the SEC on September 20, 2004 (the "Prospectus"). Operating results are not necessarily indicative of results that may occur in future periods.

   This Quarterly Report contains forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical trials, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words "intends," "may," "will," "plans," "expects," "anticipates," "projects," "predicts," "estimates," "aims," "believes," "hopes," "potential" or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified below under the caption "Risk Factors."

Business Overview

   Since our inception in April 1997, we have been engaged in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpur MD190, a dialyzer, OLpur H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpur NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpur MD190 dialyzer in some or all of Cyprus, France, Germany, Greece, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland and the United Kingdom (referred to in this Quarterly Report collectively as our "Target European Market") in March 2004, and have developed prototypes for our OLpur H2H product. We are developing our OLpur NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H2H technology.

   To date, we have devoted substantially all of our efforts to research, clinical development, seeking regulatory approval and establishing manufacturing and marketing relationships and our own marketing and sales support staff for the development, production and sale of our products in our Target European Market and the United States upon their approval by appropriate regulatory authorities.

   Our revenues for the three months ended September 30, 2004 and 2003 were $46,379 and $0, respectively, and revenues for the nine months ended September 30, 2004 and 2003 were $46,379 and $0, respectively, in each case consisting solely of receivables with respect to shipments of our OLpur MD190 product to clinics and distributors in our Target European Market.

   Since our inception, we have incurred annual net losses. As of September 30, 2004, we had an accumulated deficit of $39.8 million, and we expect to incur additional losses in the foreseeable future. We recognized net losses of $5.6 million for the first nine months of 2004, $5.6 million for the year ended December 31, 2003 and $2.4 million for the year ended December 31, 2002.

   Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through September 30, 2004,we received net offering proceeds from private sales of equity and debt securities of approximately $23.5 million. On September 24, 2004 we completed an initial public offering of our common stock, the net proceeds of which were approximately $10.8 million after deducting underwriters' discounts, commissions and expenses, and our offering expenses. We have devoted substantially all of our capital resources to the research and development and the marketing of our products.

   The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

      (1) the completion and success of additional clinical trials and of our regulatory approval processes for each of our products in our target territories;

      (2) the market acceptance of HDF therapy in the United states and of our technologies and products in each of our target markets;

      (3) our ability to effectively and efficiently manufacture, market and distribute our products;

      (4) our ability to sell our products at competitive prices which exceed our per unit costs; and

      (5)   the consolidation of dialysis clinics into larger clinical groups.

   To the extent we are unable to succeed in accomplishing (1) through (3), our sales could be lower than expected and dramatically impair our ability to generate income from operations. With respect to (4), the impact could either be positive, in the case where dialysis clinics consolidate into independent chains, or negative, in the case where competitors acquire these dialysis clinics and use their own products, as competitors have historically tended to use their own products in clinics they have acquired.

Financial Operations Overview

Revenue

   We began sales of our first product in March 2004. Accordingly, our sales history does not yet provide a basis from which to reasonably estimate rates of product return, if any. Consequently, and until we are able to estimate rates of return, if any, more effectively, we do not recognize revenue from these sales until the rights of return have expired. Similarly, we are deferring cost of goods sold to the extent of amounts billed to customers. However, we are recording, in the period that they are incurred, the cost of goods sold for products shipped to the extent that they exceed the amounts billed to our customers for such products. Accordingly, we have recorded $59,093 of gross losses in the first nine months of 2004, primarily due to the write-off of obsolete inventory causing our cost of goods sold to exceed the amounts billed to our customers during such period.

Research and Development

   Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees of our scientific and engineering consultants and related costs, clinical studies, machine and product parts and software and product testing. We expense research and development costs as incurred.

Selling, General and Administrative

   Selling, General and Administrative expenses consist primarily of personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense.

   We expect our expense from sales, marketing and customer service activities, including costs of distributing samples and expenses related to marketing clinical trials, to increase in future periods. These increases are a result of our plan to seek greater market penetration with our OLpur MD190 within our Target European Market and to enter additional markets and introduce additional products once we obtain the requisite regulatory approvals. We also anticipate increases in general and administrative expenses for insurance, professional services, investor relations and other activities associated with operating as a publicly-traded company.

Critical Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management's most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this Quarterly Report and in our Prospectus, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue Recognition

   Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104 Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. We began sales of our first product in March 2004. Accordingly, our sales history does not yet provide a basis from which to reasonably estimate rates of product return, if any. Consequently, and until we can estimate rates of return, if any, more effectively, we do not recognize revenue from these sales until the rights of return have expired.

Accrued Expenses

   We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves identifying services which have been performed on our behalf, and the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for the preclinical development of our products, the manufacturing of clinical materials, and clinical trials, as well as legal and accounting services provided by professional organizations. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-Based Compensation

   We accounted for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services."

   We account for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the effect of the differences which would result had we applied the fair-value-based method of accounting on a pro forma basis, as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

   We have elected to follow APB Opinion No. 25 and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Employee stock compensation expense, which is a non-cash charge, is measured as the excess, if any, of the fair value of our underlying common stock at the date of grant over the amount an employee must pay to acquire such stock. This compensation cost is either amortized over the related vesting periods, or expensed upon the reaching of certain Company milestones.

Plan of Operation

   Based on our cash flow projections, we expect that our existing cash resources will be sufficient to satisfy our cash needs, with no further financing required, to obtain positive cash flow. However, if our sales do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

   We intend to focus our research and development efforts during the next 12 months on:

      o continuing our clinical studies on the OLpur MD190 to provide definitive demonstration of the OLpur MD190's efficacy, including four such studies we have already initiated in our Target European Market; and

      o advancing our OLpur H2H product development in order to eventually obtain regulatory approval (a) for the OLpur H2H product in the European Community (which we have targeted for the second quarter of 2005) and (b) for the OLpur H2H and the OLpur MD190 in the United States (which we have targeted for the first half of 2006).

   We plan to purchase production-related equipment and tooling for placement at facilities of our manufacturers in order to reduce our manufacturing costs through the end of 2004 and beyond.

   We intend to focus our sales and marketing efforts primarily on expanding our marketing of OLpur MD190 in our Target European Market. Furthermore, we anticipate initiating marketing of OLpur H2H in our Target European Market once we obtain the requisite regulatory approvals.

   Once the volume-discount pricing provisions of our agreement with our fiber supplier, Membrana GmbH, become applicable, for each period we will record inventory and cost of goods sold for our fiber orders pursuant to our agreement with Membrana GmbH based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a deeper volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the deeper volume-discount. We do not anticipate that we will begin to recognize revenues from sales of the OLpur H2H in our Target European Market before the end of the second quarter of 2005, nor do we anticipate that we will begin to recognize revenues from sales of the OLpur MD190 in conjunction with OLpur H2H in the United States before the end of the second quarter of 2006.

   In August 2003, we established a European customer service and financial operations center in Dublin, Ireland. Our sales staffs are based in various parts of our Target European Market. We have a Clinical Services Director who provides customer support and training. We intend to add one to three members to our sales staff as well as one to two members to our administrative staff in our Target European Market. We intend to make these staff additions as we expand our presence in our Target European Market and such expansion is currently in process.

Results of Operations

Fluctuations in Operating Results

   Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to our research and development efforts, and marketing expenses related to product launches. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues

   Revenues increased to $46,379 for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003. Revenues represented receivables with respect to shipments of our OLpur MD190 to customers in our Target European Market where the rights of return have expired. Revenues increased because we began shipping OLpur MD190 in fiscal year 2004 and rights of return on our product expired in the quarter ended September 30, 2004.

Cost of Goods Sold

   Cost of goods sold increased to $38,550 for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003. Cost of goods sold represented the cost of our OLpur MD190 product shipped to customers in our Target European Market where the rights of return have expired, and the write-off of obsolete inventory. Cost of goods sold increased primarily because we began shipping our OLpur MD190 product in fiscal 2004.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $1,533,923 for the three months ended September 30, 2004 from $1,398,563 for the three months ended September 30, 2003. This $135,360 increase was primarily due to: an increase of approximately $352,000 in marketing expenses related to the launch of our OLpur MD190 in our Target European Market; an increase of approximately $233,000 in general and administrative costs associated with the expansion of support staff and facilities at our Irish subsidiary; and approximately $75,000 in increased travel and entertainment expenses due to U.S. personnel traveling overseas to assist in the expansion of our European operations. Such increases were partially offset by an approximately $540,000 decrease in non-cash compensation in connection with options granted to employees. We anticipate increases to selling, general and administrative expenses in future periods as we plan to seek greater market penetration with our OLpur MD190 within our Target European Market and to enter additional markets and introduce additional products once we obtain the requisite regulatory approvals. We also expect to incur additional costs for insurance and professional fees associated with operating as a public company.

Research and Development

   Research and development expenses decreased to $358,120 for the three months ended September 30, 2004 from $394,134 for the three months ended September 30, 2003. This $36,014 decrease was primarily due to a decrease in development expenses related to our OLpur MD190 product of approximately $108,000 and a decrease in salaries of R&D personnel of approximately $61,000. Such decreases were partially offset by an approximately $151,000 increase in expenses related to the development of our OLpur H2H product. We anticipate increases to research and development expenses in future periods as we plan to complete the development of our OLpur H2H and OLpur NS2000 products, make them available for clinical testing and obtain regulatory approval for introduction in our Target European Market and the United States.

Other Income (Expense), net

   Other income (expense), net consists of interest income earned on cash deposits and short-term investments, reduced by interest expense and amortization of debt discount and gains and losses in sales of property and assets. Our other income (expense), net increased to income of $2,365 for the three months ended September 30, 2004 from expense of $48,389 for the three months ended September 30, 2003. This $50,754 increase is attributable to the elimination of interest expense, which amounted to $48,389 for the three months ended September 30, 2003, on notes and bridge loans that were paid in full in fiscal year 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues

   Revenues increased to $46,379 for the nine months ended September 30, 2004 from $0 for the nine months ended September 30, 2003. Revenues represented receivables with respect to shipments of our OLpur MD190 product to customers in our Target European Market where the rights of return have expired. Our revenues increased because we began shipping our OLpur MD190 product in the nine months ended September 30, 2004 and rights of return expired in that period.

Cost of Goods Sold

   Cost of goods sold increased to $105,472 for the nine months ended September 30, 2004 from $0 for the nine months ended September 30, 2003. Cost of goods sold represented the cost of our OLpur MD190 product shipped to customers in our Target European Market where the rights of return have expired, and the write-off of obsolete inventory. Cost of goods sold increased primarily because we began shipping our OLpur MD190 product in the nine months ended September 30, 2004.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $3,874,666 for the nine months ended September 30, 2004 from $3,109,864 for the nine months ended September 30, 2003. This $764,802 increase was primarily due to: an increase of approximately $623,000 in marketing expenses related to the launch of our OLpur MD190 in our Target European Market; an increase of approximately $750,000 in general and administrative costs associated with the expansion of support staff and facilities at our Irish subsidiary; and approximately $156,000 in increased travel and entertainment expenses due to U.S. personnel traveling overseas to assist in the expansion of our European operations. Such increases were partially offset by an approximately $1million decrease in non-cash compensation in connection with options granted to employees. We anticipate increases to selling, general and administrative expenses in future periods as we plan to seek greater market penetration with our OLpur MD190 within our Target European Market and to enter additional markets and introduce additional products once we obtain the requisite regulatory approvals. We also expect to incur additional costs for insurance and professional fees associated with operating as a public company.

Research and Development

   Research and development expenses increased to $1,650,136 for the nine months ended September 30, 2004 from $973,340 for the nine months ended September 30, 2003. This $676,796 increase was primarily due to an increase in development expenses related to our OLpur H2H product of approximately $959,000. Such increase was partially offset by a decrease in deferred compensation of approximately $186,000 in connection with options granted to employees. We anticipate increases to research and development expenses in future periods as we plan to complete the development of our OLpur H2H and OLpur NS2000 products, make them available for clinical testing and obtain regulatory approval for introduction in our Target European Market and the United States.

Other Income (Expense), net

   Our other income (expense), net increased to income of $4,280 for the nine months ended September 30, 2004 from expense of $1,586,389 for the nine months ended September 30, 2003. This $1,590,669 increase is due to the write-off, in the first nine months of 2003, of $950,000 of abandoned initial public offering costs combined with approximately $583,000 amortization of a debt discount in the first nine months of 2003 associated with a convertible promissory note issued in 2002.

Liquidity and Capital Resources

   At September 30, 2004, we had a deficit accumulated of $39.8 million, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we manufacture and market our products profitably. Our independent registered public accounting firm had included an explanatory paragraph in their report on our financial statements attached to the Company's Prospectus filed with the SEC on September 20, 2004 which expressed doubt as to our ability to continue as a going concern. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering. From our inception through September 30, 2004, we have received net proceeds of $23.5 million from private sales of equity and debt securities. In addition, on September 24, 2004, we completed our initial public offering and raised net proceeds of approximately $10.8 million.

   At September 30, 2004, we had $9.4 million in cash and cash equivalents. Net cash used in operating activities was $4.8 million for the nine months ended September 30, 2004 compared to $1.8 million for the nine months ended September 30, 2003. The $3 million increase in net cash used in operations during the nine months ended September 30, 2004 was primarily due to increased sales and marketing expenditures of approximately $1.5 million associated with the launch of our OLpur MD190 product in our Target European Market and increased research and development expenditures of approximately $1.1 million related to engineering costs of our OLpur H2H product.

   Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2004 compared to $89,655 for the nine months ended September 30, 2003. $4 million of the cash used in the nine months ended September 30, 2004 was for the purchase of short-term investments. The remainder of the cash used was for the purchase of fixed assets, mainly manufacturing equipment for the production of our OLpur MD190 product.

   Net cash provided by financing activities totaled $14.7 million for the nine months ended September 30, 2004 compared to $4.3 million for the nine months ended September 30, 2003. The net cash provided by financing activities in the nine months ended September 30, 2004 was primarily due to the net proceeds of approximately $10.8 million raised in our initial public offering, and approximately $3.9 million raised from private sales of equity and debt securities and from the exercise of warrants. The net cash provided by financing activities in the nine months ended September 30, 2003 was primarily due to net proceeds of $4.5 million from the issuance of our Series D convertible preferred stock.

   We expect to put our current capital resources to the following uses:

      o     for the marketing and sales of our products;

      o to complete certain clinical studies, obtain appropriate regulatory approvals and expand our research and development with respect to our products;

      o     to continue our product engineering;

      o to pay a former supplier, Plexus Services Corp. amounts due under our settlement agreement;

      o to pay any dividends on shares of our series B, C and D convertible preferred stock that had accrued from May 31, 2004 to September 24, 2004; and

      o for working capital purposes, including for additional salaries and wages as our organization grows and as we expand our presence in our Target European Market and establish operations in the United States and other markets, and for additional professional fees and expenses and other operating costs.

   Over the next 12 months, we currently expect to spend approximately: $1 million to continue our product engineering to complete our clinical grade OLpur H2H product; $1.2 million for the marketing and sales of our OLpur MD190 product, including marketing clinical studies, product sampling and exhibiting at trade shows; $800,000 to complete clinical studies and pursue regulatory approvals with respect to our OLpur H2H product; $350,000 to pay accrued dividends with respect to our series B, C and D convertible preferred stocks; $750,000 in costs associated with operating as a publicly traded company, such as professional and insurance fees; and $275,000 to pay a former supplier, Plexus Services Corporation, amounts due under a settlement agreement we entered into with them.

   We have consumed substantial amounts of capital since our inception. We currently expect our long-term future liquidity source to be gross margins generated from sales of our products. Nonetheless, we believe our existing resources would be sufficient to fund our currently planned operations through the first quarter of 2006, even if we were not to generate any gross revenues from sales of our products. Our future liquidity sources and requirements will depend on many factors, including:

      o the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

      o the timing and costs associated with obtaining the Conformite Europeene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (for products other than our OLpur MD190, for which the CE mark was obtained in July of 2003), or United States regulatory approval;

      o the continued progress in and the costs of clinical studies and other research and development programs;

      o     the costs associated with manufacturing scale-up;

      o the costs involved in filing and enforcing patent claims and the status of competitive products; and

      o the cost of litigation, including potential patent litigation and actual, current and threatened litigation described below under the caption "Risk Factors."

   Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including anticipated sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing. We have no current arrangements with respect to sources of additional financing.

   The following table summarizes our contractual cash obligations and other commercial commitments as of September 30, 2004 (in thousands):


                                                                     Payment due by period
                                                                     ---------------------
                                                               Less than    1 to 3       3 to 5       More than
Contractual Obligations                              Total       1 yr        years        years        5 years
-----------------------                              -----       ----        -----        -----       ---------

Operating lease and similar obligations              $180        $128        $ 52        $   --         $  --

Purchase obligations related to manufacturing
  equipment and molds for the production of
  our OLpur MD190 filter product                      190         190         --             --            --
                                                     ----        ----        ----        --------       -------

Total                                                $370        $318        $ 52        $   --         $  --
                                                     ====        ====        ====        ========       =======

Risk Factors

                          Risks Related to Our Company

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

   We have not been profitable since our inception in 1997. As of September 30, 2004, we had an accumulated deficit of approximately $39.8 million primarily as a result of our research and development expenses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize significant revenues from the sale of our products or be profitable. Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in our Prospectus filed with the SEC on September 20, 2004 expressing doubt as to our ability to continue as a going concern. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

      o the completion and success of additional clinical trials and of our regulatory approval processes for each of our products in our target territories;

      o the market acceptance of HDF therapy in the United states and of our technologies and products in each of our target markets;

      o our ability to effectively and efficiently manufacture, market and distribute our products;

      o our ability to sell our products at competitive prices which exceed our per unit costs; and

      o     the consolidation of dialysis clinics into larger clinical groups.

We cannot sell our products, including certain modifications thereto, until we obtain the requisite regulatory approvals and clearances in the countries in which we intend to sell our products. We have not obtained FDA approval for any of our products and cannot sell any of our products in the United States unless and until we obtain such approval. If we fail to receive or experience a significant delay in receiving such approvals and clearances then we may not be able to get our products to market and enhance our revenues.

   Our business strategy depends in part on our ability to get our products into the market as quickly as possible. We obtained the Conformite Europeene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (collectively, "European Community"), for our OLpur MD190 product on July 31, 2003. We have not yet obtained the CE mark for any of our other products. Similarly, we cannot sell our products in the United States until we receive U.S. Federal Drug Administration, or FDA, clearance. Until we complete the requisite U.S. human clinical trials and submit premarket notification to the FDA pursuant to section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDC Act, we will not be eligible for FDA approval for any of our products.

   In addition to the premarket notification required pursuant to section 510(k) of the FDC Act, the FDA could require us to obtain premarket approval of our products under Section 515 of the FDC Act, either because of legislative or regulatory changes or because the FDA does not agree with our determination that we are eligible to use the Section 510(k) premarket notification process. The
Section 515 premarket approval process is a significantly more costly, lengthy and uncertain approval process and could materially delay our products coming to market. If we do obtain clearance for marketing of any of our devices under section 510(k) of the FDC Act, then any changes we wish to make to such device that could significantly affect safety and effectiveness will require clearance of a notification pursuant to section 510(k), and we may need to submit clinical and manufacturing comparability data to obtain such approval or clearance. We could not market any such modified device until we received FDA clearance or approval. We cannot guarantee that the FDA would timely, if at all, clear or approve any modified product for which section 510(k) is applicable. Failure to obtain timely clearance or approval for changes to marketed products would impair our ability to sell such products and generate revenues in the U.S.

   The clearance and/or approval processes in the European Community and in the United States can be lengthy and uncertain and each requires substantial commitments of our financial resources and our management's time and effort. We may not be able to obtain further CE marking or any FDA approval for any of our products in a timely manner or at all. Even if we do obtain regulatory approval, approval may be only for limited uses with specific classes of patients, processes or other devices. Our failure to obtain, or delays in obtaining, the necessary regulatory clearance and/or approvals with respect to the European Community or the United States would prevent us from selling our affected products in these regions. If we cannot sell some of our products in these regions, or if we are delayed in selling while awaiting the necessary clearance and/or approvals, our ability to generate revenues from these products will be limited.

   If we are successful in our initial marketing efforts in some or all of our Target European Market and the United States, then we plan to market our products in several countries outside of our Target European Market and the United States, including Japan, Korea and China, Canada and Mexico. Requirements pertaining to the sale of medical devices vary widely from country to country. It may be very expensive and difficult for us to meet the requirements for the sale of our products in many of these countries. As a result, we may not be able to obtain the required approvals in a timely manner, if at all. If we cannot sell our products outside of our Target European Market and the United States, then the size of our potential market could be reduced, which would limit our potential sales and revenues.

We cannot assure you that our products will be safe and we are required under applicable law to report any product-related deaths or serious injuries or product malfunctions that could result in deaths or serious injuries, and such reports could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products.

   We cannot assure you that our products will be safe. Under the FDC Act, we are required to submit medical device reports, or MDRs, to the FDA to report device-related deaths, serious injuries and product malfunctions that could result in death or serious injury if they were to recur. Depending on their significance, MDRs could trigger events that could cause us to incur expenses and may also limit our ability to generate revenues from such products, such as the following:

      o information contained in the MDRs could trigger FDA regulatory actions such as inspections, recalls and patient/physician notifications;

      o since the reports are publicly available, MDRs could become the basis for private lawsuits, including class actions; and

      o if we fail to submit a required MDR to the FDA, the FDA could take enforcement action against us.

   If any of these events occur, then we could incur significant expenses and it could become more difficult for us to gain market acceptance of our products and to generate revenues from sales. Other countries may impose analogous reporting requirements that could cause us to incur expenses and may also limit our ability to generate revenues from sales of our products.

Product liability associated with the production, marketing and sale of our products, and/or the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our goodwill.

   The production, marketing and sale of kidney dialysis products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. Although we have acquired product liability insurance for our OLpur MD190 product and intend to acquire additional product liability insurance upon commercialization of any of our additional products, we may not be able to maintain or obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all potential product liability claims, a successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, even if we are able to obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and goodwill and adversely affect the demand for our products, our ability to generate sales and our profitability.

   Some of the agreements that we may enter into with manufacturers of our products and components of our products may require us:

      o     to obtain product liability insurance; or

      o to indemnify manufacturers against liabilities resulting from the sale of our products.

   For example, our agreement with Medica s.r.l. requires that we obtain and maintain certain minimum product liability insurance coverage and that we indemnify Medica against certain liabilities arising out of our products that they manufacture, provided they do not arise out of Medica's breach of the agreement, negligence or willful misconduct. If we are not able to obtain and maintain adequate product liability insurance, we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers for their losses, which could materially deplete our assets.

If we violate any provisions of the FDC Act or any other statutes or regulations, then we could be subject to enforcement actions by the FDA or other governmental agencies.

   We face a significant compliance burden under the FDC Act and other applicable statutes and regulations which govern the testing, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion of our products. If we violate the FDC Act or other regulatory requirements at any time during or after the product development and/or approval process, we could be subject to enforcement actions by the FDA or other agencies, including:

      o     fines;

      o     injunctions;

      o     civil penalties;

      o     recalls or seizures of our products;

      o     total or partial suspension of the production of our products;

      o withdrawal of any existing approvals or premarket clearances of our products;

      o refusal to approve or clear new applications or notices relating to our products;

      o recommendations by the FDA that we not be allowed to enter into government contracts; and

      o     criminal prosecution.

   Any of the above could have a material adverse effect on our business, financial condition and results of operations.

Significant additional governmental regulation could subject us to unanticipated delays which would adversely affect our sales and revenues.

   Our business strategy depends in part on our ability to get our products into the market as quickly as possible. Additional laws and regulations, or changes to existing laws and regulations that are applicable to our business may be enacted or promulgated, and the interpretation, application or enforcement of the existing laws and regulations may change. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements or the specific effects any of these might have on our business. Any future laws, regulations, interpretations, applications or enforcements could delay or prevent regulatory approval or clearance of our products and our ability to market our products. Moreover, changes that result in our failure to comply with the requirements of applicable laws and regulations could result in the types of enforcement actions by the FDA and/or other agencies as described above, all of which could impair our ability to have manufactured and to sell the affected products.

Protecting our intellectual property in our technology through patents may be costly and ineffective. If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

   Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our eight granted U.S. patents will expire at various times from 2018 to 2022, assuming they are properly maintained.

   The protection provided by our patents, and patent applications if issued, may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or if we attempt to enforce them, may not necessarily be upheld by the courts of any jurisdiction. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods and devices for dialysis of which we are not aware and additional patents relating to methods and devices for dialysis may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

   Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time-consuming, regardless of whether the outcome is favorable to us, and may require the diversion of substantial financial, managerial and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development, product sales or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and the claims of these patents are ultimately determined to be valid, then we may be required to obtain licenses under patents of others in order to develop, manufacture, use, import and/or sell our products. We may not be able to obtain licenses under any of these patents on terms acceptable to us, if at all. If we do not obtain these licenses, we could encounter delays in, or be prevented entirely from using, importing, developing, manufacturing, offering or selling any products or practicing any methods, or delivering any services requiring such licenses.

   If we file patent applications or obtain patents in foreign countries, we will be subject to laws and procedures that differ from those in the United States. Such differences could create additional uncertainty about the level and extent of our patent protection. Moreover, patent protection in foreign countries may be different from patent protection under U.S. laws and may not be as favorable to us. Many non-U.S. jurisdictions, for example, prohibit patent claims covering methods of medical treatment of humans, although this prohibition may not include devices used for such treatment.

If we are not able to protect our trade secrets through enforcement of our confidentiality and non-competition agreements, then our competitors may gain access to our trade secrets, we may not be able to compete effectively and we may not be profitable.

   We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. If these employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, then our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively.

If our trademarks and trade names are not adequately protected, then we may not be able to build brand loyalty and our sales and revenues may suffer.

   Our registered or unregistered trademarks or trade names may be challenged, cancelled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Over the long term, if we are unable to establish a brand based on our trademarks and trade names, then we may not be able to compete effectively and our sales and revenues may suffer.

If we are not able to successfully scale-up production of our products, then our sales and revenues will suffer.

   In order to commercialize our products, we need to be able to produce them in a cost-effective way on a large scale to meet commercial demand, while maintaining extremely high standards for quality and reliability. If we fail to successfully commercialize our products, then we will not be profitable.

   We expect to rely on a limited number of independent manufacturers to produce the OLpur MD190 and our other products for us. Our manufacturers' systems and procedures may not be adequate to support our operations and may not be able to achieve the rapid execution necessary to exploit the market for our products. Our manufacturers could experience manufacturing and control problems as they begin to scale-up our future manufacturing operations, and we may not be able to scale-up manufacturing in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities. If we experience any of these problems with respect to our manufacturers' initial or future scale-ups of manufacturing operations, then we may not be able to have our products manufactured and delivered in a timely manner.

We will not control the independent manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure the timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

   Independent manufacturers of medical devices will manufacture all of our products and components. We have contracted Medica s.r.l., a developer and manufacturer of medical products with corporate headquarters located in Italy, to assemble and produce our OLpur MD190, and have an agreement with Membrana GmbH, a manufacturer of medical and technical membranes for applications like dialysis with corporate headquarters located in Germany, to produce the fiber for the OLpur MD190. As with any independent contractor, these manufacturers will not be employed or otherwise controlled by us and will be generally free to conduct their business at their own discretion. For us to compete successfully, among other things, our products must be manufactured on a timely basis in commercial quantities at costs acceptable to us. If one or more of our independent manufacturers fails to deliver our products in a timely manner, then we may not be able to find a substitute manufacturer. If we are not, or if potential customers believe that we are not, able to ensure timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

The loss or interruption of services of any of our manufacturers could slow or stop production of our products, which would limit our ability to generate sales and revenues.

   Because we are likely to rely on no more than two contract manufacturers to manufacture each of our products and major components of our products, a stop or significant interruption in the supply of our products or major components by a single manufacturer, for any reason, could have a material adverse effect on us. We expect most of our contract manufacturers will enter into contracts with us to manufacture our products and major components and that these contracts will be terminable by the contractors or us at any time under certain circumstances. We have not made alternative arrangements for the manufacture of our products or major components and we cannot be sure that acceptable alternative arrangements could be made on a timely basis, or at all, if one or more of our manufacturers failed to manufacture our products or major components in accordance with the terms of our arrangements. If any such failure occurs and we are unable to obtain acceptable alternative arrangements for the manufacture of our products or major components of our products, then the production and sale of our products could slow down or stop, and our cash flow would suffer.

If we are not able to maintain sufficient quality controls, then the additional approval or clearance of our products by the European Union, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer.

   Approval or clearance of our products could be delayed by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure by our manufacturers to comply with these requirements could prevent us from marketing our products in the European Community. The FDA also imposes requirements through quality system requirements, or QSR, regulations, which include requirements for good manufacturing practices, or GMP. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA approval of our products and from marketing our products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpur MD190 have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not been inspected by the FDA. Similarly, although some of the facilities and processes that we expect to use to manufacture our OLpur H2H and OLpur NS2000 have been inspected by the FDA, they have not been inspected by any notified body. A "notified body" is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the European Community and the United States.

   Even with approval to market our products in the European Community, the United States and other countries, manufacturers of our products must continue to comply or ensure compliance with the relevant manufacturing requirements. Although we cannot control the manufacturers of our products, we may need to expend time, resources and effort in product manufacturing and quality control to assist with their continued compliance with these requirements. If violations of applicable requirements are noted during periodic inspections of the manufacturing facilities of our manufacturers, then we may not be able to continue to market the products manufactured in such facilities and our revenues may be materially adversely affected.

Once our products are commercialized, we may face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues.

   Our products are, or will be, new to the market, and we do not yet have an established market or customer base for our products. Acceptance of our products in the marketplace by both potential users, including ESRD patients, and potential purchasers, including nephrologists, dialysis clinics and other health care providers, is uncertain, and our failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and be profitable. Market acceptance will require substantial marketing efforts and the expenditure of significant funds by us to inform dialysis patients and nephrologists, dialysis clinics and other health care providers of the benefits of using our products. We may encounter significant clinical and market resistance to our products and our products may never achieve market acceptance. Factors that may affect our ability to achieve acceptance of our products in the market place include whether:

      o     our products will be safe for use;

      o     our products will be effective;

      o     our products will be cost-effective;

      o we will be able to demonstrate product safety, efficacy and cost-effectiveness;

      o there are unexpected side effects, complications or other safety issues associated with our products; and

      o government or third party reimbursement for the cost of our products is available at reasonable rates, if at all.

If we cannot develop adequate distribution, customer service and technical support networks, then we may not be able to market and distribute our products effectively and/or customers may decide not to order our products, and, in either case, our sales and revenues will suffer.

   Our strategy requires us to distribute our products and provide a significant amount of customer service and maintenance and other technical service. To provide these services, we have begun, and will need to continue, to develop a network of distribution and a staff of employees and independent contractors in each of the areas in which we intend to operate. We cannot assure you we will be able to organize and manage this network on a cost-effective basis. If we cannot effectively organize and manage this network, then it may be difficult for us to distribute our products and to provide competitive service and support to our customers, in which case customers may be unable, or decide not, to order our products and our sales and revenues will suffer.

We may face significant risks associated with international operations, which could have a material adverse effect on our business, financial condition and results of operations.

   We expect to manufacture and to market our products in our Target European Market and elsewhere outside of the United States. We expect that our revenues from our Target European Market will initially account for a significant portion of our revenues. Our international operations are subject to a number of risks, including the following:

      o fluctuations in exchange rates of the United States dollar could adversely affect our results of operations;

      o we may face difficulties in enforcing and collecting accounts receivable under some countries' legal systems;

      o local regulations may restrict our ability to sell our products, have our products manufactured or conduct other operations;

      o     political instability could disrupt our operations;

      o some governments and customers may have longer payment cycles, with resulting adverse effects on our cash flow; and

      o some countries could impose additional taxes or restrict the import of our products.

   Any one or more of these factors could increase our costs, reduce our revenues, or disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to keep our key management and scientific personnel, then we are likely to face significant delays at a critical time in our corporate development and our business is likely to be damaged.

   Our success depends upon the skills, experience and efforts of our management and other key personnel, including our chief executive officer, certain members of our scientific and engineering staff and our marketing executives. As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of these few individuals. We do not maintain key-man life insurance on any of our management or other key personnel other than Norman Barta, on whom we obtained a $1 million key-man life insurance policy. The loss of the services of one or more of our present management or other key personnel could significantly delay the development and/or launch of our products as there could be a learning curve of several months or more for any replacement personnel. Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives. Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

If a non-competition clause in an employee's employment agreement with his former employer is enforceable and such employer successfully seeks enforcement thereof, then we may be liable for damages, which could impair our potential profitability.

   At the time we entered into an employment agreement with one of our employees, he was subject to an employment agreement with his former employer that included a non-competition clause. The former employer may seek to enforce such non-competition clause that purports to impose a fine upon us, in our capacity as our employee's employer, and if a court of competent jurisdiction finds us liable for damages, such liability could impair our potential profitability.

Our certificate of incorporation limits liability of our directors, which could discourage you or other stockholders from bringing suits against our directors in circumstances where you think they might otherwise be warranted.

   Our certificate of incorporation provides, with specific exceptions required by Delaware law, that our directors are not personally liable to us or our stockholders for monetary damages for any action or failure to take any action. In addition, we have agreed, and our certificate of incorporation and bylaws provide for, mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. These provisions may discourage stockholders from bringing suit against a director for breach of duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against any of our directors.

If and to the extent we are found liable in certain proceedings or our expenses related to those or other legal proceedings become significant, then our liquidity could be materially adversely affected and the value of our stockholders' interests in us could be impaired.

   We are the defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, pending in the U.S. District Court for the Southern District of Florida (the "Ancillary Proceeding"). That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, also pending in the U.S. District Court for the Southern District of Florida, in which the court has appointed a Receiver to manage Lancer Offshore, Inc. and various related entities (the "Receivership").

   In the Ancillary Proceeding, the Receiver for Lancer Offshore, Inc. alleges that, in consideration for Lancer Offshore, Inc.'s agreement to enter into a settlement agreement in January 2003, we were required to deliver a note in the principal amount of $1,500,000 and an instrument evidencing the portion of warrants previously issued to Lancer Offshore, Inc. that were not surrendered by Lancer Offshore, Inc. pursuant to the settlement agreement, and the Receiver seeks payment of $1,500,000, together with interest, costs and attorneys' fees, as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of our common stock for $2.50 per share (without giving effect to any adjustment from the reverse stock split we effected on September 10, 2004, pursuant to the antidilution provisions of such warrant, as amended). Pursuant to our January 2003 settlement agreement with Lancer Offshore, Inc., such warrants were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-for-one reverse stock split of our common stock that was contemplated at such time but never consummated. Lancer Offshore, Inc. may contend that the 75,000 shares and $2.50 per share exercise terms of their warrant are not subject to adjustment as a result of our recently completed 0.2841-for-one reverse stock split. Furthermore, Lancer Offshore, Inc. may claim that the number of shares issuable upon exercise of the warrant should actually be increased to 94,771 and the exercise price proportionally decreased to $1.98 per share, upon consummation of the recently completed split to adjust for the difference between the split contemplated in the warrants (0.2248318-for-one) and our recently completed split (0.2841-for-one). Although we have asserted claims for damages against Lancer Offshore, Inc. that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership and we have discussed the potential settlement of all claims with the Receiver. However, there can be no assurance that we will settle or that the outcome of any of these proceedings will be successful.

   In June 2004, Hermitage Capital Corporation ("Hermitage") threatened to sue us for warrants it claims are due to it under its settlement agreement with us as well as a placement fee and additional warrants it claims are, or will be, owed in connection with the offering to which this prospectus relates, as compensation for allegedly introducing us to one of the underwriters. We have commenced discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims. However such discussions may prove unsuccessful.

   The form of warrants that would have been issuable to Hermitage pursuant to the settlement agreement, if the closing of the transactions contemplated by our settlement agreement with Lancer Offshore, Inc. had occurred, contained the same antidilution provisions as were added to Lancer Offshore, Inc.'s warrant pursuant to our settlement agreement with Lancer Offshore, Inc. Accordingly, Hermitage may contend that the 60,000 shares and $2.50 per share exercise terms of the warrant described in the settlement agreement would not be subject to adjustment as a result of our recently completed 0.2841-for-one reverse stock split. Furthermore, Hermitage may claim that the number of shares issuable upon exercise of the warrant should actually be increased to 75,817 and the exercise price proportionally decreased to $1.98 per share, upon consummation of the recently completed split to adjust for the difference between the split contemplated in the warrants (0.2248318-for-one) and our recently completed split (0.2841-for-one).

   If and to the extent we are found to have significant liability to Lancer Offshore, Inc. or Hermitage, or our expenses related to defending against the Receiver's claims in the Ancillary Proceeding, any lawsuit Hermitage may bring against us and/or pursuing our claims in the Receivership become significant, then our liquidity could be materially adversely affected and/or our stockholders could experience dilution in their investment in us and the value of our stockholders' interests in us could be impaired.

We may use our financial resources in ways with which you do not agree and in ways that may not yield a favorable return.

   Our management has broad discretion over the use of our financial resources, including the net proceeds from our initial public offering. Stockholders may not deem such uses desirable. Our use of our financial resources may vary substantially from our currently planned uses, and investors rely on the judgment of our management with respect to the application of these proceeds. We cannot assure you that we will apply such proceeds effectively or that we will invest such proceeds in a manner that will yield a favorable return or any return at all.

Several provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our bylaws could discourage, delay or prevent a merger or acquisition, which could adversely affect the market price of our common stock.

   Several provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our bylaws could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our common stock could be reduced as a result. These provisions include:

      o authorizing our board of directors to issue "blank check" preferred stock without stockholder approval;

      o providing for a classified board of directors with staggered, three-year terms;

      o prohibiting us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain provisions are met;

      o     prohibiting cumulative voting in the election of directors;

      o prohibiting stockholder action by written consent unless the written consent is signed by all stockholders entitled to vote on the action;

      o     limiting the persons who may call special meetings of stockholders;
            and

      o establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

As a relatively new company with little or no name recognition and with several risks and uncertainties that could impair our business operations, we are not likely to generate widespread interest in our common stock. Without widespread interest in our common stock, our common stock price may be highly volatile and an investment in our common stock could decline in value.

   Prior to the initial public offering, there was no public market for our common stock. Unlike many companies with publicly traded securities, we have little or no name recognition outside the nephrology community. We are a relatively new company and very few investors are familiar with either our company or our products. As we will not be marketing our products directly to the public, it may be difficult for us to generate the kind of interest in our stock that other companies experience after an initial public offering. An active trading market in our common stock might not develop, or if it does develop, might not continue.

   Additionally, the market price of our common stock may fluctuate significantly in response to many factors, many of which are beyond our control. Risks and uncertainties, including those described elsewhere in this "Risk Factors" section could impair our business operations or otherwise cause our operating results or prospects to be below expectations of investors and market analysts, which could adversely affect the market price of our common stock. As a result, investors in our common stock may not be able to resell their shares at or above their purchase price and could lose all of their investment.

   In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against the company. We may become involved in this type of litigation in the future. Litigation of this type could be extremely expensive and divert management's attention and resources from running our company.

Because our capital requirements have been and will continue to be significant, we may need to raise additional funds or we will not be able to continue to operate our business. If our business fails, investors in our common stock could lose their entire investment.

   Our capital requirements have been and will continue to be significant. To date, we have been dependent primarily on the net proceeds of private placements of our equity and debt securities, aggregating approximately $23.5 million. We plan to use the net proceeds of our initial public offering of approximately $10.8 million to fund our marketing and sales efforts, clinical trials, regulatory approvals, research and development as well as our other working capital requirements. We currently have no committed sources of, or other arrangements with respect to, additional financing. We cannot assure you that our existing capital resources, together with the net proceeds from future operating cash flows, if any, will be sufficient to fund our future operations. Our capital requirements will depend on numerous factors, including:

      o the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

      o the timing and costs associated with obtaining the Conformite Europeene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking, or United States regulatory approval;

      o the continued progress in and the costs of clinical studies and other research and development programs;

      o     the costs associated with manufacturing scale-up;

      o the costs involved in filing and enforcing patent claims and the status of competitive products; and

      o the cost of litigation, including potential patent litigation and actual, current and threatened litigation described below under the caption "Risk Factors."


   If we require additional capital beyond the cash, if any, generated from our operations, we would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve our business objectives. We cannot assure you that we will be able to obtain alternative financing on acceptable terms or at all. Our failure to obtain financing when needed could have a material adverse effect on us. Any additional equity financing could substantially dilute your equity interests in our company and any debt financing could impose significant financial and operational restrictions on us.

Our directors, executive officers and principal stockholders control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

   Our directors, executive officers and principal stockholders beneficially own approximately 58% of our outstanding common stock. Should they act as a group, they will have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Ronald O. Perelman beneficially owns 29.2% of our outstanding common stock. WPPN, LP, Wasserstein SBIC Ventures II L.P., WV II Employee Partners, LLC, and BW Employee Holdings, LLC, entities that may be deemed to be controlled by Bruce Wasserstein (collectively, the "Wasserstein Entities"), beneficially own an aggregate of 15.9% of our outstanding common stock, although Mr. Wasserstein himself disclaims beneficial ownership of the shares held by the Wasserstein Entities except to the extent of his pecuniary interest therein (which is less than 1% of our outstanding common stock). Our principal stockholders may have significant influence over our policies and affairs, including the election of directors. Furthermore, such concentration of voting power could enable those stockholders to delay or prevent another party from taking control of our company even where you might find such change of control transaction desirable.

Future sales of our common stock could cause the market price of our common stock to decline.

   The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by our large stockholders, or the perception that such sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.

   We have entered into registration rights agreements with many of our existing stockholders that entitle them to have an aggregate of 9,840,681 shares registered for sale in the public market. Moreover, many of those shares could be sold in the public market without registration once they have been held for one year, subject to the limitations of Rule 144 under the Securities Act and certain contractual "lock-up" provisions.

                          Risks Related to Our Industry

We expect to face significant competition from existing suppliers of renal replacement therapy devices, supplies and services. If we are not able to compete with them effectively, then we may not be profitable.

   We expect to compete in the kidney dialysis market with existing suppliers of hemodialysis and peritoneal dialysis devices, supplies and services. Our competitors include Fresenius Medical Care AG, The Gambro Company and Baxter International Inc., currently three of the primary machine manufacturers in hemodialysis, as well as B. Braun Biotech International GmbH, Nipro Medical Corporation, Asahi Kasei Corporation and other smaller machine manufacturers in hemodialysis. Fresenius and Gambro also manufacture HDF machines. These companies and most of our other competitors have longer operating histories and substantially greater financial, marketing, technical, manufacturing and research and development resources and experience than we have. Our competitors could use these resources and experiences to develop products that are more effective or less costly than any or all of our products or that could render any or all of our products obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products.

   We do not have an established customer base and may encounter a high degree of competition in developing one. Our potential customers are a limited number of nephrologists, national, regional and local dialysis clinics and other healthcare providers. The number of our potential customers may be further limited to the extent any exclusive relationships exist or are entered into between our potential customers and our competitors. We cannot assure you that we will be successful in marketing our products to these potential customers. If we are not able to develop competitive products and take and hold sufficient market share from our competitors, we will not be profitable.

Some of our competitors own or could acquire dialysis clinics throughout the United States, our Target European Market and other regions of the world. We may not be able to successfully market our products to the dialysis clinics under their ownership. If our potential market is materially reduced in this manner, then our potential sales and revenues could be materially reduced.

   Some of our competitors, including Fresenius and Gambro, manufacture their own products and own dialysis clinics in the United States, our Target European Market and other regions of the world. Because these competitors have historically tended to use their own products in their clinics, we may not be able to successfully market our products to the dialysis clinics under their ownership. Based on the annual reports for each company as of December 2003: (1) Fresenius treated in its own dialysis clinics approximately 26% of the dialysis patients in the United States, 7% of the dialysis patients in Fresenius's European market, including the Czech Republic, France, Germany, Hungary, Italy, Portugal, Poland, Slovakia, Slovenia, Spain, Turkey and the United Kingdom, and 9% of the dialysis patients worldwide; and (2) Gambro treated in its own dialysis clinics approximately 14% of the dialysis patients in the United States, 3% of the dialysis patients in Europe and 4% of the dialysis patients worldwide. Based on certain marketing reports, we believe that, in September 2001, approximately 95% of the products then used by dialysis clinics owned by Fresenius were products of Fresenius and approximately 40% of the products then used by dialysis clinics owned by Gambro were products of Gambro.

   We believe that there is currently a trend among ESRD therapy providers towards greater consolidation. If such consolidation takes the form of our competitors acquiring independent dialysis clinics, rather than such dialysis clinics banding together in independent chains, then more of our potential customers would also be our competitors. If our competitors continue to grow their networks of dialysis clinics, whether organically or through consolidation, and if we cannot successfully market our products to dialysis clinics owned by these competitors or any other competitors, then our revenues could be adversely affected.

If the size of the potential market for our products is significantly reduced due to pharmacological or technological advances in preventative and alternative treatments for ESRD, then our potential sales and revenues will suffer.

   Pharmacological or technological advances in preventative or alternative treatments for ESRD could significantly reduce the number of ESRD patients needing our products. These pharmacological or technological advances may include:

      o the development of new medications, or improvements to existing medications, which help to delay the onset or prevent the progression of ESRD in high-risk patients (such as those with diabetes and hypertension);

      o the development of new medications, or improvements in existing medications, which reduce the incidence of kidney transplant rejection; and

      o developments in the use of kidneys harvested from genetically-engineered animals as a source of transplants.

   If these or any other pharmacological or technological advances reduce the number of patients needing treatment for ESRD, then the size of the market for our products may be reduced and our potential sales and revenues will suffer.

If the number of ESRD patients needing ongoing treatment for ESRD does not increase at the rates projected, then our potential market will be smaller than expected, and our sales and revenues could be adversely affected.

   Based on certain industry publications we believe that as of year end 2001, the number of ESRD patients worldwide was approximately 1.5 million and approximately 7% greater than at year end 2000. If the number of ESRD patients needing ongoing treatment for ESRD has not or does not continue to increase at that rate, the size of the market for our products will not increase at the rate we estimate and, therefore, our anticipated sales and revenues may be reduced, and we may not be profitable.

If government and other third party reimbursement programs discontinue their coverage of ESRD treatment or reduce reimbursement rates for ESRD products, then we may not be able to sell as many units of our products as otherwise expected, or we may need to reduce the anticipated prices of our products and, in either case, our potential revenues may be reduced.

   Providers of renal replacement therapy are often reimbursed by government programs, such as Medicare or Medicaid in the U.S., or other third-party reimbursement programs, such as private medical care plans and insurers. We believe that the amount of reimbursement for renal replacement therapy under these programs has a significant impact on the decisions of nephrologists, dialysis clinics and other health care providers regarding treatment methods and products. Accordingly, changes in the extent of coverage for renal replacement therapy or a reduction in the reimbursement rates under any or all of these programs may cause a decline in recommendations or purchases of our products, which would materially adversely affect the market for our products and reduce our potential sales. Alternatively, we might respond to reduced reimbursement rates by reducing the prices of our products, which could also reduce our potential revenues.

As the number of managed health care plans increases in the United States, amounts paid for our products by non-governmental programs may decrease and we may not generate sufficient revenues to be profitable.

   We expect to obtain a portion of our revenues from reimbursement provided by non-governmental programs in the United States. Although non-governmental programs generally pay higher reimbursement rates than governmental programs, of the non-governmental programs, managed care plans generally pay lower reimbursement rates than insurance plans. Reliance on managed care plans for dialysis treatment may increase if future changes to the Medicare program require non-governmental programs to assume a greater percentage of the total cost of care given to dialysis patients over the term of their illness, or if managed care plans otherwise significantly increase their enrollment of these patients. If the reliance on managed care plans for dialysis treatment increases, more patients join managed care plans or managed care plans reduce reimbursement rates, we may need to reduce anticipated prices of our products or sell fewer units, and, in either case, our potential revenues would suffer.

If HDF does not become a preferred therapy for ESRD, then the market for our products may be limited and we may not be profitable.

   A significant portion of our success is dependent on the acceptance and implementation of HDF as a preferred therapy for ESRD. There are several treatment options currently available and others may be developed. HDF may not increase in acceptance as a preferred therapy for ESRD. If it does not, the market for our products may be limited and we may not be able to sell a sufficient quantity of our products to be profitable.

If the per-treatment costs for dialysis clinics using our products are higher than the costs of clinics providing hemodialysis treatment, then we may not achieve market acceptance of our products in the United States and our potential sales and revenues will suffer.

   If the cost of our products results in an increased cost to the dialysis clinic over hemodialysis therapies and such cost is not separately reimbursable by governmental programs or private medical care plans and insurers outside of the per-treatment fee, then we may not gain market acceptance for our products in the United States unless HDF therapy becomes the standard treatment method for ESRD. If we do not gain market acceptance for our products in the United States, then the size of our market and our anticipated sales and revenues will be reduced.

Proposals to modify the health care system in the United States or other countries could affect the pricing of our products. If we cannot sell our products at the prices we plan to, then our margins and our profitability will be adversely affected.

   A substantial portion of the cost of treatment for ESRD in the United States is currently reimbursed by the Medicare program at prescribed rates. Proposals to modify the current health care system in the United States to improve access to health care and control its costs are continually being considered by the federal and state governments. We anticipate that the U.S. Congress and state legislatures will continue to review and assess alternative health care reform proposals. We cannot predict whether these reform proposals will be adopted, when they may be adopted or what impact they may have on us if they are adopted. Any spending decreases or other significant changes in the Medicare program could affect the pricing of our products. As we are not yet established in our business and it will take some time for us to begin to recoup our research and development costs, our profit margins are likely initially to be lower than those of our competitors and we may be more vulnerable to small decreases in price than many of our competitors.

   Health administration authorities in countries other than the United States may not provide reimbursement for our products at rates sufficient for us to achieve profitability, or at all. Like the United States, these countries have considered health care reform proposals and could materially alter their government-sponsored health care programs by reducing reimbursement rates for dialysis products.

   Any reduction in reimbursement rates under Medicare or foreign health care programs could negatively affect the pricing of our products. If we are not able to charge a sufficient amount for our products, then our margins and our profitability will be adversely affected.

If patients in our Target European Market were to reuse dialyzers, then our potential product sales could be materially adversely affected.

   In the United States, a majority of dialysis clinics reuse dialyzers - that is, a single dialyzer is disinfected and reused by the same patient. However, the trend in our Target European Market is towards not reusing dialyzers, and some countries (such as France, Germany, Italy and the Netherlands) actually forbid the reuse of dialyzers. As a result, each patient in our Target European Market can generally be expected to purchase more dialyzers than each United States patient. The laws forbidding reuse could be repealed and it may become generally accepted to reuse dialyzers in our Target European Market, just as it currently is in the United States. If reuse of dialyzers were to become more common among patients in our Target European Market, then there would be demand for fewer dialyzer units and our potential product sales could be materially adversely affected.

Item 3. Controls and Procedures

   Prior to the filing of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. In conjunction with our preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we are in the process of implementing certain enhancements with respect to our internal controls over financial reporting. These matters are being discussed with the Audit Committee of our Board of Directors. Management, including the Chief Executive Officer and Chief Financial Officer, expects that these enhancements will be in place by June 30, 2005.

   An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting, other than the hiring of our Chief Financial Officer and the establishment of an Audit Committee and a Qualified Legal Compliance Committee of our Board of Directors, that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

   Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

   We are the defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004, and is pending in the U.S. District Court for the Southern District of Florida (the "Ancillary Proceeding"). That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, which was commenced on July 8, 2003, and is also pending in the U.S. District Court for the Southern District of Florida, wherein the court has appointed a Receiver to manage Lancer Offshore, Inc. and various related entities (the "Receivership").

   In April 2002, we engaged Hermitage Capital Corporation ("Hermitage") as our placement agent in connection with a proposed private placement of our securities. Thereafter, Hermitage introduced Lancer Offshore, Inc. to us as a potential investor in such proposed financing. In August 2002, we entered into a subscription agreement with Lancer Offshore, Inc. The subscription agreement provided that Lancer Offshore, Inc. would purchase, in three installments, (1) $3,000,000 principal amount of secured notes due March 15, 2003 convertible into 340,920 shares of our common stock and (2) warrants to purchase until December 2007 an aggregate of 68,184 shares of our common stock at an exercise price of approximately $8.80 per share. In accordance with the subscription agreement, the first installment of securities, consisting of $1,500,000 principal amount of the notes and 34,092 of the warrants, was sold. However, Lancer Offshore, Inc. failed to fund the remaining installments. Following this failure, we attempted to resolve our resulting dispute with Lancer Offshore, Inc. by entering into a settlement agreement dated as of January 31, 2003. Among other things the settlement agreement released Lancer Offshore, Inc. from its obligation to purchase the remaining $1,500,000 of our securities pursuant to the subscription agreement. Lancer Offshore, Inc. never satisfied the closing conditions under this settlement agreement and the closing was never held. Accordingly, we never issued the $1,500,000 note that the settlement agreement provided for us to issue at such closing.

   In the Ancillary Proceeding, the Receiver for Lancer Offshore, Inc. alleges that, in consideration for Lancer Offshore, Inc.'s agreement to enter into the settlement agreement, we were required to deliver a note in the principal amount of $1,500,000 and an instrument evidencing the portion of warrants previously issued to Lancer Offshore, Inc. that were not surrendered by Lancer Offshore, Inc. pursuant to the settlement agreement, and the Receiver seeks payment of $1,500,000, together with interest, costs and attorneys' fees, as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of our common stock for $2.50 per share (or 21,308 shares of our common stock for $8.80 per share, if adjusted for the 0.2841-for-one reverse stock split we effected on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended).

   On or about April 29, 2004, we served an answer in which we denied liability for, and asserted numerous defenses to, the Receiver's claims. We believe that we have valid defenses to the Receiver's claims and the prospective claims mentioned above, and intend to contest them vigorously. At this time the Ancillary Proceeding has progressed to the commencement of discovery. In addition, on or about March 30, 2004, we asserted claims for damages against Lancer Offshore, Inc. that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership. We have discussed the potential settlement of all claims with the Receiver. However, there can be no assurance that we will settle or that the outcome of any of these proceedings will be successful.

   Lancer Offshore, Inc. may contend that the 75,000 shares and $2.50 per share exercise terms of their warrant are not subject to adjustment as a result of our recently completed 0.2841-for-one reverse stock split. Furthermore, Lancer Offshore, Inc. may claim that the number of shares issuable upon exercise of the warrant should actually be increased to 94,771 and the exercise price proportionally decreased to $1.98 per share, upon consummation of the recently completed reverse stock split to adjust for the difference between the split contemplated in the warrants (0.2248318-for-one) and our recently completed split (0.2841-for-one). We believe that the plain language of the amended warrant only excepts from adjustment the specific reverse stock split referred to in our registration statement that had been filed with the SEC at such time and was later withdrawn. In addition to the plain language of the amendment, we believe certain equitable considerations support our position that the warrant is subject to adjustment for our recently completed 0.2841-for-one reverse stock split.

   We have currently reserved for the Ancillary Proceeding on our balance sheets as of December 31, 2003 and September 30, 2004 as a $1,500,000 accrued liability. Such balance sheets do not include any adjustment for the possibility of a settlement of the Ancillary Proceeding or otherwise reflect our claims against the Receivership. Nonetheless, if and to the extent that our expenses related to defending against the Receiver's claims in the Ancillary Proceeding and/or pursuing our claims in the Receivership become significant or if we are found to have significant liability under the warrant or for costs and fees, then our liquidity could be materially adversely affected and/or our stockholders could experience dilution in their investment in us and the value of our stockholders' interests in us could be impaired.

   Except for the matters described above, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


   (b) Use of Proceeds from Registered Securities

   The initial public offering of our common stock, par value $.001 (the "Offering"), was effected through a Registration Statement on Form S-1 (File No. 333-116162) that was declared effective by the Securities and Exchange Commission on September 21, 2004. The Offering commenced on September 21, 2004 and terminated after all of the registered securities, except for the securities issuable pursuant to the over-allotment option, had been sold. The managing underwriters in the Offering were The Shemano Group, LLC and National Securities Corporation. On September 24, 2004, 2.1 million shares of common stock were sold on our behalf at an initial public offering price of $6.00 per share, resulting in aggregate proceeds of approximately $12.6 million. We registered shares of our common stock in the Offering under the Securities Act of 1933, as amended. Our registered shares are currently being traded on the American Stock Exchange under the ticker symbol NEP.

   During the period from September 21, 2004 through September 30, 2004, we incurred expenses in connection with the Offering of approximately $1.3 million, which represented underwriters' discounts, fees and commissions. Prior to the effectiveness of the registration statement for the Offering, we estimate that we incurred expenses in connection with the Offering of approximately $0.5 million in accounting and printing fees. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net Offering proceeds to us after deducting underwriters' discounts, commissions and expenses, and our offering expenses were approximately $10.8 million.

   The net proceeds of the Offering have been invested in short-term investment-grade securities. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. There has been no material change in the planned use of proceeds as described in our final prospectus.

Item 4.  Submission of Matters to a Vote of Security Holders.

   Stockholders holding shares of common stock and/or preferred stock with an aggregate voting power of 9,826,101 (or 97.7%) of the 10,057,131 outstanding votes, including the holders of 5,366,643 (or 95.7%) of the 5,609,500 outstanding shares of common stock, holders of 3,687,500 (or 90.2%) of the 4,087,500 outstanding shares of series A convertible preferred stock, holders of all 2,333,333 outstanding shares of series B convertible preferred stock, holders of 3,285,217 (or 97.0%) of the 3,387,500 outstanding shares of series C convertible preferred stock and holders of 11,791,741 (or 99.8%) of the 11,817,988 outstanding shares of series D convertible preferred stock, acting by written consent in lieu of a special meeting, took the following actions on July 1, 2004:

      o     Approved our 2004 Stock Incentive Plan;

      o Approved The Shemano Group as the underwriter for our initial public offering;

      o Increased the number of directors constituting our Board of Directors to seven;

      o     Approved our Second Amended and Restated Certificate of
            Incorporation; and

      o     Approved our Amended and Restated By-laws.

   Stockholders holding shares of common stock and/or preferred stock with an aggregate voting power of 7,033,757 (or 69.4%) of the 10,139,360 outstanding votes, including the holders of 3,009,524 (or 53.65%) of the 5,609,500 outstanding shares of common stock, holders of 1,866,666 (or 80.0%) of the 2,333,333 outstanding shares of series B convertible preferred stock, holders of 1,837,550 (or 54.2%) of the 3,387,500 outstanding shares of series C convertible preferred stock and holders of 9,914,133 (or 83.9%) of the 11,817,988 outstanding shares of series D convertible preferred stock, acting by written consent in lieu of a special meeting, took the following actions on September 10, 2004:

      o Removed all our directors and elected Norman J. Barta, Lawrence J. Centella, Donald G. Drapkin, Eric A. Rose and W. Townsend Ziebold, Jr. (as the designee of the holders of series B convertible preferred stock) to the Board;

      o Approved The Shemano Group and National Securities Corporation as the underwriters for our initial public offering;

      o Fixed the number of directors constituting our Board of Directors at seven; and

      o     Approved our Third Amended and Restated Certificate of
            Incorporation.

Item 5. Other Information

   (b) Adoption of Procedures by Which Security Holders May Recommend Nominees to the Registrant's Board of Directors

   Our Nominating and Corporate Governance Committee has adopted a policy with regard to the consideration of director candidates recommended by stockholders. Our Nominating and Corporate Governance Committee will consider recommendations for nomination for director submitted by holders of our stock entitled to vote generally in the election of directors. Our Nominating and Corporate Governance Committee will give consideration to these recommendations for positions on the Board where such committee has not determined to re-nominate a qualified incumbent director. While our Nominating and Corporate Governance Committee has not established a minimum number of shares that a stockholder must own in order to present a nominating recommendation for consideration, or a minimum length of time during which the stockholder must own its shares, such committee may take into account the size and duration of a recommending stockholder's ownership interest in us. Our Nominating and Corporate Governance Committee may also consider whether the stockholder making the nominating recommendation intends to maintain an ownership interest of substantially the same size as at its interest at the time of making the recommendation. Our Nominating and Corporate Governance Committee may refuse to consider recommendations of nominees who do not satisfy the minimum qualifications prescribed by such committee for board candidates.

   Our Nominating and Corporate Governance Committee has adopted procedures to be followed by stockholders in submitting recommendations of candidates for director. The procedures are being posted on our website at www.nephros.com under the "Corporate Governance" section. A stockholder (or group of stockholders) wishing to submit a nominating recommendation for an annual meeting of stockholders should try to ensure that it is received by us, as provided herein, not later than 120 calendar days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of stockholders. All stockholder nominating recommendations should be in writing, addressed to "the Nominating and Corporate Governance Committee" care of our Chief Financial Officer at our principal executive offices, 3960 Broadway, New York, New York 10032. Submissions should be made by mail, courier or personal delivery. A nominating recommendation should be accompanied by the following information concerning each recommending stockholder:

      o The name and address, including telephone number, of the recommending stockholder;

      o The number of shares and class of our stock owned (beneficially or of record) by the recommending stockholder and the time period for which such shares have been held;

      o A statement from the stockholder as to whether the stockholder has a good faith intention to continue to hold the reported shares through the date of our next annual meeting of stockholders;

      o Sufficient information about the proposed nominee for our Nominating and Corporate Governance Committee to make an informed decision regarding the qualifications of the proposed nominee;

      o Any relationship between the proposed nominee and the recommending stockholder; and

      o Such other information as our Nominating and Corporate Governance Committee may reasonably request.

   The nominating recommendation must be accompanied by the consent of the proposed nominee to be interviewed by our Nominating and Corporate Governance Committee, if such committee chooses to do so in its discretion (and the recommending stockholder must furnish the nominee's contact information for this purpose), and, if nominated and elected, to serve as a director.

Item 6.  Exhibits

3.1      Third Amended and Restated Certificate of Incorporation of Nephros,
         Inc. (1)

3.2      Amended and Restated Bylaws of Nephros, Inc. (1)

4.1      Specimen of Common Stock Certificate of the Registrant (1)

4.2      Form of Underwriter's Warrant (1)

10.1     2004 Nephros Stock Incentive Plan (1)

10.2 License Agreement dated as of July 1, 2004 between the Trustees of Columbia University in the City of New York and the Registrant (1)

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Nephros, Inc.'s Registration Statement on Form S-1, File No. 333-116162

                                   SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                                          NEPHROS, INC.


Date: November 15, 2004                   By: /s/ Norman J. Barta
                                             ----------------------------------
                                             Norman J. Barta
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)

Date: November 15, 2004                   By: /s/ Marc L. Panoff
                                             -----------------------------------
                                             Marc L. Panoff
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

Table of Contents
-----------------

                                  Exhibit Index


Exhibit 3.1 Third Amended and Restated Certificate of Incorporation of Nephros, Inc. (1)

Exhibit 3.2    Amended and Restated Bylaws of Nephros, Inc. (1)

Exhibit 4.1    Specimen of Common Stock Certificate of the Registrant (1)

Exhibit 4.2    Form of Underwriter's Warrant (1)

Exhibit 10.1   2004 Nephros Stock Incentive Plan (1)

Exhibit 10.2 License Agreement dated as of July 1, 2004 between the Trustees of Columbia University in the City of New York and the Registrant
               (1)

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Nephros, Inc.'s Registration Statement on Form S-1, File No. 333-116162