Form 10KSB
period 2004-12-31
NEPHROS INC
filed 2005-03-31
CIK 1196298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________ to____________


                        Commission file number 001-32288

                                  NEPHROS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                            13-3971809
  ------------------------------                           -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)


                                  3960 Broadway
                               New York, NY 10032
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (212) 781-5113
                   ------------------------------------------
                           (Issuer's telephone number,
                              including area code)

                   ------------------------------------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:


Title of each class                        Name of each exchange on which
                                           registered

Common Stock, $.001 par value per share    American Stock Exchange

                   ------------------------------------------

          Securities registered under Section 12(g) of the Exchange Act

                   ------------------------------------------

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []


State issuer's revenues for fiscal year ended December 31, 2004: $138,406


State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $22,872,589.88 determined by reference to the closing price of the common stock on March 17, 2005.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at March 17, 2005
--------------------------------------     -------------------------------------
Common Stock, $.001 par value                                       12,120,248



The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.


Transitional Small Business Disclosure Format  YES [  ]   NO [X]

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                Table of Contents

                                                                           Page
                                                                           ----

 PART I                                                                      4

 Item 1.     Description of Business                                         4
 Item 2.     Description of Property                                        17
 Item 3.     Legal Proceedings                                              17
 Item 4.     Submission of Matters to a Vote of Security Holders            18

 PART II                                                                    18

 Item 5.     Market for Common Equity and Related Shareholder Matters       18
 Item 6.     Management's Discussion and Analysis or Plan of
               Operation                                                    19
 Item 7.     Financial Statements                                           38
 Item 8.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          58
 Item 8A.    Controls and Procedures                                        58
 Item 8B.    Other Information                                              58

 PART III                                                                   58

 Item 9.     Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act   58
 Item 10.    Executive Compensation                                         58
 Item 11.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                   58
 Item 12.    Certain Relationships and Related Transactions                 58
 Item 13.    Exhibits                                                       59
 Item 14.    Principal Accountant Fees and Services                         60

 SIGNATURES                                                                 61
 ----------

                                     PART I

Item 1. Description of Business.

Overview

  We are a Delaware corporation founded in 1997 by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease, or ESRD, therapy technology and products that would address both patient treatment needs and the clinical and financial needs of the treatment provider. Although the Chairman of our Board is the Chairman of Columbia University's Department of Surgery and we license the right to use office space from Columbia University, we do not currently have any other material relationship with Columbia University.

  On June 4, 2003, our wholly-owned subsidiary Nephros International Limited was incorporated under the laws of Ireland. In August 2003, we established a European Customer Service and financial operations center in Dublin, Ireland.

  We currently have three products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy to ESRD patients:

      o OLpurTM MD190, our filter designed expressly for HDF therapy and employing our proprietary Mid-Dilution Diafiltration technology;

      o OLpurTM H2HTM, our add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy; and

      o OLpurTM NS2000 system, our stand-alone HDF machine and associated filter technology.

  We are also developing our OLpurTM HD190 high-flux dialyzer cartridge, which incorporates the same materials as our OLpurTM MD190 but does not employ our proprietary Mid-Dilution Diafiltration technology. Our OLpurTM HD190 was designed for use with either hemodialysis or hemodiafiltration machines.

  OLpur and H2H are among our trademarks for which U.S. registrations are pending. H2H is a registered European Union trademark. We have assumed that the reader understands that these terms are source-indicating. Accordingly, such terms appear throughout the remainder of this Annual Report without trademark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

  We believe that our OLpur MD190 is more effective than any products currently available for ESRD therapy, because our dialyzer is better at removing certain larger toxins (known in the industry as "middle molecules" because of their heavier molecular weight) from blood. The accumulation of middle molecules in the blood has been related to such conditions as malnutrition, impaired cardiac function, carpal tunnel syndrome, and degenerative bone disease in the ESRD patient. We also believe that OLpur H2H will, upon introduction, expand the use of HDF as a cost-effective and attractive alternative for ESRD therapy.

  We believe that our products will reduce hospitalization, medication and care costs as well as improve patient health (including reduced drug requirements and improved blood pressure profile), and, therefore, quality of life, by removing a broad range of toxins through a more patient-friendly, better-tolerated process. We believe that the OLpur MD190 and the OLpur H2H will provide these benefits to ESRD patients at competitive costs and without the need for ESRD treatment providers to make significant capital expenditures in order to use our products. We also believe that the OLpur NS2000 system, if successfully developed, will be the most cost-effective stand-alone hemodiafiltration system available.

  We began sales of our first product in March 2004. Accordingly, our sales history does not yet provide a basis from which to reasonably estimate rates of product return, if any. Consequently, and until we can estimate rates of product return, if any, more effectively, we will not recognize revenue from these sales until the rights of return have expired. We have incurred losses since our inception primarily as a result of our research and development efforts.

Industry Background

  ESRD is characterized by irreversible loss of kidney function and ESRD is usually the result of years of chronic kidney disease caused by inherited conditions, prolonged medical conditions such as diabetes or high blood pressure, or other events or conditions that harm the kidneys. A healthy kidney removes excess water and various waste products from the blood stream, a process critical to maintaining life. In addition, kidneys play a significant role with hormone levels contributing to healthy bones and red blood cell production. When kidney function drops below certain parameters, treatment is required for patient survival. There are currently only two methods for treating ESRD--renal replacement therapy and kidney transplantation. We believe that, so long as the shortage of suitable kidneys for transplants persists, ESRD patients will continue to need some form of renal replacement therapy and the supplies it requires.

  Based on our review of industry publications, we believe that there were approximately 486,000 ESRD patients in the United States and 1.5 million worldwide at year end 2001, with an expected worldwide ESRD population of approximately 2.5 million by the end of 2010. See S. Moeller et al., ESRD patients in 2001: global overview of patients, treatment modalities and development trends, Nephrol. Dial. Transplant., 2002; 17:2071- 2076, and see "10 Important Facts About Kidney Disease," from The American Society of Nephrology's website. We believe the worldwide distribution of the population of dialysis patients at year end 2001 was approximately as follows:

  Territory                                                             2001
                                                                      Dialysis
                                                                    Patients (1)

  United States of America ........................................... 288,000
  Japan .............................................................. 220,000
  Germany ............................................................  54,000
  Brazil .............................................................  54,000
  Italy ..............................................................  42,000
  The rest of the World .............................................. 483,000
  Total .............................................................1,141,000

  (1) See S. Moeller et al., ESRD patients in 2001: global overview of patients, treatment modalities and development trends, Nephrol. Dial. Transplant., 2002; 17:2071-2076.

  The dialysis filter (also referred to as a dialyzer or an "artificial kidney") is an essential component of extracorporeal ESRD therapy. We are currently competing in the HDF dialyzer market using our OLpur MD190 in part or all of Cyprus, France, Germany, Greece, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland and the United Kingdom (referred to in this Annual Report collectively as our "Target European Market"). There are currently no FDA approved HDF therapies available in the U.S. market. If we can obtain FDA approval of OLpur MD190 and OLpur H2H, we will enter the U.S. hemodialysis dialyzer market by combining our OLpur MD190 filter with our OLpur H2H device which enables the HDF process on the most common hemodialysis machines.

  There is an important distinction between the dialyzer markets in the United States and those in our Target European Market and Japan. According to certain industry publications, there is a high penetration of reuse practices in North America, as opposed to a low penetration of reuse practices in Europe and Japan. See S. Moeller et al., ESRD patients in 2001: global overview of patients, treatment modalities and development trends, Nephrol. Dial. Transplant., 2002; 17:2071-2076. As a result, we believe that our Target European Market and Japan provide substantially larger dialyzer markets than the United States on a per patient basis. Assuming patients receive three treatments per week, up to 156 dialyzers per patient per year are used in markets where reuse is not employed.

Current ESRD Therapy Options

  Current renal replacement therapy technologies include (1) two types of dialysis, peritoneal dialysis and hemodialysis, (2) hemofiltration and (3) hemodiafiltration, a combination of hemodialysis and hemofiltration. Dialysis can be broadly defined as the process that involves movement of molecules across a semipermeable membrane. In hemodialysis, hemofiltration or hemodiafiltration, the blood is exposed to an artificial membrane outside of the body. During Peritoneal Dialysis (PD), the exchange of molecules occurs across the membrane lining of the patient's peritoneal cavity. While there are variations in each approach, in general, the three major categories of renal replacement therapy in the marketplace today are defined as follows:

      o Peritoneal Dialysis, or PD, uses the patient's peritoneum, the membrane lining covering the internal abdominal organs, as a filter by introducing injectable-grade dialysate solution into the peritoneal cavity through a surgically implanted catheter. After some period of time, the fluid is drained and replaced. PD is limited in use because the peritoneal cavity is subject to scarring with repeated episodes of inflammation of the peritoneal membrane, reducing the effectiveness of this treatment approach. With time, a PD patient's kidney function continues to deteriorate and peritoneal toxin removal alone may become insufficient to provide adequate treatment. In such case the patient may switch to an extracorporeal renal replacement therapy such as hemodialysis or hemodiafiltration.

      o Hemodialysis uses an artificial kidney machine to remove certain toxins and fluid from the patient's blood while controlling external blood flow and monitoring patient vital signs. Hemodialysis patients are connected to a dialysis machine via a vascular access device. The hemodialysis process occurs in a dialyzer cartridge with a semi-permeable membrane which divides the dialyzer into two chambers: while the blood is circulated through one chamber, a premixed solution known as dialysate circulates through the other chamber. Toxins and excess fluid from the blood cross the membrane into the dialysate solution through a process known as "diffusion."

      o Hemodiafiltration, or HDF, in its basic form combines the principles of hemodialysis with hemofiltration. Hemofiltration is a cleansing process without dialysate solution where blood is passed through a semi-permeable membrane, which filters out solute particles. HDF uses dialysate solution with a negative pressure (similar to a vacuum effect) applied to the dialysate solution to draw additional toxins from the blood and across the membrane. This process is known as "convection." HDF thus combines diffusion with convection, offering efficient removal of small solutes by diffusion, with improved removal of larger substances (i.e., middle molecules) by convection.

  Hemodialysis is the most common form of extracorporeal renal replacement therapy and is generally used in the United States. Hemodialysis fails, in our opinion, to address satisfactorily the long-term health or overall quality of life of the ESRD patient. We believe that the HDF process, which is currently available in our Target European Market and Japan, offers improvement of other dialysis therapies because of better ESRD patient tolerance and superior blood purification of both small and middle molecules.

Current Dialyzer Technology used with HDF Systems
-------------------------------------------------

  In our view, treatment efficacy of current HDF systems is limited by current dialyzer technology. As a result of the negative pressure applied in HDF, fluid is drawn from the blood and across the dialyzer membrane along with the toxins removed from the blood. A portion of this fluid must be replaced with a man-made injectable grade fluid, known as "substitution fluid," in order to maintain the blood's proper fluid volume. With the current dialyzer technology, fluid is replaced in one of two ways: pre-dilution or post-dilution.

      o With pre-dilution, substitution fluid is added to the blood before the blood enters the dialyzer cartridge. In this process, the blood can be over-diluted, and therefore more fluid can be drawn across the membrane. This enhances removal of toxins by convection. However, because the blood is diluted before entering the device, it actually reduces the rate of removal by diffusion; the overall rate of removal, therefore, is reduced for small molecular weight toxins (such as urea) that rely primarily on diffusive transport.

      o With post-dilution, substitution fluid is added to blood after the blood has exited the dialyzer cartridge. This is the currently preferred method because the concentration gradient is maintained at a higher level, thus not impairing the rate of removal of small toxins by diffusion. The disadvantage of this method, however, is that there is a limit in the amount of plasma water that can be filtered from the blood before the blood becomes too viscous, or thick. This limit is approximately 25% to 30% of the blood flow rate. This limit restricts the amount of convection, and therefore limits the removal of middle and larger molecules.

The Nephros Mid-Dilution Diafiltration Process

  Our OLpur MD190 filter uses a design and process we developed called Mid-Dilution Diafiltration, or MDF. MDF is a fluid management system that optimizes the removal of both small toxins and middle-molecules by offering the advantages of pre-dilution HDF and post-dilution HDF combined in a single dialyzer cartridge. The MDF process involves the use of two stages: in the first stage, blood is filtered against a dialysate solution; it is then overdiluted with sterile infusion fluid before entering a second stage, where it is filtered once again against a dialysate solution. We believe that the MDF process provides improved toxin removal in HDF treatments, with a resulting improvement in patient health.

Our Products

  Our products currently available or in development include:

OLpur MD190
-----------

  OLpur MD190 is our dialyzer cartridge that incorporates the patented MDF process and is designed for use with existing HDF platforms currently prevalent in our Target European Market and Japan. The OLpur MD190 incorporates a unique blood-flow architecture that enhances toxin removal with essentially no cost increase over existing devices currently used for HDF therapy.

  Laboratory bench studies have been conducted on our OLpur MD190 by members of our research and development staff and by a third party. In laboratory bench studies conducted by members of our research and development staff, OLpur MD190 offered small molecule removal comparable to existing HDF standards and an improvement of over 80% in removing middle molecules. In a third-party study which was performed between April 2001 and June 2001 by the University of Kentucky in concert with Baxter Renal

Division, a division of Baxter Healthcare Corporation, each of two prototypes of the OLpur MD190 offered urea (a small molecule) removal comparable to a leading HDF dialyzer in common use at the time (which was used as a control device) and an improvement of over 122% in removing the protein known as
(beta)2-microglobulin (a middle molecule), when compared to such existing HDF dialyzer. The control device used in this study is still one of the leading HDF dialyzers in common use today.

  We completed our initial clinical studies to evaluate the efficacy of our OLpur MD190 as compared to conventional dialyzers in Montpellier, France in 2003, under the supervision of Bernard Canaud, M.D., in Dr. Canaud's capacity as president of L'institut de Recherche et de Formation en Dialyse, a research institute located in Montpellier, France. Dr. Canaud is a nephrologist associated with the Hospal Lapeyronie in Montepellier, France. The results from this clinical study support our belief that OLpur MD190 is superior to post-dilution hemodiafiltration using a standard high-flux dialyzer with respect to B2-microglobulin clearance. In addition, clearances of urea, creatinine, and phosphate met the design specifications proposed for the OLpur MD190 device. Furthermore, adverse event data from the study suggest that hemodiafiltration with our OLpur MD190 device was well tolerated by the patients and safe. A manuscript describing the results of this study has been published in Kidney International, Vol. 67 (2005), pp. 349-356.

  We have initiated clinical studies in the United Kingdom, France, Germany and Italy to further demonstrate the therapeutic benefits of our OLpur MD190. A multi-center study under the direction of Dr. Canaud (Principal Investigator) was started in March 2005. This study will encompass six centers in France and four centers in Germany. Also commencing in the first quarter of 2005 were studies by Dr. Magdi Yaqoob in the United Kingdom and Dr. Antonio Santoro in Italy.

  We contracted with TUV Rheinland of North America, Inc., a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, to assist us in obtaining the Conformite Europeene, or CE mark, a mark which demonstrates compliance with relevant European Union requirements. We received CE marking on the MD190, as well as certification of our overall quality system, on July 31, 2003.

  We initiated sales of OLpur MD190 in our Target European Market in March 2004, and we have developed our infrastructure both at a clinical and administrative level to support sales. We have established a sales presence in countries throughout our Target European Market, both through direct contact and through a distribution network, developed marketing material in the relevant local languages and attended trade shows where we promoted our product to several thousand people from the industry.

  We are currently offering the OLpur MD190 at a price comparable to the existing "high performance" dialyzers sold in the relevant market. We are unable at this time to determine what the market prices will be in the future.

  We have filed a pre-IDE application with respect to the OLpur MD190 and have initiated discussions with the FDA to facilitate the 510(k) approval process. At this point, the onus is on us to take the initiative in pushing forward on the application. We met with the FDA in February 2005 to discuss potential strategies and the appropriate next steps. As a result of such meeting, we believe that a separate U.S. clinical study would be to our advantage. Provided that such trials are timely and successful, we expect to file 510(k) applications with respect to the OLpur MD190 and the OLpur H2H in the first half of 2006 and hope to achieve U.S. regulatory approval of both products by the end of 2006.

OLpur HD190
-----------

  OLpur HD190 is our high-flux dialyzer cartridge, designed for use with either hemodialysis or hemodiafiltration machines. The OLpur HD190 incorporates the same materials as our OLpur MD190, but has the architecture similar to other dialyzer cartridges currently marketed for hemodialysis and hemodiafiltration therapy.

  We do not expect our OLpur HD190 high flux filter to offer a substantial sales opportunity in the foreseeable future. On March 8, 2005, we submitted a 510(k) application for approval of our OLpur HD190 high flux filter. This filing is designed to help us streamline the regulatory review and approval process, and may provide us with a useful predicate device as we move forward on our OLpur MD190 hemodiafilter product in the United States.

OLpur H2H
---------

  OLpur H2H is our add-on module that converts the most common types of hemodialysis machines into HDF-capable machines allowing them to use the OLpur MD190. Ausus Technologies, Inc., a provider of repair service for dialysis machine circuit boards and modules, which promotes itself as the largest independent service provider in the United States, has indicated that at least 85% of the circuit cards it had sold or repaired in 2002 were used in machines with volumetric ultrafiltration control. Based on this information, we estimate that in 2003, approximately 85% of the dialysis machines in use by independent dialysis clinics in the United States will feature volumetric ultrafiltration control, which is the mechanism required to use our H2H technology.

  We have completed our OLpur H2H design and laboratory bench testing, all of which were conducted by members of our research and development staff. We believe that our design verification of the OLpur H2H will have progressed to the point where the device will be ready for U.S. clinical trials in the second half of 2005, and, provided that such trials are timely and successful, we expect to file 510(k) applications with respect to the OLpur MD190 and the OLpur H2H in the first half of 2006 and hope to achieve U.S. regulatory approval of both products by the end of 2006. We plan to apply for CE marking of our OLpur H2H in the first quarter of 2006.

OLpur NS2000
------------

  OLpur NS2000 is our standalone HDF machine and associated filter technology, which is in the development stage. The OLpur NS2000 system is currently in development in conjunction with an established dialysis machine manufacturer in Italy. The OLpur NS2000 will use the basic platform provided by this manufacturer, but will incorporate our H2H technology including our proprietary substitution fluid systems.

  We anticipate having OLpur NS2000 units available for clinical testing by the third quarter of 2005. We have also designed and developed proprietary substitution fluid filter cartridges for use with OLpur NS2000, which have been subjected to pre-manufacturing testing. OLpur NS2000 is currently targeted for market introduction in our Target European Market and the United States no earlier than 2006. In any event, we will need to obtain the relevant regulatory clearances prior to any market introduction of our OLpur NS2000 in our Target European Market or the United States. We are currently in the design verification stage of development with respect to the NS2000 and anticipate filing our pre-IDE and beginning our clinical studies in 2006. Depending on results, we anticipate filing for regulatory approval (including a 510(k) application) in 2006 and ultimately receiving CE marking and regulatory approval in the United States in the second half 2006.

Our Strategy

  We believe that current mortality and morbidity statistics, in combination with the quality of life of the ESRD patient, has generated demand for improved therapies. We also believe that our products and patented technology offer the ability to remove toxins more effectively than current dialysis therapy, in a cost framework competitive with currently available, less-effective therapies. Our objective is to capitalize on the demand for improved therapy and to generate market acceptance and market share for our products through a three stage approach:

Showcase product efficacy in our Target European Market:
--------------------------------------------------------

  As of March 2004, we initiated sales in our Target European Market for the OLpur MD190. There is an immediate opportunity for sales of the OLpur MD190 in our Target European Market because there is an established HDF machine base using disposable dialyzers. Assuming a three-times-per-week treatment schedule using disposable dialyzers, each ESRD patient will use approximately 156 dialyzers a year. Consequently, we believe that this presents a substantial sales opportunity.

  We are marketing our OLpur MD190 directly to major dialysis centers in our Target European Market, including prominent practitioners in ESRD therapy. We believe that an endorsement of our product by early adopters will encourage others to follow. In addition, we have engaged, and are engaging, distributors in several regions of our Target European Market to accelerate our product sales. Each of our current and prospective distributors with which we are currently seeking relationships has over two decades of experience in its respective ESRD therapy markets.

Convert existing hemodialysis machines to hemodiafiltration:
------------------------------------------------------------

  We are seeking to complete development of our OLpur H2H technology, will pursue comprehensive clinical trials to validate OLpur H2H in 2005, and plan to apply for CE marking for OLpur H2H in the first quarter of 2006. We also plan to complete our regulatory approval processes in the United States for both OLpur MD190 and OLpur H2H in 2006. If successfully developed and approved, our OLpur H2H product will enable HDF therapy using the most common types of hemodialysis machines together with our OLpur MD190 filters. We intend to use the OLpur H2H to introduce HDF technology to the U.S. dialysis market.

Upgrade dialysis clinics to OLpur NS2000:
-----------------------------------------

  We believe the introduction of the OLpur NS2000, targeted for 2006, will represent a further upgrade in performance for dialysis clinics by offering a cost-effective stand-alone HDF solution that incorporates the benefits of our OLpur H2H technology. We believe dialysis clinics will entertain OLpur NS2000 as an alternative to their current technology at such dialysis clinic's machine replacement point.

Manufacturing and Suppliers

  We do not intend to manufacture any of our products or components. We have entered into an agreement dated May 12, 2003, with Medica s.r.l., a developer and manufacturer of medical products with corporate headquarters located in Italy, to assemble and produce our OLpur MD190. The agreement requires us to purchase from Medica a specified percentage of the OLpur MD190's that we directly market, where such percentage is reduced over the course of the agreement and provides for certain volume discounts. In addition, Medica will be given first consideration in good faith for the manufacture of OLpur MD190s that we do not directly market. No less than semiannually, Medica will provide a report to representatives of both parties to the agreement detailing any technical know-how that Medica has developed that would permit them to manufacture the OLpur MD190 less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the OLpur MD190s manufactured in any given year exceeds 5%, then Medica will reimburse us up to half of the cost of the quantity of fiber represented by excess wastage. Medica will manufacture the OLpur MD190 in accordance with the quality standards outlined in the agreement. Upon recall of any OLpur MD190 due to Medica's having manufactured one or more products that fail to conform to the required specifications or were not manufactured in accordance with any applicable laws, Medica will be responsible for the cost of recall. The agreement also requires that we maintain certain minimum product-liability insurance coverage and that we indemnify Medica against certain liabilities arising out of our products that they manufacture, providing they do not arise out of Medica's breach of the agreement, negligence or willful misconduct. The agreement provides for an initial term of three years, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party.

  We have also entered into an agreement dated December 17, 2003, with Membrana GmbH, a manufacturer of medical and technical membranes for applications like dialysis with corporate headquarters located in Germany, to continue to produce the fiber for the OLpur MD190. Pursuant to the agreement, Membrana was our exclusive provider of the fiber for the OLpur MD190 for calendar year 2004. The agreement provides that Membrana's exclusivity may be extended to each successive calendar year of the term of the agreement if Membrana and we agree to product pricing to be applicable to such year during the prior year. Although Membrana and we did not reach an agreement as to exclusivity for calendar year 2005 during the prescribed period, we are currently in negotiations with Membrana that may result in such exclusivity, among other things. Pursuant to the agreement, after initial purchases at a fixed price, the purchase price for the fiber will be calculated on a volume discounted basis. Pursuant to such agreement, in each year of the term, Membrana and we will agree upon an estimate of the annual amount of fiber we expect to order in the following calendar year, and the purchase price of that fiber will be estimated and invoiced on the basis of the volume-discount applicable to such estimated volume. If the total amount of fiber purchased during any calendar year exceeds the amount used to set the invoice price for that year, then Membrana will refund to us the excess funds that we paid over the expenditure that would have occurred if the price for the actual volume had been invoiced all year. Conversely, if we purchase less fiber than the quantity used to set the invoice price during a calendar year, then we will pay Membrana the amount that we would have paid had the price for the actual volume been invoiced all year. In either case, the payments will be made by January 31 of the following year. The term of the agreement is perpetual, however, it may be terminated by either party, upon certain insolvency events or breaches by the other party or, after December 17, 2007, for any or no reason.

Sales and Marketing

  We have established and are seeking to expand our own sales and marketing organization to sell products in our Target European Market and, subject to regulatory approval, the United States. Our marketing staff has experience in both these areas. Our Senior Vice President, Marketing and Sales was formerly the Managing Director for Gambro Healthcare Europe, one of our major competitors. During his tenure with Gambro, he successfully initiated and developed the marketing of vertically-integrated dialysis products and services in France, Spain and the Middle East. We also have a Director of Sales who was a Territory Manager for Cobe Laboratories/Gambro, another of our major competitors, and was formerly Vice President of Renal Ventures Management, a corporation that developed dialysis clinics in the United States on a joint venture basis.

  Our marketing strategy involves the marketing of our OLpur MD190 and OLpur H2H within the ESRD therapy market in the following two phases:

      Phase I: In the first phase, which we have already begun, we are marketing the OLpur MD190 to healthcare providers such as hospitals, dialysis clinics, managed care organizations and nephrology physician groups, which already own the equipment necessary to use the OLpur MD190 and/or understand hemodiafiltration therapy. We expect that we will be able to demonstrate the toxin removal advantages of the OLpur MD190 to those healthcare providers who have a working knowledge of hemodiafiltration therapy. We have begun marketing the OLpur MD190 in our Target European Market, and plan to begin marketing OLpur MD190 in the United States together with the OLpur H2H as soon as we obtain the requisite approvals.

      Phase II: In the second phase, we intend to introduce the OLpur H2H to healthcare providers within the ESRD therapy market. Our goal is to achieve market penetration by offering the OLpur H2H for use by healthcare providers inexpensively, thus permitting the providers to use the OLpur H2H without a large initial capital outlay. We believe that this will allow healthcare providers to upgrade their therapeutic performance profile and generate demand for our dialyzers with at most a very small cost increase on a per treatment basis, and without replacing their existing machines. We do not expect to generate any significant positive margins from sales of OLpur H2H. We plan to begin marketing the OLpur H2H in our Target European Market and the United States as soon as we obtain the respective requisite approvals.

  As part of our marketing strategy, we also intend to introduce the OLpur NS2000 if and when we obtain the requisite regulatory approvals. We have targeted the OLpur NS2000 for market introduction in 2006.

  We have established a multi-lingual customer service and financial processing facility in Dublin, Ireland, with telephone-toll-free multi-lingual customer support available to our customer base in our Target European Market. We have engaged a full time Director of Clinical Services who has a background in nephrology nursing, administration and education who provides customer training and support. We have also initiated four studies designed to continue our evaluation of effectiveness of the OLpur MD190 when used on ESRD patients in our Target European Market. We intend for these studies to provide us with valuable information regarding the efficacy of our product and an opportunity to introduce the OLpur MD190 to medical institutions in our Target European Market. We have engaged a medical advisor to help us in structuring our clinical study protocols, and to support physicians' technical inquiries regarding our products.

  As discussed above, we intend to market our products primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations, and nephrology physician groups. We intend to ship our products to these potential customers with the assistance of the manufacturers of our products. We have engaged, and are in discussions with product distributors in our Target European Market, and major medical device manufacturers/ providers in Korea, China, and South America, regarding license and/or distribution opportunities for our technology.

  We have entered into two non-exclusive distribution agreements with respect to the distribution of our products in certain territories within our Target European Market. To date, we have had only preliminary meetings with major medical device manufacturers/providers in Korea, China and South America.

  On March 2, 2005, we entered into a license agreement with Asahi Kasei Medical Co., Ltd. ("Asahi"), a business unit of Asahi Kasei Corporation, granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpur MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, we received an up front license fee in the amount of $1.75 million, and we are entitled to receive additional royalties and milestone payments based on the future sales of such products in Japan, which sales are subject to Japanese regulatory approval.

  In addition, we entered into a Subscription Agreement with Asahi dated March 2, 2005, pursuant to which Asahi purchased 184,250 shares of our common stock for an aggregate of 100 million Japanese Yen (approximately $956,000). The Subscription Agreement contains certain transfer restrictions with respect to the shares purchased thereunder.

Research and Development

  Our research and development efforts continue on several fronts directly related to our current product line. In particular, we are examining ways to enhance further the removal of toxins from the blood by modifying certain blood characteristics. We have applied, and will continue to apply, if and when available, for U.S. Government grants in relation to this research, and will apply for further grants as appropriate. We received a U.S. Government grant in the amount of $99,837 beginning in the third quarter of 2003 to pursue some of this research. According to the terms of the grant, we seek reimbursement from the U.S. Government for expenses incurred with respect to this research. As of December 31, 2004, we have submitted claims of $46,992 for expenses related to the grant and have received reimbursements for such claims. We are also working on additional machine devices, next-generation user interface enhancements and other product enhancements. Our research and development expenditures were $2,352,604 and $1,320,556 for the fiscal years ended December 31, 2004 and 2003, respectively.

Competition

  The dialyzer and renal replacement therapy market is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical needs of physicians and nephrologists, improve patient outcomes and remain cost-effective for payors.

  We expect to compete with other suppliers of ESRD therapies, supplies and services. These suppliers include Fresenius Medical Care AG, The Gambro Company and Baxter International Inc., currently three of the primary machine manufacturers in hemodialysis. At present, Fresenius, Gambro and Baxter also manufacture HDF machines.

  Other competitive considerations include pharmacological and technological advances in preventing the progression of ESRD in high-risk patients such as those with diabetes and hypertension, technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection and progress in using kidneys harvested from genetically-engineered animals as a source of transplants.

  We are not aware of any other companies using technology similar to ours in the treatment of ESRD. Our competition would increase, however, if companies that currently sell ESRD products, or new companies that enter the market, develop technology that is more efficient than ours. Barriers to entry in our industry include:

      o     a large investment in research and development;

      o costly and time-consuming regulatory hurdles to overcome before any products can be marketed and sold;

      o high costs for marketing and for building an effective distribution network, both of which are particularly difficult in a market already dominated by a few well-established key players; and

      o     the ability to obtain financing during the entire start up period.

  We believe that in order to become competitive, we will need to develop and maintain competitive products and take and hold sufficient market share from our competitors. Therefore, we expect our methods of competition to include:

      o continuing our efforts to develop, have manufactured and sell products which, when compared to existing products, perform more efficiently and are available at prices that are acceptable to the market;

      o displaying our products and providing associated literature at major industry trade shows in the United States, our Target European Market and Asia;

      o initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;

      o offering the OLpur H2H at a price that does not provide us with significant positive margins in order to encourage adoption of this product and associated demand for our dialyzers; and

      o pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities.

Intellectual Property

Patents
-------

  We protect our technology and products through patents and patent applications. In addition to the United States, we are also applying for patents in other jurisdictions, such as the European Patent Office, Canada and Japan, to the extent we deem appropriate. We have built a portfolio of patents and applications covering our products, including their hardware design and methods of hemodiafiltration.

  We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors' products and may be subject to invalidation claims. Our U.S. patents for the "Method and Apparatus for Efficient Hemodiafiltration" and for the "Dual-Stage Filtration Cartridge," have claims that cover the OLpur MD190 product and the method of hemodiafiltration employed in the operation of the product. Although there are pending applications with claims to the present embodiments of the OLpur H2H and the OLpur NS2000 products, these products are still in the development stage and we cannot determine if the applications (or the patents that may issue on them) will also cover the ultimate commercial embodiment of these products. In addition, technological developments in ESRD therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated.

  As of December 31, 2004, we have nine issued U.S. patents and one issued Eurasian patent. In addition, we have eight pending U.S. patent applications, 13 pending patent applications in each of the European Patent Office, Japan and Canada, four pending patent applications in each of Brazil, China, Israel, South Korea and Mexico, three pending patent applications in Russia and two pending patent applications in Hong Kong. The titles, patent numbers and normal expiration dates (assuming all the U.S. Patent and Trademark Office fees are paid) of our nine issued U.S. patents are set forth in the chart below.


  Title                                                              Patent Number      Expiration Date
  -----                                                              -------------      ---------------

  Method and Apparatus for Efficient Hemodiafiltration . . . . .       6,303,036         July 30, 2019

  Two Stage Diafiltration Method and Apparatus . . . . . . . . .       6,406,631         July 30, 2019

  Non-Isosmotic Diafiltration System . . . . . . . . . . . . . .       6,423,231         October 29, 2019

  Dual Stage Hemodiafiltration Cartridge . . . . . . . . . . . .       6,315,895         December 30, 2019

  Sterile Fluid Filtration Cartridge and Method for Using Same . .     6,635,179         December 30, 2019

  Method for High Efficiency Hemofiltration . . . . . . . . . . . .    6,620,120         May 22, 2018

  Thermally Enhanced Dialysis/Diafiltration System . . . . . . . .     6,716,356         May 29, 2021

  Dual-Stage Filtration Cartridge . . . . . . . . . . . . . . . . .    6,719,907         January 26, 2022

  Ionic Enhanced Dialysis/Diafiltration System. . . . . . . . . . .    6,821,431         June 3, 2021


  Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal.

Trademarks
----------

  As of December 31, 2004, we do not have any registered trademarks. Centrapur, OLpur, and our stylized "N" logo are among our non-registered trademarks, for which trademark registration applications are pending in both the U.S. Patent and Trademark Office and the European Union Office for Harmonisation in the Internal Market. H2H is a trademark of ours which is registered in the European Union and for which we have a registration application pending in the U.S.

Governmental Regulation

  The research and development, manufacturing, promotion, marketing and distribution of our products in the United States, our Target European Market and other regions of the world are subject to regulation by numerous governmental authorities, including the U.S. Food and Drug Administration, or the FDA, the European Union and analogous agencies.

United States
-------------

  The FDA regulates the manufacture and distribution of medical devices in the United States pursuant to the Food, Drug and Cosmetic Act, or the FDC Act. All of our products are regulated in the United States as medical devices by the FDA under the FDC Act. Under the FDC Act, medical devices are classified in one of three classes, namely Class I, II or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness.

      o Class I devices are medical devices for which general controls are deemed sufficient to ensure their safety and effectiveness. General controls include provisions related to (1) labeling, (2) producer registration, (3) defect notification, (4) records and reports and
            (5) quality service requirements, or QSR.

      o Class II devices are medical devices for which the general controls for the Class I devices are deemed not sufficient to ensure their safety and effectiveness and require special controls in addition to the general controls. Special controls include provisions related to
            (1) performance and design standards, (2) post-market surveillance,
            (3) patient registries and (4) the use of FDA guidelines.

      o Class III devices are medical devices generally limited to life-sustaining, life-supporting or implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices, that the FDA deems to require the most restrictive controls to ensure their safety and effectiveness.

  Before a new medical device can be introduced to the market, FDA clearance of a premarket notification under Section 510(k) of the FDC Act or FDA clearance of a premarket approval, or PMA, application under Section 515 of the FDC Act must be obtained. A Section 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not called for premarket approval under Section 515. The Section 510(k) premarket clearance process is generally faster and simpler than the Section 515 premarket approval process. We understand that it generally takes four to 12 months from the date a
Section 510(k) notification is accepted for filing to obtain Section 510(k) premarket clearance and that it may take several years from the date a Section 515 application is accepted for filing to obtain Section 515 premarket approval, although it may take longer in both cases. On March 8, 2005 we submitted a filing to the FDA, a Premarket Notification under section 510(k), for approval of our OLpur HD190 high flux filter. This filing is designed to help us streamline the regulatory review and approval process, and may provide us with a useful predicate device as we move forward on our OLpur MD190 hemodiafilter product in the United States.

  We expect that all of our products will be categorized as Class II devices and that these products will not require clearance of premarket approval applications under Section 515 of the FDC Act, but will be eligible for marketing clearance through the premarket notification process under Section 510(k). We have determined that we are eligible to utilize the Section 510(k) premarket notification process based upon our products' substantial equivalence to previously legally marketed devices in the United States. However, we cannot assure you:

      o that we will not need to reevaluate the applicability of the Section 510(k) premarket notification process to our products in the future;

      o that the FDA will agree with our determination that we are eligible to use the Section 510(k) premarket notification process; or

      o that the FDA will not in the future require us to submit a Section 515 premarket approval application, which would be a more costly, lengthy and uncertain approval process.

  The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past and may request clinical data to support premarket clearance. As a result, the FDA could refuse to accept for filing a Section 510(k) notification made by us or request the submission of additional information. The FDA may determine that any one of our proposed products is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or request for additional data, could prevent or delay the market introduction of our products that fall into this category, which in turn could have a material adverse effect on our potential sales and revenues. Moreover, even if the FDA does clear one or all of our products under the Section 510(k) process, it may clear a product for some procedures but not others or for certain classes of patients and not others.

  For any devices cleared through the Section 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new Section 510(k) premarket notification submission. Accordingly, if we do obtain Section 510(k) premarket clearance for any of our products, we will need to submit another Section 510(k) premarket notification if we significantly affect that product's safety or effectiveness through subsequent modifications or enhancements.

  If human clinical trials of a device are required in connection with a Section 510(k) notification and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or distributor of the device) will need to file an Investigational Device Exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing and/or laboratory bench testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as specified in the IDE. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of subjects. We intend to file IDEs with respect to the OLpur MD190,, the OLpur H2H and the OLpur NS2000. We have filed a pre-IDE application with respect to the OLpur MD190 and have initiated discussions with the FDA to facilitate the 510(k) approval process. As a result of such discussions, we believe that a separate U.S. clinical study would be to our advantage. We believe that our design verification of the OLpur H2H will have progressed to the point where the device will be ready for U.S. clinical trials in the second half of 2005 and, provided that such trials are successful, we expect to file 510(k) applications with respect to the OLpur MD190 and the OLpur H2H in the first half of 2006 and hope to achieve U.S. regulatory approval of both products by the end of 2006.

  The Section 510(k) premarket clearance process can be lengthy and uncertain. It will require substantial commitments of our financial resources and management's time and effort. Significant delays in this process could occur as a result of factors including:

      o     the FDA's failure to schedule advisory review panels;

      o     changes in established review guidelines;

      o     changes in regulations or administrative interpretations; or

      o determinations by the FDA that clinical data collected is insufficient to support the safety and effectiveness of one or more of our products for their intended uses or that the data warrants the continuation of clinical studies.

  Delays in obtaining, or failure to obtain, requisite regulatory approvals or clearances in the United States for any of our products would prevent us from selling those products in the United States and would impair our ability to generate funds from sales of those products in the United States, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

  The FDC Act requires that medical devices be manufactured in accordance with the FDA's current QSR regulations which require, among other things, that:

      o the design and manufacturing processes be regulated and controlled by the use of written procedures;

      o the ability to produce medical devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process;

      o any deficiencies in the manufacturing process or in the products produced be investigated;

      o detailed records be kept and a corrective and preventative action plan be in place; and

      o manufacturing facilities be subject to FDA inspection on a periodic basis to monitor compliance with QSR regulations.

  If violations of the applicable QSR regulations are noted during FDA inspections of our manufacturing facilities or the manufacturing facilities of our contract manufacturers, there may be a material adverse effect on our ability to produce and sell our products.

  Before the FDA approves a Section 510(k) premarket notification, the FDA is likely to inspect the relevant manufacturing facilities and processes to ensure their continued compliance with QSR. Although some of the manufacturing facilities and processes that we expect to use to manufacture our OLpur MD190 and OLpur NS2000 have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not all been inspected by the FDA. Similarly, although some of the facilities and processes that we expect to use to manufacture our OLpur H2H have been inspected by the FDA, they have not all been inspected by any notified body. A "notified body" is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. Even after the FDA has cleared a Section 510(k) submission, it will periodically inspect the manufacturing facilities and processes for compliance with QSR. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with QSR. The manufacturing facilities and processes that will be used to manufacture our products have not yet been inspected by the FDA for compliance with QSR. We cannot assure you that the facilities and processes used by us will be found to comply with QSR and there is a risk that clearance or approval will, therefore, be delayed by the FDA until such compliance is achieved.

  In addition to the requirements described above, the FDC Act requires that:

      o all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially;

      o information be provided to the FDA on death or serious injuries alleged to have been associated with the use of the products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur; and

      o certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.

European Union
--------------

  The European Union began to harmonize national regulations comprehensively for the control of medical devices in member nations in 1993, when it adopted its Medical Devices Directive. The European Union directive applies to both the manufacturer's quality assurance system and the product's technical design. Depending on the class of medical devices, a manufacturer may choose alternative regulatory approaches to demonstrate compliance with European Union provisions. We have subjected our entire business in our Target European Market to the most comprehensive procedural approach in order to demonstrate the quality standards and performance of our operations, which we believe is also the fastest way to launch a new product in the European Community.

  The regulatory approach we chose to demonstrate compliance with European Union provisions requires the certification of a full quality management system by a notified body. We engaged TUV Rheinland of North America, Inc. ("TUV Rheinland") as the notified body to assist us in obtaining certification to International Standards Organization ("ISO") 13485, which demonstrates compliance with the European Medical Device Directive for our quality management system.

  European Union requirements for products are set forth in harmonized European Union standards and include conformity to safety requirements, physical and biological properties, construction and environmental properties, and information supplied by the manufacturer. A company demonstrates conformity to these requirements, with respect to a product, by pre-clinical tests, biocompatibility tests, qualification of products and packaging, risk analysis and well-conducted clinical investigations approved by ethics committees.

  Once a manufacturer's full quality management system is determined to be in compliance with the European Medical Device Directive and other statutory requirements, and the manufacturer's products conform with harmonized European standards, the notified body will recommend and document such conformity. The manufacturer will receive a "CE" marking and ISO certifications, and then may place a "CE" mark on the relevant products. The CE mark, which stands for Conformite Europeenne, demonstrates compliance with the relevant European Union requirements. Products subject to these provisions that do not bear the CE mark cannot be imported to, or sold or distributed within, the European Union.

  In July 2003, we received a certification from TUV Rheinland that our quality management system conforms with the requirements of the European Community. At the same time, TUV Rheinland approved our use of the CE marking with respect to the design and production of high permeability hemodialyzer products for ESRD therapy. As of the date of filing of this Annual Report, the manufacturing facilities and processes that we are using to manufacture our OLpur MD190 have been inspected and certified by a notified body.

Regulatory Authorities in Regions outside of the United States and the European Union
-------------------------------------------------------------------------------

  We also plan to sell our products in foreign markets outside the United States which are not part of the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. Our ability to export into other countries may require compliance with ISO 13485, which is analogous to compliance with the FDA's QSR requirements. Other than the CE marking of our OLpur MD190 product, we have not obtained any regulatory approvals to sell any of our products and there is no assurance that any such clearance or certification will be issued. We anticipate obtaining CE marking of our OLpur H2H product by the first quarter of 2006, and regulatory approval in the United States in the second half of 2006. We anticipate obtaining CE marking of the NS2000 as well as regulatory approval in the United States in 2006.

Reimbursement

  In both domestic markets and markets outside of the United States, sales of our products will depend in part, on the availability of reimbursement from third-party payors. In the United States, ESRD providers are reimbursed through Medicare, Medicaid and private insurers. In countries other than the United States, ESRD providers are also reimbursed through governmental and private insurers. In countries other than the United States, the pricing and profitability of our products generally will be subject to government controls. Despite the continually expanding influence of the European Union, national healthcare systems in its member nations, reimbursement decision-making included, are neither regulated nor integrated at the European Union level. Each country has its own system, often closely protected by its corresponding national government. The following reflects the current reimbursement landscape in the United States.

Medicare Reimbursement
----------------------

  Medicare generally provides health insurance coverage for persons who are age 65 or older and for persons who are completely disabled. Medicare also provides coverage for other eligible patients, regardless of age, who have been medically determined to have ESRD. For patients eligible for Medicare based solely on ESRD (generally patients under age 65), Medicare eligibility begins three months after the month in which the patient begins dialysis. During this three-month waiting period, Medicaid, private insurance or the patient is responsible for payment for dialysis services. This waiting period is waived for individuals who participate in a self-care dialysis-training program.

  For ESRD patients under age 65 who have any employer group health insurance coverage (regardless of the size of the employer or the individual's employment status), Medicare coverage is generally secondary to the employer coverage during a 30-month coordination period that follows the establishment of Medicare eligibility or entitlement based on ESRD. During the coordination period, an employer group health plan is responsible for paying primary benefits at the rate specified in the plan, which may be a negotiated rate or the healthcare provider's usual and customary rate. As the secondary payer during this coordination period, Medicare will make payments up to the applicable composite rate for dialysis services to supplement any primary payments by the employer group health plan if the plan covers the services but pays only a portion of the charge for the services.

  Medicare generally is the primary payer for ESRD patients after the 30-month coordination period. Under current rules, Medicare is also the primary payer for ESRD patients during the 30-month coordination period if, before becoming eligible for Medicare on the basis of ESRD, the patient was already age 65 or over (or eligible for Medicare based on disability) unless covered by an employer group health plan (other than a "small" employer plan) because of current employment. This rule eliminates for many dual-eligible beneficiaries the 30-month coordination period during which the employer plan would serve as primary payer and reimburse health care providers at a rate that we believe may be higher than the Medicare composite rate. The rule regarding entitlement to primary Medicare coverage when the patient is eligible for Medicare on the basis of both age (or disability) and ESRD has been the subject of frequent legislative and regulatory change in recent years and there can be no assurance that the rule will remain unchanged in the future.

  When Medicare is the primary payer, it reimburses 80% of the composite rate set by the Medicare prospective reimbursement system for each dialysis treatment. The beneficiary is responsible for the remaining 20%, as well as any unmet Medicare deductible amount, although an approved Medicare supplement insurance policy, other private health insurance or Medicaid may pay on the beneficiary's behalf. The composite payment rates, effective January 1, 2002, for urban renal facilities published in February 2001 by the Department of Health and Human Services for outpatient dialysis services ranged from $121.24 to $144.05 per treatment depending on the location of the renal facility. We have confirmed with the Department of Health and Human Services that these composite payment rates currently remain in effect as of December 31, 2004. Reimbursement rates are subject to periodic adjustment based on certain factors, including legislation and executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services, but in the past have had little relationship to the cost of conducting business.

  We are unable to predict what, if any, future changes may occur in the Medicare composite reimbursement rate or in any other reimbursement program. Any reductions in the Medicare composite reimbursement rate or in any other reimbursement program could have a material adverse effect on our revenues and net earnings. In addition, there have been various legislative proposals for the reform of numerous aspects of Medicare, including extension of the coordination period and expanded enrollment of Medicare beneficiaries in managed care programs.

Private Reimbursement
---------------------

  Some ESRD patients have private insurance that covers dialysis services. As discussed above, health care providers receive reimbursement for ESRD treatments from the patient or private insurance during a "waiting period" of up to three months before the patient becomes eligible for Medicare. In addition, if the private payer is an employer group health plan, it is generally required to continue to make primary payments for dialysis services during the 30-month period following eligibility or entitlement to Medicare. In general, employers may not reduce coverage or otherwise discriminate against ESRD patients by taking into account the patient's eligibility or entitlement to Medicare benefits.

  We believe that before Medicare primary coverage is established, private payers may reimburse dialysis expenses at rates significantly higher than compensation under the Medicare composite rate on a per-treatment basis. When Medicare becomes a patient's primary payer, private insurance often covers the per-treatment 20% coinsurance that Medicare does not pay.

Medicaid
--------

  Reimbursement Medicaid programs are state-administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs may also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. Some Medicaid programs require Medicare recipients to pay a share of the cost of services based upon the recipient's level of income or assets, but other programs provide for coverage without coinsurance amounts.

Potential Health Care Legislation
---------------------------------

  Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable by the program to health care providers in order to achieve deficit reduction targets or meet other political goals. Legislation and/or regulations may be enacted in the future that may significantly modify the Medicare ESRD program or substantially affect reimbursement for dialysis services. Such legislation or regulations may materially adversely affect our potential revenues from the United States market.

Product Liability and Insurance

  The production, marketing and sale of kidney dialysis products have an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We have acquired product liability insurance for our OLpur MD190 product in the amount of $5 million. A successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, any claim against us could generate negative publicity, which could decrease the demand for our products, our ability to generate revenues and our profitability.

  Some of our existing and potential agreements with manufacturers of our products and components of our products do or may require us (1) to obtain product liability insurance or (2) to indemnify manufacturers against liabilities resulting from the sale of our products. If we are not able to maintain adequate product liability insurance, we will be in breach of these agreements, which could materially adversely affect our ability to produce our products. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers for their losses, which could materially deplete our assets.

Employees

  As of December 31, 2004, we employed a total of 21 employees, 20 of whom were full time and one who was employed on a consulting basis or part-time.

Item 2. Description of Property

  Our U.S. facilities are located at 3960 Broadway, 3rd and 4th Floors, New York, New York 10032 and consist of approximately 2,678 square feet of space. On July 1, 2004, we entered into a license agreement for the use of this space with the Trustees of Columbia University in the City of New York. The term of the license agreement is for one year with a monthly cost of $8,839, including monthly internet access. We use our facilities to house our corporate headquarters and research facilities. Our offices and laboratories are housed in the Mary Woodard Lasker Building, a part of the Audubon Business and Technology Center administered by Columbia University, which is equipped to accommodate biotechnology and medical product development companies. Of the space we license, 1,500 square feet is dedicated laboratory space, which is equipped with laboratory equipment, such as benches, fume hoods, gas, air and water systems, and the remaining 1,178 square feet is dedicated office space.

  Our facilities in our Target European Market are located at 1st Floor, Suite 5, The Avenue, Beacon Court, Sandyford, Dublin 18, Ireland and consist of approximately 700 square feet of space. On August 1, 2003 we entered into a lease for this space with Mohan & Company, an accounting firm wholly-owned by our Director of Finance, Europe, Cormac Mohan. The term of the lease is for three years. The lease was modified on December 1, 2004 and was increased from 1,000 Euro (approximately $1,360 as of December 31, 2004) to 3,500 Euro (approximately $4,800 as of December 31, 2004) as part of a space increase and additional services provided to our Dublin offices. We use our facilities to house our customer service and accounting operations. The Avenue, Beacon Court is a new office complex within approximately 10 miles of downtown Dublin. We believe this space is currently adequate to meet our needs.

  We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

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

  In April 2002, we engaged Hermitage Capital Corporation ("Hermitage") as our placement agent in connection with a proposed private placement of our securities. Thereafter, Hermitage introduced Lancer Offshore, Inc. to us as a potential investor in such proposed financing. In August 2002, we entered into a subscription agreement with Lancer Offshore, Inc. The subscription agreement provided, among other things, that Lancer Offshore, Inc. would purchase, in three installments, (1) $3,000,000 principal amount of secured notes due March 15, 2003 convertible into 340,920 shares of our common stock and (2) warrants to purchase until December 2007 an aggregate of 68,184 shares of our common stock at an exercise price of approximately $8.80 per share. In accordance with the subscription agreement, the first installment of securities, consisting of $1,500,000 principal amount of the notes and 34,092 of the warrants, was sold. However, Lancer Offshore, Inc. failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which, (i) the parties terminated the subscription agreement; (ii) Lancer agreed to surrender 12,785 of the original 34,092 warrants issued to it; (iii) the warrants that were not surrendered were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-for one reverse stock split of our common stock that was contemplated at such time but never consummated; and (iv) the secured convertible note in the principal amount of $1,500,000 referred to above was cancelled. Lancer agreed, among other things, to deliver to the Company at or prior to a subsequent closing the cancelled note and warrants and to reaffirm certain representations and warranties and, subject to the satisfaction of these and other conditions, the Company agreed to issue to Lancer at such subsequent closing an unsecured note in the principal amount of $1,500,000 bearing no interest, not convertible into common stock and due on January 31, 2004 or earlier under certain circumstances. Lancer never fulfilled the conditions to the subsequent closing and, accordingly, the Company never issued the $1,500,000 note that the settlement agreement provided would be issued at such closing.

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

  On or about April 29, 2004, we served an answer in which we denied liability for, and asserted numerous defenses to, the Receiver's claims. We believe that we have valid defenses to the Receiver's claims and the prospective claims mentioned above, and we intend to continue to contest them vigorously. In addition, on or about March 30, 2004, we asserted claims for damages against Lancer Offshore, Inc. that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership. We have discussed the potential settlement of all claims with the Receiver, however, at this time discovery for the Ancillary Proceeding is ongoing. There can be no assurance that we will settle or that the outcome of any of these proceedings will be successful.

  Lancer Offshore, Inc. may contend that the 75,000 shares and $2.50 per share exercise terms of their warrant are not subject to adjustment as a result of the 0.2841-for-one reverse stock split we effected on September 10, 2004. Furthermore, Lancer Offshore, Inc. may claim that the number of shares issuable upon exercise of the warrant should actually be increased to 94,771 and the exercise price proportionally decreased to $1.98 per share, due to our September 10, 2004 reverse stock split to adjust for the difference between the split contemplated in the warrants (0.2248318-for-one) and our September 10, 2004 split (0.2841-for-one). We believe that the plain language of the amended warrant only excepts from adjustment the specific reverse stock split referred to in our registration statement that had been filed with the SEC at such time and was later withdrawn. In addition to the plain language of the amendment, we believe certain equitable considerations support our position that the warrant was subject to adjustment for our 0.2841-for-one reverse stock split.

  We have currently reserved for the Ancillary Proceeding on our balance sheets as of December 31, 2004 as a $1,500,000 accrued liability. Such balance sheets do not include any adjustment for the possibility of a settlement of the Ancillary Proceeding or otherwise reflect our claims against the Receivership. Nonetheless, if and to the extent that our expenses related to defending against the Receiver's claims in the Ancillary Proceeding and/or pursuing our claims in the Receivership become significant or if we are found to have significant liability under the warrant or for costs and fees, then our liquidity could be materially adversely affected and/or our stockholders could experience dilution in their investment in us and the value of our stockholders' interests in us could be impaired.

  Except for the matters described above, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

  Our common stock began trading on the American Stock Exchange ("AMEX") on September 21, 2004 under the symbol NEP. The following table sets forth the high and low sales prices for our common stock as reported on the AMEX for each of the quarters ended September 30, 2004 and December 31, 2004.

            ----------------------------------------------------------------
                             Quarter                         Common
            ----------------------------------------------------------------
                              Ended                           Stock
            ----------------------------------------------------------------
                                                         High        Low
            ----------------------------------------------------------------
            September 30, 2004                           $6.27      $4.76
            ----------------------------------------------------------------
             (September 21, 2004 - September 30, 2004)
            ----------------------------------------------------------------
            December 31, 2004                            $5.70      $3.90
            ----------------------------------------------------------------


  As of February 28, 2005, there were approximately 51 holders of record and approximately 779 beneficial holders of our common stock.

  We have neither paid nor declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings which we may realize will be retained to finance our growth. There can be no assurance that we will ever pay dividends on our common stock. Our dividend policy with respect to the common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including our earnings, financial requirements and general business conditions.


                    Nephros Equity Incentive Plan Information
                             As of December 31, 2004

----------------------------------------------------------------------------------------------
                                                                      Number of securities
                                                                     remaining available for
                         Number of securities    Weighted average     future issuance under
                           to be issued upon     exercise price of     equity compensation
                              exercise of           outstanding          plans (excluding
                          outstanding options,   options, warrants   securities reflected in
                          warrants and rights        and rights            column (a))
  Plan category                  (a)                    (b)                    (c)
----------------------------------------------------------------------------------------------
Equity compensation           1,852,540                $1.85                257,471
plans approved by
security holders
----------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
security holders                     --                  N/A                     --
----------------------------------------------------------------------------------------------
Total                         1,852,540                $1.85                257,471
----------------------------------------------------------------------------------------------

  On September 20, 2004, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-116162) with respect to the Company's initial public offering. Through December 31, 2004, of the $10.7 million of proceeds from the offering the Company had used: approximately $350,000 for the payment of accrued dividends with respect to our series B, series C and series D convertible preferred stocks; approximately $350,000 for product engineering towards the completion of our clinical grade OLpur H2H; and approximately 183,000 on sales and marketing expenses. The remaining proceeds are currently invested in short term, investment grade securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Business Overview

  Since our inception in April 1997, we have been engaged in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpur MD190, a dialyzer, OLpur H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpur NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpur MD190 dialyzer in some or all of our Target European Market in March 2004, and have developed prototypes for our OLpur H2H product. We are developing our OLpur NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H2H technology.

  To date, we have devoted substantially all of our efforts to research, clinical development, seeking regulatory approval and establishing manufacturing and marketing relationships and our own marketing and sales support staff for the development, production and sale of our products in our Target European Market and the United States upon their approval by appropriate regulatory authorities.

  Since our inception, we have incurred annual net losses. As of December 31, 2004, we had an accumulated deficit of $41.8 million, and we expect to incur additional losses in the foreseeable future. We recognized net losses of $7.6 million for the year ended December 31, 2004, and $5.6 million for the year ended December 31, 2003.

  Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through December 31, 2004, we received net offering proceeds from private sales of equity and debt securities and from the initial public offering of our common stock (after deducting underwriters' discounts, commissions and expenses, and our offering expenses) of approximately $34.2 million in the aggregate. We have devoted substantially all of our capital resources to the research and development and the marketing of our products.

  On March 2, 2005, we entered into a license agreement with Asahi granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpur MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, we received an up front license fee in the amount of $1.75 million, and we are entitled to receive additional royalties and milestone payments based on the future sales of such products in Japan, which sales are subject to Japanese regulatory approval.

  In addition, we entered into a Subscription Agreement with Asahi dated March 2, 2005, pursuant to which Asahi purchased 184,250 shares of our common stock for an aggregate of 100 million Japanese Yen (approximately $956,000). The Subscription Agreement contains certain transfer restrictions with respect to the shares purchased thereunder.

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

  To the extent we are unable to succeed in accomplishing (1) through (4), our sales could be lower than expected and dramatically impair our ability to generate income from operations. With respect to (5), the impact could either be positive, in the case where dialysis clinics consolidate into independent chains, or negative, in the case where competitors acquire these dialysis clinics and use their own products, as competitors have historically tended to use their own products in clinics they have acquired.

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

Critical Accounting Policies and Estimates

  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this annual report on Form 10-KSB, we believe that the following accounting policies require the application of significant judgments and estimates.

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

  During December 2004, the FASB issued Statement No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for small business issuers the first interim reporting period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006.

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

  We have elected to follow APB Opinion No. 25 and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Employee stock compensation expense, which is a non-cash charge, is measured as the excess, if any, of the fair value of our underlying common stock at the date of grant over the amount an employee must pay to acquire such stock. This compensation cost is either amortized over the related vesting periods, or expensed upon the reaching of certain Company milestones.

Plan of Operation

  Based on our cash flow projections, we expect that our existing cash resources will be sufficient to satisfy our cash needs, with no further financing required, to obtain positive cash flow. However, if our sales do not meet our projections or our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected. Even if we generate no revenues, we believe our existing cash resources will be sufficient to satisfy our cash needs, with no further financing required through the second quarter of 2006.

  We intend to focus our research and development efforts during the next 12 months on:

      o advancing our OLpur H2H product development in order to eventually apply for regulatory approval for the OLpur H2H product in the European Community which we have targeted for the first quarter of 2006;

      o advancing our OLpur H2H product development in order to eventually apply for regulatory approval for the OLpur H2H and the OLpur MD190 in the United States which we have targeted for the second half of 2006; and

      o advancing our OLpur NS2000 product development in conjunction with our dialysis machine manufacturer in order to eventually obtain regulatory approval in the European Community and in the United States in 2006.

  We intend to focus our sales and marketing efforts over the next 12 months primarily on expanding our marketing of OLpur MD190 in our Target European Market, and on continuing our clinical studies on the OLpur MD190 to provide definitive demonstration of the OLpur MD190's efficacy, including four such studies we have already initiated in our Target European Market. Furthermore, we anticipate initiating marketing of OLpur H2H in our Target European Market once we obtain the requisite regulatory approvals.

  Over the next 12 months, we currently expect to spend approximately: $700,000 to continue our product engineering to complete our clinical grade OLpur H2H product; $1.5 million for the marketing and sales of our OLpur MD190 product, including marketing clinical studies, product sampling and exhibiting at trade shows; $500,000 to complete clinical studies and pursue regulatory approvals with respect to our OLpur H2H product in Europe; $600,000 in costs associated with operating as a publicly traded company, such as professional and insurance fees; and $800,000 to conduct clinical studies and pursue U.S. regulatory approvals with respect to both our OLpur MD190 and our OLpur H2H products, unless we make arrangements whereby collaborative partners finance such activities.

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

  In August 2003, we established a European customer service and financial operations center in Dublin, Ireland. Our sales staffs are based in various parts of our Target European Market. We have a clinical services staff that provides customer support and training. We intend to add one to three members to our sales staff as well as one to two members to our administrative or our clinical services staff in our Target European Market. We intend to make these staff additions as we expand our presence in our Target European Market, and such expansion is currently in process.

Results of Operations

Fluctuations in Operating Results


  Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to our research and development efforts, and marketing expenses related to product launches. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.


The Fiscal Year Ended December 31, 2004 Compared to the Fiscal Year Ended December 31, 2003


Revenues

  Revenues increased to $138,406 for the fiscal year ended December 31, 2004 from $0 for the fiscal year ended December 31, 2003. Revenues represented shipments of our OLpur MD190 product to customers in our Target European Market where the rights of return have expired. Our revenues increased because we began shipping our OLpur MD190 product in the fiscal year ended December 31, 2004 and rights of return expired in that period with regard to certain shipments.

Cost of Goods Sold

  Cost of goods sold increased to $211,942 for the fiscal year ended December 31, 2004 from $0 for the fiscal year ended December 31, 2003. Cost of goods sold represented the cost of our OLpur MD190 product shipped to customers in our Target European Market where the rights of return have expired as well as obsolete inventory written-off due to the incorporation of improved fiber into our dialyzers. Cost of goods sold increased because we wrote off $123,159 in obsolete inventory and because we began shipping our OLpur MD190 product in the fiscal year ended December 31, 2004.

Research and Development

  Research and development expenses increased to $2,352,604 for the fiscal year ended December 31, 2004 from $1,320,556 for the fiscal year ended December 31, 2003. This $1,032,048 increase was primarily due to an increase in development expenses related to our OLpur H2H product of approximately $1,266,000 as well as development expenses related to our OLpur NS2000 diafiltration machine of approximately $120,000. Such increase was partially offset by a decrease in development expenses related to our OLpur MD190 dialyzer of approximately $214,000 and by a decrease in deferred compensation of approximately $179,000 in connection with options granted to employees. We anticipate increases to research and development expenses in future periods as we plan to complete the development of our OLpur H2H and OLpur NS2000 products, make them available for clinical testing and obtain regulatory approval for introduction in our Target European Market and the United States.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased to $5,220,250 for the fiscal year ended December 31, 2004 from $3,673,902 for the fiscal year ended December 31, 2003. This $1,546,348 increase was primarily due to an increase of approximately $918,000 in marketing expenses related to the launch of our OLpur MD190 in our Target European Market; an increase of approximately $749,000 in general and administrative costs associated with the expansion of support staff and facilities at our Irish subsidiary; an increase in U.S. personnel expenses of approximately $743,000; and approximately $270,000 in increased travel and entertainment expenses due to U.S. personnel traveling overseas to assist in the expansion of our European operations. Such increases were partially offset by an approximately $1.1 million decrease in non-cash compensation in connection with options granted to employees. We anticipate increases to selling, general and administrative expenses in future periods as we plan to seek greater market penetration with our OLpur MD190 within our Target European Market and to enter additional markets and introduce additional products once we obtain the requisite regulatory approvals. We also expect to incur additional costs for insurance and professional fees associated with operating as a public company.

Other Income (Expense), net

  Our other income (expense), net increased to income of $49,910 for the fiscal year ended December 31, 2004 from expense of $641,542 for the fiscal year ended December 31, 2003. This $691,452 increase is due to the amortization of a debt discount in the fiscal year ended December 31, 2003 of approximately $641,000, plus an increase in interest income for the fiscal year ended December 31, 2004 of approximately $50,000.

Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock

  Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock increased to $11,734,533 for the fiscal year ended December 31, 2004 from $1,791,000 for the fiscal year ended December 31, 2003. This $9.9 million increase is due primarily to the accelerated accretion of the beneficial conversion feature ("BCF") associated with our issuance of series D convertible preferred stock of approximately $9.4 million. Accretion of this BCF was accelerated as a result of the automatic conversion of all of our then-outstanding shares of preferred stock in connection with our initial public offering.

Off-Balance Sheet Arrangements

  The Company did not engage in any off-balance sheet arrangements during fiscal year 2004.

Liquidity and Capital Resources

  At December 31, 2004, we had a deficit accumulated of $41.8 million, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering. From our inception through December 31, 2004, we have received net proceeds of $34.2 million from private sales of our equity and debt securities and our initial public offering.

  On March 2, 2005, we received $1.75 million pursuant to a license agreement entered into with Asahi, granting Asahi exclusive rights to manufacture and distribute filter products based on the our OLpur (TM) MD190 hemodiafilter in Japan. We are entitled to receive additional royalties and milestone payments based on the future sales of the product in Japan, which sales are subject to Japanese regulatory approvals.

  In addition, we received 100 million Japanese Yen (approximately $956,000) from Asahi in exchange for 184,250 shares of our common stock pursuant to a Subscription Agreement dated March 2, 2005.

  At December 31, 2004, we had $3.7 million in cash and cash equivalents. Net cash used in operating activities was $7.8 million for the fiscal year ended December 31, 2004 compared to $3.4 million for the fiscal year ended December 31, 2003. The $4.4 million increase in net cash used in operations during the fiscal year ended December 31, 2004 was primarily due to a larger net loss of approximately $2.0 million in fiscal 2004 over fiscal 2003, a net decrease in the adjustment to net income for noncash stock-based compensation and for depreciation and amortization of approximately $1.0 million, an adjustment to net income of $0.6 million for amortization of debt discount in fiscal 2003, and an increase in the adjustments in operating assets and a decrease in the adjustments in operating liabilities of approximately $0.9 million in the aggregate.

  Net cash used in investing activities was $6.9 million for the fiscal year ended December 31, 2004 compared to $0.5 million for the fiscal year ended December 31, 2003. $6 million of the cash used in the fiscal year ended December 31, 2004 was for the purchase of short-term investments. The remainder of the cash used in 2004 and all of the cash used in 2003 was for the purchase of fixed assets, mainly manufacturing equipment for the production of our OLpur MD190 product.

  Net cash provided by financing activities was $14.3 million for the fiscal year ended December 31, 2004 compared to $7.6 million for the fiscal year ended December 31, 2003. The net cash provided by financing activities in the fiscal year ended December 31, 2004 was primarily due to the net proceeds of approximately $10.7 million raised in our initial public offering, and approximately $3.9 million raised from private sales of equity and debt securities and from the exercise of warrants, which was offset by $0.3 million for payment of preferred dividends. The net cash provided by financing activities in the fiscal year ended December 31, 2003 was primarily due to net proceeds of $7.8 million from the issuance of bridge notes that were subsequently converted into Series D convertible preferred stock and the issuance of additional Series D convertible preferred stock, which were offset against $0.2 million net repayment of short term loans.

  We expect to put our current capital resources to the following uses:

      o     for the marketing and sales of our products;

      o to complete certain clinical studies, obtain appropriate regulatory approvals and expand our research and development with respect to our products;

      o     to continue our product engineering;

      o to pay a former supplier, Plexus Services Corp., amounts due under our settlement agreement; and

      o for working capital purposes, including for additional salaries and wages as our organization grows and as we expand our presence in our Target European Market and establish operations in the United States and other markets, and for additional professional fees and expenses and other operating costs.

  We have consumed substantial amounts of capital since our inception. We currently expect our long-term future liquidity source to be gross margins generated from sales of our products. Nonetheless, we believe our existing resources would be sufficient to fund our currently planned operations through the first half of 2006, even if we were not to generate any gross revenues from sales of our products. Our future liquidity sources and requirements will depend on many factors, including:

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

      o the costs involved in filing and enforcing patent claims and the status of competitive products; and

      o the cost of litigation, including potential patent litigation and actual, current and threatened litigation.


  In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including anticipated sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing. We have no current arrangements with respect to sources of additional financing.

Certain Risks and Uncertainties

  Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be," "may," "could," "would," "expects," "believes," "seeks," "estimates," "projects" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

                          Risks Related to Our Company

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

  We have not been profitable since our inception in 1997. As of December 31, 2004, we had an accumulated deficit of approximately $41.8 million primarily as a result of our research and development expenses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

  If we are successful in our initial marketing efforts in some or all of our Target European Market and the United States, then we plan to market our products in several countries outside of our Target European Market and the United States, including Korea and China, Canada and Mexico. Requirements pertaining to the sale of medical devices vary widely from country to country. It may be very expensive and difficult for us to meet the requirements for the sale of our products in many of these countries. As a result, we may not be able to obtain the required approvals in a timely manner, if at all. If we cannot sell our products outside of our Target European Market and the United States, then the size of our potential market could be reduced, which would limit our potential sales and revenues.

  We have entered into an agreement with Asahi granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpur MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. If the requisite Japanese regulatory approvals are not timely obtained, our potential license revenues will be limited.

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

      o because the reports are publicly available, MDRs could become the basis for private lawsuits, including class actions; and

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

  The production, marketing and sale of kidney dialysis products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. Although we have acquired product liability insurance in the amount of $5 million for our OLpur MD190 product and intend to acquire additional product liability insurance upon commercialization of any of our additional products, we may not be able to maintain or obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all potential product liability claims, a successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, even if we are able to obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and goodwill and adversely affect the demand for our products, our ability to generate sales and our profitability.

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

  Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our nine granted U.S. patents will expire at various times from 2018 to 2022, assuming they are properly maintained.

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

  Independent manufacturers of medical devices will manufacture all of our products and components. We have contracted Medica s.r.l., a developer and manufacturer of medical products with corporate headquarters located in Italy, to assemble and produce our OLpur MD190, and have an agreement with Membrana GmbH, a manufacturer of medical and technical membranes for applications like dialysis with corporate headquarters located in Germany, to produce the fiber for the OLpur MD190. As with any independent contractor, these manufacturers will not be employed or otherwise controlled by us and will be generally free to conduct their business at their own discretion. For us to compete successfully, among other things, our products must be manufactured on a timely basis in commercial quantities at costs acceptable to us. If one or more of our independent manufacturers fails to deliver our products in a timely manner, then we may not be able to find a substitute manufacturer. If we are not or if potential customers believe that we are not able to ensure timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

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

If we are not able to maintain sufficient quality controls, then the approval or clearance of our products by the European Union, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer.

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

  Our certificate of incorporation provides, with specific exceptions required by Delaware law, that our directors are not personally liable to us or our stockholders for monetary damages for any action or failure to take any action. In addition, we have agreed to, and our certificate of incorporation and bylaws provide for, mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. These provisions may discourage stockholders from bringing suit against a director for breach of duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against any of our directors.

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

  In the Ancillary Proceeding, the Receiver for Lancer Offshore, Inc. alleges that, in consideration for Lancer Offshore, Inc.'s agreement to enter into a settlement agreement in January 2003, we were required to deliver a note in the principal amount of $1,500,000 and an instrument evidencing the portion of warrants previously issued to Lancer Offshore, Inc. that were not surrendered by Lancer Offshore, Inc. pursuant to the settlement agreement, and the Receiver seeks payment of $1,500,000, together with interest, costs and attorneys' fees, as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of our common stock for $2.50 per share (without giving effect to any adjustment from the reverse stock split we effected on September 10, 2004, pursuant to the antidilution provisions of such warrant, as amended). Pursuant to our January 2003 settlement agreement with Lancer Offshore, Inc., such warrants were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-for-one reverse stock split of our common stock that was contemplated at such time but never consummated. Lancer Offshore, Inc. may contend that the 75,000 shares and $2.50 per share exercise terms of their warrant are not subject to adjustment as a result of our recently completed 0.2841-for-one reverse stock split. Furthermore, Lancer Offshore, Inc. may claim that the number of shares issuable upon exercise of the warrant should actually be increased to 94,771 and the exercise price proportionally decreased to $1.98 per share, upon consummation of the recently completed split to adjust for the difference between the split contemplated in the warrants (0.2248318-for-one) and our recently completed split (0.2841-for-one). We have asserted claims for damages against Lancer Offshore, Inc. that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership, and we have discussed the potential settlement of all claims with the Receiver. However, there can be no assurance that we will settle or that the outcome of any of these proceedings will be successful.

  In April 2002, the Company entered into a letter agreement with Hermitage Capital Corporation ("Hermitage"), as placement agent, the stated term of which was from April 30, 2002 through September 30, 2004. As of February 2003, the Company entered into a settlement agreement with Hermitage pursuant to which, among other things: the letter agreement was terminated; the parties gave mutual releases relating to the letter agreement; and the Company agreed to issue Hermitage or its designees, upon the closing of certain transactions contemplated by a separate settlement agreement between the Company and Lancer Offshore, Inc., warrants exercisable until February 2006 to purchase an aggregate of 60,000 shares of common stock for $2.50 per share (or 17,046 shares of our common stock for $8.80 per share, if adjusted for the reverse stock split pursuant to the antidilution provisions of such warrant, as amended). Because Lancer Offshore, Inc. never satisfied the closing conditions and, consequently, a closing has not been held, we have not issued any warrants to Hermitage in connection with our settlement with them. In June 2004, Hermitage threatened to sue us for warrants it claims are due to it under its settlement agreement with us as well as a placement fee and additional warrants it claims are, or will be, owed in connection with our initial public offering completed on September 24, 2004, as compensation for allegedly introducing us to one of the underwriters. We have commenced discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims. However such discussions may prove unsuccessful.

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

  Our management has broad discretion over the use of our financial resources, including the net proceeds from our initial public offering. Stockholders may not deem such uses desirable. Our use of our financial resources may vary substantially from our currently planned uses. We cannot assure you that we will apply such proceeds effectively or that we will invest such proceeds in a manner that will yield a favorable return or any return at all.

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

  Prior to our initial public offering completed on September 24, 2004, there was no public market for our common stock. Unlike many companies with publicly traded securities, we have little or no name recognition outside the nephrology community. We are a relatively new company and very few investors are familiar with either our company or our products. As we will not be marketing our products directly to the public, it may be difficult for us to generate the kind of interest in our stock that other companies experience after an initial public offering. An active trading market in our common stock might not develop, or if it does develop, might not continue.

  Additionally, the market price of our common stock may fluctuate significantly in response to many factors, many of which are beyond our control. Risks and uncertainties, including those described elsewhere in this "Certain Risks and Uncertainties" section could impair our business operations or otherwise cause our operating results or prospects to be below expectations of investors and market analysts, which could adversely affect the market price of our common stock. As a result, investors in our common stock may not be able to resell their shares at or above their purchase price and could lose all of their investment.

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

  Our capital requirements have been and will continue to be significant. Through December 31, 2004, we have been dependent primarily on the net proceeds of our initial public offering and private placements of our equity and debt securities, aggregating approximately $34.2 million. We generated an additional approximately $2.7 million in March 2005 from our license agreement with, and private placement of common stock to, Asahi. We currently have no committed sources of, or other arrangements with respect to, additional financing. We cannot assure you that our existing capital resources, together with the net proceeds from future operating cash flows, if any, will be sufficient to fund our future operations. Our capital requirements will depend on numerous factors, including:

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

      o the costs involved in filing and enforcing patent claims and the status of competitive products; and

      o the cost of litigation, including potential patent litigation and actual, current and threatened litigation.

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

  As of December 31, 2004, our directors, executive officers and principal stockholders beneficially owned approximately 58% of our outstanding common stock. Should they act as a group, they will have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. As of December 31, 2004, Ronald O. Perelman beneficially owned 29.2% of our outstanding common stock. WPPN, LP, Wasserstein SBIC Ventures II L.P., WV II Employee Partners, LLC, and BW Employee Holdings, LLC, entities that may be deemed to be controlled by Bruce Wasserstein (collectively, the "Wasserstein Entities"), beneficially owned an aggregate of 15.9% of our outstanding common stock, although Mr. Wasserstein himself disclaims beneficial ownership of the shares held by the Wasserstein Entities except to the extent of his pecuniary interest therein (which is less than 1% of our outstanding common stock). Our principal stockholders may have significant influence over our policies and affairs, including the election of directors. Furthermore, such concentration of voting power could enable those stockholders to delay or prevent another party from taking control of our company even where you might find such change of control transaction desirable.

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

  We have entered into registration rights agreements with many of our existing securityholders that entitle them to have an aggregate of 10,040,681 shares registered for sale in the public market. Moreover, many of those shares, as well as the 184,250 shares we sold to Asahi, could be sold in the public market without registration once they have been held for one year, subject to the limitations of Rule 144 under the Securities Act and certain contractual "lock-up" provisions.


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

Item 7.  Financial Statements.

                          INDEX TO FINANCIAL STATEMENTS

                          Nephros, Inc. and Subsidiary
                          (A Development Stage Company)

                                                                          Page
                                                                          ----

Reports of Independent Registered Public Accounting Firms                  F-1
Financial Statements
    Consolidated Balance Sheets                                            F-3
    Consolidated Statements of Operations                                  F-4
    Statement of Changes in Stockholders' Equity (Deficit)                 F-5
    Consolidated Statements of Cash Flows                                  F-7
    Notes to Consolidated Financial Statements                             F-8

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Nephros, Inc.
New York, New York
March 28, 2005

We have audited the accompanying consolidated balance sheet of Nephros, Inc. and Subsidiary (the "Company") (a Delaware corporation in the development stage) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended, and for the period from April 3, 1997 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 2003 and for the period April 3, 1997 (date of inception) through December 31, 2003 were audited by other auditors whose report, dated April 28, 2004, expressed an unqualified opinion and included an explanatory paragraph referring to an uncertainty as to the entity's ability to continue as a going concern on those statements. The consolidated financial statements for the period from April 3, 1997 (date of inception) through December 31, 2003 reflect total revenues and net loss of $300,000 and $19,804,693, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, and for the period from April 3, 1997 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ DELOITTE & TOUCHE LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Nephros, Inc.

We have audited the accompanying consolidated balance sheets of Nephros, Inc. (a Delaware corporation in a development stage) and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the year then ended and the consolidated statements of changes in stockholders equity (deficit) for the period from inception (April 3, 1997) to December 31, 2003. We have also audited consolidated statements of operations and cash flow for the period from inception (April 3, 1997) to December 31, 2003, not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended and for the period from inception (April 3, 1997) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

New York, New York
April 28, 2004 (except with respect to the reverse stock split discussed in Note 5, as to which the date is September 10, 2004).


                                           /s/ GRANT THORNTON LLP


                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                          December 31,
                                                                                          ------------
                                                                                       2004             2003
                                                                                       ----             ----

ASSETS

Current assets:
       Cash and cash equivalents                                                  $  3,719,181      $  4,121,263
       Short-term investments                                                        5,995,940                --
       Accounts receivable                                                             174,797                --
       Inventory                                                                       653,351           201,964
       Prepaid expenses and other current assets                                       430,361           218,613
       Deferred cost of goods sold                                                      37,994                --
                                                                                 -------------      ------------
              Total current assets                                                  11,011,624         4,541,840

Property and equipment, at cost less accumulated depreciation of $584,130 and $384,889 at December 31, 2004 and
  December 31, 2003, respectively                                                    1,191,856           488,226
Other assets                                                                             3,822             3,822
                                                                                  ------------      ------------
              Total assets                                                        $ 12,207,302      $  5,033,888
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
       Accounts payable                                                           $    629,814      $  1,031,442
       Accrued expenses                                                                362,789           384,741
       Deferred revenue                                                                 64,058                --
       Short-term convertible note payable                                                  --           250,000
       Accrued liabilities                                                           1,500,000         1,500,000
                                                                                 -------------      ------------
              Total current liabilities                                              2,556,661         3,166,183
                                                                                 -------------      ------------

Mandatorily Redeemable Convertible Preferred Stock

       Series B preferred stock, $.001 par value; no shares and
           2,333,333 shares authorized at December 31, 2004 and
           December 31, 2003, respectively; no shares and 2,333,333
           shares issued and outstanding at December 31, 2004
           and December 31, 2003, respectively                                              --         2,484,000

       Series C preferred stock, $.001 par value; no shares and
           3,387,500 shares authorized at December 31, 2004 and
           December 31, 2003, respectively; no shares and 3,137,550
           shares issued and outstanding at December 31,
           2004, and December 31, 2003, respectively                                        --         3,775,550

       Series D preferred stock, $.001 par value; no shares and
           20,000,000 shares authorized at December 31, 2004 and
           December 31, 2003, respectively; no shares and 8,006,450
           shares issued and outstanding at December 31, 2004
           and December 31, 2003, respectively                                              --           990,501
                                                                                 -------------      ------------

                                                                                            --         7,250,051
                                                                                 -------------      ------------

Stockholders' equity (deficiency):

       Series A preferred stock, $.001 par value, no shares and
           4,500,000 shares authorized at December 31, 2004 and
           December 31, 2003, respectively; no shares and 4,000,000
           shares issued and outstanding at December 31, 2004
           and December 31, 2003, respectively                                              --             4,000

       Common stock, $.001 par value; 49,000,000 shares authorized at December 31, 2004 and December 31, 2003; 12,120,248
           and 1,593,659 shares issued and outstanding at
           December 31, 2004 and December 31, 2003, respectively                        12,120             1,594

Additional paid-in capital                                                          53,740,171        19,005,356

Deferred compensation                                                               (2,479,317)       (2,049,940)

Accumulated other comprehensive income - foreign
  currency translation                                                                 156,433           100,337

Accumulated other comprehensive loss - unrealized
  losses on available-for-sale securities                                               (4,060)               --

Deficit accumulated during the development stage                                   (41,774,706)      (22,443,693)
                                                                                 -------------       -----------

              Total stockholders' equity (deficiency)                                9,650,641        (5,382,346)
                                                                                 -------------       -----------

              Total liabilities and stockholders' equity (deficiency)            $  12,207,302       $ 5,033,888
                                                                                 =============       ===========


        The accompanying notes are an integral part of these statements.


                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                    Period from
                                                                   April 3, 1997
                                                                     (date of
                                                                   inception) to            Years ended December 31,
                                                                    December 31,            ------------------------
                                                                        2004                2004                2003
                                                                        ----                ----                ----

Net revenues                                                       $     438,406         $    138,406        $         --
Cost of goods sold                                                       211,942              211,942                  --
                                                                   -------------        -------------       -------------
Gross profit (loss)                                                      226,464              (75,536)                  --
                                                                   -------------        -------------       -------------
Operating expenses:
       Research and development                                       13,628,806            2,352,604           1,320,556
       Selling, general and administrative                            13,254,209            5,220,250           3,673,902
                                                                   -------------        -------------       -------------
              Total operating expenses                                26,883,015            7,572,854           4,994,458
                                                                   -------------        -------------       -------------
Loss from operations                                                 (26,656,551)          (7,646,390)         (4,994,458)
                                                                   -------------        -------------       -------------
Other income (expense):
       Other income                                                        6,113                   --                  --
       Interest income                                                   223,007               49,910                  --
       Interest expense and amortization of debt discount             (1,837,542)                  --            (641,542)
       Gain on disposal of assets                                         30,007                   --                  --
       Forgiveness of indebtedness                                       833,793                   --                  --
                                                                   -------------        -------------       -------------
              Total other income (expense)                              (744,622)              49,910            (641,542)
                                                                   -------------        -------------       -------------
Net loss                                                             (27,401,173)          (7,596,480)         (5,636,000)
Dividends and accretion to redemption value of
  redeemable convertible preferred stock                             (14,373,533)         (11,734,533)         (1,791,000)
                                                                   -------------        -------------       -------------
Net loss attributable to common stockholders                       $ (41,774,706)       $ (19,331,013)      $  (7,427,000)
                                                                   =============        =============       =============
Basic and diluted net loss attributable to common
  stockholders per common share                                                         $       (4.38)      $       (4.66)
                                                                                         ============       =============

Shares used in computing basic and diluted net loss
  attributable to common stockholders per common share                                      4,412,254           1,593,659
                                                                                         ============       =============


        The accompanying notes are an integral part of these statements.

                                NEPHROS, INC. AND SUBSIDIARY
                               (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity (Deficiency)


                                                Series A
                                             Preferred Stock                 Common Stock               Stock
                                          ---------------------           -------------------        Subscription      Deferred
                                          Shares         Amount           Shares       Amount         Receivable     Compensation
                                          ------         ------           ------       ------         ----------     ------------

Issuance of common
  stock upon inception
 (at a purchase price
  of $0.0035 per share)                       --       $      --         1,562,550    $     1,563    $    (5,500)    $      --

Issuance of preferred
  stock (at a purchase
  price $1.25 per share)                 4,000,000           4,000            --             --       (2,500,000)           --

Net loss                                      --              --              --             --             --              --
                                       -----------     -----------     -----------    -----------    -----------     -----------
Balance, December 31, 1997               4,000,000           4,000       1,562,550          1,563     (2,505,500)           --

Net loss                                      --              --              --             --             --              --
                                       -----------     -----------     -----------    -----------    -----------     -----------
Balance, December 31, 1998               4,000,000           4,000       1,562,550          1,563     (2,505,500)           --

Noncash stock-based
  compensation (at a
  price of $0.37 per
  share)                                      --              --             2,699              3           --              --

Collection of stock
  subscription receivable                     --              --              --             --        2,505,500            --

Net loss                                      --              --              --             --             --              --
                                       -----------     -----------     -----------    -----------    -----------     -----------
Balance, December 31, 1999               4,000,000           4,000       1,565,249          1,566           --              --

Noncash stock-based
  compensation                                --              --              --             --             --              --

Cumulative preferred
  dividend and accretion                      --              --              --             --             --              --

Net loss                                      --              --              --             --             --              --
                                       -----------     -----------     -----------    -----------    -----------     -----------
Balance, December 31, 2000               4,000,000           4,000       1,565,249          1,566           --              --

Noncash stock-based
  compensation (at a
  price of $2.11 per share)                   --              --            28,410             28           --              --

Cumulative preferred
  dividend and accretion                      --              --              --             --             --              --

Net loss                                      --              --              --             --             --              --
                                       -----------     -----------     -----------    -----------    -----------     -----------
Balance, December 31, 2001               4,000,000           4,000       1,593,659          1,594           --              --

Issue of warrants                             --              --              --             --             --              --

Noncash stock-based
  compensation                                --              --              --             --             --              --

Beneficial conversion
  and warrants issued
  in connection with
  convertible note payable                    --              --              --             --             --              --

Cumulative preferred
  dividend and accretion                      --              --              --             --             --              --

Net loss                                      --              --              --             --             --              --
                                       -----------     -----------     -----------    -----------    -----------     -----------
Balance, December 31, 2002               4,000,000           4,000       1,593,659          1,594           --              --

Comprehensive loss:

    Net loss                                  --              --              --             --             --              --

    Net unrealized gains
      on foreign currency
      translation                             --              --              --             --             --              --

    Comprehensive loss

Issue of warrants                             --              --              --             --             --              --

Noncash stock-based
  compensation                                --              --              --             --             --        (3,964,000)

Beneficial conversion
  recognized in connection
  with issuance of preferred
  stock                                       --              --              --             --             --              --

Amortization of deferred
  compensation                                --              --              --             --             --         1,914,060

Cumulative preferred
  dividend and accretion                      --              --              --             --             --              --
                                       -----------     -----------     -----------    -----------    -----------     -----------
Balance, December 31, 2003               4,000,000           4,000       1,593,659          1,594           --        (2,049,940)

Comprehensive loss:

    Net loss                                  --              --              --             --             --              --

    Net unrealized gains
      on foreign currency
      translation                             --              --              --             --             --              --

    Net unrealized losses
      on available-for-sale
      securities                              --              --              --             --             --              --

    Comprehensive loss


                                                           Accumulated
                                       Additional             Other               Accumulated
                                        Paid-in            Comprehensive           Loss From
                                        Capital               Income               Inception           Total
                                        -------               ------               ---------           -----

Issuance of common
  stock upon inception
 (at a purchase price
  of $0.0035 per share)               $      3,937         $       --           $       --           $       --

Issuance of preferred
  stock (at a purchase
  price $1.25 per share)                 4,996,000                 --                   --              2,500,000

Net loss                                      --                   --               (453,001)            (453,001)
                                      ------------         ------------         ------------         ------------

Balance, December 31, 1997               4,999,937                 --               (453,001)           2,046,999

Net loss                                      --                   --             (1,146,061)          (1,146,061)
                                      ------------         ------------         ------------         ------------

Balance, December 31, 1998               4,999,937                 --             (1,599,062)             900,938

Noncash stock-based
  compensation (at a
  price of $0.37 per
  share)                                       997                 --                   --                  1,000

Collection of stock
  subscription receivable                     --                   --                   --              2,505,500

Net loss                                      --                   --             (3,484,817)          (3,484,817)
                                      ------------         ------------         ------------         ------------

Balance, December 31, 1999               5,000,934                 --             (5,083,879)             (77,379)

Noncash stock-based
  compensation                               5,000                 --                   --                  5,000

Cumulative preferred
  dividend and accretion                      --                   --               (169,000)            (169,000)

Net loss                                      --                   --             (5,582,583)          (5,582,583)
                                      ------------         ------------         ------------         ------------

Balance, December 31, 2000               5,005,934                 --            (10,835,462)          (5,823,962)

Noncash stock-based
  compensation (at a
  price of $2.11 per share)                 59,972                 --                   --                 60,000

Cumulative preferred
  dividend and accretion                      --                   --               (314,000)            (314,000)

Net loss                                      --                   --             (1,085,189)          (1,085,189)
                                      ------------         ------------         ------------         ------------

Balance, December 31, 2001               5,065,906                 --            (12,234,651)          (7,163,151)

Issue of warrants                          430,000                 --                   --                430,000

Noncash stock-based
  compensation                              20,000                 --                   --                 20,000

Beneficial conversion
  and warrants issued
  in connection with
  convertible note payable               1,500,000                 --                   --              1,500,000

Cumulative preferred
  dividend and accretion                      --                   --               (365,000)            (365,000)

Net loss                                      --                   --             (2,417,042)          (2,417,042)
                                      ------------         ------------         ------------         ------------

Balance, December 31, 2002               7,015,906                 --            (15,016,693)          (7,995,193)

Comprehensive loss:

        Net loss                              --                   --             (5,636,000)          (5,636,000)

        Net unrealized gains
          on foreign currency
          translation                         --                100,337                 --                100,337
                                                                                                     ------------

        Comprehensive loss                                                                             (5,535,663)

Issue of warrants                           19,000                 --                   --                 19,000

Noncash stock-based
  compensation                           3,964,000                 --                   --                   --

Beneficial conversion
  recognized in connection
  with issuance of preferred
  stock                                  8,006,450                 --                   --              8,006,450

Amortization of deferred
  compensation                                --                   --                   --              1,914,060

Cumulative preferred
  dividend and accretion                      --                   --             (1,791,000)          (1,791,000)
                                      ------------         ------------         ------------         ------------
Balance, December 31, 2003              19,005,356              100,337          (22,443,693)          (5,382,346)

Comprehensive loss:

        Net loss                              --                   --             (7,596,480)          (7,596,480)

        Net unrealized gains
          on foreign currency
          translation                         --                 56,096                 --                 56,096

        Net unrealized losses
          on available-for-sale
          securities                          --                 (4,060)                --                 (4,060)
                                                                                                      -----------
        Comprehensive loss                                                                             (7,544,444)

                                NEPHROS, INC. AND SUBSIDIARY
                               (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity (Deficiency)


                                                Series A
                                             Preferred Stock                 Common Stock               Stock
                                          ---------------------           -------------------        Subscription      Deferred
                                          Shares         Amount           Shares       Amount         Receivable     Compensation
                                          ------         ------           ------       ------         ----------     ------------


Noncash stock-based
  compensation                                --              --              --             --             --        (1,223,133)

Beneficial conversion
  recognized in connection
  with issuance of
  preferred stock                             --              --              --             --             --              --

Amortization of deferred
  compensation                                --              --              --             --             --           793,756

Cumulative preferred
  dividend and accretion                      --              --              --             --             --              --

Exercise of warrants                        87,500              88            --             --             --              --

Issuance of common
  stock in connection
  with initial public
  offering (at a
  purchase price of
  $6.00 per share)                            --              --         2,100,000          2,100           --              --

Conversion of preferred
  stock into common stock
  upon initial public
  offering (at an average
  price of $2.24 per share)             (4,087,500)         (4,088)      8,426,589          8,426           --              --
                                       -----------     -----------     -----------    -----------    -----------     -----------
Balance, December 31, 2004             $      --       $      --        12,120,248    $    12,120    $      --       $(2,479,317)
                                       ===========     ===========     ===========    ===========    ===========     ===========


                                        Additional             Other             Accumulated
                                         Paid-in            Comprehensive         Loss From
                                         Capital               Income             Inception               Total
                                         -------               ------             ---------               -----

Noncash stock-based compensation         1,223,133                 --                   --                   --

Beneficial conversion
  recognized in connection
  with issuance of
  preferred stock                        3,811,538                 --                   --              3,811,538

Amortization of deferred
  compensation                                --                   --                   --                793,756

Cumulative preferred
  dividend and accretion                      --                   --            (11,734,533)         (11,734,533)

Exercise of warrants                        87,412                 --                   --                 87,500

Issuance of common
  stock in connection
  with initial public
  offering (at a
  purchase price of
  $6.00 per share)                      10,732,486                 --                   --             10,734,586

Conversion of preferred
  stock into common stock
  upon initial public
  offering (at an average
  price of $2.24 per share)             18,880,246                 --                   --             18,884,584
                                      ------------         ------------         ------------         ------------
Balance, December 31, 2004            $ 53,740,171         $    152,373         $(41,774,706)        $  9,650,641
                                      ============         ============         ============         ============


        The accompanying notes are an integral part of these statements.


                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                        Period from
                                                                        April 3, 1997
                                                                     (date of inception)        Years ended December 31,
                                                                       to December 31,          -----------------------
                                                                            2004                2004              2003
                                                                            ----                ----              ----

Operating activities
    Net loss                                                             $(27,401,173)      $ (7,596,480)      $ (5,636,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                           614,137            199,241             42,531
      Forgiveness of indebtedness                                            (833,793)              --                 --
      Noncash stock-based compensation                                      2,793,817            793,756          1,914,060
      Amortization of debt discount                                         1,798,000               --              602,000
      Deferred IPO costs                                                       30,000               --               30,000
      Gain on disposal of assets                                              (30,007)              --                 --
      (Increase) decrease in operating assets
        Accounts receivable                                                  (174,797)          (174,797)              --
        Prepaid expenses and other current assets                            (430,361)          (211,748)          (206,041)
        Inventory                                                            (653,351)          (451,387)          (201,963)
        Other assets                                                           (3,822)              --                 --
        Deferred cost of goods sold                                           (37,994)           (37,994)              --
      Increase (decrease) in operating liabilities
        Accounts payable and accrued expenses                               1,725,846           (423,630)            43,457
        Deferred revenue                                                       64,058             64,058               --
                                                                         ------------       ------------       ------------
            Net cash used in operating activities                         (22,539,440)        (7,838,981)        (3,411,956)
                                                                         ------------       ------------       ------------
Investing activities
    Purchase of property and equipment                                     (1,859,339)          (902,872)          (453,980)
    Purchase of short-term investments                                     (6,000,000)        (6,000,000)              --
    Proceeds from disposal of property and equipment                           83,352               --                 --
                                                                         ------------       ------------       ------------
            Net cash used in investing activities                          (7,775,987)        (6,902,872)          (453,980)
                                                                         ------------       ------------       ------------
Financing activities
    Proceeds from issuance of preferred stock, net                         19,675,538          3,811,538          6,796,450
    Proceeds from issuance of common stock prior to
      the initial public offering                                               5,500               --                 --
    Loan from related party, net                                              185,000               --              100,000
    Payment of preferred dividends                                           (349,949)          (349,949)              --
    Payments from issuance of short term loan, net                               --                 --             (250,000)
    Proceeds from issuance of convertible notes
      payable, net                                                          3,540,000               --            1,000,000
    Proceeds from initial public offering of common
      stock                                                                10,734,586         10,734,586               --
    Proceeds from exercise of warrants                                         87,500             87,500               --
                                                                         ------------       ------------       ------------
            Net cash provided by financing activities                      33,878,175         14,283,675          7,646,450
                                                                         ------------       ------------       ------------
Effect of exchange rates on cash                                              156,433             56,096            100,337
                                                                         ------------       ------------       ------------
            Net increase (decrease) in cash and cash
              equivalents                                                   3,719,181           (402,082)         3,880,851
    Cash and cash equivalents, beginning of period                               --            4,121,263            240,412
                                                                         ------------       ------------       ------------
    Cash and cash equivalents, end of period                             $  3,719,181       $  3,719,181       $  4,121,263
                                                                         ============       ============       ============
Supplemental disclosure of cash flow information
    Cash paid for Interest                                               $     21,842       $       --         $     21,842
    Cash paid for Taxes                                                         5,383              3,339              1,275


        The accompanying notes are an integral part of these statements.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Operations


  Nephros, Inc. ("Nephros" or the "Company") was incorporated under the laws of the State of Delaware on April 3, 1997. Nephros was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease ("ESRD") therapy technology and products. Although the Chairman of the Company's Board is the Chairman of Columbia University's Department of Surgery and the Company license's the right to use office space from Columbia University, the Company does not currently have any other material relationship with Columbia University. The Company has three products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy for ESRD patients. These are the OLpur(TM) MD190, a filter, or "dialyzer," designed expressly for HDF therapy, the OLpur(TM) H2H(TM), an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy, and the OLpur(TM) NS2000 system, a stand-alone hemodiafiltration machine and associated filter technology.

  On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of the Company. In August 2003, the Company established a European Customer Service and financial operations center in Dublin, Ireland.

  The Company is a development stage company, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," as it continues to devote substantially all of its efforts to establishing its business, and the Company has recognized $138,406 in revenues from such operations as of December 31, 2004. All other revenues earned by the Company to date are primarily related to consulting services rendered to third parties outside of the planned principal operations.

Note 2 - Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

  The consolidated financial statements of the Company include the accounts of Nephros, Inc. and Nephros International Limited, a wholly-owned subsidiary, which was formed in August 2003. Material intercompany items have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

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

Short-Term Investments

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

  All short-term investments, which are carried at fair value, primarily represent auction rate debt securities. These securities have been classified as "available-for-sale." Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest earned on short-term investments is included in interest income. At December 31, 2004, the cost of the available-for-sale securities was $6 million.

Concentration of Risk

  Cash and cash equivalents are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash and cash equivalents.

Fair Value of Financial Instruments

  The carrying amounts of cash and cash equivalents, short-term investments, accounts payable and debt approximate fair value due to the short-term maturity of these instruments.

Accounts Receivable

  The Company provides credit terms to customers in connection with purchases of the Company's products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential losses. Factors considered include economic conditions and each customer's payment history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management's best estimate of potential losses. No allowance for doubtful accounts was considered necessary at December 31, 2004 and 2003.

Inventory

  The Company engages third parties to manufacture and package inventory held for sale, takes title to certain inventory once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventory consists of finished goods and raw materials (fiber) held at the manufacturers' facilities, and are valued at the lower of cost or market using the first-in, first-out method.

  The Company's Inventory as of December 31, 2004 and 2003 was as follows:

                    -----------------------------------------------------------
                                                        December 31,
                    -----------------------------------------------------------
                                                   2004              2003
                    -----------------------------------------------------------
                    Raw Materials                $467,655          $149,481
                    -----------------------------------------------------------
                    Finished Goods                185,696            52,483
                    -----------------------------------------------------------
                       Total Inventory           $653,351          $201,964
                    ===========================================================

Patents

  The Company has filed numerous patent applications with the United States Patent and Trademark Office and in foreign countries. All costs and direct expenses incurred in connection with patent applications have been expensed as incurred.

Property and Equipment

  Property and equipment are stated at cost and are being depreciated over the estimated useful lives of the assets, which range between three and five years. Research and computer equipment are being depreciated using an accelerated method of 200% declining balance. Furniture and fixtures as well as other equipment is being depreciated using the straight-line method.

Accounting for Long-lived Assets

  In August 2001, the Financial Accounting Services Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which was adopted by the Company effective January 1, 2002. SFAS No. 144 addresses financial

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

accounting and reporting for the impairment of long-lived assets (excluding goodwill) or assets to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the carrying values of its long-lived assets exists as of December 31, 2004 and 2003.

Revenue Recognition

  Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized:
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

  The Company's sales history does not yet provide a basis from which to reasonably estimate rates of product return, and therefore revenues from certain shipments during the fiscal year ended December 31, 2004 were deferred. Product sales are recognized thirty days after the date of shipment. In addition, cost of revenue to the extent of amount billed was deferred and will be recognized when the revenue is recognized.

Advertising

  The Company has incurred minimal advertising costs to date, and all advertising costs have been expensed as incurred.

Shipping and Handling

  The Company is responsible for all shipping and handling costs for the distribution of its product to its customers, and such costs are recorded as a selling expense on its financial statements.

Stock-based Compensation

  The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services."

  The Company accounted for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the effect of the differences which would result had the Company applied the fair-value-based method of accounting on a pro forma basis, as required by SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for stock options granted under the Nephros 2000 Equity Incentive Plan (the "2000 Plan") and the 2004 Stock Incentive Plan (the "2004 Plan") been determined based on fair value at the grant dates, the Company's net loss and net loss per share for the years ended December 31, 2004 and 2003 would have been as follows:

                                                Years Ended December 31,
                                                -----------------------
                                                2004               2003
                                                ----               ----

Net loss attributable to common
  stockholders:
    As reported                             $(19,331,013)      $ (7,427,000)
    Less - compensation recognized under
      the intrinsic-value method                 793,756          1,914,060
    Add - compensation under the fair
      value method                              (667,831)        (2,592,869)
                                            ------------       ------------
    Pro forma                               $(19,205,088)      $ (8,105,809)
                                            ============       ============
Net loss per share:
    As reported                                $   (4.38)      $      (4.66)
    Pro forma                                  $   (4.35)      $      (5.08)

Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires accounting for deferred income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Research and Development Costs

  Research and development costs are expensed as incurred.

Income (Loss) per Common Share

  In accordance with SFAS No. 128, "Earnings Per Share," net loss per common share amounts ("basic EPS") were computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 2,249,857 and 7,844,257 from the computation of diluted EPS for the years ended December 31, 2004 and 2003, respectively.

Translation of Foreign Currency

  The functional currency of Nephros International Limited is the Euro, and its translation gains and losses are included in accumulated other comprehensive income.

Comprehensive Income (Loss)

  The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. For the fiscal years ended 2004 and 2003, the comprehensive loss was $7,544,444 and $5,535,663, respectively.

New Accounting Pronouncements

  During December 2004, the FASB issued Statement No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for small business issuers the first interim reporting period beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If the Company had included the fair value of employee stock options in its financial statements, the Company's net loss for the years ended December 31, 2004 and 2003 would have been as disclosed in this Note 2, under the caption "Stock-based Compensation," above. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on the Company's consolidated financial statements.

  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that certain instruments that were previously classified as equity on a company's balance sheets now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company has no instruments impacted by the adoption of this statement and, therefore, the adoption of SFAS No. 150 did not have any effect on the Company's consolidated financial statements.

Note 3 - Prepaid Expenses and Other Current Assets

  Prepaid expenses and other current assets are comprised of the following:

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


                                                    December 31,
                                                    -----------
                                                  2004       2003
                                                  ----       ----

Prepaid insurance premiums                      $181,500   $  6,915
Advances on product development services         130,000    130,000
Other                                            118,861     81,698
                                                --------   --------
Total                                           $430,361   $218,613
                                                ========   ========
Note 4 - Property and Equipment

  Property and equipment are comprised of the following:

                                                     December 31,
                                                     ------------
                                                   2004        2003
                                                   ----        ----

Manufacturing equipment                         $1,103,186   $333,632
Research equipment                                 465,206    365,269
Computer equipment                                 155,591    122,206
Furniture and fixtures                              52,003     52,008
                                                ----------   --------
                                                 1,775,986    873,115
Less: accumulated depreciation                    (584,130)  (384,889)
                                                ----------   --------
                                                $1,191,856   $488,226
                                                ==========   ========

  Depreciation expense for the years ended December 31, 2004 and 2003 was $199,241 and $42,531, respectively.

Note 5 - Stockholders' Equity and Redeemable Convertible Preferred Stock

  On September 24, 2004, the Company completed the initial public offering of its common stock. The initial public offering consisted of the sale of 2,100,000 shares of common stock at a price of $6.00 per share. Net proceeds from the initial public offering after deducting underwriters' discounts, commissions and expenses, and offering expenses, were approximately $10.7 million.

  Upon the closing of the Company's initial public offering on September 24, 2004:

      o Each outstanding share of the Company's series A convertible preferred stock was converted into 0.2841 shares of its common stock resulting in the issuance of 1,161,256 shares of common stock;

      o Each outstanding share of series B convertible preferred stock was converted into 0.2841 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into common stock at a conversion price of approximately $3.03 per share resulting in the issuance of 845,287 shares of common stock;

      o Each outstanding share of series C convertible preferred stock was converted into 0.2841 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into common stock at a conversion price of approximately $3.52 per share resulting in the issuance of 1,170,397 shares of common stock; and

      o Each outstanding share of series D convertible preferred stock was converted into 0.4310 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into common stock at a conversion price of approximately $2.32 per share resulting in the issuance of 5,249,649 shares of common stock.

  Dividends accrued after May 31, 2004 on the shares of preferred stock that were converted into common stock upon the closing of the Company's initial public offering were paid in cash in the fourth quarter of 2004 in the amount of $349,949.

  On September 10, 2004, the Company effected a reverse stock split pursuant to which each share of its common stock then outstanding was converted into 0.2841 of one share of its common stock. All share and per share amounts for all periods presented preceding September 10, 2004 have been retroactively restated to give effect to this reverse stock split.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

  In connection with its initial public offering, the Company issued to its underwriters (The Shemano Group, Inc. and National Securities Corporation), in exchange for $100, warrants to purchase up to an aggregate of 200,000 shares of its common stock. The Company has reserved an equivalent number of shares of common stock for issuance upon exercise of these warrants. Each warrant represents the right to purchase one share of common stock for a period of four and one-half years commencing six months from September 24, 2004, the effective date of the offering. The exercise price of the warrants is $7.50, and they have a cash-less exercise feature which allows them to be exercised through the surrender of a portion of the warrants (determined based on the market price of the Company's common stock at the time of exercise) in lieu of cash payment of the exercise price. The warrants contain provisions that protect their holders against dilution by adjustment of the exercise price and number of shares issuable upon exercise on the occurrence of specific events, such as stock dividends or other changes in the number of the Company's outstanding shares except for shares issued under certain circumstances, including shares issued under the Company's equity incentive plan and any equity securities for which adequate consideration is received. No holder of these warrants will possess any rights as a stockholder unless the warrant is exercised. The holders of the warrants will be entitled to one demand and customary "piggy-back" registration rights to register the shares underlying the warrants. Such registration rights shall continue for a period of five years from the effective date of the initial public offering.

Note 6 - Stock-Based Compensation

  In 2000, the Company adopted the Nephros 2000 Equity Incentive Plan. In January 2003, the Board of Directors adopted an amendment and restatement of the plan and renamed it the Amended and Restated Nephros 2000 Equity Incentive Plan (the "2000 Plan"), under which 2,130,750 shares of common stock have been authorized for issuance upon exercise of options granted and which may be granted by the Company. As of December 31, 2004, 1,571,358 options had been issued to employees and were outstanding. The options expire on various dates between December 31, 2009 and March 15, 2014, and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

  As of December 31, 2004, 52,416 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates between December 31, 2006 and March 15, 2014 and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

  In 2004, the Board of Directors adopted and the Company's stockholders approved the Nephros, Inc. 2004 Stock Incentive Plan (the "2004 Plan"), under which 486,237 shares of the Company's common stock have been authorized for issuance upon exercise of options granted and which may be granted by the Company. As of December 31, 2004, 214,626 options had been issued to employees and were outstanding. The options expire on various dates between November 11, 2014 and December 14, 2014, and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

  As of December 31, 2004, 14,140 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and December 14, 2014, and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

Option activity for the years ended December 31, 2004 and 2003 is summarized as follows:

                                                                     Weighted
                                                                     -average
                                                        Shares    exercise price
                                                        ------    --------------

Outstanding at January 1, 2003                          536,807          .32
Options granted                                       1,010,260         2.27
Options canceled                                       (108,242)        2.78
                                                      ----------       -----
Outstanding at December 31, 2003                      1,438,825         1.51
Options granted                                         434,454         3.04
Options canceled                                        (20,739)        2.62
                                                     ----------        -----
Outstanding at December 31, 2004                      1,852,540         1.85
                                                     ==========        =====
Exercisable at December 31, 2004                      1,049,696         1.27
                                                     ==========        =====

The Board retired the 2000 Plan in June 2004, and thereafter no additional awards may be granted under the 2000 Plan. At December 31, 2004, there were 257,471 shares available for future grants under the 2004 Plan.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


The portion of stock options granted to employees which is time vested is accounted for as a fixed award. For options issued prior to 2003, no compensation has been recorded on such portion as it had no intrinsic value at the date of grant. For options issued in 2003 and 2004, the value of an option's underlying shares at the date of grant in excess of the option price is recognized as compensation over the period of vesting.

The portion of stock options granted to employees which was based on performance achievement is accounted for as a variable award. As vesting depends upon discrete events, the measurement date and the expense recognition will occur when such targets are achieved.

The weighted-average fair value of options granted in 2004 and 2003 is $5.39 and $6.09, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.33%; no expected dividend yield; expected lives of ten years; and expected stock price volatility of 80% for 2004 and 2003.

The following table summarizes information about stock options outstanding at December 31, 2004:


                                Options outstanding                     Options exercisable
                 -----------------------------------------------  ------------------------------------
                    Number
                  outstanding    Weighted-average      Weighted
 Range of            as of           remaining         average        Number             Weighted-
 exercise         December 31,   contractual life      exercise   exercisable as of   average exercise
 prices              2004           in years            price     December 31, 2004       price
 ------              ----           --------            -----     -----------------       -----

 $.32               533,966           5.06             $  .32         533,966            $  .32
 $1.76              499,732           8.39               1.76         300,975              1.76
 $2.32 to 2.39      322,613           9.44               2.39          46,424              2.39
 $2.64 to 2.78      387,228           8.10               2.77         142,831              2.78
 $4.80 to 5.45      109,000           9.93               4.98          25,500              4.80
                 ----------                                        ----------
                  1,852,540                                         1,049,696
                 ==========                                        ==========

Note 7 - 401(k) Plan

  The Company has established a 401(k) deferred contribution retirement plan (the "401(k) Plan") which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual compensation, as defined. As of January 1, 2004, the Company began matching 100% of the first 3% and 50% of the next 2% of employee contributions to the 401(k) Plan. The Company contributed and expensed $37,691 and $0 in 2004 and 2003, respectively.

Note 8 - Leases

  At December 31, 2004, the Company had noncancellable operating leases on real and personal property that expire in 2006 for the rental of its office and research and development facilities and equipment. Rent expense for the years ended December 31, 2004 and 2003 totaled approximately $105,000 and $87,000, respectively.

  As of December 31, 2004, future net minimum rental payments required under operating leases are as follows:

           Year ending December 31,
           ------------------------
           2005                                            $108,370
           2006                                              33,428
                                                           --------
                                                           $141,798
                                                           ========

Note 9 - Short-Term Investments

  The Company's short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company's Corporate Investment Policy and market conditions.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


  The following is a summary of available-for-sale securities as of December 31, 2004:

      --------------------------------------------------------------------------
                                                December 31, 2004
      --------------------------------------------------------------------------
                                                Gross       Gross       Gross
                                              Unrealized  Unrealized    Fair
                                    Cost        Gains       Losses      Value
      --------------------------------------------------------------------------

      Auction rate securities    $5,000,000  $    --      $    --    $5,000,000
      -------------------------------------------------------------------------

      Other debt securities       1,000,000       --        4,060       995,940
      -------------------------------------------------------------------------
         Total securities        $6,000,000  $    --      $ 4,060    $5,995,940
      -------------------------------------------------------------------------

  The Company held no short-term investments as of December 31, 2003.

  During the years ended December 31, 2004 and 2003, there were no sales of available-for-sale securities. The net adjustment to unrealized gains / (losses) during 2004 and 2003 on available-for-sale securities included in stockholders' equity totaled $(4,060) and $0, respectively. All of the available-for-sale securities held by the Company at December 31, 2004 were due in one year or less. The cost and estimated fair value of these available-for-sale securities at December 31, 2004, were $6,000,000 and $5,995,940, respectively.

  Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Note 10 - Commitments and Contingencies

Settlement Agreements

  In June 2002, the Company entered into a settlement agreement with one of its suppliers. The Company had an outstanding liability to such supplier in the amount of approximately $1,900,000. Pursuant to this settlement agreement, the Company and the supplier agreed to release each other from any and all claims or liabilities, whether known or unknown, that each had against the other as of the date of the settlement agreement, except for obligations arising out of the settlement agreement itself. The settlement agreement required the Company to grant to the supplier (i) warrants to purchase 170,460 shares of common stock of the Company at an exercise price of approximately $10.56 per share that expire in June 2007 and (ii) cash payments of an aggregate amount of $650,000 in three installments. The warrants were valued at $400,000 using the Black-Scholes model. Accordingly, the Company recorded a gain of approximately $850,000 based on such settlement agreement. On June 19, 2002, the Company issued the warrant to the supplier, and on August 7, 2002, the Company satisfied the first $300,000 installment of the agreement. The second installment of $100,000 was due on February 7, 2003, and the Company paid $75,000 towards the installment. On November 11, 2004, after the successful closing of its initial public offering, the Company paid an additional $25,000 and has agreed with the supplier to pay the remaining $250,000 over time.

  In April 2002, the Company entered into a letter agreement with a placement agent, the stated term of which was from April 30, 2002 through September 30, 2004. As of February 2003, the Company entered into a settlement agreement with such placement agent pursuant to which, among other things: the letter agreement was terminated; the parties gave mutual releases relating to the letter agreement; and the Company agreed to issue such placement agent or its designees, upon the closing of certain transactions contemplated by a separate settlement agreement between the Company and Lancer Offshore, Inc. ("Lancer"), warrants exercisable until February 2006 to purchase an aggregate of 60,000 shares of common stock for $2.50 per share (or 17,046 shares of the Company's common stock for $8.80 per share, if adjusted for the reverse stock split effected by the Company on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended). Because Lancer never satisfied the closing conditions and, consequently, a closing has not been held, the Company has not issued any warrants to the placement agent in connection with its settlement with them. In June 2004, the placement agent threatened to sue the Company for warrants it claims are due to it under its settlement agreement with the Company as well as a placement fee and additional warrants it claims are, or will be, owed in connection with the Company's initial public offering completed on September 24, 2004, as compensation for allegedly introducing the Company to one of the underwriters. The Company has commenced discussions with the placement agent in the hopes of reaching an amicable resolution of any potential claims. However such discussions may prove unsuccessful.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Fee Abatement

  The Company settled outstanding liabilities arising out of certain professional services rendered to it. The Company had booked liabilities for such services of approximately $1,400,000. The gains on these transactions were recorded in the fourth quarter of 2003.

Litigation

  In August 2002, the Company entered into a subscription agreement with Lancer Offshore, Inc ("Lancer"). The subscription agreement provided, among other things, that Lancer would purchase, in three installments, (1) $3,000,000 principal amount of secured notes due March 15, 2003 convertible into 340,920 shares of the Company's common stock, and (2) warrants to purchase until December 2007, an aggregate of 68,184 shares of the Company's common stock at an exercise price of approximately $8.80 per share. In accordance with the subscription agreement, the first installment, consisting of $1,500,000 principal amount of the notes and 34,092 of the warrants, was tendered. However, Lancer failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which, (i) the parties terminated the subscription agreement;
(ii) Lancer agreed to surrender 12,785 of the original 34,092 warrants issued to it; (iii) the warrants that were not surrendered were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-for one reverse stock split of the Company's common stock that was contemplated at such time but never consummated; and (iv) the secured convertible note in the principal amount of $1,500,000 referred to above was cancelled. Lancer agreed, among other things, to deliver to the Company at or prior to a subsequent closing the cancelled note and warrants and to reaffirm certain representations and warranties and, subject to the satisfaction of these and other conditions, the Company agreed to issue to Lancer at such subsequent closing an unsecured note in the principal amount of $1,500,000 bearing no interest, not convertible into common stock and due on January 31, 2004 or earlier under certain circumstances. Lancer never fulfilled the conditions to the subsequent closing and, accordingly, the Company never issued the $1,500,000 note that the settlement agreement provided would be issued at such closing.

  The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, pending in the U.S. District Court for the Southern District of Florida (the "Ancillary Proceeding"). That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No.03-CV-80612, also pending in the U.S. District Court for the Southern District of Florida, in which the court has appointed a Receiver to manage Lancer and various related entities (the "Receivership"). In the Ancillary Proceeding, the Receiver seeks payment of $1,500,000 together with interest, costs and attorneys' fees as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of the Company's common stock for $2.50 per share (or 21,308 shares of the Company's common stock for $8.80 per share, if adjusted for the $0.2841-for-one reverse stock split effected by the Company on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended), that the Receiver alleges are due as a result of the Company's settlement agreement with Lancer. The Company believes that it has valid defenses to the Receiver's claims, and it intends to continue to contest them vigorously. Additionally, the Company has asserted claims for damages against Lancer that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership. The Company has discussed the potential settlement of all claims with the Receiver, however, at this time, discovery for the Ancillary Proceeding is ongoing. There can be no assurance that the Company will settle or that the outcome of any of these proceedings will be successful.

Suppliers

  The Company is committed to use one supplier for its production of products for sale in Europe, however no minimum purchase requirements are in effect.

Note 11 - Income Taxes

  A reconciliation of the income tax provision computed at the statutory tax rate to the Company's effective tax rate is as follows:

              ------------------------------------------------------------------
                                                      2004             2003
              ------------------------------------------------------------------
              U.S. federal statutory rate             35.00%           35.00%
              ------------------------------------------------------------------
              State & local taxes                      8.14%            9.72%
              ------------------------------------------------------------------
              Tax on foreign operations               (6.19)%          (1.46)%
              ------------------------------------------------------------------
              Other                                   (0.81)%          (3.34)%
              ------------------------------------------------------------------
              Valuation Allowance                    (36.14)%         (39.91)%
              ------------------------------------------------------------------
              Effective tax rate                       0.00%            0.00%
              ------------------------------------------------------------------

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


  Significant components of the Company's deferred tax assets as of December 31, 2004 and 2003 are shown below:


                                                           2004           2003
                                                           ----           ----

Deferred tax assets:
      Net operating loss carryforwards                 $ 10,584,348    $ 8,079,698
      Research and development credits                      651,498        547,638
      Nonqualified stock option compensation expense        969,779        679,939
                                                       ------------    -----------
            Total deferred tax assets                    12,205,625      9,307,275
Valuation allowance for deferred tax assets             (12,199,589)    (9,301,239)
                                                       ------------    -----------
Net deferred tax assets                                $      6,036    $     6,036
                                                       ============    ===========
Deferred Tax Liabilities:
          Other Liabilities                                  (6,036)        (6,036)
                                                       ------------    -----------
                   Total deferred tax liabilities      $     (6,036)   $    (6,036)
                                                       ============    ===========
Net deferred tax assets/(liabilities)                  $       --      $      --
                                                       ============    ===========

  A valuation allowance has been recognized to offset the Company's net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

  At December 31, 2004, the Company had Federal, New York State and New York City income tax net operating loss carryforwards of approximately $22 million each and foreign income tax net operating loss carryforwards of approximately $2 million. The Company also had Federal and New York State research tax credit carryforwards of approximately $650,000 each at December 31, 2004. The Federal net operating loss and tax credit carryforwards will expire at various times between 2012 and 2024 unless utilized.

Note 12 - Related Party Transactions

      a. In April 2002, the Company issued convertible notes in the aggregate principal amount of $250,000, pursuant to which the Company agreed to pay to the holder the principal amount due under each holder's convertible note, together with interest on the unpaid principal amount at the rate of 6% per annum, compounded semi-annually, from the date of the convertible note.

            These notes were convertible, into 250,000 shares of the Company's series A convertible preferred stock or 250,000 shares of the Company's series C convertible preferred stock at the Company's election. In addition, the Company had agreed to issue warrants to these note holders to purchase through April 2004, an additional 125,000 shares of its series A convertible preferred stock or such common shares as would be issuable upon conversion of the preferred stock.

            In April of 2004, the Company and holders of these notes agreed to convert the entire principal amount of these notes (except for $50, which the Company repaid) into an aggregate of 249,950 shares of series C convertible preferred stock, and the Company paid accrued interest on such convertible notes amounting to $5,000 in the aggregate. In connection with the warrant rights related to these convertible notes, in April 2004, the Company sold an aggregate of 87,500 shares of series A convertible preferred stock to the holders of such notes for $1.00 per share.

      b. In May 2003, the Company entered into a Commitment Agreement with a holder of more than 5% of the Company's stock, pursuant to which, the Company agreed to sell convertible bridge notes in the aggregate principal amount of $1,000,000 at face value. The outstanding principal amount of such convertible bridge notes, together with interest at the rate of 6% per annum, would become due and payable on January 26, 2004. Pursuant to the Commitment Agreement, the Company offered the holders of its then outstanding capital stock and convertible notes the opportunity to invest in a portion of the bridge notes pro rata, in accordance with the number of shares issuable upon conversion of the capital stock and convertible notes then held by them. Under the Commitment Agreement, such 5% holder had agreed to purchase additional bridge notes, if and to the extent that the other security holders elected not to purchase their respective pro rata shares of the bridge notes, thus ensuring that the Company would sell exactly $1,000,000 in aggregate principal amount of bridge notes. In June 2003, the Company sold the convertible bridge notes to twenty-three of the Company's security holders. Pursuant to the Commitment Agreement, the 5% holder had the right to elect whether he and the other holders would have the option to convert the bridge notes and purchase additional shares of series D convertible preferred stock at any time prior to the earlier of (i) 10 days after the Company notified such 5% holder that the Company obtained a CE mark on the initial product and (ii) January 15, 2004. The Company received such CE mark on July 31, 2003 and promptly notified such 5% holder thereof. On August 1, 2003, the 5% holder elected to proceed with the conversion and purchase. As of September 11, 2003, each of the holders converted its bridge note into shares of series D convertible preferred

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

            stock at a conversion price equal to the liquidation preference of the series D convertible preferred stock, in accordance with the terms thereof.

            Pursuant to the terms of the bridge notes, in order to convert each holder's bridge note, such holder was required to commit to purchase, for the aggregate liquidation preference thereof, a number of additional shares of series D convertible preferred stock having an aggregate liquidation preference equal to any amount, at such holder's option, between 9 and 11 times the principal amount of the bridge note being converted. The purchase of the additional shares of series D convertible preferred stock occurred in three installments, with 3,993,793 shares purchased at the time of conversion on September 11, 2003, another 3,000,000 shares purchased as of December 1, 2003, and the remaining 3,811,538 shares purchased as of March 3, 2004.

      c. During 2001, 2002 and 2003, the Chairman of the Board of Directors of the Company made non-interest bearing demand loans to the Company in the aggregate principal amount of $160,000. On September 11, 2003, the Chairman assigned all of his right, title and interest in the loans to a holder of more than 5% of the Company's stock in exchange for 160,000 shares of the Company's series D convertible preferred stock due to such 5% stockholder at the first closing. Such 5% stockholder instructed the Company to issue the 160,000 shares directly to the Chairman and the $160,000 outstanding under the loans was applied to the purchase price of the series D convertible preferred stock to be purchased by such 5% stockholder.

      d. During 2003, a Director made non-interest bearing demand loans to the Company in the aggregate principal amount of $50,000. On September 11, 2003, the Director assigned all of his right, title and interest in (i) the loans, (ii) his note, convertible into series D convertible preferred stock, in the principal amount of $72,189, and (iii) $80,000, to a holder of more than 5% of the Company's stock in exchange for 203,102 shares of series D convertible preferred stock due to such 5% stockholder at the first closing. Such 5% stockholder instructed the Company to issue the 203,102 shares directly to said Director and the $50,000 outstanding under the loans was applied to the purchase price of the series D convertible preferred stock to be purchased by such 5% stockholder.

Note 13 - Debt

  In August 2002, the Company entered into a subscription agreement with Lancer Offshore, Inc. ("Lancer"). The subscription agreement provided, among other things, that Lancer would purchase, in three installments, (1) $3,000,000 principal amount of secured notes due March 15, 2003, convertible into 340,920 shares of common stock of the Company, and (2) warrants to purchase until December 2007, an aggregate of 68,184 shares of the common stock of the Company, at an exercise price of approximately $8.80 per share. In accordance with the subscription agreement, the first installment, consisting of $1,500,000 principal amount of the notes and 34,092 of the warrants, was sold. The $1,500,000 note issued in August 2002, contained a beneficial conversion of $1,110,000, which was recorded as a debt discount and was amortized over the term of the debt (7.5 months). In connection with the issuance of such note, the Company incurred issuance costs of approximately $224,000. Such costs are recorded as debt issuance costs and were amortized over the term of the debt (7.5 months). The notes were originally to bear interest at the rate of 8% per annum, and be convertible at any time into shares of common stock at a price of approximately $8.80 per share. The warrants were valued at $390,000 using the Black-Scholes model, and were recorded as a debt discount, which was amortized over the term of the debt (7.5 months).

  Lancer failed to fund the remaining installments under the subscription agreement. Following such failure, the Company entered into a settlement agreement with Lancer, dated as of January 31, 2003, pursuant to which: (i) the parties terminated the subscription agreement; (ii) Lancer agreed to surrender 12,785 of the original 34,092 warrants issued to it; (iii) the warrants that were not surrendered were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-for-one reverse stock split of the Company's common stock that was contemplated at such time but never consummated; and (iv) the secured convertible note in the principal amount of $1,500,000 referred to above was cancelled. Lancer agreed, among other things, to deliver to the Company at or prior to a subsequent closing the cancelled note and warrants and to reaffirm certain representations and warranties and, subject to the satisfaction of these and other conditions, the Company agreed to issue to Lancer at such subsequent closing an unsecured note in the principal amount of $1,500,000 bearing no interest, not convertible into common stock and due on January 31, 2004 or earlier under certain circumstances. Lancer never fulfilled the conditions to the subsequent closing and, accordingly, the Company never issued the $1,500,000 note that the settlement agreement provided would be issued at such closing.

  In December 2002, the Company issued promissory notes in the aggregate principal amount of $250,000 to two lenders. Each of these loans was payable on the earlier to occur of (i) 30 days after the consummation of the Company's initial public offering and (ii) December 26, 2003. Each of these loans accrued interest, calculated quarterly in arrears, at a rate of 7% per annum from December 26, 2002 to March 31, 2003, 10% per annum from April 1, 2003 to April 30, 2003, and 15% per annum from May 1, 2003 to December 26, 2003. In connection with these loans, the Company issued the holders thereof warrants to purchase an aggregate of 5,549 shares of

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Common Stock at an exercise price of approximately $8.80 per share, and paid Hermitage Capital Corporation, as placement agent, an aggregate amount of $25,000. The warrants were valued at $19,000 using Black-Scholes model, and were recorded as interest expense. On September 22, 2003, the Company prepaid the outstanding principal of, and all $21,842 of accrued interest on, these promissory notes in full.

Note 14 - Subsequent Events

  On March 2, 2005, the Company entered into an agreement with Asahi Kasei Medical Co., Ltd. ("Asahi"), a business unit of Asahi Kasei Corporation, granting Asahi exclusive rights to manufacture and distribute filter products based on the Company's OLpur MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, the Company received an up front license fee in the amount of $1.75 million, and the Company is entitled to receive additional royalties and milestone payments based on the future sales of products in Japan, which sales are subject to Japanese regulatory approval.

  In addition, the Company and Asahi entered into a Subscription Agreement dated March 2, 2005, pursuant to which Asahi purchased 184,250 shares of the Company's common stock at an aggregate of 100 million Japanese Yen (approximately $956,000). The Subscription Agreement contains certain transfer restrictions with respect to the shares purchased thereunder.

                          NEPHROS, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  On December 21, 2004, the Audit Committee of the Board of Directors dismissed Grant Thornton, LLP ("Grant Thornton") as our registered independent public accounting firm and approved the engagement of Deloitte & Touche LLP ("Deloitte & Touche") as our independent public accountants to audit our financial statements for the fiscal year ending December 31, 2004. During the fiscal years ended December 31, 2003 and 2002 and through December 21, 2004, we had no disagreement with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter thereof in connection with its reports. During the years ended December 31, 2003 and 2002 and through December 21, 2004, there have been no events reportable pursuant to Item 304(a)(1)(iv)(B) of Regulation S-B.

Item 8A.  Controls and Procedures.

  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B.  Other Information.

  Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Directors, Director Nominees and Executive Officers" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

  We have adopted a written code of ethics and business conduct that applies to our directors, executive officers and all employees. We intend to disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the American Stock Exchange by filing such amendment or waiver with the Securities and Exchange Commission. This code of ethics and business conduct can be found in the corporate governance section of our website, www.nephros.com.

Item 10.  Executive Compensation.

  The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 12.  Certain Relationships and Related Transactions.

  The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 13.  Exhibits.

                                  EXHIBIT INDEX

3.1   Third Amended and Restated Certificate of Incorporation of the Registrant.
      (1)

3.2   Amended and Restated By-laws of the Registrant. (1)

4.1   Specimen of Common Stock Certificate of the Registrant. (1)

4.2   Form of Underwriter's Warrant. (1)

4.3   Form of Convertible Promissory Note due August 7, 2002. (1)

4.4   Form of Senior Convertible Bridge Notes due 2004. (1)

4.5 Class C Warrant for the Purchase of Shares of Common Stock, dated September 22, 2003, issued to Joseph Giamanco by the Registrant. (1)

4.6 Class C Warrant for the Purchase of Shares of Common Stock, dated September 22, 2003, issued to George Hatsopoulous by the Registrant. (1)

4.7 Stock Purchase Warrant, dated June 19, 2002, issued to Plexus Services Corp. by the Registrant. (1)

4.8 Class A Warrant for the Purchase of Shares of Common Stock, dated August 5, 2002, issued to Lancer Offshore, Inc. (1)

10.1  Amended and Restated 2000 Nephros Equity Incentive Plan. (1) (2)

10.2  2004 Nephros Stock Incentive Plan. (1) (2)

10.3 Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock. (1)

10.4 Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein). (1)

10.5 Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant. (1) (2)

10.6 Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant. (1) (2)

10.7  Amendment to Employment Agreement dated as of May 31, 2004 between Norman
      J. Barta and the Registrant. (1) (2)

10.8  Form of Employee Patent and Confidential Information Agreement. (1)

10.9  Form of Employee Confidentiality Agreement. (1)

10.10 Settlement Agreement dated June 19, 2002 between Plexus Services Corp. and the Registrant. (1)

10.11 Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant. (1)

10.12 Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant. (1)

10.13 License Agreement dated as of July 1, 2003 between the Trustees of Columbia University in the City of New York and the Registrant. (1)

10.14 Form of Transmittal Letter Agreement, dated as of April 28, 2004, between each holder of convertible promissory notes due August 7, 2002 and the Registrant. (1)

10.15 Commitment Agreement between Ronald Perelman and the Registrant, dated as of May 30, 2003. (1)

10.16 Form of Subscription Agreement between the Registrant and each purchaser of Senior Convertible Bridge Notes due 2004. (1)

10.17 Supply Agreement between Nephros, Inc. and Membrana GmbH, dated as of December 17, 2003. (1) (3)

10.18 Employment Agreement dated as of June 16, 2004 between Marc L. Panoff and the Registrant. (1) (2)

10.19 Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of May 12, 2003. (1) (3)

10.20 License Agreement dated as of July 1, 2004 between the Trustees of Columbia University in the City of New York and the Registrant. (1)

10.21 HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)

10.22 Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)

21.1  Subsidiaries of Registrant.

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



-----------------------
(1) Incorporated by reference to Nephros, Inc.'s Registration Statement on Form S-1, File No. 333-116162.
(2)   Management contract or compensatory plan arrangement.
(3)   Portions omitted pursuant to a request for confidential treatment.
(4) Incorporated by reference to Nephros, Inc.'s Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.

Item 14.  Principal Accountant Fees and Services.

  The discussion under the heading "Auditor Services and Fees" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 2, 2005, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

                                   SIGNATURES


  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              NEPHROS INCORPORATED

Date: March 31, 2005                          By /s/ Norman J. Barta
                                                ------------------------------
                                                Norman J. Barta
                                                President and Chief Executive
                                                Officer (Principal Executive
                                                Officer)


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.



Signature                     Title                          Date
---------                     -----                          ----

                              President, Chief
/s/ Norman J. Barta           Executive Officer and
------------------------      Director                       March 31, 2005
Norman J. Barta

/s/ Marc L. Panoff            Chief Financial
------------------------      Officer and Principal
Marc L. Panoff                Accounting Officer             March 31, 2005

                              Chairman of the
/s/ Eric A. Rose, M.D.        Board of Directors
------------------------      and Director                   March 31, 2005
Eric A. Rose, M.D.


/s/ Lawrence J. Centella
------------------------
Lawrence J. Centella          Director                       March 31, 2005

/s/ Donald G. Drapkin
------------------------
Donald G. Drapkin             Director                       March 31, 2005

/s/ Howard Davis
------------------------
Howard Davis                  Director                       March 31, 2005

/s/ William J. Fox
------------------------
William J. Fox                Director                       March 31, 2005

/s/ W. Townsend Ziebold, Jr.
------------------------
W. Townsend Ziebold, Jr.      Director                       March 31, 2005

                                  EXHIBIT INDEX


3.1    Third Amended and Restated Certificate of Incorporation of the
       Registrant. (1)

3.2    Amended and Restated By-laws of the Registrant. (1)

4.1    Specimen of Common Stock Certificate of the Registrant. (1)

4.2    Form of Underwriter's Warrant. (1)

4.3    Form of Convertible Promissory Note due August 7, 2002. (1)

4.4    Form of Senior Convertible Bridge Notes due 2004. (1)

4.5 Class C Warrant for the Purchase of Shares of Common Stock, dated September 22, 2003, issued to Joseph Giamanco by the Registrant. (1)

4.6 Class C Warrant for the Purchase of Shares of Common Stock, dated September 22, 2003, issued to George Hatsopoulous by the Registrant. (1)

4.7 Stock Purchase Warrant, dated June 19, 2002, issued to Plexus Services Corp. by the Registrant. (1)

4.8 Class A Warrant for the Purchase of Shares of Common Stock, dated August 5, 2002, issued to Lancer Offshore, Inc. (1)

10.1   Amended and Restated 2000 Nephros Equity Incentive Plan. (1) (2)

10.2   2004 Nephros Stock Incentive Plan. (1) (2)

10.3 Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock.
       (1)

10.4 Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein). (1)

10.5 Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant. (1) (2)

10.6 Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant. (1) (2)

10.7   Amendment to Employment Agreement dated as of May 31, 2004 between Norman
       J. Barta and the Registrant. (1) (2)

10.8   Form of Employee Patent and Confidential Information Agreement. (1)

10.9   Form of Employee Confidentiality Agreement. (1)

10.10 Settlement Agreement dated June 19, 2002 between Plexus Services Corp. and the Registrant. (1)

10.11 Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant. (1)

10.12 Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant. (1)

10.13 License Agreement dated as of July 1, 2003 between the Trustees of Columbia University in the City of New York and the Registrant. (1)

10.14 Form of Transmittal Letter Agreement, dated as of April 28, 2004, between each holder of convertible promissory notes due August 7, 2002 and the Registrant. (1)

10.15 Commitment Agreement between Ronald Perelman and the Registrant, dated as of May 30, 2003. (1)

10.16 Form of Subscription Agreement between the Registrant and each purchaser of Senior Convertible Bridge Notes due 2004. (1)

10.17 Supply Agreement between Nephros, Inc. and Membrana GmbH, dated as of December 17, 2003. (1) (3)

10.18 Employment Agreement dated as of June 16, 2004 between Marc L. Panoff and the Registrant. (1) (2)

10.19 Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of May 12, 2003. (1) (3)

10.20 License Agreement dated as of July 1, 2004 between the Trustees of Columbia University in the City of New York and the Registrant. (1)

10.21 HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)

10.22 Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)

21.1   Subsidiaries of Registrant.

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------------------
(1) Incorporated by reference to Nephros, Inc.'s Registration Statement on Form S-1, File No. 333-116162.
(2)    Management contract or compensatory plan arrangement.
(3)    Portions omitted pursuant to a request for confidential treatment.
(4) Incorporated by reference to Nephros, Inc.'s Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.