Form 10QSB
period 2005-03-31
NEPHROS INC
filed 2005-05-16
CIK 1196298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

          (MARK ONE)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


                                       OR


[  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

           For the transition period from____________ to ____________


                        Commission file number 001-32288

                                  NEPHROS, INC.
--------------------------------------------------------------------------------


        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                            13-3971809
  --------------------------------                          -------------------
  (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)


                                  3960 Broadway
                               New York, NY 10032
                  -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 781-5113
                  -------------------------------------------
                         (Registrant's telephone number,
                              including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                                      Outstanding at April
--------------------------------------------------       -----------------------
Common Stock, $.001 par value                                    12,304,498

Transitional Small Business Disclosure Format:  YES [  ] NO [X]

                          NEPHROS, INC. AND SUBSIDIARY

                                Table of Contents

                                                                           Page
                                                                           ----
 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
 Condensed Consolidated Balance Sheets as of March 31, 2005 and
   December 31, 2004                                                         3
 Condensed Consolidated Statements of Operations for the Three Months
   Ended March 31, 2005 and 2004                                             4
 Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 2005 and 2004                                             5
 Condensed Statement of Changes in Stockholders' Equity (Deficit)            6
 Notes to the Condensed Consolidated Financial Statements                    7
 Item 2. Management's Discussion and Analysis or Plan of Operations          9
Item 3. Controls and Procedures                                             14

 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings                                                  16
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        16
 Item 6. Exhibits                                                           16

 SIGNATURES                                                                 17

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.


                          NEPHROS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                             March 31,        December 31,
                                                                               2005               2004
                                                                           ------------       ------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $  4,315,093       $  3,719,181
    Short-term investments                                                    5,995,380          5,995,940
    Accounts receivable                                                         221,312            174,797
    Inventory                                                                   586,877            653,351
    Prepaid expenses and other current assets                                   508,834            468,355
                                                                           ------------       ------------
        Total current assets                                                 11,627,496         11,011,624

Property and equipment, at cost less accumulated depreciation of $653,348 and $584,130 at March 31, 2005 and December 31, 2004,
  respectively                                                                1,230,145          1,191,856

Other assets                                                                      5,322              3,822
                                                                           ------------       ------------
        Total assets                                                       $ 12,862,963       $ 12,207,302
                                                                           ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $    549,245       $    629,814
    Accrued expenses                                                            432,386            362,789
    Deferred revenue                                                             40,395             64,058
    Accrued liabilities                                                       1,500,000          1,500,000
                                                                           ------------       ------------
        Total current liabilities                                             2,522,026          2,556,661
                                                                           ------------       ------------
Stockholders' equity:
    Preferred stock, $.001 par value, 31,000,000 shares authorized at March 31, 2005 and December 31, 2004; no shares issued and
      outstanding at March 31, 2005 and December 31, 2004                          --                 --
    Common stock, $.001 par value; 49,000,000 shares authorized at
      March 31, 2005 and December 31, 2004; 12,304,498 and
      12,120,248 shares issued and outstanding at March 31, 2005 and
      December 31, 2004, respectively                                            12,304             12,120
    Additional paid-in capital                                               54,739,869         53,740,171
    Deferred compensation                                                    (2,311,987)        (2,479,317)
    Accumulated other comprehensive income - foreign currency
      translation                                                                72,964            156,433
    Accumulated other comprehensive loss - unrealized losses on
      available-for-sale securities                                              (4,620)            (4,060)
    Accumulated deficit                                                     (42,167,593)       (41,774,706)
                                                                           ------------       ------------
        Total stockholders' equity                                           10,340,937          9,650,641
                                                                           ------------       ------------
        Total liabilities and stockholders' equity                         $ 12,862,963       $ 12,207,302
                                                                           ============       ============

   See accompanying notes to the condensed consolidated financial statements.


                          NEPHROS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                  Three Months Ended March 31,
                                                               ---------------------------------
                                                                   2005                2004
                                                               ------------         ------------
Net contract revenues                                          $  1,750,000         $       --
Net product revenues                                                151,665                 --
                                                               ------------         ------------

   Net revenues                                                   1,901,665                 --
                                                               ------------         ------------
Operating costs and expenses:
   Cost of product revenue                                          135,368               12,618
   Research and development                                         462,701              690,024
   Selling, general and administrative                            1,752,488            1,316,435
                                                               ------------         ------------
      Total operating expenses                                    2,350,557            2,019,077
                                                               ------------         ------------
Loss from operations                                               (448,892)          (2,019,077)
                                                               ------------         ------------
Other income:
   Interest income                                                   56,005                1,345
                                                               ------------         ------------
      Total other income                                             56,005                1,345
                                                               ------------         ------------
Net loss                                                           (392,887)          (2,017,732)
Dividends and accretion to redemption value of
 redeemable convertible preferred stock                                --             (2,071,500)
                                                               ------------         ------------
Net loss attributable to common stockholders                   $   (392,887)        $ (4,089,232)
                                                               ============         ============

Basic and diluted net loss attributable to common
 stockholders per common share                                 $      (0.03)        $      (2.57)
                                                               ============         ============
Shares used in computing basic and diluted net loss
 attributable to common stockholders per common share            12,150,956            1,593,659
                                                               ============         ============


   See accompanying notes to the condensed consolidated financial statements.


                          NEPHROS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                     Three Months Ended March 31,
                                                                   ------------------------------
                                                                       2005              2004
                                                                   ------------      ------------
Operating activities
    Net loss                                                       $  (392,887)      $(2,017,732)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                     73,775            31,935
      Noncash stock-based compensation                                 167,330           417,608
      (Increase) decrease in operating assets
        Accounts receivable                                            (46,515)          (21,559)
        Prepaid expenses and other current assets                      (40,479)         (565,685)
        Inventory                                                       66,474            37,853
        Other assets                                                    (1,500)           (3,000)
      Increase (decrease) in operating liabilities
        Accounts payable and accrued expenses                          (10,972)          (22,430)
        Deferred revenue                                               (23,663)           21,559
                                                                   -----------       -----------
            Net cash used in operating activities                     (208,437)       (2,121,451)
                                                                   -----------       -----------
Investing activities
    Purchase of property and equipment                                (112,064)         (213,478)
                                                                   -----------       -----------
            Net cash used in investing activities                     (112,064)         (213,478)
                                                                   -----------       -----------
Financing activities
    Proceeds from issuance of preferred stock, net                        --           3,811,538
    Proceeds from private placement issuance of common
      stock subsequent to the initial public offering                  955,521              --
    Adjustment to proceeds from initial public offering
      of common stock                                                   44,361              --
                                                                   -----------       -----------
            Net cash provided by financing activities                  999,882         3,811,538
                                                                   -----------       -----------
Effect of exchange rates on cash                                       (83,469)          (30,877)
                                                                   -----------       -----------
            Net increase in cash and cash equivalents                  595,912         1,445,732
    Cash and cash equivalents, beginning of period                   3,719,181         4,121,263
                                                                   -----------       -----------
    Cash and cash equivalents, end of period                       $ 4,315,093       $ 5,566,995
                                                                   ===========       ===========
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                     $    11,630       $       723


   See accompanying notes to the condensed consolidated financial statements.


                                                           NEPHROS, INC. AND SUBSIDIARY

                                       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                   (unaudited)


                                      Series A
                                   Preferred Stock                  Common Stock               Stock
                                ---------------------               ------------            Subscription        Deferred
                                 Shares        Amount            Shares       Amount         Receivable       Compensation
                                 ------        ------            ------       ------         ----------       ------------
Balance, January 1, 2004        4,000,000    $      4,000       1,593,659   $      1,594   $          --     $ (2,049,940)
Comprehensive loss:
   Net loss                          --              --              --             --                --             --
   Net unrealized gains
     on foreign currency
     translation                     --              --              --             --                --             --
   Net unrealized losses
     on available-for-sale
     securities                      --              --              --             --                --             --
   Comprehensive loss
Noncash stock-based
  compensation                       --              --              --             --                --       (1,223,133)
Beneficial conversion
  recognized in connection
  with issuance of
  preferred stock                    --              --              --             --                --             --
Amortization of
  deferred compensation              --              --              --             --                --          793,756
Cumulative preferred
  dividend and accretion             --              --              --             --                --             --
Exercise of warrants               87,500              88            --             --                --             --
Issuance of common
  stock in connection with
  initial public offering            --              --         2,100,000          2,100              --             --
Conversion of preferred
  stock into common stock
  upon initial public
  offering                     (4,087,500)         (4,088)      8,426,589          8,426              --             --
                              -----------      ----------     -----------   ------------   -------------     ------------
Balance, December 31, 2004           --              --        12,120,248         12,120              --       (2,479,317)
Comprehensive loss:
   Net loss                          --              --              --             --                --             --
   Net unrealized losses
     on foreign currency
     translation                     --              --              --             --                --             --
   Net unrealized losses
     on available-for-sale
     securities                      --              --              --             --                --             --
   Comprehensive loss
Amortization of
  deferred compensation              --              --              --             --                --          167,330
Issuance of common stock
  in connection with
  initial public offering            --              --              --             --                --             --
Issuance of common
  stock in connection with
  private placement                  --              --           184,250            184              --             --
                              ---------      ----------       -----------   ------------   -------------     ------------
Balance, March 31, 2005              --      $       --        12,304,498   $     12,304   $          --     $ (2,311,987)
                              =========      ==========       ===========   ============   =============     ============


                                                   Accumulated
                                     Additional       Other
                                      Paid-in     Comprehensive    Accumulated
                                      Capital        Income          Deficit          Total
                                   ------------   -------------   -------------   ------------
Balance, January 1, 2004           $ 19,005,356   $    100,337    $(22,443,693)   $ (5,382,346)
Comprehensive loss:
   Net loss                                --             --        (7,596,480)     (7,596,480)
   Net unrealized gains
     on foreign currency
     translation                           --           56,096            --            56,096
   Net unrealized losses
     on available-for-sale
     securities                            --           (4,060)           --            (4,060)
                                                                                    ----------
   Comprehensive loss                                                               (7,544,444)
Noncash stock-based
  compensation                        1,223,133           --              --              --
Beneficial conversion
  recognized in connection
  with issuance of
  preferred stock                     3,811,538           --              --         3,811,538
Amortization of
  deferred compensation                    --             --              --           793,756
Cumulative preferred
  dividend and accretion                   --             --       (11,734,533)    (11,734,533)
Exercise of warrants                     87,412           --              --            87,500
Issuance of common
  stock in connection with
  initial public offering            10,732,486           --              --        10,734,586
Conversion of preferred
  stock into common stock
  upon initial public
  offering                           18,880,246           --              --        18,884,584
                                    -----------    -----------     -----------     -----------
Balance, December 31, 2004           53,740,171        152,373     (41,774,706)      9,650,641
Comprehensive loss:
   Net loss                                --             --          (392,887)       (392,887)
   Net unrealized losses
     on foreign currency
     translation                           --          (83,469)           --           (83,469)
   Net unrealized losses
     on available-for-sale
     securities                            --             (560)           --              (560)
                                                                                   -----------
   Comprehensive loss                                                                 (476,916)
Amortization of
  deferred compensation                    --             --              --           167,330
Issuance of common stock
  in connection with
  initial public offering                44,361           --              --            44,361
Issuance of common
  stock in connection with
  private placement                     955,337           --              --           955,521
                                   ------------   ------------    ------------    ------------
Balance, March 31, 2005            $ 54,739,869   $     68,344    $(42,167,593)   $ 10,340,937
                                   ============   ============    ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                          NEPHROS, INC. AND SUBSIDIARY

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (unaudited)


1. Basis of Presentation


  The accompanying unaudited condensed consolidated financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited (together the "Company"), should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

  Effective January 1, 2005, as a result of the product sales generated to date from the Company's OLpurTM MD190 dialyzer, as well as the license agreement signed on March 2, 2005 between the Company and Asahi Kasei Medical Co., Ltd. ("Asahi") (see Note 2), management has determined that the Company is no longer in the development stage as defined in Financial Accounting Standards Board ("FASB") Statement No. 7, Accounting and Reporting for Development Stage Companies. All references to cumulative statement of operations, stockholder's equity (deficit), and statements of cash flows have been eliminated in the accompanying financial statements.

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Revenue Recognition

  Revenue is recognized in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

  The Company's sales history does not yet provide a basis from which to reasonably estimate rates of product return, and therefore revenues from certain shipments during the three months ended March 31, 2005 were deferred. Product sales are recognized thirty days after the date of shipment, when the right of product return expires. In addition, cost of revenue to the extent of amount billed was deferred and will be recognized when the revenue is recognized.

  On March 2, 2005, the Company entered into an agreement with Asahi, a business unit of Asahi Kasei Corporation, granting Asahi exclusive rights to manufacture and distribute filter products based on the Company's OLpur MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, the Company received an up front license fee in the amount of $1,750,000, and the Company is entitled to receive additional royalties and milestone payments based on the future sales of products in Japan, which sales are subject to Japanese regulatory approval. Because (i) the license agreement requires no continuing involvement in the manufacture and delivery of the licensed product in the covered territory of Japan, (ii) the criteria of SAB 104 have been met and (iii) the license fee received is non-refundable, the Company recognized $1,750,000 in contract revenue on the effective date of the license agreement.

Stock-based Compensation

  The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the Emerging Issues Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services."

  The Company accounts for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the effect of the differences which would result had the Company applied the fair-value-based method of accounting on a pro forma basis, as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for stock options granted under the Nephros 2000 Equity Incentive Plan (the "2000 Plan") and the 2004 Stock Incentive Plan (the "2004 Plan") been determined based on fair value at the grant dates, the Company's net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2005             2004
                                                    ----------      -----------

Net loss attributable to common
  stockholders:
    As reported                                    $  (392,887)     $(4,089,232)
    Less - compensation recognized under
      the intrinsic-value method                       167,330          417,608
    Add - compensation under the fair
      value method                                    (249,362)        (362,096)
                                                   -----------      -----------
    Pro forma                                      $  (474,919)     $(4,033,720)
                                                   ===========      ===========
Net loss per share:
    As reported                                    $     (0.03)     $     (2.57)
    Pro forma                                      $     (0.04)     $     (2.53)

Comprehensive Loss

  The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. For the three months ended March 31, 2005 and 2004, the comprehensive loss was $476,916 and $2,048,609, respectively.

Income (Loss) per Common Share

  In accordance with SFAS No. 128, "Earnings Per Share," net loss per common share amounts ("basic EPS") were computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options and warrants exercisable to purchase in the aggregate 2,249,857 and 9,491,397 common shares from the computation of diluted EPS for the three months ended March 31, 2005 and 2004, respectively.

3. Stockholders' Equity and Redeemable Convertible Preferred Stock

  On March 2, 2005, the Company entered into a Subscription Agreement with Asahi pursuant to which Asahi purchased 184,250 shares of the Company's common stock at an aggregate purchase price of $955,521 (see Note 2). The Subscription Agreement contains certain transfer restrictions with respect to the shares purchased thereunder.

4.  Commitments and Contingencies

  In August 2002, the Company entered into a subscription agreement with Lancer Offshore, Inc ("Lancer"). The subscription agreement provided, among other things, that Lancer would purchase, in several installments, (1) $3,000,000 principal amount of secured notes due March 15, 2003 convertible into 340,920 shares of the Company's common stock, and (2) warrants to purchase until December 2007, an aggregate of 68,184 shares of the Company's common stock at an exercise price of approximately $8.80 per share. In accordance with the subscription agreement, the first installments, consisting of $1,500,000 principal amount of the notes and 34,092 of the warrants, were tendered. However, Lancer failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which: (i) the parties terminated the subscription agreement; (ii) Lancer agreed to surrender 12,785 of the original 34,092 warrants issued to it; (iii) the warrants that were not surrendered were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-for-one reverse stock split of the Company's common stock that was contemplated at such time but never consummated; and (iv) the secured convertible note in the principal amount of $1,500,000 referred to above was cancelled. Lancer agreed, among other things, to deliver to the Company at or prior to a subsequent closing the cancelled note and warrants and to reaffirm certain representations and warranties and, subject to the satisfaction of these and other conditions, the Company agreed to issue to Lancer at such subsequent closing an unsecured note in the principal amount of

$1,500,000 bearing no interest, not convertible into common stock and due on January 31, 2004 or earlier under certain circumstances. Lancer never fulfilled the conditions to the subsequent closing and, accordingly, the Company never issued the $1,500,000 note that the settlement agreement provided would be issued at such closing.

  The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, pending in the U.S. District Court for the Southern District of Florida (the "Ancillary Proceeding"). That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No.03-CV-80612, also pending in the U.S. District Court for the Southern District of Florida, in which the court has appointed a Receiver to manage Lancer and various related entities (the "Receivership"). In the Ancillary Proceeding, the Receiver seeks payment of $1,500,000 together with interest, costs and attorneys' fees as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of the Company's common stock for $2.50 per share (or 21,308 shares of the Company's common stock for $8.80 per share, if adjusted for the 0.2841-for-one reverse stock split effected by the Company on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended), that the Receiver alleges are due as a result of the Company's settlement agreement with Lancer. The Company believes that it has valid defenses to the Receiver's claims, and it intends to continue to contest them vigorously. Additionally, the Company has asserted claims for damages against Lancer that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership. Subsequent to March 31, 2005, both the Company and the Receiver filed motions for summary judgment in the Ancillary Proceeding. The Company has discussed the potential settlement of all claims with the Receiver, however, there can be no assurance that the Company will settle or that the outcome of any of these proceedings will be successful.

5.  Reverse Stock Split

  On September 10, 2004, the Company effected a reverse stock split pursuant to which each share of its common stock then outstanding was converted into 0.2841 of one share of its common stock. All share and per share amounts for all periods presented preceding September 10, 2004 have been retroactively restated to give effect to this reverse stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation.

  The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this quarterly report on Form 10-QSB (this "Quarterly Report") and the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB filed with the SEC on March 31, 2005. Operating results are not necessarily indicative of results that may occur in future periods.

Business Overview

  We were founded in 1997 by health professionals, scientists and engineers to develop hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpur MD190, a dialyzer, OLpurTM H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpurTM NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpur MD190 dialyzer in some or all of Cyprus, Denmark, France, Germany, Greece, Ireland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom (our "Target European Market") in March 2004. We have also developed prototypes for our OLpur H2H product and are developing our OLpur NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H2H technology.

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

  On March 2, 2005, we entered into an agreement with Asahi, granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpur MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, we received an up front license fee in the amount of $1,750,000, and we are entitled to receive additional royalties and milestone payments based on the future sales of products in Japan, which sales are subject to Japanese regulatory approval. Because (i) the license agreement requires no continuing involvement in the manufacture and delivery of the licensed product in the covered territory of Japan, (ii) the criteria of SAB 104 have been met and (iii) the license fee received is non-refundable, the Company recognized $1,750,000 in contract revenue on the effective date of the license agreement.

Cost of Product Revenue

  Cost of product revenue represents our acquisition cost for the products we purchase from our third party manufacturers, as well as damaged and obsolete inventory written off. Since our sales history does not yet provide a basis from which to reasonably estimate rates of product return, we defer cost of goods sold to the extent of amounts billed to customers until rights of return of expired.

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

Critical Accounting Policies and Estimates

  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this Quarterly Report and in our Annual Report on Form 10-KSB, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue Recognition

  Revenue is recognized in accordance with SAB No. 104 Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. We began sales of our first product in March 2004. Accordingly, our sales history does not yet provide a basis from which to reasonably estimate rates of product return, if any. Consequently, and until we can estimate rates of return, if any, more effectively, we do not recognize revenue from these sales until the rights of return have expired.

  We enter into licensing arrangements with other parties whereby we receive contract revenue based on the terms of the agreement. The timing of revenue recognition is dependent on the level of our continuing involvement in the manufacture and delivery of licensed products. If we have continuing involvement, the revenue is deferred and recognized on a straight-line basis over the period of continuing involvement. In addition, if the licensing arrangements require no continuing involvement and payments are merely based on the passage of time, we will assess such payments for revenue recognition under the collectibility criteria of SAB 104.

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

  During December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to our employees and directors under various plans at prices equal to the fair market value of the stock on the dates the options were granted. SFAS No. 123R is effective for small business issuers the first interim reporting period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006.

  We account for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the effect of the differences which would result had we applied the fair-value-based method of accounting on a pro forma basis, as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

  We have elected to follow APB Opinion No. 25 and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," requires use of option valuation models that were not developed for use in valuing employee stock options. Employee stock compensation expense, which is a non-cash charge, is measured as the excess, if any, of the fair value of our underlying common stock at the date of grant over the amount an employee must pay to acquire such stock. This compensation cost is either amortized over the related vesting periods, or expensed upon the reaching of certain Company milestones.

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

  Over the next 12 months, we currently expect to spend approximately: $500,000 to continue our product engineering to complete our clinical grade OLpur H2H product; $1.3 million for the marketing and sales of our OLpur MD190 product, including marketing clinical studies, product sampling and exhibiting at trade shows; $500,000 to complete clinical studies and pursue regulatory approvals with respect to our OLpur H2H product in Europe; $650,000 in costs associated with operating as a publicly traded company, such as professional and insurance fees; and $800,000 to conduct clinical studies and pursue U.S. regulatory approvals with respect to both our OLpur MD190 and our OLpur H2H products, unless we make arrangements whereby collaborative partners finance such activities.

  If and when the volume-discount pricing provisions of our agreement with our fiber supplier, Membrana GmbH, become applicable, for each period we will record inventory and cost of goods sold for our fiber orders pursuant to our agreement with Membrana GmbH based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount.

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

Results of Operations

Fluctuations in Operating Results

  Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to our research and development efforts, as well as marketing expenses related to product launches. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues

  Revenues increased to $1,901,665 for the three months ended March 31, 2005 from $0 for the three months ended March 31, 2004. Revenues for the three months ended March 31, 2005 represented licensing revenues of $1,750,000 resulting from our agreement with Asahi and $151,665 in receivables with respect to shipments of our OLpur MD190 product to customers in our Target European Market where the rights of return have expired. Although we began shipping our product during the three months ended March 31, 2004, revenues related to such shipments were deferred since rights of return on our product had not yet expired.

Cost of Product Revenue

  Cost of product revenue increased to $135,368 for the three months ended March 31, 2005 from $12,618 for the three months ended March 31, 2004. Cost of product revenue represented the cost of our OLpur MD190 product shipped to customers in our Target European Market where the rights of return have expired as well as obsolete inventory written-off due to the incorporation of improved fiber into our dialyzers. Cost of product revenue increased because of increased product revenues from shipments of our OLpur MD190 product during the three months ended March 31, 2005.

Research and Development

  Research and development expenses decreased to $462,701 for the three months ended March 31, 2005 from $690,024 for the three months ended March 31, 2004. This $227,323 decrease was primarily due to a decrease in development expenses related to our OLpur H2H product of approximately $190,000 due to timing of the project. We anticipate increases to research and development expenses in future periods as we plan to complete the development of our OLpur H2H and OLpur NS2000 products, make them available for clinical testing and seek regulatory approval for introduction in our Target European Market and the United States.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased to $1,752,488 for the three months ended March 31, 2005 from $1,316,435 for the three months ended March 31, 2004. This $436,053 increase was primarily due to an increase of approximately $227,000 in expenses related to the marketing of our OLpur MD190, including increased salaries of approximately $143,000 due to the hiring of additional sales and clinical support staff and increased product sampling of approximately $96,000 in our Target European Market. Other contributors to the increase include $159,000 in expenses associated with being a public company, including legal, accounting and insurance expenses, and approximately $41,000 in expenses related to the improvement of the manufacturing of our OLpur MD190. We anticipate increases to selling, general and administrative expenses in future periods as we plan to seek greater market penetration with our OLpur MD190 within our Target European Market and to enter additional markets and introduce additional products once we obtain the requisite regulatory approvals. We also expect to continue to incur costs for insurance and professional fees associated with operating as a public company that we did not have prior to our initial public offering in September 2004.

Other Income (Expense), net

  Our other income increased to $56,005 for the three months ended March 31, 2005 from $1,345 for the three months ended March 31, 2004. This $54,660 increase represents increased interest income earned on cash deposits and short-term investments as a result of higher balances of our cash and cash equivalents and short-term investments at March 31, 2005.

Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock

  Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock decreased to $0 for the three months ended March 31, 2005 from $2,071,500 for the three months ended March 31, 2004. This decrease is due to the conversion of our redeemable convertible preferred stock into common stock in conjunction with the completion of our initial public offering in September 2004.

Liquidity and Capital Resources

  At March 31, 2005, we had a deficit accumulated of $42.2 million, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering.

  At March 31, 2005, we had $4.3 million in cash and cash equivalents. Net cash used in operating activities was $0.2 million for the three months ended March 31, 2005 compared to $2.1 million for the three months ended March 31, 2004. The $1.9 million decrease in net cash used in operating activities during the three months ended March 31, 2005 was primarily due to a smaller net loss of approximately $1.6 million in the three months ended March 31, 2005, mainly due to the $1,750,000 license fee earned pursuant to the license agreement entered into with Asahi.

  Net cash used in investing activities was $112,064 for the three months ended March 31, 2005 compared to $213,478 for the three months ended March 31, 2004. This decrease was due to a decreased amount of fixed asset purchases, mainly manufacturing equipment, in the three months ended March 31, 2005.

  Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2005 compared to $3.8 million for the three months ended March 31, 2004. The net cash provided by financing activities in the three months ended March 31, 2005 was primarily due to the net proceeds of approximately $956,000 from Asahi in exchange for 184,250 shares of our common stock pursuant to a Subscription Agreement dated March 2, 2005. The net cash provided by financing activities in the three months ended March 31, 2004 was due to the net proceeds raised from the issuance of Series D convertible preferred stock.

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

Safe Harbor for Forward-Looking Statements

  This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words "intends," "may," "will," "plans," "expects," "anticipates," "projects," "predicts," "estimates," "aims," "believes," "hopes," "potential" or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995.

  Forward-looking statements are not guarantees of future performance are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

     o potential products that appeared promising in early research or clinical trials to us may not demonstrate efficacy or safety in subsequent pre-clinical or clinical trials;

     o    we may not obtain appropriate or necessary governmental approvals;

     o product orders may be cancelled, patients currently using our products may cease to do so and patients expected to begin using our products may not;

     o    we may not be able to obtain funding if and when needed;

     o we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

     o HDF therapy may not be accepted in the United States and/or our technology and products may not be accepted in our target markets;

     o we may not be able to sell our products at competitive prices or profitably; and

     o we may not be able to secure or enforce adequate legal protection, including patent protection, for our products.

  More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-KSB filed with the SEC for the fiscal year ended December 31, 2004. We urge investors and security holders to read those documents free of charge at the SEC's web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

  Prior to the filing of this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. In conjunction with our preparation toward compliance with Section 404 of the Sarbanes-Oxley Act of 2002, we are in the process of implementing certain enhancements with respect to our internal controls over financial reporting. These matters are being discussed with our independent accountants and with the Audit Committee of our Board of Directors. Management, including the Chief Executive Officer and Chief Financial Officer, expects that these enhancements will be in place by June 30, 2006.

  An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

  There have been no material developments in the pending legal proceedings as described in our Form 10-KSB for the fiscal year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  (a)  Recent Sales of Unregistered Securities

  On March 2, 2005, we entered into a Subscription Agreement with Asahi Kasei Medical Co., Ltd. ("Asahi"), a business unit of Asahi Kasei Corporation, pursuant to which Asahi purchased 184,250 shares of our common stock at an aggregate purchase price of $955,521. The purchased shares were not registered at the time of their issuance because the issuance was conducted pursuant to
Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

  (b)  Use of Proceeds from Registered Securities

  The initial public offering of our common stock, par value $.001 (the "Offering"), was effected through a Registration Statement on Form S-1 (File No. 333-116162) that was declared effective by the Securities and Exchange Commission on September 20, 2004. Since September 20, 2004 through March 31, 2005, of the net $10.8 million of proceeds from the Offering, we had used: approximately $1.2 million for the marketing and sales of our products; approximately $750,000 on product engineering; approximately $400,000 for capital expenditures; approximately $350,000 on payments of preferred dividends; and approximately $500,000 for working capital and other purposes. As of March 31, 2005, we held approximately $6.0 million of the remaining proceeds from the Offering in short term investments and approximately $1.6 million in cash and cash equivalents. None of the expenses, or application of the net proceeds from the Offering, were paid, directly or indirectly, to any of our directors or officers (or their associates), to persons owning 10 percent or more of our common stock or to any of our affiliates (other than directors' compensation and salaries to officers arising out of normal operating activities, and payments of dividends to former holders of shares of our series B, series C and series D convertible preferred stocks).

  Item 6.  Exhibits.

3.1  Third Amended and Restated Certificate of Incorporation of the Registrant
     (1)

3.2 Certificate of Retirement of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock of the Registrant

10.1 License Agreement dated as of March 2, 2005 between Asahi Kasei Medical Co., Ltd and the Registrant (2)

10.2 Subscription Agreement dated as of March 2, 2005 between Asahi Kasei Medical Co., Ltd and the Registrant (2)

10.3 Non-employee Director Compensation Summary

10.4 Named Executive Officer Summary of Changes to Compensation

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------------

(1) Incorporated by reference to Nephros, Inc.'s Registration Statement on Form S-1, File No. 333-116162.

(2) Incorporated by reference to Nephros, Inc.'s Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2005.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act, this registrant caused this report to be signed below on its behalf by the undersigned, thereunto duly authorized.


                                         NEPHROS, INC.

Date: May 16, 2005                       By /s/ NORMAN J. BARTA
                                           ------------------------------------
                                           Norman J. Barta
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 16, 2005                       By /s/ MARC L. PANOFF
                                           ------------------------------------
                                           Marc L. Panoff
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  Exhibit Index

3.1         Third Amended and Restated Certificate of Incorporation of the
            Registrant (1)

3.2 Certificate of Retirement of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock of the Registrant

10.1 License Agreement dated as of March 2, 2005 between Asahi Kasei Medical Co., Ltd and the Registrant (2)

10.2 Subscription Agreement dated as of March 2, 2005 between Asahi Kasei Medical Co., Ltd and the Registrant (2)

10.3        Non-employee Director Compensation Summary

10.4        Named Executive Officer Summary of Changes to Compensation

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




----------------------
(1) Incorporated by reference to Nephros, Inc.'s Registration Statement on Form S-1, File No. 333-116162.

(2) Incorporated by reference to Nephros, Inc.'s Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2005.