Form 10QSB
period 2005-06-30
NEPHROS INC
filed 2005-08-15
CIK 1196298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

          (MARK ONE)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_______ to__________


                        Commission file number 001-32288

                                  NEPHROS, INC.
________________________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                            13-3971809
 -------------------------------                        -----------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          Class                                   Outstanding at August 2, 2005
------------------------------                    -----------------------------
Common Stock, $.001 par value                               12,304,498

Transitional Small Business Disclosure Format:  YES [  ] NO [X]

                          NEPHROS, INC. AND SUBSIDIARY

                                Table of Contents

                                                                          Page
                                                                          ----

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
 Condensed Consolidated Balance Sheets as of
 June 30, 2005 and December 31, 2004                                         3
 Condensed Consolidated Statements of Operations for
 the Three and Six Months Ended June 30, 2005 and 2004                       4
 Condensed Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 2005 and 2004                                     5
 Condensed Statement of Changes in Stockholders'
 Equity (Deficit) for the Six Months Ended June 30, 2005
 and for the Year Ended December 31, 2004                                    6
 Notes to the Condensed Consolidated Financial Statements                    7
 Item 2. Management's Discussion and Analysis or Plan of Operations          9
 Item 3. Controls and Procedures                                            16

 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings                                                  17
 Item 2. Unregistered Sales of Equity Securities and
         Use of Proceeds                                                    17
 Item 4. Submission of Matters to a Vote by Security Holders                17
 Item 5. Other Information                                                  18
 Item 6. Exhibits                                                           18

 SIGNATURES                                                                 19

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

                          NEPHROS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,         December 31,
                                                                                  2005              2004
                                                                                  ----              ----
                                                                              (unaudited)

ASSETS
Current assets:
       Cash and cash equivalents                                              $  2,817,064      $  3,719,181
       Short-term investments                                                    5,996,560         5,995,940
       Accounts receivable                                                         219,720           174,797
       Inventory                                                                   528,125           653,351
       Prepaid expenses and other current assets                                   370,408           468,355
                                                                              ------------      ------------
              Total current assets                                               9,931,877        11,011,624

Property and equipment, at cost less accumulated depreciation of $739,719 and $584,130 at June 30, 2005 and December 31, 2004,
  respectively                                                                   1,148,751         1,191,856
Other assets                                                                         3,822             3,822
                                                                              ------------      ------------
              Total assets                                                    $ 11,084,450      $ 12,207,302
                                                                              ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                       $    709,769      $    629,814
       Accrued expenses                                                            517,517           362,789
       Deferred revenue                                                             21,031            64,058
       Accrued liabilities                                                       1,500,000         1,500,000
                                                                              ------------      ------------
              Total current liabilities                                          2,748,317         2,556,661
                                                                              ------------      ------------
Stockholders' equity:
       Preferred stock, $.001 par value, 5,000,000 and 31,000,000 shares authorized at June 30, 2005 and December 31,
         2004, respectively; no shares issued and outstanding
         at June 30, 2005 and December 31, 2004                                       --                --
       Common stock, $.001 par value; 25,000,000 and 49,000,000
         shares authorized at June 30, 2005 and December 31,
         2004, respectively; 12,304,498 and 12,120,248 shares
         issued and outstanding at June 30, 2005 and December 31, 2004,
         respectively                                                               12,304            12,120
       Additional paid-in capital                                               54,739,869        53,740,171
       Deferred compensation                                                    (2,188,424)       (2,479,317)
       Accumulated other comprehensive income (loss) -
         foreign currency translation                                              (24,250)          156,433
       Accumulated other comprehensive loss - unrealized losses
         on available-for-sale securities                                           (3,440)           (4,060)
       Accumulated deficit                                                     (44,199,926)      (41,774,706)
                                                                              ------------      ------------
              Total stockholders' equity                                         8,336,133         9,650,641
                                                                              ------------      ------------
              Total liabilities and stockholders' equity                      $ 11,084,450      $ 12,207,302
                                                                              ============      ============

   See accompanying notes to the condensed consolidated financial statements.


                                                           NEPHROS, INC. AND SUBSIDIARY

                                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   (unaudited)

                                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                                  ----------------------------    ---------------------------
                                                                      2005            2004             2005          2004
                                                                  ------------    ------------    ------------    -----------
Net contract revenues                                             $       --      $       --      $  1,750,000    $       --
Net product revenues                                                   226,426            --           378,091            --
                                                                  ------------    ------------    ------------    ------------
      Net revenues                                                     226,426            --         2,128,091            --
                                                                  ------------    ------------    ------------    ------------

Operating costs and expenses:
      Cost of product revenue                                          113,681          54,304         249,049          66,922
      Research and development                                         551,009         601,992       1,013,710       1,292,016
      Selling, general and administrative                            1,656,533       1,024,307       3,409,021       2,340,743
                                                                  ------------    ------------    ------------    ------------
           Total operating expenses                                  2,321,223       1,680,603       4,671,780       3,699,681
                                                                  ------------    ------------    ------------    ------------
Loss from operations                                                (2,094,797)     (1,680,603)     (2,543,689)     (3,699,681)
                                                                  ------------    ------------    ------------    ------------
Other income:
      Interest income                                                   62,464             570         118,469           1,915
                                                                  ------------    ------------    ------------    ------------
           Total other income                                           62,464             570         118,469           1,915
                                                                  ------------    ------------    ------------    ------------
Net loss                                                            (2,032,333)     (1,680,033)     (2,425,220)     (3,697,766)

Dividends and accretion to redemption value of redeemable
  convertible preferred stock                                             --        (2,680,087)           --        (4,751,587)

Net loss attributable to common stockholders                      $ (2,032,333)   $ (4,360,120)   $ (2,425,220)   $ (8,449,353)
                                                                  ============    ============    ============    ============

Basic and diluted net loss attributable to common
  stockholders per common share                                   $      (0.17)   $      (2.74)   $      (0.20)   $      (5.30)
                                                                  ============    ============    ============    ============

Shares used in computing basic and diluted net
  loss attributable to common stockholders per common share         12,304,498       1,593,659      12,228,151       1,593,659
                                                                  ============    ============    ============    ============

   See accompanying notes to the condensed consolidated financial statements.


                          NEPHROS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                           Six months ended June 30,
                                                                        -------------------------------
                                                                            2005               2004
                                                                        ------------       ------------
Operating activities
    Net loss                                                            $(2,425,220)       $(3,697,766)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                         155,589             71,554
      Noncash stock-based compensation                                      290,893            417,608
      (Increase) decrease in operating assets
        Accounts receivable                                                 (44,923)           (24,113)
        Prepaid expenses and other current assets                            97,947           (542,764)
        Inventory                                                           125,226             98,799
      Increase (decrease) in operating liabilities
        Accounts payable and accrued expenses                               234,683           (165,507)
        Deferred revenue                                                    (43,027)            38,830
                                                                        -----------        -----------
          Net cash used in operating activities                          (1,608,832)        (3,803,359)
                                                                        -----------        -----------
Investing activities
    Purchase of property and equipment                                     (112,484)          (481,042)
                                                                        -----------        -----------
          Net cash used in investing activities                            (112,484)          (481,042)
                                                                        -----------        -----------
Financing activities
    Proceeds from issuance of preferred stock, net                             --            3,811,538
    Proceeds from exercise of warrants                                         --               87,500
    Proceeds from private placement issuance of common
      stock subsequent to the initial public offering                       955,521               --
    Adjustment to proceeds from initial public offering
      of common stock                                                        44,361               --
                                                                        -----------        -----------
          Net cash provided by financing activities                         999,882          3,899,038
                                                                        -----------        -----------
Effect of exchange rates on cash                                           (180,683)           (38,397)
                                                                        -----------        -----------
          Net decrease in cash and cash equivalents                        (902,117)          (423,760)
    Cash and cash equivalents, beginning of period                        3,719,181          4,121,263
                                                                        -----------        -----------
    Cash and cash equivalents, end of period                            $ 2,817,064        $ 3,697,503
                                                                        ===========        ===========
Supplemental disclosure of cash flow information
    Cash paid for income taxes                                          $    11,630        $       723


   See accompanying notes to the condensed consolidated financial statements.


                                                     NEPHROS, INC. AND SUBSIDIARY

                                     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                              (unaudited)

                                         Series A
                                      Preferred Stock                  Common Stock            Stock
                                      ---------------                  ------------         Subscription    Deferred
                                    Shares        Amount            Shares       Amount      Receivable   Compensation
                                    ------        ------            ------       ------      ----------   ------------

Balance, January 1, 2004          4,000,000    $      4,000       1,593,659   $      1,594   $   --      $ (2,049,940)

Comprehensive loss:

   Net loss                            --              --              --             --         --             --

   Net unrealized gains
     on foreign currency
     translation                       --              --              --             --         --             --

   Net unrealized losses on
     available-for-sale
     securities                        --              --              --             --         --             --

   Comprehensive loss

Noncash stock-based
  compensation                         --              --              --             --         --       (1,223,133)

Beneficial conversion
  recognized in connection
  with issuance of preferred
  stock                                --              --              --             --         --             --

Amortization of deferred
  compensation                         --              --              --             --         --          793,756

Cumulative preferred
  dividend and accretion               --              --              --             --         --             --

Exercise of warrants                 87,500              88            --             --         --             --

Issuance of common stock
  in connection with
  initial public offering              --              --         2,100,000          2,100       --             --

Conversion of preferred
  stock into common stock
  upon initial public
  offering                       (4,087,500)         (4,088)      8,426,589          8,426       --             --
                               ------------    ------------    ------------   ------------   --------   ------------

Balance, December 31, 2004             --              --        12,120,248         12,120       --       (2,479,317)

Comprehensive loss:

   Net loss                            --              --              --             --         --             --

   Net unrealized losses
     on foreign currency
     translation                       --              --              --             --         --             --

   Net unrealized gains
     on available-for-sale
     securities                        --              --              --             --         --             --

   Comprehensive loss

Amortization of deferred
   compensation                        --              --              --             --         --          290,893

Adjustment to issuance
  of common stock in
  connection with initial
  public offering                      --              --              --             --         --             --

Issuance of common stock
  in connection with
  private placement                    --              --           184,250            184       --             --
                               ------------    ------------    ------------   ------------   --------   ------------
Balance, June 30, 2005                 --      $       --        12,304,498   $     12,304   $   --     $ (2,188,424)
                               ============    ============    ============   ============   ========   ============



                          NEPHROS, INC. AND SUBSIDIARY

       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                   (unaudited)
                                                     Accumulated
                                     Additional         Other
                                       Paid-in       Comprehensive    Accumulated
                                       Capital          Income          Deficit         Total
                                     ----------      -------------  -------------   ------------

Balance, January 1, 2004             $ 19,005,356   $    100,337    $(22,443,693)   $ (5,382,346)

Comprehensive loss:

   Net loss                                  --             --        (7,596,480)     (7,596,480)

   Net unrealized gains
     on foreign currency
     translation                             --           56,096            --            56,096

   Net unrealized losses on
     available-for-sale
     securities                              --           (4,060)           --            (4,060)
                                                                                      ----------
   Comprehensive loss                                                                 (7,544,444)

Noncash stock-based
  compensation                          1,223,133           --              --              --

Beneficial conversion
  recognized in connection
  with issuance of preferred
  stock                                 3,811,538           --              --         3,811,538

Amortization of deferred
  compensation                               --             --              --           793,756

Cumulative preferred
  dividend and accretion                     --             --       (11,734,533)    (11,734,533)

Exercise of warrants                       87,412           --              --            87,500

Issuance of common stock
  in connection with
  initial public offering              10,732,486           --              --        10,734,586

Conversion of preferred
  stock into common stock
  upon initial public
  offering                             18,880,246           --              --        18,884,584
                                     ------------   ------------    ------------    ------------

Balance, December 31, 2004             53,740,171        152,373     (41,774,706)      9,650,641

Comprehensive loss:

   Net loss                                  --             --        (2,425,220)     (2,425,220)

   Net unrealized losses
     on foreign currency
     translation                             --         (180,683)           --          (180,683)

   Net unrealized gains
     on available-for-sale
     securities                              --              620            --               620
                                                                                      ----------
   Comprehensive loss                                                                 (2,605,283)

Amortization of deferred
   compensation                              --             --              --           290,893

Adjustment to issuance
  of common stock in
  connection with initial
  public offering                          44,361           --              --            44,361

Issuance of common stock
  in connection with
  private placement                       955,337           --              --           955,521
                                     ------------   ------------    ------------    ------------
Balance, June 30, 2005               $ 54,739,869   $    (27,690)   $(44,199,926)   $  8,336,133
                                     ============   ============    ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                          NEPHROS, INC. AND SUBSIDIARY

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the periods ended June 30, 2005 and 2004
                                   (unaudited)


1. Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (together the "Company") should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

  The Company's sales history does not yet provide a basis from which to reasonably estimate rates of product return, and therefore revenues from certain shipments during the three and six months ended June 30, 2005 were deferred. Product sales are recognized thirty days after the date of shipment, when the right of product return expires. In addition, cost of revenue to the extent of amount billed was deferred and will be recognized when the revenue is recognized.

  On March 2, 2005, the Company entered into an agreement with Asahi, a business unit of Asahi Kasei Corporation, granting Asahi exclusive rights to manufacture and distribute filter products based on the Company's OLpur MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, the Company received an up front license fee in the amount of $1,750,000, and the Company is entitled to receive additional royalties and milestone payments based on the future sales of products in Japan, which sales are subject to Japanese regulatory approval. Because (i) the license agreement requires no continuing involvement in the manufacture and delivery of the licensed product in the covered territory of Japan; (ii) the criteria of SAB No. 104 have been met; and (iii) the license fee received is non-refundable, the Company recognized $1,750,000 in contract revenue on the effective date of the license agreement.

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

  The Company accounts for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the effect of the differences which would result had the Company applied the fair-value-based method of accounting on a pro forma basis, as required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for stock options granted under the Nephros 2000 Equity Incentive Plan (the "2000 Plan") and the Nephros, Inc. 2004 Stock Incentive Plan (the "2004 Plan") been determined based on fair value at the grant dates, the Company's net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 would have been as follows:


                                                                Three Months Ended June 30,    Six Months Ended June 30,
                                                              -----------------------------   -------------------------
                                                                   2005           2004           2005           2004
                                                                   ----           ----           ----           ----

Net loss attributable to common stockholders:

       As reported                                            $  (2,032,333)   $(4,360,120)   $(2,425,220)   $(8,449,353)

       Less - compensation recognized under the
         intrinsic-value method                                     123,564           --          290,893        417,608

       Add - compensation under the fair value method              (264,504)      (126,054)      (513,866)      (488,150)
                                                              -------------    -----------    -----------    -----------
       Pro forma                                              $  (2,173,273)   $(4,486,175)   $(2,648,193)   $(8,519,895)
                                                              =============    ===========    ===========    ===========
Net loss per share:

       As reported                                            $       (0.17)   $     (2.74)   $     (0.20)   $     (5.30)

       Pro forma                                              $       (0.18)   $     (2.82)   $     (0.22)   $     (5.34)

Comprehensive Loss

  The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. For the three months ended June 30, 2005 and 2004, the comprehensive loss was $2,128,367 and $1,687,553, respectively. For the six months ended June 30, 2005 and 2004, the comprehensive loss was $2,605,283 and $3,736,162, respectively.

Income (Loss) per Common Share

  In accordance with SFAS No. 128, "Earnings Per Share," net loss per common share amounts ("basic EPS") were computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options and warrants exercisable to purchase in the aggregate 2,314,857 and 9,715,200 common shares from the computation of diluted EPS for both the three and six month periods ended June 30, 2005 and 2004, respectively.

3. Stockholders' Equity

  On March 2, 2005, the Company entered into a Subscription Agreement with Asahi pursuant to which Asahi purchased 184,250 shares of the Company's common stock at an aggregate purchase price of $955,521. The Subscription Agreement contains certain transfer restrictions with respect to the shares purchased thereunder.

  Effective June 24, 2005, the Company's stockholders approved and adopted our Fourth Amended and Restated Certificate of Incorporation, reducing the number of authorized shares of common stock from 49,000,000 to 25,000,000, and reducing the number of authorized shares of preferred stock from 31,000,000 to 5,000,000.

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

  The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, pending in the U.S. District Court for the Southern District of Florida (the "Ancillary Proceeding"). That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No.03-CV-80612, also pending in the U.S. District Court for the Southern District of Florida, in which the court has appointed a Receiver to manage Lancer and various related entities (the "Receivership"). In the Ancillary Proceeding, the Receiver seeks payment of $1,500,000 together with interest, costs and attorneys' fees as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of the Company's common stock for $2.50 per share (or 21,308 shares of the Company's common stock for $8.80 per share, if adjusted for the 0.2841-for-one reverse stock split effected by the Company on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended), that the Receiver alleges are due as a result of the Company's settlement agreement with Lancer. The Company believes that it has valid defenses to the Receiver's claims, and it intends to continue to contest them vigorously. Additionally, the Company has asserted claims for damages against Lancer that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership. During the second quarter of 2005, both the Company and the Receiver filed motions for summary judgment in the Ancillary Proceeding. The Company has discussed the potential settlement of all claims with the Receiver, however, there can be no assurance that the Company will settle or that the outcome of any of these proceedings will be successful.

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

Business Overview

  We were founded in 1997 by health professionals, scientists and engineers to develop hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpur MD190, a dialyzer that incorporates our proprietary Mid-Dilution Diafiltration technologies designed for use with existing HDF platforms, OLpur HD190, a high-flux dialyzer designed for use with either hemodialysis or HDF machines, OLpurTM H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpurTM NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpur MD190 dialyzer in some or all of Cyprus, Denmark, France, Germany, Greece, Ireland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom (our "Target European Market") in March 2004. In June 2005 we received approval from the FDA to market our OLpur(TM) HD190 high flux filter in the U.S. While we do not expect the Olpur(TM)HD190 to offer a substantial sales opportunity in the foreseeable future, we believe that the FDA approval of the Olpur(TM) HD190 is an important step in the regulatory process to gain approval for our more advanced ESRD therapies in the U.S. We have also developed prototypes for our OLpur H2H product and are developing our OLpur NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H2H technology.

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

  On March 2, 2005, we entered into an agreement with Asahi, granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpur MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, we received an up front license fee in the amount of $1,750,000, and we are entitled to receive additional royalties and milestone payments based on the future sales of products in Japan, which sales are subject to Japanese regulatory approval. Because (i) the license agreement requires no continuing involvement in the manufacture and delivery of the licensed product in the covered territory of Japan, (ii) the criteria of SAB No. 104 have been met, and
(iii) the license fee received is non-refundable, the Company recognized $1,750,000 in contract revenue on the effective date of the license agreement.

Cost of Product Revenue

  Cost of product revenue represents our acquisition cost for the products we purchase from our third party manufacturers, as well as damaged and obsolete inventory written off. Since our sales history does not yet provide a basis from which to reasonably estimate rates of product return, we defer cost of goods sold to the extent of amounts billed to customers until the rights of return have expired.

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

Selling, General and Administrative

  Selling, general and administrative expenses consist primarily of sales and marketing expenses as well as personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense.

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

Critical Accounting Policies and Estimates

  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires application of management's subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this

Quarterly Report and in our Annual Report on Form 10-KSB, we believe that the following accounting policies require the application of significant judgments and estimates.

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

  We enter into licensing arrangements with other parties whereby we receive contract revenue based on the terms of the agreement. The timing of revenue recognition is dependent on the level of our continuing involvement in the manufacture and delivery of licensed products. If we have continuing involvement, the revenue is deferred and recognized on a straight-line basis over the period of continuing involvement. In addition, if the licensing arrangements require no continuing involvement and payments are merely based on the passage of time, we will assess such payments for revenue recognition under the collectibility criteria of SAB No. 104.

Accrued Expenses

  We are required to estimate accrued expenses as part of our process of preparing financial statements. This process involves identifying services which have been performed on our behalf, and the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of areas in which subjective judgments may be required include costs associated with services provided by contract organizations for the preclinical development of our products, the manufacturing of clinical materials, and clinical trials, as well as legal and accounting services provided by professional organizations. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs, which have begun to be incurred, or we under- or over-estimate the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us in accordance with GAAP.

Stock-Based Compensation

  We account for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services."

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

  We intend to focus our sales and marketing efforts over the next 12 months primarily on expanding our marketing of OLpur MD190 in our Target European Market, and on continuing our marketing clinical studies on the OLpur MD190 to provide definitive demonstration of the OLpur MD190's superior efficacy, including four such studies we have already initiated in our Target European Market.

  Over the next 12 months, we currently expect to spend approximately: $1.2 million for the marketing and sales of our OLpur MD190 product, including marketing clinical studies, product sampling and exhibiting at trade shows; $200,000 to continue our product engineering to complete our clinical grade OLpur H2H product; $700,000 in costs associated with operating as a publicly traded company, such as professional and insurance fees; and $800,000 to conduct clinical studies and pursue U.S. regulatory approvals with respect to both our OLpur MD190 and our OLpur H2H products.

  In June 2005, we amended our supply agreement with our fiber supplier, Membrana GmbH. Pursuant to the amended agreement, Membrana will be our exclusive provider of the fiber for the OLpur MD190 in the European Union as well as certain other territories through September 2009. Notwithstanding the exclusivity provisions, we may purchase membranes from other providers if Membrana is unable to timely satisfy our orders, or if Membrana cannot offer us a price that is competitive with offers from other providers. If and when the volume-discount pricing provisions of our agreement with Membrana become applicable, for each period we will record inventory and cost of goods sold for our fiber orders pursuant to our agreement with Membrana GmbH based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount.

  Our European customer service and financial operations center is located in Dublin, Ireland. Our sales staffs are based in various parts of our Target European Market. We have a clinical services staff that provides customer support and training. We intend to add one to three members to our sales staff as well as one to two members to our administrative or our clinical services staff in our Target European Market. We intend to make these staff additions as we expand our presence in our Target European Market and such expansion is currently in process.

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

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30,
2004

Revenues

  Revenues increased to $226,426 for the three months ended June 30, 2005 from $0 for the three months ended June 30, 2004. Revenues for the three months ended June 30, 2005 represented $226,426 in receivables with respect to sales of our OLpur MD190 product to customers in our Target European Market where the rights of return have expired. We made no shipments of our products in the three months ended June 30, 2004.

Cost of Product Revenue

  Cost of product revenue increased to $113,681 for the three months ended June 30, 2005 from $54,304 for the three months ended June 30, 2004. Cost of product revenue represented the cost of our OLpur MD190 product sold to customers in our Target European Market where the rights of return have expired as well as obsolete inventory written-off due to the incorporation of improved fiber into our dialyzers. Cost of product revenue increased because of increased sales of our OLpur MD190 product where the rights of return have expired during the three months ended June 30, 2005.

Research and Development

  Research and development expenses decreased to $551,009 for the three months ended June 30, 2005 from $601,992 for the three months ended June 30, 2004. This $50,983 decrease was primarily due to a decrease in development expenses related to our OLpur H2H product of approximately $42,000 due to a reduced number of hours spent on the project by our outside developers.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased to $1,656,533 for the three months ended June 30, 2005 from $1,024,307 for the three months ended June 30, 2004. This $632,226 increase was primarily due to an increase of approximately $335,000, in personnel costs due to the hiring of sales and sales support personnel in our Target European Market as well as senior management personnel in the United States, approximately $75,000 in expenses related to marketing trials of our OLpur MD190, an increase in product sampling of approximately $90,000 in our Target European Market and approximately $118,000 in expenses associated with being a public company, including legal, accounting and insurance expenses. We anticipate increases to selling, general and administrative expenses in future periods as we plan to seek greater market penetration of our OLpur MD190 within our Target European Market and to enter additional markets and introduce additional products once we obtain the requisite regulatory approvals. We also expect to continue to incur costs for insurance and professional fees associated with operating as a public company that we did not have prior to our initial public offering in September 2004.

Other Income

  Our other income increased to $62,464 for the three months ended June 30, 2005 from $570 for the three months ended June 30, 2004. This $61,894 increase represents increased interest income earned on cash deposits and short-term investments as a result of higher balances of our cash and cash equivalents and short-term investments at June 30, 2005.

Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock

  Dividends and accretion to redemption value of redeemable convertible preferred stock decreased to $0 for the three months ended June 30, 2005 from $2,680,087 for the three months ended June 30, 2004. This decrease is due to the conversion of our redeemable convertible preferred stock into common stock in conjunction with the completion of our initial public offering in September 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenues

  Revenues increased to $2,128,091 for the six months ended June 30, 2005 from $0 for the six months ended June 30, 2004. Revenues for the six months ended June 30, 2005 represented licensing revenues of $1,750,000 resulting from our agreement with Asahi and $378,091 in receivables with respect to sales of our OLpur MD190 product to customers in our Target European Market where the rights of return have expired. Although we began sales of our product during the six months ended June 30, 2004, revenues related to such sales were deferred since rights of return on our product had not yet expired.

Cost of Product Revenue

  Cost of product revenue increased to $249,049 for the six months ended June 30, 2005 from $66,922 for the six months ended June 30, 2004. Cost of product revenue represented the cost of our OLpur MD190 product sold to customers in our Target European Market where the rights of return have expired as well as obsolete inventory written-off due to the incorporation of improved fiber into our dialyzers.

Research and Development

  Research and development expenses decreased to $1,013,710 for the six months ended June 30, 2005 from $1,292,016 for the six months ended June 30, 2004. This $278,306 decrease was primarily due to a decrease in development expenses of approximately $235,000 related to our OLpur H2H product due to a reduced number of hours spent on the project by our outside developers, as well as a decrease in salaries expense of approximately $50,000 due to the reduction in deferred compensation expense in the period ended June 30, 2005.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased to $3,409,021 for the six months ended June 30, 2005 from $2,340,743 for the six months ended June 30, 2004. This $1,068,278 increase was primarily due to an increase of approximately $353,000 in personnel costs due to the hiring of sales and sales support personnel in our Target European Market as well as senior management personnel in the United States, approximately $104,000 in expenses related to marketing trials of our OLpur MD190, an increase in product sampling of approximately $196,000 in our Target European Market, approximately $277,000 in expenses associated with being a public company, including legal, accounting and insurance expenses, and approximately $41,000 in expenses related to the improvement of the manufacturing of our OLpur MD190. We anticipate increases to selling, general and administrative expenses in future periods as we plan to seek greater market penetration of our OLpur MD190 within our Target European Market and to enter additional markets and introduce additional products once we obtain the requisite regulatory approvals. We also expect to continue to incur costs for insurance and professional fees associated with operating as a public company that we did not have prior to our initial public offering in September 2004.

Other Income

  Our other income increased to $118,469 for the six months ended June 30, 2005 from $1,915 for the six months ended June 30, 2004. This $116,554 increase represents increased interest income earned on cash deposits and short-term investments as a result of higher balances of our cash and cash equivalents and short-term investments at June 30, 2005.

Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock

  Dividends and accretion to redemption value of redeemable convertible preferred stock decreased to $0 for the six months ended June 30, 2005 from $4,751,587 for the six months ended June 30, 2004. This decrease is due to the conversion of our redeemable convertible preferred stock into common stock in conjunction with the completion of our initial public offering in September 2004.

Liquidity and Capital Resources

  At June 30, 2005, we had a deficit accumulated of $44.2 million, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering and from licensing revenue received from Asahi in March 2005.

  At June 30, 2005, we had approximately $2.8 million in cash and cash equivalents and approximately $6.0 million in short-term investments. Net cash used in operating activities was approximately $1.6 million for the six months ended June 30, 2005 compared to approximately $3.8 million for the six months ended June 30, 2004. The $2.2 million decrease in net cash used in operating activities during the six months ended June 30, 2005 was primarily due to a smaller net loss of approximately $1.3 million in the six months ended June 30, 2005 and a net increase in the adjustments in net operating assets of approximately $1.0 million in the aggregate.

  Net cash used in investing activities was $112,484 for the six months ended June 30, 2005 compared to $481,042 for the six months ended June 30, 2004. This decrease was due to a decreased amount of fixed asset purchases, mainly manufacturing equipment, in the six months ended June 30, 2005.

  Net cash provided by financing activities was approximately $1.0 million for the six months ended June 30, 2005 compared to approximately $3.9 million for the six months ended June 30, 2004. The net cash provided by financing activities in the six months ended June 30, 2005 was primarily due to the net proceeds of approximately $956,000 from Asahi in exchange for 184,250 shares of our common stock pursuant to a Subscription Agreement dated March 2, 2005. The net cash provided by financing activities in the six months ended June 30, 2004 was primarily due to the net proceeds raised from the issuance of Series D convertible preferred stock.

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

     o the timing and costs associated with obtaining the Conformite Europeene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (for products other than our OLpur MD190, for which the CE mark was obtained in July 2003), or United States regulatory approval;

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

      Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

     o products that appeared promising in research or clinical trials to us may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

     o we may not obtain appropriate or necessary governmental or regulatory approvals to achieve our business plan;

     o product orders may be cancelled, patients currently using our products may cease to do so and patients expected to begin using our products may not;

     o    we may not be able to obtain funding if and when needed;

     o we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

     o HDF therapy may not be accepted in the United States and/or our technology and products may not be accepted in current or future target markets, which could lead to failure to achieve market penetration of our products;

     o we may not be able to sell our products at competitive prices or profitably;

     o we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;

     o FDA approval relating to our OLpur HD190 filter may not facilitate or have any effect on the regulatory approval process for our other products; and

     o we may not be able to achieve sales growth in Europe or expand into other key geographic markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  (b)  Use of Proceeds from Registered Securities

  The initial public offering of our common stock, par value $.001 (the "Offering"), was effected through a Registration Statement on Form S-1 (File No. 333-116162) that was declared effective by the Securities and Exchange Commission on September 20, 2004. From September 20, 2004 through June 30, 2005, of the net $10.8 million of proceeds from the Offering, we had used: approximately $1.8 million for the marketing and sales of our products; approximately $1.0 million on product engineering; approximately $400,000 for capital expenditures; approximately $350,000 on payments of preferred dividends; and approximately $1.1 million for working capital and other purposes. As of June 30, 2005, we held approximately $6.0 million of the remaining proceeds from the Offering in short term investments and approximately $100,000 in cash and cash equivalents. None of the expenses, or application of the net proceeds from the Offering, were paid, directly or indirectly, to any of our directors or officers (or their associates), to persons owning 10 percent or more of our common stock or to any of our affiliates (other than directors' compensation and salaries to officers arising out of normal operating activities, and payments of dividends to former holders of shares of our series B, series C and series D convertible preferred stocks).

Item 4. Submission of Matters to a Vote of Security Holders

  2005 Annual Meeting

  On June 23, 2005, we held our 2005 Annual Meeting of Stockholders (the "Annual Meeting"). The holders of 9,399,387 shares of our common stock were present in person or represented by proxy at the Annual Meeting. At the Annual Meeting, our stockholders approved the following:

1.   Election of Directors

     Our stockholders elected the following persons to serve as directors for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

-----------------------------------------------------------------------------
                                        Votes For          Votes Withheld
-----------------------------------------------------------------------------
Howard Davis                            9,367,187              32,200
-----------------------------------------------------------------------------
Bernard Salick, M.D.                    9,376,187              23,200
-----------------------------------------------------------------------------
W. Townsend Ziebold, Jr.                9,374,187              25,200
-----------------------------------------------------------------------------

     These three will join our other directors whose respective terms of office continued beyond the Annual Meeting, namely, Norman J. Barta, Lawrence J. Centella, Donald G. Drapkin, William J. Fox and Eric A. Rose, M.D.

2. Our stockholders approved and adopted our Fourth Amended and Restated Certificate of Incorporation, which became effective on June 24, 2005. Votes were cast as follows:

-------------------------------------------------------------------------
    Votes For        Votes Against    Votes Abstained  Broker Non-Votes
-------------------------------------------------------------------------
    7,953,491           81,900             5,500           1,358,536
-------------------------------------------------------------------------

3. Our stockholders approved the amendment to our 2004 Stock Incentive Plan. Votes were cast as follows:

-------------------------------------------------------------------------
    Votes For        Votes Against    Votes Abstained  Broker Non-Votes
-------------------------------------------------------------------------
    7,928,151           101,200           11,500           1,358,536
-------------------------------------------------------------------------

4. Our stockholders approved the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. Votes were cast as follows:

------------------------------------------------------------------
      Votes For            Votes Against       Votes Abstained
------------------------------------------------------------------
      9,390,587                3,500                5,300
------------------------------------------------------------------


  Item 5.  Other Information.

  (a) In June 2005, we amended our supply agreement with our fiber supplier, Membrana GmbH. Pursuant to the amended agreement, Membrana will be our exclusive provider of the fiber for the OLpur MD190 in the European Union as well as certain other territories through September 2009. Notwithstanding the exclusivity provisions, we may purchase membranes from other providers if Membrana is unable to timely satisfy our orders, or if Membrana cannot offer us a price that is competitive with offers from other providers. If and when the volume-discount pricing provisions of our agreement with Membrana become applicable, for each period we will record inventory and cost of goods sold for our fiber orders pursuant to our agreement with Membrana GmbH based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount.

  Item 6.  Exhibits.

3.1 Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 (No. 333-127264) as filed with the SEC on August 5, 2005)

10.1 Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 (No. 333-127264) as filed with the SEC on August 5, 2005) (1)

10.2 Amended Supply Agreement between Nephros, Inc. and Membrana GmbH dated as of June 16, 2005 (2)

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Cursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Management contract or compensatory plan arrangement.

(2)  Portions omitted pursuant to a request for confidential treatment.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act, this registrant caused this report to be signed below on its behalf by the undersigned, thereunto duly authorized.


                                         NEPHROS, INC.

Date: August 15, 2005                    By /s/ NORMAN J. BARTA
                                           ------------------------------------
                                           Norman J. Barta
                                           President and Chief Executive Officer
                                            (Principal Executive Officer)


Date: August 15, 2005                    By /s/ MARC L. PANOFF
                                           -------------------------------------
                                           Marc L. Panoff
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)

                                  Exhibit Index


3.1 Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 4.4 filed with the Company's Registration Statement on Form S-8 (No. 333-127264) as filed with the SEC on August 5, 2005)

10.1 Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 filed with the Company's Registration Statement on Form S-8 (No. 333-127264) as filed with the SEC on August 5,
      2005) (1)

10.2 Amended Supply Agreement between Nephros, Inc. and Membrana GmbH dated as of June 16, 2005 (2)

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Cursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Management contract or compensatory plan arrangement.

(2)   Portions omitted pursuant to a request for confidential treatment.