Form 10QSB
period 2005-09-30
NEPHROS INC
filed 2005-11-15
CIK 1196298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

     (MARK ONE)
[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005


                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________to____________


                        Commission file number 001-32288

                                  NEPHROS, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                           13-3971809
          --------                                           ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: YES || NO |X|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                 Outstanding at November 4, 2005
---------------------------------------------- --------------------------------
Common Stock, $.001 par value                            12,308, 996

Transitional Small Business Disclosure Format:  YES [  ] NO [X]


                          NEPHROS, INC. AND SUBSIDIARY

                                Table of Contents

                                                                                               Page
                                                                                              ------
 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
 Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004           3
 Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
  September 30, 2005 and 2004                                                                   4
 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September
  30, 2005 and 2004                                                                             5
 Condensed Statement of Changes in Stockholders' Equity (Deficit) for the Nine Months
  Ended September 30, 2005 and for the Year Ended December 31, 2004                             6
 Notes to the Condensed Consolidated Financial Statements                                       7
 Item 2. Management's Discussion and Analysis or Plan of Operation                              9
 Item 3. Controls and Procedures                                                               16

 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings                                                                     17
 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                           17
 Item 6. Exhibits                                                                              17

 SIGNATURES                                                                                    18

                          PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements.


                          NEPHROS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                              September 30,   December 31,
                                                                                  2005           2004
                                                                                  ----           ----
ASSETS

Current assets:
    Cash and cash equivalents                                               $    828,943    $ 3,719,181
    Short-term investments                                                     5,998,750      5,995,940
    Accounts receivable                                                          229,610        174,797
    Inventory                                                                    468,906        653,351
    Prepaid expenses and other current assets                                    717,155        468,355
                                                                             -----------     ----------
        Total current assets                                                   8,243,364     11,011,624
Property and equipment, at cost less accumulated depreciation of
  $813,958 and $584,130 at September 30, 2005 and December 31, 2004,
  respectively                                                                 1,191,018      1,191,856
Other assets                                                                       3,822          3,822
                                                                             -----------     ----------
        Total assets                                                        $  9,438,204    $12,207,302
                                                                             ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                        $    755,982    $   629,814
    Accrued expenses                                                             504,608        362,789
    Deferred revenue                                                                  --         64,058
    Accrued liabilities                                                        1,500,000      1,500,000
                                                                             -----------     ----------
        Total current liabilities                                              2,760,590      2,556,661
                                                                             -----------     ----------
Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 and 31,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; no shares issued and outstanding at September
      30, 2005 and December 31, 2004                                                  --             --
    Common stock, $.001 par value; 25,000,000 and 49,000,000 shares authorized at September 30, 2005 and December 31, 2004,
      respectively; 12,308,996 and 12,120,248 shares issued and
      outstanding at September 30, 2005 and December 31, 2004,
      respectively                                                                12,309         12,120
    Additional paid-in capital                                                54,729,588     53,740,171
    Deferred compensation                                                     (2,141,144)    (2,479,317)
    Accumulated other comprehensive income - foreign currency
      translation                                                                 25,919        156,433
    Accumulated other comprehensive loss - unrealized losses on
      available-for-sale securities                                               (1,250)        (4,060)
    Accumulated deficit                                                      (45,947,808)   (41,774,706)
                                                                             -----------     ----------
        Total stockholders' equity                                             6,677,614      9,650,641
                                                                             -----------     ----------
        Total liabilities and stockholders' equity                         $   9,438,204   $ 12,207,302
                                                                             ===========     ==========

   See accompanying notes to the condensed consolidated financial statements.

                          NEPHROS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                          September 30,
                                                  --------------------------------        --------------------------------

                                                      2005                2004                2005                2004
                                                  ------------        ------------        ------------        ------------
 Net contract revenues                            $       --          $       --          $  1,750,000        $       --
                                                  ------------        ------------        ------------        ------------
 Net product revenues                                  225,248              46,379             603,339              46,379
                                                  ------------        ------------        ------------        ------------
    Net revenues                                       225,248              46,379           2,353,339              46,379
                                                  ------------        ------------        ------------        ------------
 Operating costs and expenses:
    Cost of product revenue                            151,646              38,550             400,695             105,472
    Research and development                           401,873             358,120           1,415,584           1,650,136
    Selling, general and administrative              1,480,005           1,533,923           4,889,025           3,874,666
                                                  ------------        ------------        ------------        ------------
       Total operating expenses                      2,033,524           1,930,593           6,705,304           5,630,274
                                                  ------------        ------------        ------------        ------------
 Loss from operations                               (1,808,276)         (1,884,214)         (4,351,965)         (5,583,895)
                                                  ------------        ------------        ------------        ------------
 Other income:
    Interest income                                     60,394               2,365             178,863               4,280
                                                  ------------        ------------        ------------        ------------
       Total other income                               60,394               2,365             178,863               4,280
                                                  ------------        ------------        ------------        ------------
 Net loss                                           (1,747,882)         (1,881,849)         (4,173,102)         (5,579,615)
 Dividends and accretion to redemption value
  of redeemable convertible preferred stock               --            (6,982,946)               --           (11,734,533)
                                                  ------------        ------------        ------------        ------------
 Net loss attributable to common
  stockholders                                    $ (1,747,882)       $ (8,864,795)       $ (4,173,102)       $(17,314,148)
                                                  ============        ============        ============        ============

 Basic and diluted net loss attributable to
  common stockholders per common share            $      (0.14)       $      (3.89)       $      (0.34)       $      (9.49)
                                                  ============        ============        ============        ============

 Shares used in computing basic and diluted
  net loss attributable to common
  stockholders per common share                     12,307,089           2,280,176          12,254,753           1,825,013
                                                  ============        ============        ============        ============

   See accompanying notes to the condensed consolidated financial statements.

                          NEPHROS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                          Nine months ended
                                                            September 30,
                                                       ----------------------
                                                       2005              2004
                                                       ----              ----

Operating activities
    Net loss                                       $(4,173,102)     $(5,579,615)
    Adjustments to reconcile net loss to
      net cash used in operating
      activities:
      Depreciation and amortization                    229,828          122,788
      Noncash stock-based compensation                 326,458          582,698
      (Increase) decrease in operating
        assets
        Accounts receivable                            (54,813)         (23,627)
        Prepaid expenses and other
          current assets                              (248,800)        (562,325)
        Inventory                                      184,445         (135,254)
      Increase (decrease) in operating
        liabilities
        Accounts payable and accrued
          expenses                                     267,987          740,997
        Deferred revenue                               (64,058)           6,792
                                                    -----------      -----------
          Net cash used in operating
            activities                              (3,532,055)      (4,847,546)
                                                    -----------      -----------
Investing activities
    Purchase of property and equipment                (228,990)        (470,146)
    Purchase of short-term investments                      --       (4,000,000)
                                                    -----------      -----------
          Net cash used in investing
            activities                                (228,990)      (4,470,146)
                                                    -----------      -----------
Financing activities
    Proceeds from issuance of preferred
      stock, net                                            --        3,811,538
    Proceeds from initial public offering
      of common stock, net                                  --       10,784,586
    Proceeds from exercise of warrants                      --           87,500
    Proceeds from exercise of stock
      options                                            1,439               --
    Proceeds from private placement
      issuance of common stock subsequent
      to the initial public offering                   955,521               --
    Adjustment to proceeds from initial
      public offering of common stock                   44,361               --
                                                    -----------      -----------
          Net cash provided by financing
            activities                               1,001,321       14,683,624
                                                    -----------      -----------
Effect of exchange rates on cash                      (130,514)         (47,784)
                                                    -----------      -----------
          Net increase (decrease) in cash
            and cash equivalents                    (2,890,238)       5,318,148
    Cash and cash equivalents, beginning
      of period                                      3,719,181        4,121,263
                                                    -----------      -----------
    Cash and cash equivalents, end of
      period                                       $   828,943       $9,439,411
                                                    ===========      ===========
Supplemental disclosure of cash flow
information
    Cash paid for income taxes                     $    11,630       $      723

   See accompanying notes to the condensed consolidated financial statements.


                                                        NEPHROS, INC. AND SUBSIDIARY

                                       CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 (unaudited)

                                           Series A
                                        Preferred Stock                 Common Stock                            Additional
                                        ---------------                 ------------              Deferred       Paid-in
                                      Shares        Amount           Shares        Amount       Compensation     Capital
                                    ---------    ------------       ---------   ------------   -------------   -----------

Balance, January 1, 2004            4,000,000    $      4,000       1,593,659   $      1,594   $ (2,049,940)   $ 19,005,356

Comprehensive loss:

   Net loss                              --              --              --             --             --              --

   Net unrealized gains
     on foreign currency
      translation                        --              --              --             --             --              --

   Net unrealized losses
     on available-for-sale
     securities                          --              --              --             --             --              --

   Comprehensive loss                    --              --              --             --             --              --

Noncash stock-based
  compensation                           --              --              --             --       (1,223,133)      1,223,133

Beneficial conversion
  recognized in connection
  with issuance of preferred
  stock                                  --              --              --             --             --         3,811,538

Amortization of deferred
  compensation                           --              --              --             --          793,756            --

Cumulative preferred dividend
  and accretion                          --              --              --             --             --              --

Exercise of warrants                   87,500              88            --             --             --            87,412

Issuance of common stock in
  connection with initial
  public offering                        --              --         2,100,000          2,100           --        10,732,486

Conversion of preferred stock
  into common stock upon
  initial public offering          (4,087,500)         (4,088)      8,426,589          8,426           --        18,880,246
                                 ------------    ------------    ------------   ------------   ------------    ------------

Balance, December 31, 2004               --              --        12,120,248         12,120     (2,479,317)     53,740,171

Comprehensive loss:

   Net loss                              --              --              --             --             --              --

   Net unrealized losses on
     foreign currency
     translation                         --              --              --             --             --              --

   Net unrealized gains on
     available-for-sale
     securities                          --              --              --             --             --              --

   Comprehensive loss

Amortization of deferred
  compensation                           --              --              --             --          326,458            --

Write-off of deferred
  compensation                           --              --              --             --           11,715         (11,715)

Exercise of stock options                --              --             4,498              5           --             1,434

Adjustment to issuance of
  common stock in connection
  with initial public offering           --              --              --             --             --            44,361

Issuance of common stock
  in connection with private
  placement                              --              --           184,250            184           --           955,337
                                 ------------    ------------    ------------   ------------   ------------    ------------

Balance, September 30, 2005              --      $       --        12,308,996   $     12,309   $ (2,141,144)   $ 54,729,588
                                 ============    ============    ============   ============   ============    ============


                                              Accumulated
                                                 Other
                                             Comprehensive    Accumulated
                                                Income          Deficit          Total
                                             -------------    -----------    ------------

Balance, January 1, 2004                     $    100,337    $(22,443,693)   $ (5,382,346)

Comprehensive loss:

   Net loss                                          --        (7,596,480)     (7,596,480)

   Net unrealized gains
     on foreign currency
      translation                                  56,096            --            56,096

   Net unrealized losses
     on available-for-sale
     securities                                    (4,060)           --            (4,060)
                                                                               -----------
   Comprehensive loss                                --              --        (7,544,444)

Noncash stock-based
  compensation                                       --              --              --

Beneficial conversion
  recognized in connection
  with issuance of preferred
  stock                                              --              --         3,811,538

Amortization of deferred
  compensation                                       --              --           793,756

Cumulative preferred dividend
  and accretion                                      --       (11,734,533)    (11,734,533)

Exercise of warrants                                 --              --            87,500

Issuance of common stock in
  connection with initial
  public offering                                    --              --        10,734,586

Conversion of preferred stock
  into common stock upon
  initial public offering                            --              --        18,884,584
                                             ------------    ------------     ------------

Balance, December 31, 2004                        152,373     (41,774,706)      9,650,641

Comprehensive loss:

   Net loss                                          --        (4,173,102)     (4,173,102)

   Net unrealized losses on
     foreign currency
     translation                                 (130,514)           --          (130,514)

   Net unrealized gains on
     available-for-sale
     securities                                     2,810            --             2,810
                                                                               ----------
   Comprehensive loss                                                          (4,300,806)

Amortization of deferred
  compensation                                       --              --           326,458

Write-off of deferred
  compensation                                       --              --              --

Exercise of stock options                            --              --             1,439

Adjustment to issuance of
  common stock in connection
  with initial public offering                       --              --            44,361

Issuance of common stock
  in connection with private
  placement                                          --              --           955,521
                                            ------------    ------------     ------------

Balance, September 30, 2005                 $     24,669    $(45,947,808)    $  6,677,614
                                            ============    ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                          NEPHROS, INC. AND SUBSIDIARY

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                For the periods ended September 30, 2005 and 2004
                                   (unaudited)


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

  Effective January 1, 2005, as a result of the product sales generated to date from the Company's OLpurTM MD190 dialyzer, as well as the license agreement signed on March 2, 2005 between the Company and Asahi Kasei Medical Co., Ltd. ("Asahi") (see Note 2), management has determined that the Company is no longer in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting for Development Stage Companies." All references to cumulative statement of operations, stockholder's equity (deficit), and statements of cash flows have been eliminated in the accompanying financial statements.

  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

  The Company's sales history does not yet provide a basis from which to reasonably estimate rates of product return, and therefore revenues from certain shipments during the three and nine months ended September 30, 2005 were deferred. Product sales are recognized thirty days after the date of shipment, when the right of product return expires. In addition, cost of revenue to the extent of amount billed is deferred and recognized when the revenue is recognized.

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

  The Company accounts for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the effect of the differences which would result had the Company applied the fair-value-based method of accounting on a pro forma basis, as required by SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for stock options granted under the Nephros 2000 Equity Incentive Plan (the "2000 Plan") and the Nephros 2004 Stock Incentive Plan (the "2004 Plan") been determined based on fair value at the grant dates, the Company's net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows:


                                                        Three Months Ended            Nine Months Ended
                                                        ------------------            -----------------
                                                           September 30,                September 30,
                                                           -------------                -------------
                                                      2005            2004           2005           2004
                                                      ----            ----           ----           ----
Net loss attributable to common
  stockholders:
    As reported                                    $(1,747,882)   $(8,864,795)   $(4,173,102)   $(17,314,148)
    Less - compensation recognized under
      the intrinsic-value method                        35,566        165,090        326,458         582,698
    Add - compensation under the fair value
      method                                          (161,862)      (199,938)      (675,728)       (688,088)
                                                    -----------    -----------    -----------   ------------
    Pro forma                                      $(1,874,178)   $(8,899,643)   $(4,522,372)   $(17,419,538)
                                                    ===========    ===========    ===========   ============
Net loss per share:
    As reported                                    $     (0.14)   $     (3.89)   $     (0.34)   $      (9.49)
    Pro forma                                      $     (0.15)   $     (3.90)   $     (0.37)   $      (9.54)

Comprehensive Loss

  The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. For the three months ended September 30, 2005 and 2004, the comprehensive loss was $1,695,523 and $1,889,656, respectively. For the nine months ended September 30, 2005 and 2004, the comprehensive loss was $4,300,806 and $5,627,399, respectively.


Income (Loss) per Common Share

  In accordance with SFAS No. 128, "Earnings Per Share," net loss per common share amounts ("basic EPS") were computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution ("diluted EPS") is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options and warrants exercisable to purchase in the aggregate 2,310,359 and 2,040,977 common shares from the computation of diluted EPS for both the three and nine month periods ended September 30, 2005 and 2004, respectively.

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

  The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, pending in the U.S. District Court for the Southern District of Florida (the "Ancillary Proceeding"). That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No.03-CV-80612, also pending in the U.S. District Court for the Southern District of Florida, in which the court has appointed a Receiver to manage Lancer and various related entities (the "Receivership"). In the Ancillary Proceeding, the Receiver seeks payment of $1,500,000 together with interest, costs and attorneys' fees as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of the Company's common stock for $2.50 per share (or 21,308 shares of the Company's common stock for $8.80 per share, if adjusted for the 0.2841-for-one reverse stock split effected by the Company on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended), that the Receiver alleges are due as a result of the Company's settlement agreement with Lancer. The Company believes that it has valid defenses to the Receiver's claims, and it intends to continue to contest them vigorously. Additionally, the Company has asserted claims for damages against Lancer that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership. As of November 8, 2005, the Receiver and the Company entered into a Stipulation of Settlement with respect to the Ancillary Proceeding. See Note 6--Subsequent Events.

5.  Reverse Stock Split

  On September 10, 2004, the Company effected a reverse stock split pursuant to which each share of its common stock then outstanding was converted into 0.2841 of one share of its common stock. All share and per share amounts for all periods presented preceding September 10, 2004 have been retroactively restated to give effect to this reverse stock split.

6.  Subsequent Event

  The Company and the Receiver have entered into a Stipulation of Settlement with respect to the Ancillary Proceeding, dated as of November 8, 2005 (the "Settlement"). Pursuant to the terms of the Settlement, the Company shall pay the Receiver an aggregate of $900,000 under the following payment terms:
$100,000 paid no later than 30 days after the Date of Entry (as defined below); and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer shall be cancelled, and the Company shall issue to the Receiver warrants to purchase 21,308 shares of the Company's common stock, exercisable for a period of three years at the market price as of the Date of Entry. The Settlement must still be approved by the U.S. District Court for the Southern District of Florida and there can be no assurance that the Settlement will be approved by the Court. The Company has reserved for the Ancillary Proceeding on its balance sheets as a $1,500,000 accrued liability.

  The "Date of Entry" means, either: (a) if there be no appeal or other application by any person for review of the order from the Court approving the Settlement and authorizing the Receiver to execute any and all documents necessary or convenient to implement the Settlement (the "Approval Order"), then the date on which the Approval Order is entered on the docket of the Court; or
(b) if there is an appeal or other application for review or the Approval Order, then the date, if any, on which any all appeals or reviews are complete, and the Approval Order, substantially unmodified, is final and non-appealable.

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

(2) the market acceptance of HDF therapy in the United States and of our technologies and products in each of our target markets, including our ability to increase the number of patients who use our products, and our ability to rationalize our cost structure with our revenue generation;

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

Cost of Product Revenue

  Cost of product revenue represents our acquisition cost for the products we purchase from our third party manufacturers, as well as damaged and obsolete inventory written off. Since our sales history does not yet provide a basis from which to reasonably estimate rates of product return, we defer cost of goods sold to the extent of amounts billed to customers until the rights of return have expired, which is when we recognize the revenue related thereto.

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

  During December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to our employees and directors under various plans at prices equal to the fair market value of the stock on the dates the options are granted. SFAS No. 123R is effective for small business issuers the first interim reporting period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the impact of SFAS No. 123R and have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether its adoption will result in amounts in future periods that are similar to our current pro forma disclosures under SFAS No. 123. We expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations.

Plan of Operation

  Based on our cash flow projections, we believe our existing cash resources, together with our expected revenues from product sales, will be sufficient to satisfy our cash needs, with no further financing required through the fourth quarter of 2006. If we do not generate enough revenues, through either the sale of our products or through the licensing of our technologies, or if our expenses exceed our expectations, then we may need to raise additional funds through additional public or private offerings of our securities. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected.

  We anticipate focusing our research and development efforts during the next 12 months on:

      o advancing our OLpur H2H product development in order to eventually apply for regulatory approval for the OLpur H2H product in the European Community which we have targeted for the first quarter of 2006;

      o advancing our OLpur H2H product development in order to eventually apply for regulatory approval for the OLpur H2H and the OLpur MD190 in the United States which we have targeted for the second half of 2006; and

     o advancing our OLpur NS2000 product development in conjunction with our dialysis machine manufacturer in order to eventually obtain regulatory approval in the European Community and in the United States in 2007.

  We anticipate focusing our sales and marketing efforts over the next 12 months primarily on our OLpur MD190 product in our Target European Market.

  Over the next 12 months, we currently expect to spend approximately: $1.8 million for the marketing and sales of our OLpur MD190 product, including direct personnel costs, marketing clinical studies, product sampling and exhibiting at trade shows; $800,000 to conduct clinical studies and pursue U.S. regulatory approvals with respect to both our OLpur MD190 and our OLpur H2H products; $300,000 in proposed settlement payments to the Receiver of Lancer Offshore, Inc.; $200,000 in employee severance payments; and approximately $100,000 in capital expenditures to upgrade our manufacturing capabilities.

  On November 8, 2005 we entered into a Stipulation of Settlement (the "Settlement") with the Receiver of Lancer Offshore, Inc. with respect to the Ancillary Proceeding (defined below, under "Other Information - Legal Proceedings"). Pursuant to the terms of the Settlement, we shall pay the Receiver an aggregate of $900,000 under the following payment terms: $100,000 paid no later than 30 days after the Date of Entry (as defined below); and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer shall be cancelled, and we shall issue to the Receiver warrants to purchase 21,308 shares of our common stock, exercisable for a period of three years at the market price as of the Date of Entry. The Settlement must still be approved by the U.S. District Court for the Southern District of Florida and there can be no assurance that the Settlement will be approved by the Court. We have reserved for the Ancillary Proceeding on our balance sheets as a $1,500,000 accrued liability.

  The "Date of Entry" means, either: (a) if there be no appeal or other application by any person for review of the order from the Court approving the Settlement and authorizing the Receiver to execute any and all documents necessary or convenient to implement the Settlement (the "Approval Order"), then the date on which the Approval Order is entered on the docket of the Court; or
(b) if there is an appeal or other application for review or the Approval Order, then the date, if any, on which any all appeals or reviews are complete, and the Approval Order, substantially unmodified, is final and non-appealable.

  On October 3, 2005, we gave notice of our intention to terminate the employment of Jan Rehnberg, our Senior Vice President, Marketing and Sales. In accordance with the terms and provisions of an employment agreement we entered into with Mr. Rehnberg effective January 1, 2004, we are required to give him six months notice of termination. Upon the expiration of such notice, we will be paying a one-time lump sum severance payment of approximately $200,000 to Mr. Rehnberg.

  In June 2005, we renewed our supply agreement with our fiber supplier, Membrana GmbH. Pursuant to the agreement, Membrana will be our exclusive provider of the fiber for the OLpur MD190 in the European Union as well as other certain territories through September 2009. Notwithstanding the exclusivity provisions, we may purchase membranes from other providers if Membrana is unable to timely satisfy our orders, or if Membrana cannot offer us a price that is competitive with offers from other providers. If and when the volume-discount pricing provisions of our agreement with Membrana become applicable, for each period we will record inventory and cost of goods sold for our fiber requirements pursuant to our agreement with Membrana GmbH based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount.

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

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenues

  Revenues increased to $225,248 for the three months ended September 30, 2005 from $46,379 for the three months ended September 30, 2004. Revenues for the three months ended September 30, 2005 resulted from receivables with respect to sales of our OLpur MD190 product to customers in our Target European Market where the rights of return have expired.

Cost of Product Revenue

  Cost of product revenue increased to $151,646 for the three months ended September 30, 2005 from $38,550 for the three months ended September 30, 2004. Cost of product revenue represented the cost of our OLpur MD190 product sold to customers in our Target European Market where the rights of return have expired as well as obsolete inventory written-off due to the incorporation of improved fiber into our dialyzers. Cost of product revenue increased because of increased sales of our OLpur MD190 product where the rights of return have expired during the three months ended September 30, 2005.

Research and Development

  Research and development expenses increased to $401,873 for the three months ended September 30, 2005 from $358,120 for the three months ended September 30, 2004. This $43,753 increase was primarily due to an increased use of laboratory supplies of approximately $50,000 in connection with the Company's ongoing research and development projects.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses decreased to $1,480,005 for the three months ended September 30, 2005 from $1,533,923 for the three months ended September 30, 2004. This $53,918 decrease was primarily due to a decrease of approximately $130,000 in non-cash compensation expense in connection with options granted in previous years offset by an increase in sales and marketing expenses of approximately $81,000 due primarily to a $30,000 increase in product sampling of our OLpur MD190 product within our Target European Market and a $51,000 increase in expenses related to marketing clinical trials we are conducting in our Target European Market.

Other Income

  Our other income increased to $60,394 for the three months ended September 30, 2005 from $2,365 for the three months ended September 30, 2004. This $58,029 increase represents increased interest income earned on cash deposits and short-term investments as a result of higher balances of our cash and cash equivalents and short-term investments during the quarter ended September 30, 2005.

Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock

  Dividends and accretion to redemption value of redeemable convertible preferred stock decreased to $0 for the three months ended September 30, 2005 from $6,982,946 for the three months ended September 30, 2004. This decrease is due to the conversion of our redeemable convertible preferred stock into common stock in conjunction with the completion of our initial public offering in September 2004.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenues

  Revenues increased to $2,353,339 for the nine months ended September 30, 2005 from $46,379 for the nine months ended September 30, 2004. Revenues for the nine months ended September 30, 2005 represented licensing revenues of $1,750,000 resulting from our agreement with Asahi and $603,339 in receivables with respect to sales of our OLpur MD190 product to customers in our Target European Market where the rights of return have expired. Although we began sales of our product during the nine months ended September 30, 2004, certain revenues related to such sales were deferred since rights of return on our product had not yet expired.

Cost of Product Revenue

  Cost of product revenue increased to $400,695 for the nine months ended September 30, 2005 from $105,472 for the nine months ended September 30, 2004. Cost of product revenue represented the cost of our OLpur MD190 product sold to customers in our Target European Market where the rights of return have expired as well as obsolete inventory written-off due to the incorporation of improved fiber into our dialyzers.

Research and Development

  Research and development expenses decreased to $1,415,584 for the nine months ended September 30, 2005 from $1,650,136 for the nine months ended September 30, 2004. This $234,552 decrease was primarily due to a decrease in development expenses of approximately $249,000 related to our OLpur H2H product due to a reduced number of hours spent on the project by our outside developers in the period ended September 30, 2005.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses increased to $4,889,025 for the nine months ended September 30, 2005 from $3,874,666 for the nine months ended September 30, 2004. This $1,014,359 increase was due to an increase of approximately $515,000 in sales and marketing costs in our Target European Market, consisting of $217,000 in increased product sampling of our OLpur MD190 product, $205,000 in marketing clinical trials being conducted in Europe, and $93,000 in increased personnel costs due to the hiring of sales and sales support personnel in the region. In addition, we experienced an increase of $527,000 in expenses associated with being a public company, including legal fees, accounting fees, insurance premiums, stock market listing fees and investor relations expenses.

Other Income

  Our other income increased to $178,863 for the nine months ended September 30, 2005 from $4,280 for the nine months ended September 30, 2004. This $174,583 increase represents increased interest income earned on cash deposits and short-term investments as a result of higher balances of our cash and cash equivalents and short-term investments during the nine months ended September 30, 2005.

Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock

  Dividends and accretion to redemption value of redeemable convertible preferred stock decreased to $0 for the nine months ended September 30, 2005 from $11,734,533 for the nine months ended September 30, 2004. This decrease is due to the conversion of our redeemable convertible preferred stock into common stock in conjunction with the completion of our initial public offering in September 2004.

Liquidity and Capital Resources

  The financial statements of Nephros have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

  At September 30, 2005, we had a deficit accumulated of $45.9 million, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering and from licensing revenue received from Asahi in March 2005.

  At September 30, 2005, we had $828,943 in cash and cash equivalents and approximately $6.0 million in short-term investments. We believe that these funds and our anticipated cash flows will be sufficient to fund our currently planned operations through the fourth quarter of 2006. If we do not generate enough revenues through the sale of our products or if our expenses exceed our expectations, then we may need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. In such event, if we are unable to raise additional funds on a timely basis or at all, any progress with respect to our products, and, therefore, our potential revenues, would be adversely affected. Our future liquidity sources and requirements will depend on many factors, including:

      o the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

      o the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

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

   Net cash used in operating activities was approximately $3.5 million for the nine months ended September 30, 2005 compared to approximately $4.8 million for the nine months ended September 30, 2004. The $1.3 million decrease in net cash used in operating activities during the nine months ended September 30, 2005 was primarily due to a smaller net loss of approximately $1.4 million in the nine months ended September 30, 2005, and an increase in depreciation and amortization of approximately $110,000 offset by a reduction in non-cash stock-based compensation of approximately $260,000.

   Net cash used in investing activities was $228,990 for the nine months ended September 30, 2005 compared to $4,470,146 for the nine months ended September 30, 2004. This decrease was due to a decreased amount of short-term investment purchases and fixed asset purchases, mainly manufacturing equipment, in the nine months ended September 30, 2005. The short-term investment purchases in the 2004 period were made with proceeds from our initial public offering.

   Net cash provided by financing activities was approximately $1.0 million for the nine months ended September 30, 2005 compared to approximately $14.7 million for the nine months ended September 30, 2004. The net cash provided by financing activities in the nine months ended September 30, 2005 was primarily due to the net proceeds of approximately $956,000 from Asahi in exchange for 184,250 shares of our common stock pursuant to a Subscription Agreement dated March 2, 2005. The net cash provided by financing activities in the nine months ended September 30, 2004 was primarily due to the $10.8 million in net proceeds raised from the initial public offering as well as $3.8 million in net proceeds raised from the issuance of Series D convertible preferred stock.

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

      o to pay the Receiver of Lancer Offshore, Inc. amounts due under a proposed settlement with respect to the Ancillary Proceeding between us and the Receiver (assuming such settlement is approved by the Court); and

      o for working capital purposes, including salaries and wages, professional fees and expenses and other operating costs.

   Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including anticipated sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing. We have no current arrangements with respect to sources of additional financing and there is no guarantee that we will be able to obtain further financing.

Recent Accounting Pronouncements

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" (APB 20) and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made subsequent to January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.

  In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. We grant options to purchase common stock to our employees and directors under various plans at prices equal to the fair market value of the stock on the dates the options are granted. SFAS No. 123R is effective for small business issuers the first interim reporting period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the impact of SFAS No. 123R and have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether its adoption will result in amounts in future periods that are similar to our current pro forma disclosures under SFAS No. 123. We expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations.

  In December 2004, the FASB issued SFAS 153 "Exchange of Non-monetary assets". This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, "Accounting for Non-Monetary Transactions," for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.

  In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our consolidated results of operations.

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

    o product orders may be cancelled, patients currently using our products may cease to do so, patients expected to begin using our products may not and we may not be able to bring on new patients at the rate originally anticipated;

    o we may not be able to obtain funding if and when needed or on terms favorable to the Company;

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

    o we may not receive court approval of our Stipulation of Settlement with the Receiver for Lancer Offshore, Inc.;

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

      In the Ancillary Proceeding, the Receiver for Lancer Offshore, Inc. alleged that, in consideration for Lancer Offshore, Inc.'s agreement to enter into the settlement agreement, we were required to deliver a note in the principal amount of $1,500,000 and an instrument evidencing the portion of warrants previously issued to Lancer Offshore, Inc. that were not surrendered by Lancer Offshore, Inc. pursuant to the settlement agreement, and the Receiver sought payment of $1,500,000, together with interest, costs and attorneys' fees, as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of our common stock for $2.50 per share (or 21,308 shares of our common stock for $8.80 per share, if adjusted for the 0.2841-for-one reverse stock split we effected on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended).

      On or about April 29, 2004, we served an answer in which we denied liability for, and asserted numerous defenses to, the Receiver's claims. In addition, on or about March 30, 2004, we asserted claims for damages against Lancer Offshore, Inc. that exceed the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership.

      We and the Receiver have entered into a Stipulation of Settlement with respect to the Ancillary Proceeding, dated as of November 8, 2005 (the "Settlement"). Pursuant to the terms of the Settlement, we shall pay the Receiver an aggregate of $900,000 under the following payment terms: $100,000 paid no later than 30 days after the Date of Entry (as defined below); and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer shall be cancelled, and we shall issue to the Receiver warrants to purchase 21,308 shares of our common stock, exercisable for a period of three years at the market price as of the Date of Entry. The Settlement must still be approved by the U.S. District Court for the Southern District of Florida and there can be no assurance that the Settlement will be approved by the Court.

      The "Date of Entry" means, either: (a) if there be no appeal or other application by any person for review of the order from the Court approving the Settlement and authorizing the Receiver to execute any and all documents necessary or convenient to implement the Settlement (the "Approval Order"), then the date on which the Approval Order is entered on the docket of the Court; or
(b) if there is an appeal or other application for review or the Approval Order, then the date, if any, on which any all appeals or reviews are complete, and the Approval Order, substantially unmodified, is final and non-appealable.

      We had reserved for the Ancillary Proceeding on our balance sheets as of December 31, 2004 and September 30, 2005 as a $1,500,000 accrued liability.

      Except as set forth above, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.


      (b) Use of Proceeds from Registered Securities

      The initial public offering of our common stock, par value $.001 (the "Offering"), was effected through a Registration Statement on Form S-1 (File No. 333-116162) that was declared effective by the Securities and Exchange Commission on September 20, 2004. From September 20, 2004 through September 30, 2005, of the net $10.8 million of proceeds from the Offering, we had used: approximately $2.5 million for the marketing and sales of our products; approximately $1.2 million on product engineering; approximately $500,000 for capital expenditures; approximately $350,000 on payments of preferred dividends; and approximately $2.2 million for working capital and other purposes. As of September 30, 2005, we held approximately $4.0 million of the remaining proceeds from the Offering in short term investments and $0 in cash and cash equivalents. None of the expenses, or application of the net proceeds from the Offering, were paid, directly or indirectly, to any of our directors or officers (or their associates), to persons owning 10 percent or more of our common stock or to any of our affiliates (other than directors' compensation and salaries to officers arising out of normal operating activities, and payments of dividends to former holders of shares of our series B, series C and series D convertible preferred stocks).


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


                                          NEPHROS, INC.

Date:  November 14, 2005                  By /s/ NORMAN J. BARTA
                                           -------------------------------------
                                           Norman J. Barta
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  November 14, 2005                  By /s/ MARC L. PANOFF
                                           -------------------------------------
                                           Marc L. Panoff
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

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