Form 10KSB
period 2005-12-31
NEPHROS INC
filed 2006-04-20
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-32288

NEPHROS, INC.
(Name of Small Business Issuer in its Charter)

Delaware	13-3971809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3960 Broadway
New York, NY 10032

(Address of principal executive offices)

(212) 781-5113

(Issuer’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

        Title of each class                                          Name of each exchange on which registered

        Common Stock, $.001 par value per share                                   American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act

Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ]  NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES [  ]  NO [X]

State issuer’s revenues for fiscal year ended December 31, 2005: $2,424,483.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,202,453 computed by reference to the closing price of the common stock on April 13, 2006.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $.001 par value	12,317,992

The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant’s definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format YES [  ] NO [X]

NEPHROS, INC. AND SUBSIDIARY

PART I
Item 1.  Description of Business.

Overview

We are a Delaware corporation founded in 1997 by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease, or ESRD, therapy technology and products that would address both patient treatment needs and the clinical and financial needs of the treatment provider. We currently have three products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy to ESRD patients:

•	OLpūr MDHDF filter series (currently consisting of our MD190 and MD220 diafilters) designed expressly for HDF therapy and employing our proprietary Mid-Dilution Diafiltration technology;

•	OLpūr H2H, our add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy; and

•	OLpūr NS2000 system, our stand-alone HDF machine and associated filter technology.

We have also developed our OLpūr HD 190 high-flux dialyzer cartridge, which incorporates the same materials as our OLpūr MD series but does not employ our proprietary Mid-Dilution Diafiltration technology. Our OLpūr HD190 was designed for use with either hemodialysis or hemodiafiltration machines, and received its approval from the U.S. Food and Drug Administration, or the FDA, under Section 510(k) of the Food, Drug and Cosmetic Act, or the FDC Act, in June 2005.

   OLpūr and H2H are among our trademarks for which U.S. registrations are pending. H2H is a registered European Union trademark. We have assumed that the reader understands that these terms are source-indicating. Accordingly, such terms appear throughout the remainder of this Annual Report without trademark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

We believe that products in our OLpūr MDHDF filter series are more effective than any products currently available for ESRD therapy, because they are better at removing certain larger toxins (known in the industry as “middle molecules” because of their heavier molecular weight) from blood. The accumulation of middle molecules in the blood has been related to such conditions as malnutrition, impaired cardiac function, carpal tunnel syndrome, and degenerative bone disease in the ESRD patient. We also believe that OLpūr H2H will, upon introduction, expand the use of HDF as a cost-effective and attractive alternative for ESRD therapy.

We believe that our products will reduce hospitalization, medication and care costs as well as improve patient health (including reduced drug requirements and improved blood pressure profile), and, therefore, quality of life, by removing a broad range of toxins through a more patient-friendly, better-tolerated process. We believe that the OLpūr MDHDF filter series and the OLpūr H2H will provide these benefits to ESRD patients at competitive costs and without the need for ESRD treatment providers to make significant capital expenditures in order to use our products. We also believe that the OLpūr NS2000 system, if successfully developed, will be the most cost-effective stand-alone hemodiafiltration system available.

In January 2006, we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complimentary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpūr H2H and Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water problems. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, anthrax, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. During January 2006, we received our first Purchase Order for our DSU from a major hospital in New York City that will use it initially in the hospital’s patient showers. With over 5,000 registered hospitals in the United States alone, we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology. However, there can be no assurance that our efforts to market the DSU to hospitals will be successful, or that we will be able to successfully apply the DSU to any other markets.

The Company continues to evaluate funding opportunities as we do not generate enough revenue through the sale of our products or licensing revenues to meet our expenditure needs. For additional information of factors which could effect our ability to meet its obligations to please refer to Liquidity and Capital Resources section of this report.

ESRD Industry Background

ESRD is characterized by irreversible loss of kidney function and ESRD is usually the result of years of chronic kidney disease caused by inherited conditions, prolonged medical conditions such as diabetes or high blood pressure, or other events or conditions that harm the kidneys. A healthy kidney removes excess water and various waste products from the blood stream, a process critical to maintaining life. In addition, kidneys play a significant role with hormone levels contributing to healthy bones and red blood cell production. When kidney function drops below certain parameters, treatment is required for patient survival. There are currently only two methods for treating ESRD—renal replacement therapy and kidney transplantation. We believe that, so long as the shortage of suitable kidneys for transplants persists, ESRD patients will continue to need some form of renal replacement therapy and the supplies it requires.

The dialysis filter (also referred to as a dialyzer or an “artificial kidney”) is an essential component of extracorporeal ESRD therapy. We are currently competing in the HDF dialyzer market using our OLpūr MDHDF filter series (MD190 and MD220) in part or all of Cyprus, France, Germany, Greece, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland and the United Kingdom (referred to in this Annual Report collectively as our “Target European Market”). There are currently no FDA approved HDF therapies available in the U.S. market. If we can obtain FDA approval of the OLpūr MDHDF filter series and OLpūr H2H, we could enter the U.S. ESRD market by combining our OLpūr MDHDF filters with our OLpūr H2H device to enable the HDF process on the most common hemodialysis machines.

There is an important distinction between the dialyzer markets in the United States and those in our Target European Market and Japan. In the United States, a majority of dialysis clinics reuse dialyzers - that is, a single dialyzer is disinfected and reused by the same patient. However, the trend in our Target European Market is towards single use, or not reusing dialyzers, and some countries (such as France, Germany, Italy, the Netherlands and Japan) actually forbid the reuse of dialyzers. As a result, we believe that our Target European Market and Japan provide substantially larger dialyzer markets than the United States on a per patient basis. Assuming patients receive three treatments per week, up to 156 dialyzers per patient per year are used in markets where single use is employed.

Current ESRD Therapy Options

Current renal replacement therapy technologies include (1) two types of dialysis, peritoneal dialysis and hemodialysis, (2) hemofiltration and (3) hemodiafiltration, a combination of hemodialysis and hemofiltration. Dialysis can be broadly defined as the process that involves movement of molecules across a semipermeable membrane. In hemodialysis, hemofiltration or hemodiafiltration, the blood is exposed to an artificial membrane outside of the body. During Peritoneal Dialysis (PD), the exchange of molecules occurs across the membrane lining of the patient’s peritoneal cavity. While there are variations in each approach, in general, the three major categories of renal replacement therapy in the marketplace today are defined as follows:

•
Peritoneal Dialysis, or PD, uses the patient’s peritoneum, the membrane lining covering the internal abdominal organs, as a filter by introducing injectable-grade dialysate solution into the peritoneal cavity through a surgically implanted catheter. After some period of time, the fluid is drained and replaced. PD is limited in use because the peritoneal cavity is subject to scarring with repeated episodes of inflammation of the peritoneal membrane, reducing the effectiveness of this treatment approach. With time, a PD patient’s kidney function continues to deteriorate and peritoneal toxin removal alone may become insufficient to provide adequate treatment. In such case the patient may switch to an extracorporeal renal replacement therapy such as hemodialysis or hemodiafiltration.

•
Hemodialysis uses an artificial kidney machine to remove certain toxins and fluid from the patient’s blood while controlling external blood flow and monitoring patient vital signs. Hemodialysis patients are connected to a dialysis machine via a vascular access device. The hemodialysis process occurs in a dialyzer cartridge with a semi-permeable membrane which divides the dialyzer into two chambers: while the blood is circulated through one chamber, a premixed solution known as dialysate circulates through the other chamber. Toxins and excess fluid from the blood cross the membrane into the dialysate solution through a process known as “diffusion.”

•
Hemodiafiltration, or HDF, in its basic form combines the principles of hemodialysis with hemofiltration. Hemofiltration is a cleansing process without dialysate solution where blood is passed through a semi-permeable membrane, which filters out solute particles. HDF uses dialysate solution with a negative pressure (similar to a vacuum effect) applied to the dialysate solution to draw additional toxins from the blood and across the membrane. This process is known as “convection.” HDF thus combines diffusion with convection, offering efficient removal of small solutes by diffusion, with improved removal of larger substances (i.e., middle molecules) by convection.

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

Current Dialyzer Technology used with HDF Systems

In our view, treatment efficacy of current HDF systems is limited by current dialyzer technology. As a result of the negative pressure applied in HDF, fluid is drawn from the blood and across the dialyzer membrane along with the toxins removed from the blood. A portion of this fluid must be replaced with a man-made injectable grade fluid, known as “substitution fluid,” in order to maintain the blood’s proper fluid volume. With the current dialyzer technology, fluid is replaced in one of two ways: pre-dilution or post-dilution.

•
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

•
With post-dilution, substitution fluid is added to blood after the blood has exited the dialyzer cartridge. This is the currently preferred method because the concentration gradient is maintained at a higher level, thus not impairing the rate of removal of small toxins by diffusion. The disadvantage of this method, however, is that there is a limit in the amount of plasma water that can be filtered from the blood before the blood becomes too viscous, or thick. This limit is approximately 20% to 25% of the blood flow rate. This limit restricts the amount of convection, and therefore limits the removal of middle and larger molecules.

The Nephros Mid-Dilution Diafiltration Process

Our OLpūr MDHDF filter series uses a design and process we developed called Mid-Dilution Diafiltration, or MDF. MDF is a fluid management system that optimizes the removal of both small toxins and middle-molecules by offering the advantages of pre-dilution HDF and post-dilution HDF combined in a single dialyzer cartridge. The MDF process involves the use of two stages: in the first stage, blood is filtered against a dialysate solution, therefore providing post-dilution diafiltration; it is then overdiluted with sterile infusion fluid before entering a second stage, where it is filtered once again against a dialysate solution, therefore providing pre-dilution diafiltration. We believe that the MDF process provides improved toxin removal in HDF treatments, with a resulting improvement in patient health and concurrent reduction in healthcare costs.

Our ESRD Therapy Products

Our products currently available or in development with respect to ESRD Therapy include:

OLpūr MDHDF Filter Series

OLpūr MD190 and MD220 constitute our dialyzer cartridge series that incorporates the patented MDF process and is designed for use with existing HDF platforms currently prevalent in our Target European Market and Japan. Our MDHDF filter series incorporates a unique blood-flow architecture that enhances toxin removal with essentially no cost increase over existing devices currently used for HDF therapy.

Laboratory bench studies have been conducted on our OLpūr MD190 by members of our research and development staff and by a third party. We completed our initial clinical studies to evaluate the efficacy of our OLpūr MD190 as compared to conventional dialyzers in Montpellier, France in 2003. The results from this clinical study support our belief that OLpūr MD190 is superior to post-dilution hemodiafiltration using a standard high-flux dialyzer with respect to ß2-microglobulin clearance. In addition, clearances of urea, creatinine, and phosphate met the design specifications proposed for the OLpūr MD190 device. Furthermore, adverse event data from the study suggest that hemodiafiltration with our OLpūr MD190 device was well tolerated by the patients and safe.

We have initiated clinical studies in the United Kingdom, France, Germany and Italy to further demonstrate the therapeutic benefits of our OLpūr MDHDF filter series. A multi-center study was started in March 2005. This study encompasses seven centers in France, five centers in Germany and one center in Sweden. Also commencing in 2005 were studies in the United Kingdom and in Italy.

We contracted with TÜV Rheinland of North America, Inc., a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, to assist us in obtaining the Conformité Européene, or CE mark, a mark which demonstrates compliance with relevant European Union requirements. We received CE marking on the OLpūr MD190 (which also covers other dialyzers in our MDHDF filter series), as well as certification of our overall quality system, on July 31, 2003.

We initiated marketing of our OLpūr MD190 in our Target European Market in March 2004, and we have developed our infrastructure both at a clinical and administrative level to support sales. We have established a sales presence in countries throughout our Target European Market, both through direct contact and through a distribution network, developed marketing material in the relevant local languages and attended trade shows where we promoted our product to several thousand people from the industry. Our OLpūr MD220 is a new product that we began selling in our Target European Market in 2006. The OLpūr MD220 employs the same technology as our OLpūr MD190, but contains a larger surface area of fiber.

We are currently offering the OLpūr MD190 at a price comparable to the existing “high performance” dialyzers sold in the relevant market. We are unable at this time to determine what the market prices will be in the future.

We have initiated discussions with the FDA to facilitate the approval process for our OLpūr MDHDF filter series and OLpûr H2H products. Depending on our discussions with the FDA, we could file 510(k) applications with respect to the OLpūr MDHDF filter series and the OLpūr H2H in 2006 and would then hope to achieve U.S. regulatory approval of both products during the first half of 2007.

OLpūr HD190

OLpūr HD190 is our high-flux dialyzer cartridge, designed for use with either hemodialysis or hemodiafiltration machines. The OLpūr HD190 incorporates the same materials as our OLpūr MD190, but lacks our proprietary mid-dilution architecture.

In June 2005, we received 510(k) clearance for our OLpūr HD190 high flux filter from the FDA. While we do not expect our OLpūr HD190 high flux filter to offer a substantial sales opportunity in the foreseeable future, we expect this approval to help us streamline the regulatory review and approval process for our OLpūr MDHDF filter series in the United States.

OLpūr H2H

OLpūr H2H is our add-on module that converts the most common types of hemodialysis machines—that is, those with volumetric ultrafiltration control—into HDF-capable machines allowing them to use our OLpūr MDHDF filter. We have completed our OLpūr H2H design and laboratory bench testing, all of which were conducted by members of our research and development staff. We believe that our design verification of the OLpūr H2H will have progressed to the point where the device will be ready for U.S. clinical trials in the second quarter of 2006, and, provided that such trials are timely and successful, we expect to file 510(k) applications with respect to the OLpūr MDHDF filter series and the OLpūr H2H in the fourth quarter of 2006 and hope to achieve U.S. regulatory approval of both products during the first half of 2007. We plan to apply for CE marking of our OLpūr H2H in the second quarter of 2006.

OLpūr NS2000

OLpūr NS2000 is our standalone HDF machine and associated filter technology, which is in the development stage. The OLpūr NS2000 system is currently in development in conjunction with an established dialysis machine manufacturer in Italy. The OLpūr NS2000 will use the basic platform provided by this manufacturer, but will incorporate our H2H technology including our proprietary substitution fluid systems.

We have also designed and developed proprietary substitution fluid filter cartridges for use with OLpūr NS2000, which have been subjected to pre-manufacturing testing. We will need to obtain the relevant regulatory clearances prior to any market introduction of our OLpūr NS2000 in our Target European Market or the United States. We have targeted a 2007 initial regulatory approval for the OLpūr NS2000 product.

Our Water Filtration Product

In January 2006, we introduced the Dual Stage Ultrafilter, or DSU, water filtration system. The DSU incorporates our unique and proprietary dual stage filter architecture. Our research and development work on the OLpūr H2H and MD filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water problems. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, anthrax, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. We believe our DSU offers four distinct advantages in the water filtration marketplace:

(1)
the DSU is, to our knowledge, the only water filter that provides the user with a simple sight verification that the filter is properly performing its cleansing function due to our unique dual-stage architecture;

(2)	the DSU filters finer contaminants than other filters of which we are aware in the water filtration marketplace;

(3)	the DSU filters relatively large volumes of water before requiring replacement; and

(4)	the DSU continues to protect the user even if the flow is reduced by contaminant volumes, because contaminants do not cross the filtration medium.

During January 2006, we received our first Purchase Order for our DSU from a major hospital in New York City that will use it initially in the hospital’s patient showers. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

Our Strategy

We believe that current mortality and morbidity statistics, in combination with the quality of life of the ESRD patient, has generated demand for improved ESRD therapies. We also believe that our products and patented technology offer the ability to remove toxins more effectively than current dialysis therapy, in a cost framework competitive with currently available, less-effective therapies. The following are some highlights of our current strategy:

Showcase product efficacy in our Target European Market: As of March 2004, we initiated marketing in our Target European Market for the OLpūr MD190. There is an immediate opportunity for sales of the OLpūr MDHDF filters in our Target European Market because there is an established HDF machine base using disposable dialyzers. We believe that by demonstrating the effectiveness of our MDHDF filter series we will encourage more customers to purchase our products.

Convert existing hemodialysis machines to hemodiafiltration: Upon completion of the development of our OLpūr H2H technology we plan to apply for CE marking for OLpūr H2H during the second quarter of 2006. We plan to complete our regulatory approval processes in the United States for both our OLpūr MDHDF filter series and our OLpūr H2H during the first half of 2007. If successfully developed and approved, our OLpūr H2H product will enable HDF therapy using the most common types of hemodialysis machines together with our OLpūr MDHDF filters. Our goal is to achieve market penetration by offering the OLpūr H2H for use by healthcare providers inexpensively, thus permitting the providers to use the OLpūr H2H without a large initial capital outlay. We do not expect to generate any significant positive margins from sales of OLpūr H2H. We believe H2H will provide basis for more MDHDF filter sales.

Upgrade dialysis clinics to OLpūr NS2000: We believe the introduction of the OLpūr NS2000 will represent a further upgrade in performance for dialysis clinics by offering a cost-effective stand-alone HDF solution that incorporates the benefits of our OLpūr H2H technology. We believe dialysis clinics will entertain OLpūr NS2000 as an alternative to their current technology at such dialysis clinic’s machine replacement point.

Explore Complimentary Product Opportunities: Where appropriate, we are also seeking to leverage our technologies and expertise by applying them to new markets. Our DSU represents a new and complimentary product line to our existing ESRD therapy business.  We believe the Nephros DSU can offer a robust solution to a broad range of contaminated water problems.

Manufacturing and Suppliers

We do not intend to manufacture any of our products or components. We have entered into an agreement dated May 12, 2003, and amended on March 22, 2005 with Medica s.r.l., a developer and manufacturer of medical products with corporate headquarters located in Italy, to assemble and produce our OLpūr MD190, or other filter products at our option. The agreement requires us to purchase from Medica the OLpūr MD190s or other filter products that we directly market in Europe, or marketed by our distributor in Italy. In addition, Medica will be given first consideration in good faith for the manufacture of OLpūr MD190s or other filter products that we do not directly market. No less than semiannually, Medica will provide a report to representatives of both parties to the agreement detailing any technical know-how that Medica has developed that would permit them to manufacture the filter products less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the filter products manufactured in any given year exceeds 5%, then Medica will reimburse us up to half of the cost of the quantity of fiber represented by excess wastage. Medica will manufacture the OLpūr MD190 or other filter products in accordance with the quality standards outlined in the agreement. Upon recall of any OLpūr MD190 or other filter product due to Medica’s having manufactured one or more products that fail to conform to the required specifications or were not manufactured in accordance with any applicable laws, Medica will be responsible for the cost of recall. The agreement also requires that we maintain certain minimum product-liability insurance coverage and that we indemnify Medica against certain liabilities arising out of our products that they manufacture, providing they do not arise out of Medica’s breach of the agreement, negligence or willful misconduct. The term of the agreement is through May 12, 2009, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party. Although we have no separate agreement with respect to such activities, Medica has also been manufacturing our DSU in limited quantities.

We also entered into an agreement in December 2003 and amended in June 2005, with Membrana GmbH, a manufacturer of medical and technical membranes for applications like dialysis with corporate headquarters located in Germany, to continue to produce the fiber for the OLpūr MDHDF filter series. Pursuant to the agreement, Membrana will be our exclusive provider of the fiber for the OLpūr MDHDF filter series in the European Union as well as other certain territories through September 2009. Notwithstanding the exclusivity provisions, we may purchase membranes from other providers if Membrana is unable to timely satisfy our orders. If and when the volume-discount pricing provisions of our agreement with Membrana become applicable, for each period we will record inventory and cost of goods sold for our fiber requirements pursuant to our agreement with Membrana GmbH based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount.

Sales and Marketing

We have established and are seeking to expand our own sales and marketing organization to sell products in our Target European Market and, subject to regulatory approval, the United States. Our sales and marketing staff has experience in both these geographic areas.

We have established a multi-lingual customer service and financial processing facility in Dublin, Ireland, with multi-lingual customer support available to our customer base in our Target European Market. We have engaged a full time Director of Clinical Services who has a background in nephrology nursing, administration and education who provides customer training and support. We have also initiated four studies designed to continue our evaluation of effectiveness of the OLpūr MDHDF filters when used on ESRD patients in our Target European Market. We intend for these studies to provide us with valuable information regarding the efficacy of our product and an opportunity to introduce OLpūr MDHDF filters to medical institutions in our Target European Market. We have engaged a medical advisor to help us in structuring our clinical study protocols, and to support physicians’ technical inquiries regarding our products.

We intend to market our products primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations, and nephrology physician groups. We ship our products to these customers both directly from our manufacturer, where this is cost-effective, and through a warehouse facility in the Netherlands. We have engaged, and are in discussions with product distributors in our Target European Market, and major medical device manufacturers/providers in our Target European Market and Japan regarding license and/or distribution opportunities for our technology.

On March 2, 2005, we entered into a license agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”), a business unit of Asahi Kasei Corporation, granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpūr MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, we received an up front license fee in the amount of $1.75 million, and we are entitled to receive additional royalties and payments based on the future sales of such products in Japan, which sales are subject to Japanese regulatory approval which is an obligation of Asahi.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. In particular, in the ESRD therapy domain we are examining ways to enhance further the removal of toxins from the blood by modifying certain blood characteristics. We have applied, and will continue to apply, if and when available, for U.S. Government grants in relation to this research, and will apply for further grants as appropriate. We received a U.S. Government grant in the amount of $99,837 beginning in the third quarter of 2003 to pursue some of this research. According to the terms of the grant, we seek reimbursement from the U.S. Government for expenses incurred with respect to this research. As of December 31, 2005, we have submitted claims of $46,992 for expenses related to the grant and have received reimbursements for such claims. We are also working on additional machine devices, next-generation user interface enhancements and other product enhancements. In the area of water filtration, we are finalizing our initial water filtration product line and developing refinements and enhancements to ensure our water filtration products meet customer needs for various applications. To date, we have not engaged any outside engineering, hired any additional personnel or otherwise incurred any material separate research and development expenses specifically allocated to water filtration product development. Our research and development expenditures were primarily related to development expenses associated with the H2H machine and salary expense for the fiscal years ended December 31, 2005 and 2004 and were $1,756,492 and $2,352,604, respectively.

Competition

The dialyzer and renal replacement therapy market is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical needs of physicians and nephrologists, improve patient outcomes and remain cost-effective for payors.

We compete with other suppliers of ESRD therapies, supplies and services. These suppliers include Fresenius Medical Care AG, and Gambro AB, currently two of the primary machine manufacturers in hemodialysis. At present, Fresenius and Gambro also manufacture HDF machines.

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

We are not aware of any other companies using technology similar to ours in the treatment of ESRD. Our competition would increase, however, if companies that currently sell ESRD products, or new companies that enter the market, develop technology that is more efficient than ours. We believe that in order to become competitive in this market, we will need to develop and maintain competitive products and take and hold sufficient market share from our competitors. Therefore, we expect our methods of competition in the ESRD marketplace to include:

•
continuing our efforts to develop, have manufactured and sell products which, when compared to existing products, perform more efficiently and are available at prices that are acceptable to the market;

•	displaying our products and providing associated literature at major industry trade shows in the United States, our Target European Market and Asia;

•	initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;

•	offering the OLpūr H2H at a price that does not provide us with significant positive margins in order to encourage adoption of this product and associated demand for our dialyzers; and

•	pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities.

With respect to water filtration market, we expect to compete with companies that are well entrenched in the water filtration domain. These companies include Pall Corporation, which manufactures end-point water filtration systems, as well as CUNO (a 3M company) and US Filter (a Siemens business). Our methods of competition in the water filtration domain include:

•	developing and marketing products that are designed to meet critical and specific customer needs more effectively than competitive devices;

•	offering unique attributes that illustrate our product reliability, “user-friendliness,” and performance capabilities;

•	selling products to specific customer groups where our unique product attributes are mission-critical; and

•	pursuing alliance opportunities for joint product development and distribution.

Intellectual Property

Patents

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

We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products and may be subject to invalidation claims. Our U.S. patents for the “Method and Apparatus for Efficient Hemodiafiltration” and for the “Dual-Stage Filtration Cartridge,” have claims that cover the OLpūr MDHDF filter series and the method of hemodiafiltration employed in the operation of the products. Although there are pending applications with claims to the present embodiments of the OLpūr H2H and the OLpūr NS2000 products, these products are still in the development stage and we cannot determine if the applications (or the patents that may issue on them) will also cover the ultimate commercial embodiment of these products. In addition, technological developments in ESRD therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated. We have applied for patents on our DSU water filtration system.

As of March 30, 2006, we have ten issued U.S. patents; one issued Eurasian patent; and two issued Chinese patents. In addition, we have eight pending U.S. patent applications, thirteen pending patent applications in each of the European Patent Office, Japan and Canada, four pending patent applications in each of Brazil, Israel, South Korea and Mexico, three pending patent applications in Russia and three pending patent applications in China and Hong Kong. The titles, patent numbers and normal expiration dates (assuming all the U.S. Patent and Trademark Office fees are paid) of our ten issued U.S. patents are set forth in the chart below.

                        Patent Number                Expiration Date

Method and Apparatus for Efficient Hemodiafiltration . . .             6,303,036                         July 30, 2019

Two Stage Diafiltration Method and Apparatus . . . . . . . . .             6,406,631                July 30, 2019

Non-Isosmotic Diafiltration System . . . . . . . . . . . . . . . . . .                6,423,23                      October 29, 2019

Dual Stage Hemodiafiltration Cartridge . . . . . . . . . . . . . . .                6,315,895                     December 30, 2019

Sterile Fluid Filtration Cartridge and Method for Using Same . . . . .        6,635,179                     December 30, 2019

Method for High Efficiency Hemofiltration . . . . . . . . . . . .              6,620,120                      May 22, 2018

Thermally Enhanced Dialysis/Diafiltration System . . . . . .              6,716,356                     May 29, 2021

Dual-Stage Filtration Cartridge . . . . . . . . . . . . . . . . . . . . .               6,719,907                    January 26, 2022

Ionic Enhanced Dialysis/Diafiltration System. . . . . . . . . . .              6,821,431                    June 3, 2021

Method and Apparatus for a Hemodiafiltration Delivery Module         6,916,424                    February 7, 2022

Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal. We also have pending patent applications on our DSU water filtration system.

Trademarks

As of December 31, 2005, we do not have any registered trademarks. Centrapur, OLpūr, and our stylized “N” logo are among our non-registered trademarks, for which trademark registration applications are pending in both the U.S. Patent and Trademark Office and the European Union Office for Harmonisation in the Internal Market. H2H is a trademark of ours which is registered in the European Union and for which we have a registration application pending in the U.S.

Governmental Regulation

The research and development, manufacturing, promotion, marketing and distribution of our ESRD therapy products in the United States, our Target European Market and other regions of the world are subject to regulation by numerous governmental authorities, including the FDA, the European Union and analogous agencies.

United States

The FDA regulates the manufacture and distribution of medical devices in the United States pursuant to the FDC Act. All of our ESRD therapy products are regulated in the United States as medical devices by the FDA under the FDC Act. Under the FDC Act, medical devices are classified in one of three classes, namely Class I, II or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness.

•
Class I devices are medical devices for which general controls are deemed sufficient to ensure their safety and effectiveness. General controls include provisions related to (1) labeling, (2) producer registration, (3) defect notification, (4) records and reports and (5) quality service requirements, or QSR.

•
Class II devices are medical devices for which the general controls for the Class I devices are deemed not sufficient to ensure their safety and effectiveness and require special controls in addition to the general controls. Special controls include provisions related to (1) performance and design standards, (2) post-market surveillance, (3) patient registries and (4) the use of FDA guidelines.

•
Class III devices are the most regulated medical devices and are generally limited to devices that support or sustain human life or are of substantial importance in preventing impairment of human health or present a potential, unreasonable risk of illness or injury. Pre-market approval by the FDA is the required process of scientific review to ensure the safety and effectiveness of Class III devices.

Before a new medical device can be introduced to the market, FDA clearance of a pre-market notification under Section 510(k) of the FDC Act or FDA clearance of a pre-market approval, or PMA, application under Section 515 of the FDC Act must be obtained. A Section 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not called for pre-market approval under Section 515. The Section 510(k) pre-market clearance process is generally faster and simpler than the Section 515 pre-market approval process. We understand that it generally takes four to 12 months from the date a Section 510(k) notification is accepted for filing to obtain Section 510(k) pre-market clearance and that it could take several years from the date a Section 515 application is accepted for filing to obtain Section 515 pre-market approval, although it may take longer in both cases. On March 8, 2005 we submitted a filing to the FDA, a Pre-market Notification under section 510(k), for approval of our OLpūr HD190 high flux filter and in June 2005 we received 510(K) clearance of the device. This filing is designed to help us streamline the regulatory review and approval process, and may provide us with a useful predicate device as we move forward on our OLpūr MDHDF filter series products in the United States.

We expect that all of our ESRD therapy products will be categorized as Class II devices and that these products will not require clearance of pre-market approval applications under Section 515 of the FDC Act, but will be eligible for marketing clearance through the pre-market notification process under Section 510(k). We have determined that we are eligible to utilize the Section 510(k) pre-market notification process based upon our ESRD therapy products’ substantial equivalence to previously legally marketed devices in the United States. However, we cannot assure you:

•	that we will not need to reevaluate the applicability of the Section 510(k) pre-market notification process to our ESRD therapy products in the future;

•	that the FDA will agree with our determination that we are eligible to use the Section 510(k) pre-market notification process; or

•	that the FDA will not in the future require us to submit a Section 515 pre-market approval application, which would be a more costly, lengthy and uncertain approval process.

The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past and may request clinical data to support pre-market clearance. As a result, the FDA could refuse to accept for filing a Section 510(k) notification made by us or request the submission of additional information. The FDA may determine that any one of our proposed ESRD therapy products is not substantially equivalent to a legally marketed device or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or request for additional data, could prevent or delay the market introduction of our products that fall into this category, which in turn could have a material adverse effect on our potential sales and revenues. Moreover, even if the FDA does clear one or all of our products under the Section 510(k) process, it may clear a product for some procedures but not others or for certain classes of patients and not others.

For any devices cleared through the Section 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new Section 510(k) pre-market notification submission. Accordingly, if we do obtain Section 510(k) pre-market clearance for any of our ESRD therapy products, we will need to submit another Section 510(k) pre-market notification if we significantly affect that product’s safety or effectiveness through subsequent modifications or enhancements.

If human clinical trials of a device are required in connection with a Section 510(k) notification and the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or distributor of the device) will need to file an Investigational

Device Exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing and/or laboratory bench testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as specified in the IDE. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of subjects. We intend to file IDEs with respect to the OLpūr MDHDF filter series, the OLpūr H2H and the OLpūr NS2000. We have initiated discussions with the FDA to facilitate the 510(k) approval process. As a result of such discussions, we believe that a separate U.S. clinical study would be to our advantage. We believe that our design verification of the OLpūr H2H will have progressed to the point where the device will be ready for U.S. clinical trials in the second quarter of 2006 and, provided that such trials are successful, we expect to file 510(k) applications with respect to the OLpūr MDHDF filter series and the OLpūr H2H in the second half of 2006 and hope to achieve U.S. regulatory approval of both products during the first half of 2007.

The Section 510(k) pre-market clearance process can be lengthy and uncertain. It will require substantial commitments of our financial resources and management’s time and effort. Significant delays in this process could occur as a result of factors including:

•	the FDA’s failure to schedule advisory review panels;

•	changes in established review guidelines;

•	changes in regulations or administrative interpretations; or

•
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

The FDC Act requires that medical devices be manufactured in accordance with the FDA’s current QSR regulations which require, among other things, that:

•	the design and manufacturing processes be regulated and controlled by the use of written procedures;

•	the ability to produce medical devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process;

•	any deficiencies in the manufacturing process or in the products produced be investigated;

•	detailed records be kept and a corrective and preventative action plan be in place; and

•	manufacturing facilities be subject to FDA inspection on a periodic basis to monitor compliance with QSR regulations.

If violations of the applicable QSR regulations are noted during FDA inspections of our manufacturing facilities or the manufacturing facilities of our contract manufacturers, there may be a material adverse effect on our ability to produce and sell our products.

Before the FDA approves a Section 510(k) pre-market notification, the FDA is likely to inspect the relevant manufacturing facilities and processes to ensure their continued compliance with QSR. Although some of the manufacturing facilities and processes that we expect to use to manufacture our OLpūr MDHDF filters and OLpūr NS2000 have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not all been inspected by the FDA. Similarly, although some of the facilities and processes that we expect to use to manufacture our OLpūr H2H have been inspected by the FDA, they have not all been inspected by any notified body. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. Even after the FDA has cleared a Section 510(k) submission, it will periodically inspect the manufacturing facilities and processes for compliance with QSR. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with QSR. The manufacturing facilities and processes that will be used to manufacture our products have not yet been inspected by the FDA for compliance with QSR. We cannot assure you that the facilities and processes used by us will be found to comply with QSR and there is a risk that clearance or approval will, therefore, be delayed by the FDA until such compliance is achieved.

In addition to the requirements described above, the FDC Act requires that:

•	all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially;

•
information be provided to the FDA on death or serious injuries alleged to have been associated with the use of the products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur; and

•	certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.

European Union

The European Union began to harmonize national regulations comprehensively for the control of medical devices in member nations in 1993, when it adopted its Medical Devices Directive 93/42/EEC. The European Union directive applies to both the manufacturer’s quality assurance system and the product’s technical design and discusses the various ways to obtain approval of a device (dependent on device classification), how to properly CE Mark a device and how to place a device on the market. We have subjected our entire business in our Target European Market to the most comprehensive procedural approach in order to demonstrate the quality standards and performance of our operations, which we believe is also the fastest way to launch a new product in the European Community.

The regulatory approach necessary to demonstrate to the European Union that the organization has the ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices requires the certification of a full quality management system by a notified body. We engaged TÜV Rheinland of North America, Inc. (“TÜV Rheinland”) as the notified body to assist us in obtaining certification to International Organization for Standardization (“ISO”) 13485/2003 standard, which demonstrates the presence of a quality management system that can be used by an organization for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

Once a manufacturer’s full quality management system is determined to be in compliance with ISO 13485/2003 and other statutory requirements, and the manufacturer’s products conform with harmonized European standards, the notified body will recommend and document such conformity. The manufacturer will receive a “CE” marking and ISO certifications, and then may place a “CE” mark on the relevant products. The CE mark, which stands for Conformité Européenne, demonstrates compliance with the relevant European Union requirements. Products subject to these provisions that do not bear the CE mark cannot be imported to, or sold or distributed within, the European Union.

In July 2003, we received a certification from TÜV Rheinland that our quality management system conforms with the requirements of the European Community. At the same time, TÜV Rheinland approved our use of the CE marking with respect to the design and production of high permeability hemodialyzer products for ESRD therapy. As of the date of filing of this Annual Report, the manufacturing facilities and processes that we are using to manufacture our OLpūr MDHDF filter series have been inspected and certified by a notified body.

Regulatory Authorities in Regions outside of the United States and the European Union

We also plan to sell our ESRD therapy products in foreign markets outside the United States which are not part of the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. Our ability to export into other countries may require compliance with ISO 13485, which is analogous to compliance with the FDA’s QSR requirements. Other than the CE marking of our OLpūr MDHDF filter products, we have not obtained any regulatory approvals to sell any of our products and there is no assurance that any such clearance or certification will be issued. We anticipate obtaining CE marking of our OLpūr H2H product during the second half of 2006, and regulatory approval in the United States in the first half of 2007.

Reimbursement

In both domestic markets and markets outside of the United States, sales of our ESRD therapy products will depend in part, on the availability of reimbursement from third-party payors. In the United States, ESRD providers are reimbursed through Medicare, Medicaid and private insurers. In countries other than the United States, ESRD providers are also reimbursed through governmental and private insurers. In countries other than the United States, the pricing and profitability of our products generally will be subject to government controls. Despite the continually expanding influence of the European Union, national healthcare systems in its member nations, reimbursement decision-making included, are neither regulated nor integrated at the European Union level. Each country has its own system, often closely protected by its corresponding national government.

Product Liability and Insurance

The production, marketing and sale of kidney dialysis products have an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We have acquired product liability insurance for our OLpūr MDHDF filter products in the amount of $5 million. A successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, any claim against us could generate negative publicity, which could decrease the demand for our products, our ability to generate revenues and our profitability.

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

Employees

As of December 31, 2005, we employed a total of 22 employees, 21 of whom were full time and one who was employed on a consulting basis or part-time.

Recent Developments: Late Filing of Annual Report

This Annual Report on Form 10-KSB was not timely filed.

On April 19, 2006, we received notice (the “Amex Notice”) from the American Stock Exchange (the “Amex”) regarding our failure to timely file our annual report on Form 10-KSB for the year ended December 31, 2005. According to the Amex Notice, our failure to timely file our annual report resulted in a violation of Sections 134 and 1101 of the Amex Company Guide and our listing agreement with the Amex. The Amex Notice further stated that, pursuant to Section 1003(d) of the Amex Company Guide, the Amex is authorized to suspend and, unless prompt corrective action is taken, remove our securities from the Amex. We believe that the filing of this annual report on Form 10-KSB would likely constitute such corrective action.

As a result of our failure to timely file our annual report on Form 10-KSB, we have breached the Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between us and the Investors (as defined therein). Specifically, our delay in filing this Form 10-KSB constitutes a breach of our covenant in the Registration Rights Agreement to comply with all reporting requirements under the Exchange Act. We anticipate obtaining a waiver of this breach from the Investors. However, there can be no assurance that we will succeed in obtaining such waivers and, if these waivers are not obtained, then the Investors may have claims against us for damages that they incur as a result of such breach.

Item 2. Description of Property

Our U.S. facilities are located at 3960 Broadway, 4th Floor, New York, New York 10032 and consist of approximately 2,678 square feet of space. On July 1, 2005, we entered into a rental agreement for the use of this space with the Trustees of Columbia University in the City of New York. The term of the rental agreement is for one year with a monthly cost of $10,184, including monthly internet access. We use our facilities to house our corporate headquarters and research facilities. Our offices and laboratories are housed in the Mary Woodard Lasker Building, a part of the Audubon Business and Technology Center administered by Columbia University, which is equipped to accommodate biotechnology and medical product development companies. Of the space we license, approximately 1,500 square feet is dedicated laboratory space, which is equipped with laboratory equipment, such as benches, fume hoods, gas, air and water systems, and the remaining 1,178 square feet is dedicated office space.

Our facilities in our Target European Market are located at 1st Floor, Suite 5, The Avenue, Beacon Court, Sandyford, Dublin 18, Ireland and consist of approximately 700 square feet of space. On August 1, 2003 we entered into a lease for this space with Mohan & Company, an accounting firm wholly-owned by our Director of Finance, Europe, Cormac Mohan. The term of the lease is for three years with a current monthly cost of 3,500 Euro (approximately $4,200 as of December 31, 2005). We use our facilities to house our customer service and accounting operations. The Avenue, Beacon Court is a new office complex within approximately 10 miles of downtown Dublin. We believe this space is currently adequate to meet our needs.

We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

There is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject. Please refer to the "Risks Related to Our Company" section of this report for a discussion of certain threatened litigation and please refer to "Note 10 to the Condensed Consolidated Financial Statements" for a discussion of certain settlement arrangements.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock began trading on the American Stock Exchange (“AMEX”) on September 21, 2004 under the symbol NEP. The following table sets forth the high and low sales prices for our common stock as reported on the AMEX for each quarter within the years ended December 31, 2005 and 2004.

Quarter Ended	High	Low
September 30, 2004	$6.27	$4.76
December 31, 2004	$5.70	$3.90
March 31, 2005	$5.72	$3.34
June 30, 2005	$4.04	$2.08
September 30, 2005	$3.55	$2.80
December 31, 2005	$2.95	$1.35

As of April 12, 2006, there were approximately 46 holders of record and approximately 993 beneficial holders of our common stock.

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

The initial public offering of our common stock, par value $.001 (the “Offering”), was effected through a Registration Statement on Form S-1 (File No. 333-116162) that was declared effective by the Securities and Exchange Commission on September 20, 2004. From September 20, 2004 through December 31, 2005, of the net $10.8 million of proceeds from the Offering, we had used: approximately $2.950 million for the marketing and sales of our products; approximately $1.550 million on product engineering; approximately $530,000 for capital expenditures; approximately $350,000 on payments of preferred stock dividends; and approximately $2.2 million for working capital and other purposes. As of December 31, 2005, we held approximately $2.8 million of the remaining proceeds from the Offering in short term investments and $420,000 in cash and cash equivalents.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Business Overview

Since our inception in April 1997, we have been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpūr MD190 and MD220, which are dialyzers, OLpūr H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpūr NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpūr MD190 dialyzer in some or all of our Target European Market in March 2004, and have developed prototypes for our OLpūr H2H product. We are developing our OLpūr NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H2H technology. We have also applied our filtration technologies to water filtration and, in January 2006, we received the first purchase order for our DSU.

To date, we have devoted most of our efforts to research, clinical development, seeking regulatory approval and establishing manufacturing and marketing relationships and our own marketing and sales support staff for the development, production and sale of our ESRD therapy products in our Target European Market and the United States upon their approval by appropriate regulatory authorities.

Since our inception, we have incurred annual net losses. As of December 31, 2005, we had an accumulated deficit of $47.2 million, and we expect to incur additional losses in the foreseeable future. We recognized net losses of $5.5 million for the year ended December 31, 2005, and $7.6 million for the year ended December 31, 2004.

Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through December 31, 2005, we received net offering proceeds from private sales of equity and debt securities and from the initial public offering of our common stock (after deducting underwriters’ discounts, commissions and expenses, and our offering expenses) of approximately $35.1 million in the aggregate. We have devoted substantially all of our capital resources to the research and development and the marketing of our products.

On March 2, 2005, we entered into a Subscription Agreement with Asahi, pursuant to which Asahi purchased 184,250 shares of our common stock for an aggregate of 100 million Japanese Yen ($955,521 or $5.19 per share). The Subscription Agreement contains certain transfer restrictions with respect to the shares purchased thereunder.

Also on March 2, 2005, we entered into a license agreement with Asahi granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpūr MDHDF filter series hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, we received an up front license fee in the amount of $1.75 million, and we are entitled to receive additional royalties and milestone payments based on the future sales of such products in Japan, which sales are subject to Japanese regulatory approval.

In January 2006, we received our first Purchase Order from a major hospital in New York City for our new water filtration device. The hospital has placed an initial order for our new Dual Stage Ultrafilter, or DSU, a water filtration system that will be used initially in the hospital’s patient showers. This first Purchase Order will not, by itself, result in material net revenues.

The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

(1)	the completion and success of additional clinical trials and of our regulatory approval processes for each of our ESRD therapy products in our target territories;

(2)	the market acceptance of HDF therapy in the United States and of our technologies and products in each of our target markets;

(3)	our ability to effectively and efficiently manufacture, market and distribute our products;

(4)	our ability to sell our products at competitive prices which exceed our per unit costs; and

(5)	the consolidation of dialysis clinics into larger clinical groups.

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

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made subsequent to January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. SFAS No. 123R is effective for small business issuers the first interim reporting period beginning after December 15, 2005. Accordingly, we have adopted SFAS No. 123R for the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be revised either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period revised. We will use the prospective method of transition in our adoption of SFAS No. 123R. We expect the impact in future periods to be consistent with the company’s current pro-forma disclosure under SFAS No 123. We expect the adoption of 123R to have a material impact on the Company’s consolidated results of operations.

In December 2004, the FASB issued SFAS 153 “Exchange of Non-monetary assets.” This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards.  One such difference was the exception from fair value measurement in APB Opinion No. 29, “Accounting for Non-Monetary Transactions,” for non-monetary exchanges of similar productive assets.  SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS 151 to have a material impact on our consolidated results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this annual report on Form 10-KSB, we believe that the following accounting policies require the application of significant judgments and estimates.

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

We began sales of our first product in March 2004. Prior to fiscal 2005, our sales history did not provide a basis from which to reasonably estimate rates of product return. Consequently, for the fiscal year ended December 31, 2004 we did not recognize revenue from sales until the rights of return expired (thirty days after the date of shipment). Similarly, we deferred cost of goods sold to the extent of amounts billed to customers. Starting October 1 2005 sales were recorded net of provisions for estimated returns as we have a more reliable returns history. These estimates are revised as necessary, to reflect actual experience and market conditions.

During 2005, we entered into an agreement with Asahi, a business unit of Asahi Kasei Corporation, granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpūr MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. In exchange for these rights, we received an up front license fee in the amount of $1,750,000, and we are entitled to receive additional royalties and payments based on the future sales of products in Japan, which sales are subject to Japanese regulatory approval. Because (i) the license agreement requires no continuing involvement in the manufacture and delivery of the licensed product in the covered territory of Japan; (ii) the criteria of SAB No. 104 have been met; and (iii) the license fee received is non-refundable, we recognized $1,750,000 in contract revenue on the effective date of the license agreement.

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

Stock-Based Compensation

We accounted for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with the EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.”

We account for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose the effect of the differences which would result had we applied the fair-value-based method of accounting on a pro forma basis, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

We have elected to follow APB Opinion No. 25 and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Employee stock compensation expense, which is a non-cash charge, is measured as the excess, if any, of the fair value of our underlying common stock at the date of grant over the amount an employee must pay to acquire such stock. This compensation cost is either amortized over the related vesting periods, or expensed upon the reaching of certain milestones.

During December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants to our employees and directors. We grant options to purchase common stock to our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS No. 123R is effective for small business issuers the first interim reporting period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R as of January 1, 2006.

Inventory Reserves

The Company’s inventory reserve requirements are based on factors including the products’ expiration date and estimates for the future sales of product. If estimated sales levels do not materialize the Company will make adjustments to its assumptions for inventory reserves requirements.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to our research and development efforts, marketing expenses related to product launches, timing of regulatory approval of our various products and market acceptance of our products. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.

The Fiscal Year Ended December 31, 2005 Compared to the Fiscal Year Ended December 31, 2004

Revenues

Revenues increased to $2,450,275 for the fiscal year ended December 31, 2005 from $138,406 for the fiscal year ended December 31, 2004. Revenues for the fiscal year ended December 31, 2005 represented licensing revenues of $1,750,000 resulting from our agreement with Asahi and shipments of our OLpūr MD190 product to customers in our Target European Market - which commenced in March 2004. Sales in 2005 reflect a full twelve months of sales and increased penetration of our target markets.

Cost of Goods Sold

Cost of goods sold increased to $379,462 for the fiscal year ended December 31, 2005 from $211,942 for the fiscal year ended December 31, 2004. Cost of goods sold represented the cost of our OLpūr MD190 product shipped to customers in our Target European Market in both fiscal years ended December 31, 2005 and December 31, 2004 as well as obsolete inventory written-off, in the amount of $123,159, in fiscal year ended December 31, 2004 due to the incorporation of improved fiber into our dialyzers. Cost of goods sold as a percentage of revenues, excluding the obsolete inventory write-off, decreased to 57.5% in fiscal year ended December 31, 2005 from 64.2% in fiscal year ended December 31, 2004 as a result of the improvement in purchasing efficiencies realized during fiscal 2005.

Research and Development

Research and development expenses decreased to $1,756,493 for the fiscal year ended December 31, 2005 from $2,352,604 for the fiscal year ended December 31, 2004. The $596,111 decrease was primarily due to a decrease in development expenses related to our OLpūr H2H product due to a reduced number of hours required to be spent on the project by our outside developers, as a result of our H2H engineering approaching completion, in the fiscal year ended December 31, 2005. Substantially all of our research and development expense has related to the development of the H2H product. To date, we have not engaged any outside engineering, hired any additional personnel or otherwise incurred any material separate research and development expenses specifically allocated to water filtration product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $6,294,639 for the fiscal year ended December 31, 2005 from $5,220,250 for the fiscal year ended December 31, 2004. This $1,074,389 increase was primarily due to an increase in sales and marketing costs in our Target European Market, consisting principally of increased product sampling of our OLpūr MD190 product, costs associated with clinical trials being conducted in Europe, and increased personnel costs due to the hiring of sales and sales support personnel in the region.

In addition we have provided for the severance costs associated with the termination of the employment of Jan Rehnberg, our Senior Vice President, Marketing and Sales. In accordance with the terms and provisions of an employment agreement we are required to pay a one-time lump sum severance payment of approximately $318,250 to Mr. Rehnberg during the second quarter of 2006.

In addition, we experienced increased costs associated with being a public company, including legal fees, accounting fees, insurance premiums, stock market listing fees and investor relations expenses. Such increases were partially offset by a decrease in non-cash compensation in connection with options granted to employees.

Other Income, net

Other income, net increased to $856,294 for the fiscal year ended December 31, 2005 from $49,910 for the fiscal year ended December 31, 2004. This $806,384 increase is due to the gain of $623,087 recorded in conjunction with the settlement of the Ancillary Proceeding with Lancer Offshore, Inc. (See “Note 10—Commitments and Contingencies—Settlement Agreements” to the Condensed Consolidated Financial Statements for a description of the settlement), plus an increase in interest income for the fiscal year ended December 31, 2005 versus the fiscal year ended December 31, 2004 of $183,297. This increase represents increased interest income earned on cash deposits and short-term investments as a result of higher average balances of our cash and cash equivalents and short-term investments during the period ended December 31, 2005 versus December 31, 2004, combined with higher average interest rates in 2005 versus 2004.

Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock

Dividends and Accretion to Redemption Value of Redeemable Convertible Preferred Stock decreased to $0 for the fiscal year ended December 31, 2005 from $11,734,533 for the fiscal year ended December 31, 2004. This decrease is because the conversion of our redeemable convertible preferred stock into common stock occurred in connection with our initial public offering in September 2004.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the periods ended December 31, 2005.

Liquidity and Capital Resources

At December 31, 2005, we had an accumulated deficit of $47.2 million, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering in September 2004 and from licensing revenue of $1.75 million received from Asahi in March 2005 pursuant to a license agreement granting Asahi exclusive rights to manufacture and distribute filter products based on our OLp ur ™MD190 hemodiafilter in Japan.

At December 31, 2005, we had $0.7 million in cash and cash equivalents and approximately $4.5 million in short-term investments. We believe that these funds and our anticipated cash flows will be sufficient to fund our currently planned operations though the end of the third quarter of 2006. This time frame estimate includes the costs associated with our clinical trials in the United States for our OLpur MDHDF filters and H2H Module. Based on our current cash flow projections, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. We are currently investigating additional funding opportunities, talking to various potential investors who could provide financing and we believe that we will be able to secure financing in the near term. However, there is no guarantee that we will be able to obtain further financing.

Our future liquidity sources and requirements will depend on many factors, including:

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;
•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;
•	the timing and costs associated with obtaining the Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union
•	requirements and is a regulatory prerequisite for selling our ESRD therapy products in the European Union and certain other countries that recognize CE marking (for
•	products other than our OLp⑀∴r MDHDF filter series, for which the CE mark was obtained in July 2003), or United States regulatory approval;
•	the continued progress in and the costs of clinical studies and other research and development programs;
•	the costs involved in filing and enforcing patent claims and the status of competitive products; and
•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:
•	for the marketing and sales of our products;
•	to complete certain clinical studies, obtain appropriate regulatory approvals and expand our research and development with respect to our ESRD therapy products;
•	to continue our ESRD therapy product engineering;
•	to pursue business opportunities with respect to our DSU water-filtration product;
•	to pay the Receiver of Lancer Offshore, Inc. amounts due under the settlement with respect to the Ancillary Proceeding between us and the Receiver (See “Note 10—
•	Commitments and Contingencies—Settlement Agreements” to the Condensed Consolidated Financial Statements for a description of the settlement);
•	to pay severance to our former Senior Vice President, Marketing and Sales;
•	to pay a former supplier, Plexus Services Corp., amounts due under our settlement agreement; and
•	for working capital purposes and for additional professional fees and expenses and other operating costs.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including increased sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing.

Net cash used in operating activities was $5.1 million for the fiscal year ended December 31, 2005 compared to $7.8 million for the fiscal year ended December 31, 2004. The $2.7 million decrease in net cash used in operating activities during the fiscal year ended December 31, 2005 was primarily due to a smaller net loss from operations of $2.1 million in fiscal 2005 versus fiscal 2004. Additionally, the change in cash used in operating activities included reconciling items for a non-cash gain on the settlement of litigation and a decrease in non-cash stock based compensation. In addition, significant changes in balance sheet accounts that effected operating cash flows included an increase in inventory of $170,774 and an increase of $1,083,753 in accounts payable and accrued expenses due to the timing of expenses and factors related to the growth of the business.

Net cash provided by investing activities was $1.1 million for the fiscal year ended December 31, 2005 compared to a use of $6.9 million for the fiscal year ended December 31, 2004. This $8.0 million increase was due to redemptions of short-term investments being offset by a decreased amount of short-term investment purchases and fixed asset purchases, mainly manufacturing equipment for the production of our OLpǌr MD190 product in the fiscal year ended December 31, 2005 as compared to the fiscal year ended December 31, 2004. The short-term investment purchases in the 2004 period were made with proceeds from our initial public offering.

Net cash provided by financing activities was $1.0 million for the fiscal year ended December 31, 2005 compared to $14.3 million for the fiscal year ended December 31, 2004. The net cash provided by financing activities in the fiscal year ended December 31, 2005 was primarily due to the net proceeds of $955,521 from our sale of 184,250 shares of our common stock to Asahi pursuant to a Subscription Agreement dated March 2, 2005. The net cash provided by financing activities for the fiscal year ended December 31, 2004 was primarily due to the approximately $10.8 million in net proceeds raised from the initial public offering in September 2004 as well as the approximately $3.8 million in net proceeds raised from the issuance of Series D convertible preferred stock in March 2004.

Contractual Obligations and Commercial Commitments

The following tables summarize our minimum contractual obligations and commercial commitments as of December 31, 2005:

	Payments Due in Period
Contractual Obligations		Within	Years	Years
	Total	1 Year	1 - 3	3 - 5

Open Purchase Orders	$52,306	$52,306

Leases	$90,504	$90,504	$-	$-

Employment Contracts	$427,500	$285,000	$142,500	$-

Total	$570,310	$427,810	$142,500	$-

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, including those described on the following pages, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Risks Related to Our Company

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.
We have not been profitable since our inception in 1997. As of December 31, 2005, we had an accumulated deficit of approximately $ 47.2 million primarily as a result of our research and development expenses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

•	the completion and success of additional clinical trials and of our regulatory approval processes for each of our ESRD therapy products in our target territories;

•	the market acceptance of HDF therapy in the United States and of our technologies and products in each of our target markets;

•	our ability to effectively and efficiently manufacture, market and distribute our products;

•	our ability to sell our products at competitive prices which exceed our per unit costs; and

•	the consolidation of dialysis clinics into larger clinical groups.

Our independent registered public accountants, in their audit report related to our financial statements for the year ended December 31, 2005, expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in this Annual Report on Form 10-KSB expressing doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, raises substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or to do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be adversely affected.

We cannot sell our ESRD therapy products, including certain modifications thereto, until we obtain the requisite regulatory approvals and clearances in the countries in which we intend to sell our products. We have not obtained FDA approval for any of our ESRD therapy products, except for our HD190 filter, and cannot sell any of our other ESRD therapy products in the United States unless and until we obtain such approval. If we fail to receive, or experience a significant delay in receiving, such approvals and clearances then we may not be able to get our products to market and enhance our revenues.

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. We obtained the Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (collectively, “European Community”), for our OLpūr MDHDF filter series product on July 31, 2003. We have not yet obtained the CE mark for any of our other products. Similarly, we cannot sell our ESRD therapy products in the United States until we receive FDA clearance. Until we complete the requisite U.S. human clinical trials and submit pre-market notification to the FDA pursuant to Section 510(k) of the FDC Act or otherwise comply with FDA requirements for a 510(k) approval, we will not be eligible for FDA approval for any of our products, except for our HD190 filter.

In addition to the pre-market notification required pursuant to Section 510(k) of the FDC Act, the FDA could require us to obtain pre-market approval of our ESRD therapy products under Section 515 of the FDC Act, either because of legislative or regulatory changes or because the FDA does not agree with our determination that we are eligible to use the Section 510(k) pre-market notification process. The Section 515 pre-market approval process is a significantly more costly, lengthy and uncertain approval process and could materially delay our products coming to market. If we do obtain clearance for marketing of any of our devices under Section 510(k) of the FDC Act, then any changes we wish to make to such device that could significantly affect safety and effectiveness will require clearance of a notification pursuant to Section 510(k), and we may need to submit clinical and manufacturing comparability data to obtain such approval or clearance. We could not market any such modified device until we received FDA clearance or approval. We cannot guarantee that the FDA would timely, if at all, clear or approve any modified product for which Section 510(k) is applicable. Failure to obtain timely clearance or approval for changes to marketed products would impair our ability to sell such products and generate revenues in the U.S.

The clearance and/or approval processes in the European Community and in the United States can be lengthy and uncertain and each requires substantial commitments of our financial resources and our management’s time and effort. We may not be able to obtain further CE marking or any FDA approval for any of our ESRD therapy products in a timely manner or at all. Even if we do obtain regulatory approval, approval may be only for limited uses with specific classes of patients, processes or other devices. Our failure to obtain, or delays in obtaining, the necessary regulatory clearance and/or approvals with respect to the European Community or the United States would prevent us from selling our affected products in these regions. If we cannot sell some of our products in these regions, or if we are delayed in selling while awaiting the necessary clearance and/or approvals, our ability to generate revenues from these products will be limited.

If we are successful in our initial marketing efforts in some or all of our Target European Market and the United States, then we plan to market our ESRD therapy products in several countries outside of our Target European Market and the United States, including Korea and China, Canada and Mexico. Requirements pertaining to the sale of medical devices vary widely from country to country. It may be very expensive and difficult for us to meet the requirements for the sale of our ESRD therapy products in many of these countries. As a result, we may not be able to obtain the required approvals in a timely manner, if at all. If we cannot sell our ESRD therapy products outside of our Target European Market and the United States, then the size of our potential market could be reduced, which would limit our potential sales and revenues.

We have entered into an agreement with Asahi granting Asahi exclusive rights to manufacture and distribute filter products based on our OLpūr MD190 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. If the requisite Japanese regulatory approvals are not timely obtained, our potential license revenues will be limited.

We cannot assure you that our ESRD therapy products will be safe and we are required under applicable law to report any product-related deaths or serious injuries or product malfunctions that could result in deaths or serious injuries, and such reports could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products.

We cannot assure you that our ESRD therapy products will be safe. Under the FDC Act, we are required to submit medical device reports, or MDRs, to the FDA to report device-related deaths, serious injuries and product malfunctions that could result in death or serious injury if they were to recur. Depending on their significance, MDRs could trigger events that could cause us to incur expenses and may also limit our ability to generate revenues from such products, such as the following:

•	information contained in the MDRs could trigger FDA regulatory actions such as inspections, recalls and patient/physician notifications;

•	because the reports are publicly available, MDRs could become the basis for private lawsuits, including class actions; and

•	if we fail to submit a required MDR to the FDA, the FDA could take enforcement action against us.

If any of these events occur, then we could incur significant expenses and it could become more difficult for us to gain market acceptance of our ESRD therapy products and to generate revenues from sales. Other countries may impose analogous reporting requirements that could cause us to incur expenses and may also limit our ability to generate revenues from sales of our ESRD therapy products.

Product liability associated with the production, marketing and sale of our products, and/or the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our goodwill.

The production, marketing and sale of kidney dialysis and water-filtration products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. Although we have acquired product liability insurance in the amount of $5 million for our dialysis filters outside of the U.S. and intend to acquire additional product liability insurance upon commercialization of any of our additional products or upon introduction of any products in the U.S., we may not be able to maintain or obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all potential product liability claims, a successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, even if we are able to obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and goodwill and adversely affect the demand for our products, our ability to generate sales and our profitability.

Some of the agreements that we may enter into with manufacturers of our products and components of our products may require us:

•	to obtain product liability insurance; or

•	to indemnify manufacturers against liabilities resulting from the sale of our products.

For example, our agreement with Medica s.r.l. requires that we obtain and maintain certain minimum product liability insurance coverage and that we indemnify Medica against certain liabilities arising out of our products that they manufacture, provided they do not arise out of Medica’s breach of the agreement, negligence or willful misconduct. If we are not able to obtain and maintain adequate product liability insurance, we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers for their losses, which could materially deplete our assets.

If we violate any provisions of the FDC Act or any other statutes or regulations, then we could be subject to enforcement actions by the FDA or other governmental agencies.

We face a significant compliance burden under the FDC Act and other applicable statutes and regulations which govern the testing, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion of our ESRD therapy products. If we violate the FDC Act or other regulatory requirements at any time during or after the product development and/or approval process, we could be subject to enforcement actions by the FDA or other agencies, including:

•	fines;

•	injunctions;

•	civil penalties;

•	recalls or seizures of our products;

•	total or partial suspension of the production of our products;

•	withdrawal of any existing approvals or pre-market clearances of our products;

•	refusal to approve or clear new applications or notices relating to our products;

•	recommendations by the FDA that we not be allowed to enter into government contracts; and

•	criminal prosecution.

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

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 10 granted U.S. patents will expire at various times from 2018 to 2022, assuming they are properly maintained.

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

We expect to rely on a limited number of independent manufacturers to produce OLpūr MDHDF filter series and our other products for us. Our manufacturers’ systems and procedures may not be adequate to support our operations and may not be able to achieve the rapid execution necessary to exploit the market for our products. Our manufacturers could experience manufacturing and control problems as they begin to scale-up our future manufacturing operations, and we may not be able to scale-up manufacturing in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities. If we experience any of these problems with respect to our manufacturers’ initial or future scale-ups of manufacturing operations, then we may not be able to have our products manufactured and delivered in a timely manner. Our water filtration products are new and evolving, and our manufacturers may encounter unforeseen difficulties in manufacturing them in commercial quantities or at all.

We will not control the independent manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure the timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

Independent manufacturers of medical devices will manufacture all of our products and components. We have contracted Medica s.r.l., a developer and manufacturer of medical products with corporate headquarters located in Italy, to assemble and produce our OLpūr MD190 and possibly other filters, and have an agreement with Membrana GmbH, a manufacturer of medical and technical membranes for applications like dialysis with corporate headquarters located in Germany, to produce the fiber for the OLpūr MDHDF filter series. As with any independent contractor, these manufacturers will not be employed or otherwise controlled by us and will be generally free to conduct their business at their own discretion. For us to compete successfully, among other things, our products must be manufactured on a timely basis in commercial quantities at costs acceptable to us. If one or more of our independent manufacturers fails to deliver our products in a timely manner, then we may not be able to find a substitute manufacturer. If we are not or if potential customers believe that we are not able to ensure timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

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

If we are not able to maintain sufficient quality controls, then the approval or clearance of our ESRD therapy products by the European Union, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer.

Approval or clearance of our ESRD therapy products could be delayed by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure by our manufacturers to comply with these requirements could prevent us from marketing our ESRD therapy products in the European Community. The FDA also imposes requirements through quality system requirements, or QSR, regulations, which include requirements for good manufacturing practices, or GMP. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA approval of our ESRD therapy products and from marketing such products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpūr MDHDF filter series have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not been inspected by the FDA. Similarly, although some of the facilities and processes that we expect to use to manufacture our OLpūr H2H and OLpūr NS2000 have been inspected by the FDA, they have not been inspected by any notified body. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the European Community and the United States.

Even with approval to market our ESRD therapy products in the European Community, the United States and other countries, manufacturers of such products must continue to comply or ensure compliance with the relevant manufacturing requirements. Although we cannot control the manufacturers of our ESRD therapy products, we may need to expend time, resources and effort in product manufacturing and quality control to assist with their continued compliance with these requirements. If violations of applicable requirements are noted during periodic inspections of the manufacturing facilities of our manufacturers, then we may not be able to continue to market the ESRD therapy products manufactured in such facilities and our revenues may be materially adversely affected.

Once our products are commercialized, we may face significant challenges in obtaining market acceptance of such products, which could adversely affect our potential sales and revenues.

Our products are, or will be, new to the market, and we do not yet have an established market or customer base for our products. Acceptance of our ESRD therapy products in the marketplace by both potential users, including ESRD patients, and potential purchasers, including nephrologists, dialysis clinics and other health care providers, is uncertain, and our failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and be profitable. Market acceptance will require substantial marketing efforts and the expenditure of significant funds by us to inform dialysis patients and nephrologists, dialysis clinics and other health care providers of the benefits of using our ESRD therapy products. We may encounter significant clinical and market resistance to our products and our products may never achieve market acceptance. Factors that may affect our ability to achieve acceptance of our ESRD therapy products in the marketplace include whether:

•	such products will be safe for use;

•	such products will be effective;

•	such products will be cost-effective;

•	we will be able to demonstrate product safety, efficacy and cost-effectiveness;

•	there are unexpected side effects, complications or other safety issues associated with such products; and

•	government or third party reimbursement for the cost of such products is available at reasonable rates, if at all.

Acceptance of our water filtration products in the marketplace is also uncertain, and our failure to achieve sufficient market acceptance will limit our ability to generate revenue and be profitable. Many of the same factors that may affect our ability to achieve acceptance of our ESRD therapy products in the marketplace will also apply to our water filtration products, except for those related to side effects, clinical trials and third party reimbursement.

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

We expect to manufacture and to market our products in our Target European Market and elsewhere outside of the United States. We expect that our revenues from our Target European Market will initially account for a significant portion of our revenues. Our international operations are subject to a number of risks, including the following:

•	fluctuations in exchange rates of the United States dollar could adversely affect our results of operations;

•	we may face difficulties in enforcing and collecting accounts receivable under some countries’ legal systems;

•	local regulations may restrict our ability to sell our products, have our products manufactured or conduct other operations;

•	political instability could disrupt our operations;

•	some governments and customers may have longer payment cycles, with resulting adverse effects on our cash flow; and

•	some countries could impose additional taxes or restrict the import of our products.

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

If and to the extent we are found liable in certain proceedings or our expenses related to those or other legal proceedings become significant, then our liquidity could be materially adversely affected and the value of our stockholders’ interests in us could be impaired.

In April 2002, we entered into a letter agreement with Hermitage Capital Corporation (“Hermitage”), as placement agent, the stated term of which was from April 30, 2002 through September 30, 2004. As of February 2003, we entered into a settlement agreement with Hermitage pursuant to which, among other things: the letter agreement was terminated; the parties gave mutual releases relating to the letter agreement; and we agreed to issue Hermitage or its designees, upon the closing of certain transactions contemplated by a separate settlement agreement between us and Lancer Offshore, Inc., warrants exercisable until February 2006 to purchase an aggregate of 60,000 shares of common stock for $2.50 per share (or 17,046 shares of our common stock for $8.80 per share, if adjusted for the reverse stock split pursuant to the antidilution provisions of such warrant, as amended). Because Lancer Offshore, Inc. never satisfied the closing conditions and, consequently, a closing has not been held, we have not issued any warrants to Hermitage in connection with our settlement with them. In June 2004, Hermitage threatened to sue us for warrants it claims are due to it under its settlement agreement with us as well as a placement fee and additional warrants it claims are, or will be, owed in connection with our initial public offering completed on September 24, 2004, as compensation for allegedly introducing us to one of the underwriters. We had some discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims, most recently in January 2005. We have not heard from Hermitage since then.

If and to the extent we are found to have significant liability to Hermitage in any lawsuit Hermitage may bring against us, then our liquidity could be materially adversely affected and/or our stockholders could experience dilution in their investment in us and the value of our stockholders’ interests in us could be impaired.

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

Several provisions of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our bylaws could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our common stock could be reduced as a result. These provisions include:

•	authorizing our board of directors to issue “blank check” preferred stock without stockholder approval;

•	providing for a classified board of directors with staggered, three-year terms;

•
prohibiting us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain provisions are met;

•	prohibiting cumulative voting in the election of directors;

•	prohibiting stockholder action by written consent unless the written consent is signed by all stockholders entitled to vote on the action;

•	limiting the persons who may call special meetings of stockholders; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

As a relatively new company with little or no name recognition and with several risks and uncertainties that could impair our business operations, we are not likely to generate widespread interest in our common stock. Without widespread interest in our common stock, our common stock price may be highly volatile and an investment in our common stock could decline in value.

Prior to our initial public offering completed on September 24, 2004, there was no public market for our common stock. Unlike many companies with publicly traded securities, we have little or no name recognition in the investment community. We are a relatively new company and very few investors are familiar with either our company or our products. As we will not be marketing our products directly to the public, it may be difficult for us to generate the kind of interest in our stock that other companies experience after an initial public offering. We do not have an active trading market in our common stock, and one might never develop, or if it does develop, might not continue.

Additionally, the market price of our common stock may fluctuate significantly in response to many factors, many of which are beyond our control. Risks and uncertainties, including those described elsewhere in this “Certain Risks and Uncertainties” section could impair our business operations or otherwise cause our operating results or prospects to be below expectations of investors and market analysts, which could adversely affect the market price of our common stock. As a result, investors in our common stock may not be able to resell their shares at or above their purchase price and could lose all of their investment.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against the company. We may become involved in this type of litigation in the future. Litigation of this type could be extremely expensive and divert management’s attention and resources from running our company.

We have identified a material weakness in our internal control over financial reporting with respect to our financial closing and review and analysis process. We cannot guarantee that we will be able implement controls to avoid the occurrence of this kind of problem in the future.

In connection with the audit of our financial statements, our auditors identified a material adjustment to accrued severence expense for the recognition of employee severance relating to the closing process with respect to the termination of one of our employees and a number of other adjustments relating to the closing process that were immaterial. We promptly recorded such adjustments, pursuant to which we accrued severance costs in the fourth quarter of 2005 associated with the termination of the employment of Jan Rehnberg, our Senior Vice President, Marketing and Sales, arising from our requirement to make a one-time lump sum severance payment of approximately $318,360 to Mr. Rehnberg during the second quarter of 2006. Our management concluded that our failure to book these severance and other adjustments prior to our auditors bringing them to our attention evidenced a material weakness in our internal control over financial reporting with respect to our financial closing and review and analysis process. The Audit Committee of our Board of Directors is continuing its review of our internal controls to determine how this material weakness occurred and how to implement controls designed to avoid the occurrence of this kind of problem in the future. If we are not able to implement controls to avoid the occurrence of this kind of problem in the future, we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Because our capital requirements have been and will continue to be significant, we may need to raise additional funds or we will not be able to continue to operate our business. If our business fails, investors in our common stock could lose their entire investment.

Our capital requirements have been and will continue to be significant. Through December 31, 2005, we have been dependent primarily on the net proceeds of our initial public offering and private placements of our equity and debt securities, aggregating approximately $35.1 million. We generated an additional approximately $1.7 million in March 2005 from our license agreement with Asahi We are currently investigating additional funding opportunities. We cannot assure you that our existing capital resources, together with the net proceeds from future operating cash flows, if any, will be sufficient to fund our future operations. Our capital requirements will depend on numerous factors, including:

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

•
the timing and costs associated with obtaining the Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our ESRD therapy products in the European Union and certain other countries that recognize CE marking (for products other than our OLpūr MDHDF filter series, for which the CE mark was obtained in July 2003), or United States regulatory approval;

•	the continued progress in and the costs of clinical studies and other research and development programs;

•	the costs associated with manufacturing scale-up;

•	the costs involved in filing and enforcing patent claims and the status of competitive products; and

•	the cost of litigation, including potential patent litigation and actual, current and threatened litigation

If we require additional capital beyond the cash, if any, generated from our operations, we would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve our business objectives. We are currently investigating additional funding opportunities. We cannot assure you that we will be able to obtain alternative financing on acceptable terms or at all. Our failure to obtain financing when needed could have a material adverse effect on us. Any additional equity financing could substantially dilute your equity interests in our company and any debt financing could impose significant financial and operational restrictions on us.

Our directors, executive officers and principal stockholders control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of December 31, 2005, our directors, executive officers and principal stockholders beneficially owned approximately 58.4% of our outstanding common stock. Should they act as a group, they will have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. As of December 31, 2005, Ronald O. Perelman beneficially owned 28.8% of our outstanding common stock. WPPN, LP, Wasserstein SBIC Ventures II L.P., WV II Employee Partners, LLC, and BW Employee Holdings, LLC, entities that may be deemed to be controlled by Bruce Wasserstein (collectively, the “Wasserstein Entities”), beneficially owned an aggregate of 15.7% of our outstanding common stock, although Mr. Wasserstein himself disclaims beneficial ownership of the shares held by the Wasserstein Entities except to the extent of his pecuniary interest therein (which is less than 1% of our outstanding common stock). Our principal stockholders may have significant influence over our policies and affairs, including the election of directors. Furthermore, such concentration of voting power could enable those stockholders to delay or prevent another party from taking control of our company even where you might find such change of control transaction desirable.

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

Prior to our initial public offering we entered into registration rights agreements with many of our existing security holders that entitled them to have an aggregate of 10,020,248 shares registered for sale in the public market. Moreover, many of those shares, as well as the 184,250 shares we sold to Asahi, could be sold in the public market without registration once they have been held for one year, subject to the limitations of Rule 144 under the Securities Act.

Risks Related to Our ESRD Therapy Industry

We expect to face significant competition from existing suppliers of renal replacement therapy devices, supplies and services. If we are not able to compete with them effectively, then we may not be profitable.

We expect to compete in the ESRD therapy market with existing suppliers of hemodialysis and peritoneal dialysis devices, supplies and services. Our competitors include Fresenius Medical Care AG and Gambro AB, currently two of the primary machine manufacturers in hemodialysis, as well as B. Braun Biotech International GmbH, and Nikkiso Corporation and other smaller machine manufacturers in hemodialysis. B. Braun, Fresenius, Gambro and Nikkiso also manufacture HDF machines. These companies and most of our other competitors have longer operating histories and substantially greater financial, marketing, technical, manufacturing and research and development resources and experience than we have. Our competitors could use these resources and experiences to develop products that are more effective or less costly than any or all of our products or that could render any or all of our products obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products.

We do not have a significant established customer base and may encounter a high degree of competition in further developing one. Our potential customers are a limited number of nephrologists, national, regional and local dialysis clinics and other healthcare providers. The number of our potential customers may be further limited to the extent any exclusive relationships exist or are entered into between our potential customers and our competitors. We cannot assure you that we will be successful in marketing our products to these potential customers. If we are not able to develop competitive products and take and hold sufficient market share from our competitors, we will not be profitable.

Some of our competitors own or could acquire dialysis clinics throughout the United States, our Target European Market and other regions of the world. We may not be able to successfully market our products to the dialysis clinics under their ownership. If our potential market is materially reduced in this manner, then our potential sales and revenues could be materially reduced.

Some of our competitors, including Fresenius and Gambro, manufacture their own products and own dialysis clinics in the United States, our Target European Market and/or other regions of the world. Because these competitors have historically tended to use their own products in their clinics, we may not be able to successfully market our products to the dialysis clinics under their ownership. According to Gambro’s annual report for 2005: (1) Fresenius treated in its own dialysis clinics approximately 26% of the dialysis patients in the United States, 9% of the dialysis patients in Europe, and 2% of the dialysis patients in Asia and the rest of the world; and (2) Gambro treated in its own dialysis clinics approximately 3% of the dialysis patients in Europe and 0.5% of the dialysis patients in Asia and the rest of the world. In 2005, Gambro divested its U.S. dialysis clinics to DaVita, Inc. and entered a preferred, but not exclusive, supplier arrangement with DaVita, whereby Gambro will be the preferred, but not exclusive, supplier of renal products to DaVita. According to Gambro’s annual report for 2005, DaVita treated in its own dialysis clinics approximately 28% of the dialysis patients in the United States,

We believe that there is currently a trend among ESRD therapy providers towards greater consolidation. If such consolidation takes the form of our competitors acquiring independent dialysis clinics, rather than such dialysis clinics banding together in independent chains, then more of our potential customers would also be our competitors. If our competitors continue to grow their networks of dialysis clinics, whether organically or through consolidation, and if we cannot successfully market our products to dialysis clinics owned by these competitors or any other competitors and do not acquire clinics ourselves, then our revenues could be adversely affected.

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

•
the development of new medications, or improvements to existing medications, which help to delay the onset or prevent the progression of ESRD in high-risk patients (such as those with diabetes and hypertension);

•	the development of new medications, or improvements in existing medications, which reduce the incidence of kidney transplant rejection; and

•	developments in the use of kidneys harvested from genetically-engineered animals as a source of transplants.

If these or any other pharmacological or technological advances reduce the number of patients needing treatment for ESRD, then the size of the market for our products may be reduced and our potential sales and revenues will suffer.

If government and other third party reimbursement programs discontinue their coverage of ESRD treatment or reduce reimbursement rates for ESRD products, then we may not be able to sell as many units of our ESRD therapy products as otherwise expected, or we may need to reduce the anticipated prices of such products and, in either case, our potential revenues may be reduced.

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

As the number of managed health care plans increases in the United States, amounts paid for our ESRD therapy products by non-governmental programs may decrease and we may not generate sufficient revenues to be profitable.

We expect to obtain a portion of our revenues from reimbursement provided by non-governmental programs in the United States. Although non-governmental programs generally pay higher reimbursement rates than governmental programs, of the non-governmental programs, managed care plans generally pay lower reimbursement rates than insurance plans. Reliance on managed care plans for dialysis treatment may increase if future changes to the Medicare program require non-governmental programs to assume a greater percentage of the total cost of care given to dialysis patients over the term of their illness, or if managed care plans otherwise significantly increase their enrollment of these patients. If the reliance on managed care plans for dialysis treatment increases, more patients join managed care plans or managed care plans reduce reimbursement rates, we may need to reduce anticipated prices of our ESRD therapy products or sell fewer units, and, in either case, our potential revenues would suffer.

If HDF does not become a preferred therapy for ESRD, then the market for our ESRD therapy products may be limited and we may not be profitable.

A significant portion of our success is dependent on the acceptance and implementation of HDF as a preferred therapy for ESRD. There are several treatment options currently available and others may be developed. HDF may not increase in acceptance as a preferred therapy for ESRD. If it does not, then the market for our ESRD therapy products may be limited and we may not be able to sell a sufficient quantity of our products to be profitable.

If the per-treatment costs for dialysis clinics using our ESRD therapy products are higher than the costs of clinics providing hemodialysis treatment, then we may not achieve market acceptance of our ESRD therapy products in the United States and our potential sales and revenues will suffer.

If the cost of our ESRD therapy products results in an increased cost to the dialysis clinic over hemodialysis therapies and such cost is not separately reimbursable by governmental programs or private medical care plans and insurers outside of the per-treatment fee, then we may not gain market acceptance for such products in the United States unless HDF therapy becomes the standard treatment method for ESRD. If we do not gain market acceptance for our ESRD therapy products in the United States, then the size of our market and our anticipated sales and revenues will be reduced.

Proposals to modify the health care system in the United States or other countries could affect the pricing of our products. If we cannot sell our products at the prices we plan to, then our margins and our profitability will be adversely affected.

A substantial portion of the cost of treatment for ESRD in the United States is currently reimbursed by the Medicare program at prescribed rates. Proposals to modify the current health care system in the United States to improve access to health care and control its costs are continually being considered by the federal and state governments. We anticipate that the U.S. Congress and state legislatures will continue to review and assess alternative health care reform proposals. We cannot predict whether these reform proposals will be adopted, when they may be adopted or what impact they may have on us if they are adopted. Any spending decreases or other significant changes in the Medicare program could affect the pricing of our ESRD therapy products. As we are not yet established in our business and it will take some time for us to begin to recoup our research and development costs, our profit margins are likely initially to be lower than those of our competitors and we may be more vulnerable to small decreases in price than many of our competitors.

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

Any reduction in reimbursement rates under Medicare or foreign health care programs could negatively affect the pricing of our ESRD therapy products. If we are not able to charge a sufficient amount for our products, then our margins and our profitability will be adversely affected.

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

NEPHROS, INC. AND SUBSIDIARY

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nephros, Inc

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Company's consolidated financial statements, the Company's recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/    DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April  19, 2006

NEPHROS, INC. AND SUBSIDIARY

 Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$746,581	$3,719,181
Short-term investments	4,500,000	5,995,940
Accounts receivable, less allowances: 2005: $18,697; 2004: $0	244,100	174,797
Inventory	814,548	653,351
Prepaid expenses and other current assets	358,306	468,355
Total current assets	6,663,535	11,011,624

Property and equipment, net	1,143,309	1,191,856
Other assets	17,731	3,822
Total assets	$7,824,575	$12,207,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$766,158	$629,814
Accrued expenses	769,359	362,789
Deferred revenue	-	64,058
Note Payable - short-term portion	295,838	-
Total current liabilities	1,831,355	1,056,661

Notes Payable-long-term portion	613,727	1,500,000
Total Liabilities	2,445,082	2,556,661

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 and 31,000,000 shares authorized at December 31, 2005 and 2004, respectively; no shares issued and outstanding
at December 31, 2005 and 2004	-	-
Common stock, $.001 par value; 25,000,000 and 49,000,000 shares authorized at
December 31, 2005 and December 31, 2004, respectively; 12,313,494 and
12,120,248 shares issued and outstanding at December 31, 2005 and 2004, respectively	12,313	12,120
Additional paid-in capital	54,848,711	53,740,171
Deferred compensation	(2,189,511)	(2,479,317)
Accumulated other comprehensive income (loss)	(49,137)	152,373
Accumulated deficit	(47,242,883)	(41,774,706)
Total stockholders' equity	5,379,493	9,650,641
Total liabilities and stockholders' equity	$7,824,575	$12,207,302

The accompanying notes are an integral part of these statements

NEPHROS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended
	December 31
	2005	2004

Contract revenues	$1,750,000	$-
Net product revenues	674,483	138,406
Net revenues	2,424,483	138,406

Cost of product revenue	379,462	211,942

Gross profit (loss)	2,045,021	(73,536)

Operating expenses:
Research and development	1,756,493	2,352,604
Selling, general and administrative	6,294,639	5,220,250
Severance expense	318,360	-
Total operating expenses	8,369,492	7,572,854

Loss from operations	(6,324,471)	(7,646,390)

Other income, net:
Interest income	233,207	49,910
Gain on settlement agreement	623,087	-

Total other income, net	856,294	49,910

Net loss	(5,468,177)	(7,596,480)

Dividends and accretion to redemption value of redeemable
convertible preferred stock	-	(11,734,533)

Net loss attributable to common stockholders	(5,468,177)	(19,331,013)

Basic and diluted net loss attributable to common	$(0.45)	$(4.38)
stockholders per common share
Shares used in computing basic and diluted net loss	12,269,054	4,412,254

The accompanying notes are an integral part of these statements.

NEPHROS, INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

							Accumulated
	Series A					Additional	Other
	Preferred Stock		Common Stock		Deferred	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Compensation	Capital	Income	Deficit	Total

Balance, January 1, 2004	4,000,000	$4,000	1,593,659	$1,594	$(2,049,940)	$19,005,356	$100,337	$(22,443,693)	$(5,382,346)
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(7,596,480)	(7,596,480)
Net unrealized gains on foreign currency
translation	-	-	-	-	-	-	56,096	-	56,096
Net unrealized losses on available-for-sale
securities	-	-	-	-	-	-	(4,060)	-	(4,060)
Comprehensive loss									(7,544,444)
Noncash stock-based compensation	-	-	-	-	(1,223,133)	1,223,133	-	-	-
Beneficial conversion recognized in connection									-
with issuance of preferred stock	-	-	-	-	-	3,811,538	-	-	3,811,538
Amortiztion of deferred compensation	-	-	-	-	793,756	-	-	-	793,756
Cumulative preferred dividend and accretion	-	-	-	-	-	-	-	(11,734,533)	(11,734,533)
Exercise of warrants	87,500	88	-	-	-	87,412	-	-	87,500
Issuance of common stock in connection with
initial public offering	-	-	2,100,000	2,100	-	10,732,486	-	-	10,734,586
Conversion of preferred stock into common
upon initial public offering	(4,087,500)	(4,088)	8,426,589	8,426	-	18,880,246	-	-	18,884,585

Balance, December 31, 2004	-	-	12,120,248	12,120	(2,479,317)	53,740,171	152,373	(41,774,706)	9,650,641

Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(5,468,177)	(5,468,177)
Net unrealized losses on foreign currency
translation	-	-	-	-	-	-	(205,570)	-	(205,570)
Net unrealized gains on available-for-sale
securities	-	-	-	-	-	-	4,060	-	4,060
Comprehensive loss									(5,669,687)
Amortization of deferred compensation	-	-	-	-	378,430	-	-	-	378,430
Noncash stock-based compensation	-	-	-	-	(173,347)	173,347	-	-	-
Cancelled shares due to terminations	-	-	-	-	84,723	(84,723)	-	-	-
Exercise of stock options	-	-	8,996	9	-	2,870	-	-	2,879
Adjustment to issuance of common stock in
connection with initial public offering	-	-	-	-	-	44,361	-	-	44,361
Issuance of common stock in connection with
private placement	-	-	184,250	184	-	955,337	-	-	955,521
Issuance of warrants in connection with
settlement agreement	-	-	-	-	-	17,348	-	-	17,348
Balance, December 31, 2005	-	$-	12,313,494	$12,313	$(2,189,511)	$54,848,711	$(49,137)	$(47,242,883)	$5,379,493

The accompanying notes are an integral part of these statements.

NEPHROS, INC. AND SUBSIDIARY

 Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004

Operating activities
Net Loss	$(5,468,177)	$(7,596,480)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	305,601	199,241
Noncash stock-based compensation	374,529	793,756
Gain on settlement agreement	(623,087)	-
Change in provision for returns	18,697	-
(Increase) decrease in operating assets:
Accounts receivable	(133,066)	(174,797)
Prepaid expenses	87,360	(249,742)
Inventory, net	(280,613)	(451,387)
Other assets	(13,909)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	660,123	(423,630)
Deferred revenue	(64,058)	64,058
Other liabilities	32,652	-
Net cash used in operating activities	(5,103,948)	(7,838,981)

Investing activities
Purchase of property and equipment	(397,290)	(902,872)
Redemption (purchase) of short-term investments	1,500,000	(6,000,000)
Net cash provided by (used in) investing activities	1,102,710	(6,902,872)

Financing activities
Proceeds from issuance of preferred stock, net	-	3,811,538
Proceeds from private placement of common stock	955,521	-
Payment of preferred dividends	-	(349,949)
Proceeds from initial public offering of common stock	-	10,734,586
Adjustment to proceeds from IPO of common stock	44,361	-
Proceeds from exercise of stock options	2,879	-
Proceeds from the exercise of warrants	-	87,500
Net cash provided by financing activities	1,002,761	14,283,675
Effective exchange rates on cash	(25,877)	56,096

Net decrease in cash and cash equivalents	(2,972,600)	(402,082)
Cash and cash equivalents, beginning of period	3,719,181	4,121,263
Cash and cash equivalents, end of period	$746,581	$3,719,181
Supplemental disclosure of cash flow information cash paid for taxes	$-	$3,339

The accompanying notes are an integral part of these statements.

NEPHROS, INC. AND SUBSIDIARY
                                Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. Nephros was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease (“ESRD”) therapy technology and products. The Company has three products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy for ESRD patients. These are the OLpūr™ MDHDF filter series or “dialyzers,” designed expressly for HDF therapy, the OLpūr™ H2H™, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy, and the OLpūr™ NS2000 system, a stand-alone hemodiafiltration machine and associated filter technology.

On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of the Company. In August 2003, the Company established a European Customer Service and financial operations center in Dublin, Ireland.

Note 2 - Basis of Presentation and Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company’s current cash flow projections, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. We are currently investigating additional funding opportunities, talking to various potential investors who could provide financing and we believe that we will be able to secure financing in the near term. However, there is no guarantee that we will be able to obtain further financing. If we are unable to raise additional funds on a timely basis or at all, the Company would be adversely affected.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements of the Company include the accounts of Nephros, Inc. and Nephros International Limited, a wholly-owned subsidiary, which was formed in August 2003. Material intercompany items have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses, during the reporting period. Actual results could differ from those estimates.

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

Short-Term Investments

All short-term investments, which are carried at fair market value, primarily represent auction rate debt securities. These securities have been classified as “available-for-sale.” Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on short-term investments

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

is included in interest income. At December 31, 2005, the cost of the available-for-sale securities was $4.5 million. At December 31, 2004, the cost of the available-for-sale securities was $6.0 million.

Concentration of Credit Risk

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

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. No allowance for doubtful accounts was considered necessary at December 31, 2005 and 2004. The allowance for sales returns was $18,697 at December 31, 2005 and $0 at December 31, 2004.

Inventory

The Company engages third parties to manufacture and package inventory held for sale, takes title to certain inventory once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventory consists of finished goods and raw materials (fiber) held at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method.

The Company’s inventory as of December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
Raw Materials	$153,299	$467,655
Finished Goods	661,249	185,696
Total Inventory	$814,548	$653,351

Patents

The Company has filed numerous patent applications with the United States Patent and Trademark Office and in foreign countries. All costs and direct expenses incurred in connection with patent applications have been expensed as incurred.

Property and Equipment, net

Property and equipment, net is stated at cost and are being depreciated over the estimated useful lives of the assets using the straight line method

Impairment for Long-lived Assets

The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value.

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

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

The Company began sales of its first product in March 2004. Prior to fiscal year 2005, the Company’s sales history did not provide a basis from which to reasonably estimate rates of product return. Consequently, for the fiscal year ended December 31, 2004 the Company did not recognize revenue from sales until the rights of return expired (thirty days after the date of shipment). Similarly, the Company deferred cost of goods sold to the extent of amounts billed to customers.

Effective for the fiscal year ended December 31, 2005, the Company started to recognize revenue related to product sales when the product was shipped and the other criterion of SAB No. 104 were met. Sales made on a returned basis were recorded net of a provision for estimated returns. These estimates are revised as necessary, to reflect actual experience and market conditions.

During fiscal 2005, the Company received an up front license fee in the amount of $1,750,000 from Asahi, a business unit of Asahi Kasei Corporation granting Asahi exclusive rights to manufacture and distribute the Company’s OLpūr™ MD19 hemodiafilter in Japan for 10 years commencing when the first such product receives Japanese regulatory approval. The Company is entitled to receive additional royalties and milestone payments based on the future sales of products in Japan, which sales are subject to Japanese regulatory approval. Because (i) the license agreement requires no continuing involvement in the manufacture and delivery of the licensed product in the covered territory of Japan; (ii) the criteria of SAB No. 104 have been met; and (iii) the license fee received is non-refundable, the Company recognized $1,750,000 in contract revenue on the effective date of the license agreement.

Stock-based Compensation

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the equity instruments issued in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and the EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.”

We have identified in the current year a revision to the amounts previously reported in the 2004 financial statements for the deferred compensation component of equity. Current year non cash stock based compensation in the statement of stockholders' equity reflects the adjustment of $173,347. Such revision is a reclassification from additional paid in capital to deferred compensation for options omitted from the prior year amounts.

The Company accounts for stock-based compensation to employees under the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and discloses the effect of the differences which would result had the Company applied the fair-value-based method of accounting on a pro forma basis, as required by SFAS 123. Had compensation expense for stock options granted under the Nephros 2000 Equity Incentive Plan (the “2000 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”) been determined based on fair value at the grant dates, the Company’s net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been as follows:

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

	Years Ended December 31
	2005	2004
Net loss attributable to common stockholders:
As reported	$(5,468,177)	$(19,331,013)
Less - compensation recognized under the
intrinsic value method	378,430	793,756
Add - compensation recognized under the
fair value method	(730,143)	(1,047,571)

Pro Forma	$(5,819,890)	$(19,584,828)

Net loss per share:
As reported	$(0.45)	$(4.38)
Pro Forma	$(0.47)	$(4.44)

The Company revised its previously issued pro-forma stock based compensation disclosures required under SFAS 123. Such revision increased the compensation recognized under the fair value method from $667,831 to $1,047,571. The effect on pro-forma loss per share was not considered material.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Research and Development Costs

Research and development costs are expensed as incurred.

Loss per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” net loss per common share amounts (“basic EPS”) were computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 2,265,092 and 2,249,857 from the computation of diluted EPS for the years ended December 31, 2005 and 2004, respectively.

Translation of Foreign Currency

The functional currency of Nephros International Limited is the Euro, and its translation gains and losses are included in accumulated other comprehensive income (loss).

Comprehensive Income (Loss)

The Company complies with the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. For the fiscal years ended 2005 and 2004, the comprehensive loss was $(5,669,687) and $ (7,544,444), respectively.

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made subsequent to January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. SFAS No. 123R is effective for small business issuers the first interim reporting period beginning after December 15, 2005. Accordingly, the Company will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods are either a prospective method or a retroactive method. Under the retroactive method, prior periods may be revised either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period revised. We will use the prospective method of transition in our adoption of SFAS No. 123R. We expect the impact in future periods to be consistent with the company’s current pro-forma disclosure under SFAS No 123. We expect the adoption of 123R to have a material impact on the Company’s consolidated results of operations.

In December 2004, the FASB issued SFAS 153 “Exchange of Non-monetary assets.” This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards.  One such difference was the exception from fair value measurement in APB Opinion No. 29, “Accounting for Non-Monetary Transactions,” for non-monetary exchanges of similar productive assets.  SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.  This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards.  This

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 151 to have a material impact on its consolidated results of operations.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2005	2004
Prepaid insurance premiums	$94,556	$181,500
Advances on product development services	96,565	130,000
Other	167,185	156,855
Total	$358,306	$468,355

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Note 4 - Property and Equipment, net

Property and equipment is comprised of the following:

		December 31,
	Life	2005	2004
Manufacturing equipment	5 Years	$1,280,054	$1,103,186
Research equipment	5 Years	499,609	465,206
Computer equipment	4 Years	158,673	155,591
Furniture and fixtures	7 years	79,757	52,003
		2,018,093	1,775,986
Less: accumulated depreciation		(874,784)	(584,130)
		$1,143,309	$1,191,856

The Company contracts with Medica s.r.l., for its product manufacturing therein the Company’s manufacturing assets of $1,280,054 are located at Medica’s manufacturing plant in Italy. Depreciation expense for the years ended December 31, 2005 and 2004 was $305,601 and $199,241, respectively.

Note 5 - Stockholders’ Equity and Redeemable Convertible Preferred Stock

On June 24, 2005, the Company filed its Fourth Amended and Restated Certificate of Incorporation, reducing the number of authorized shares of common stock from 49,000,000 to 25,000,000, and reducing the number of authorized shares of preferred stock from 31,000,000 to 5,000,000.

On March 2, 2005, the Company entered into an Agreement with Asahi pursuant to which Asahi purchased 184,250 shares of the Company’s common stock at an aggregate purchase price of $955,521, the fair market value at the date of issuance.

On September 24, 2004, the Company completed the initial public offering of its common stock. The initial public offering consisted of the sale of 2,100,000 shares of common stock at a price of $6.00 per share. Net proceeds from the initial public offering after deducting underwriters’ discounts, commissions and expenses, and offering expenses, were approximately $10.7 million.

Upon the closing of the Company’s initial public offering on September 24, 2004:

•	Each outstanding share of the Company’s series A convertible preferred stock was converted into 0.2841 shares of its common stock resulting in the issuance of 1,161,256 shares of common stock;

•
Each outstanding share of series B convertible preferred stock was converted into 0.2841 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into common stock at a conversion price of approximately $3.03 per share resulting in the issuance of 845,287 shares of common stock;

•
Each outstanding share of series C convertible preferred stock was converted into 0.2841 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into common stock at a conversion price of approximately $3.52 per share resulting in the issuance of 1,170,397 shares of common stock; and

•
Each outstanding share of series D convertible preferred stock was converted into 0.4310 shares of common stock, and all accrued and unpaid dividends through May 31, 2004 on each such share was converted into

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

            common stock at a conversion price of approximately $2.32 per share resulting in the issuance of 5,249,649 shares of common stock.

Dividends accrued after May 31, 2004 on the shares of preferred stock that were converted into common stock upon the closing of the Company’s initial public offering were paid in cash in the fourth quarter of 2004 in the amount of $349,949.

On September 10, 2004, the Company effected a reverse stock split pursuant to which each share of its common stock then outstanding was converted into 0.2841 of one share of its common stock. All share and per share amounts for all periods presented preceding September 10, 2004 have been retroactively restated to give effect to this reverse stock split.

In connection with its initial public offering, the Company issued to its underwriters (The Shemano Group, Inc. and National Securities Corporation), in exchange for $100, warrants to purchase up to an aggregate of 200,000 shares of its common stock. The Company has reserved an equivalent number of shares of common stock for issuance upon exercise of these warrants. Each warrant represents the right to purchase one share of common stock for a period of four and one-half years commencing six months from September 24, 2004, the effective date of the offering. The exercise price of the warrants is $7.50, and they have a cash-less exercise feature which allows them to be exercised through the surrender of a portion of the warrants (determined based on the market price of the Company’s common stock at the time of exercise) in lieu of cash payment of the exercise price. The warrants contain provisions that protect their holders against dilution by adjustment of the exercise price and number of shares issuable upon exercise on the occurrence of specific events, such as stock dividends or other changes in the number of the Company’s outstanding shares except for shares issued under certain circumstances, including shares issued under the Company’s equity incentive plan and any equity securities for which adequate consideration is received. No holder of these warrants will possess any rights as a stockholder unless the warrant is exercised. The holders of the warrants will be entitled to one demand and customary “piggy-back” registration rights to register the shares underlying the warrants. Such registration rights shall continue for a period of five years from the effective date of the initial public offering.

Warrants Outstanding

The following table summarizes all of the outstanding warrants and applicable terms.

Total Outstanding Warrants

Title of Warrant	Date Issued	Expiry Date	Exercise Price	Total Common Shares Issuable

Lancer Notes & Warrants	1/18/2006	1/18/2009	$ 1.50	21,308
Underwriter Warrants	3/24/2005	9/20/2009	$ 7.50	200,000
Plexus Warrants	6/19/2002	6/19/2007	$10.56	170,460
Joe Giamanco Warrants	9/22/2003	9/11/2006	$ 8.80	4,439
George Hatsopoulos Warrants	9/22/2003	9/11/2006	$ 8.80	1,110

Note 6 - Stock-Based Compensation

In 2000, the Company adopted the Nephros 2000 Equity Incentive Plan. In January 2003, the Board of Directors adopted an amendment and restatement of the plan and renamed it the Amended and Restated Nephros 2000 Equity Incentive Plan (the “2000 Plan”), under which 2,130,750 shares of common stock have been authorized for issuance upon exercise of options granted and which may be granted by the Company. As of December 31, 2005, 1,203,021 options had been issued to

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

employees and were outstanding. The options expire on various dates between December 31, 2009 and March 15, 2014, and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

In 2004, the Board of Directors adopted and the Company’s stockholders approved the Nephros, Inc. 2004 Stock Incentive Plan, and, in June 2005, the Company’s stockholders approved an amendment to such plan (as amended, the “2004 Plan”), that increased to 800,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. As of December 31, 2005, 170,808 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between November 11, 2014 and April 27, 2015, and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

As of December 31, 2005, 394,568 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates between December 31, 2006 and March 15, 2014 and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

As of December 31, 2005, 116,140 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and December 14, 2014, and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

On January 5, 2006 the Board of Directors granted to employees of the company a total of 87,500 options to purchase the Company’s common stock. These options vest over two years;

On February 2, 2006, the Board of Directors granted to each of the seven non-employee director options to purchase 10,000 shares of the Company’s common stock for their service during 2005. Each option has vested with respect to 3,333 shares. The remainder of each option will vest in equal installments on the first and second anniversaries of the grant date;

On March 6, 2006 the Board of Directors granted to Mark Lerner options to purchase 40,000 shares of the Company’s common stock. The option has vested with respect to 10,000 shares. The remainder of the option will vest in three equal installments beginning on the anniversary of the grant date.

Option activity for the years ended December 31, 2005 and 2004 is summarized as follows:

		Weighted - average
	Shares	exercise price

Outstanding at January 1, 2004	1,438,825	1.51
Options granted	434,454	3.04
Options canceled	(20,739)	2.62
Outstanding at December 31, 2004	1,852,540	1.85
Options Granted	65,000	3.49
Options exercised	(8,997)	0.32
Options canceled	(24,006)	2.60
Outstanding at December 31, 2005	1,884,537	1.91

Excercisable at December 31, 2005	1,232,977	1.48

The Board retired the 2000 Plan in June 2004, and thereafter no additional awards may be granted under the 2000 Plan. At December 31, 2005, there were 506,234 shares available for future grants under the 2004 Plan.

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

Options granted prior to 2003 were issued with a strike price equal to fair market value at the date of grant. As such no compensation expense was recognized for such options. Compensation due to Stock Option Grants amounted to $344,206 in 2005 and $793,736 in 2004. We have identified in the current period an immaterial adjustment to the amounts and calculations reported in 2004 for deferred compensation. Current year end non cash stock based compensation reflects a revision to the prior year in the amount of $173,347.

The portion of stock options granted to employees which was based on performance achievement is accounted for as a variable award. As vesting depends upon discrete events, the measurement date and the expense recognition will occur when such targets are achieved.

The weighted-average fair value of options granted in 2005 and 2004 is $2.89 and $5.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.33%; no expected dividend yield; expected lives of seven years; and expected stock price volatility of 80% for 2005 and 2004.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	outstanding as of	average remaining	Weighted-	exercisable as of	Weighted-
Range of exercise prices	December 31, 2005	contractual life in years	average exercise price	December 31, 2005	average exercise price

$0.32	524,970	4.07	$0.32	524,970	$0.32
$1.76	499,732	7.39	1.76	400,354	1.76
$2.32 to 2.39	311,250	8.44	2.39	75,770	2.39
$2.64 to 2.78	374,586	7.11	2.77	154,550	2.78
$3.40 to 3.70	65,000	9.32	3.49	21,667	3.49
$4.80 to 5.45	109,000	8.93	4.98	55,667	4.88

	1,884,537			1,232,977

Note 7 - 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual compensation, as defined. As of January 1, 2004, the Company began matching 100% of the first 3% and 50% of the next 2% of employee contributions to the 401(k) Plan. The Company contributed and expensed $49,965 and $37,691 in 2005 and 2004, respectively.

Note 8 - Leases

At December 31, 2005, the Company had noncancellable operating leases on real and personal property that expire in 2006 for the rental of its office and research and development facilities and equipment. Rent expense for the years ended December 31, 2005 and 2004 totaled approximately $170,259 and $105,000, respectively.

As of December 31, 2005, future net minimum rental payments required under operating leases are as follows:

Year ending December 31,
2006	90,504
$90,504

Note 9 - Short-Term Investments

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

The Company’s short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to the Company’s Corporate Investment Policy and market conditions.

The following is a summary of available-for-sale securities as of December 31, 2005 and December 31, 2004:

	December 31, 2005
		Gross
		Unrealized	Gross Fair
	Cost	Losses	Value
Auction rate securities	$4,500,000	$-	$4,500,000
Total securities	$4,500,000	$-	$4,500,000

	December 31, 2004
		Gross
		Unrealized	Gross Fair
Cost		Losses	Value
Auction rate securities	$5,000,000	$-	$5,000,000
Other debt securities	1,000,000	4,060	$995,940
Total securities	$6,000,000	$4,060	$5,995,940

All of the available-for-sale securities held by the Company at December 31, 2005 were due in one year or less.

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

Note 10 - Commitments and Contingencies

Settlement Agreements

In April 2002, we entered into a letter agreement with Hermitage Capital Corporation (“Hermitage”), as placement agent, the stated term of which was from April 30, 2002 through September 30, 2004. As of February 2003, we entered into a settlement agreement with Hermitage pursuant to which, among other things: the letter agreement was terminated; the parties gave mutual releases relating to the letter agreement; and we agreed to issue Hermitage or its designees, upon the closing of certain transactions contemplated by a separate settlement agreement between us and Lancer Offshore, Inc., warrants exercisable until February 2006 to purchase an aggregate of 60,000 shares of common stock for $2.50 per share (or 17,046 shares of our common stock for $8.80 per share, if adjusted for the reverse stock split pursuant to the antidilution provisions of such warrant, as amended). Because Lancer Offshore, Inc. never satisfied the closing conditions and, consequently, a closing has not been held, we have not issued any warrants to Hermitage in connection with our settlement with them. In June 2004, Hermitage threatened to sue us for warrants it claims are due to it under its settlement agreement with us as well as a placement fee and additional warrants it claims are, or will be, owed in connection with our initial public offering completed on September 24, 2004, as compensation for allegedly introducing us to one of the underwriters. We had some discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims, most recently in January 2005. We have not heard from Hermitage since then. As of December 31, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

In June 2002, the Company entered into a settlement agreement with one of its suppliers. The Company had an outstanding liability to such supplier in the amount of approximately $1,900,000. Pursuant to this settlement agreement, the Company and the supplier agreed to release each other from any and all claims or liabilities, whether known or unknown, that each had against the other as of the date of the settlement agreement, except for obligations arising out of the settlement agreement itself. The settlement agreement required the Company to grant to the supplier (i) warrants to purchase 170,460 shares of common stock of the Company at an exercise price of approximately $10.56 per share that expire in June 2007 and (ii) cash payments of an aggregate amount of $650,000 in three installments. The warrants were valued at $400,000 using the Black-Scholes model. Accordingly, the Company recorded a gain of approximately $850,000 based on such settlement agreement. On June 19, 2002, the Company issued the warrant to the supplier, and on August 7, 2002, the Company satisfied the first $300,000 installment of the agreement. The second installment of $100,000 was due on February 7, 2003, and the Company paid $75,000 towards the installment. On November 11, 2004, after the successful closing of its initial public offering, the Company paid an additional $25,000 and agreed with the supplier to pay the remaining $250,000 over time. The outstanding balance at December 31, 2005 was $150,000 and is included in “Accounts Payable” on the Consolidated Balance Sheet.

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

In August 2002, the Company entered into a subscription agreement with Lancer Offshore, Inc. (“Lancer”). The subscription agreement provided, among other things, that Lancer would purchase, in several installments, (1) $3,000,000 principal amount of secured notes due March 15, 2003 convertible into 340,920 shares of the Company’s common stock and (2) warrants to purchase until December 2007 an aggregate of 68,184 shares of the Company’s common stock at an exercise price of approximately $8.80 per share.
In accordance with the subscription agreement, the first installment of securities, consisting of $1,500,000 principal amount of the notes and 34,092 of the warrants (which 34,092 warrants had nominal value at such time), were tendered. However, Lancer failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which, (i) the parties terminated the subscription agreement; (ii) Lancer agreed to surrender 12,785 of the original 34,092 warrants issued to it; (iii) the warrants that were not surrendered were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-for one reverse stock split of the Company’s common stock that was contemplated at such time but never consummated; and (iv) the secured convertible note in the principal amount of $1,500,000 referred to above was cancelled. Lancer agreed, among other things, to deliver to the Company at or prior to a subsequent closing the cancelled note and warrants and to reaffirm certain representations and warranties and, subject to the satisfaction of these and other conditions, the Company agreed to issue to Lancer at such subsequent closing an unsecured note in the principal amount of $1,500,000 bearing no interest, not convertible into common stock and due on January 31, 2004 or earlier under certain circumstances. Lancer never fulfilled the conditions to the subsequent closing and, accordingly, the Company never issued the $1,500,000 note that the settlement agreement provided would be issued at such closing.

The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004, in the U.S. District Court for the Southern District of Florida (the “Ancillary Proceeding”). That action was ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No.03-CV-80612, pending in the U.S. District Court for the Southern District of Florida, in which the court had appointed a Receiver to manage Lancer and various related entities (the “Receivership). In the Ancillary Proceeding, the Receiver sought payment of $1,500,000, together with interest, costs and attorneys’ fees, as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of the Company’s common stock for $2.50 per share (or 21,308 shares of the Company’s common stock for $8.80 per share, if adjusted for the 0.2841-for-one reverse stock split the Company effected on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended). On or about April 29, 2004, the Company served an answer in which it denied liability for, and asserted numerous defenses to, the Receiver’s claims. In addition, on or about March 30, 2004, the Company asserted claims for damages against Lancer Offshore, Inc. that exceeded the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership.

On December 19, 2005, the U.S. District Court for the Southern District of Florida approved the Stipulation of Settlement with respect to the Ancillary Proceeding dated November 8, 2005 (the “Settlement”). Pursuant to the terms of the Settlement, the Company agreed to pay the Receiver an aggregate of $900,000 under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, the Company issued to the Receiver warrants to purchase 21,308 shares of the Company’s common stock at $1.50 per share exercisable until January 18, 2009.

The Company had reserved for the Ancillary Proceeding on its balance sheet as of December 31, 2004 as a $1,500,000 accrued liability. As a result of the above Settlement the Company has adjusted such accrual liability and recorded a note payable to the Receiver to reflect the present value of the above amounts due to the Receiver of $859,565 of which $295,838 is reflected as short-term note payable and $563,727 reflected as a long-term note payable. Additionally, we recorded the issuance of the warrants issued at their fair market value of $17,348 based on a Black-Scholes calculation. Such Settlement resulted in a gain of $623,087 recorded in the fourth quarter of 2005 which is recorded as “Other Income” on the consolidated statements of operations as it was for compensation for damages sustained in the financing transaction.

Suppliers

The Company is committed to use one supplier for its production of products for sale in Europe; however no minimum purchase requirements are in effect.

Contractual Obligations

The following tables summarize our minimum contractual obligations and commercial commitments as of December 31, 2005:

NEPHROS, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements

	Payments Due in Period
Contractual Obligations	Total	Within 1 Year	Years 1 - 3	Years 3 - 5

Open Purchase Orders	$52,306	$52,306	$-	$-

Leases	90,504	90,504	-	-

Employment Contracts	427,500	285,000	142,500	-

Total	$570,310	$427,810	$142,500	$-

The accompanying consolidated financial statements for the year ended December 31, 2005, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Company’s consolidated financial statements, the Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Employee Severance Agreement

The Company has provided for the severance costs associated with the termination of the employment of Jan Rehnberg, our Senior Vice President, Marketing and Sales. In accordance with the terms and provisions of an employment agreement we are required to pay a one-time lump sum severance payment of approximately $318,250 to Mr. Rehnberg during the second quarter of 2006.

Note 11 - Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2005	2004
U.S. federal statutory rate	35.00%	35.00%
State & local taxes	6.13%	8.14%
Tax on foreign operations	(10.68)%	(6.19)%
Other	0.10%	(0.81)%
Valuation Allowance	(30.55)%	(36.14)%
Effective tax rate	0.00%	0.00%

Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are shown below:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$12,077,036	$10,584,348
Research and development credits	745,141	651,498
Nonqualified stock option compensation expense	1,130,179	969,779
Other Temporary Book - Tax differences	52,968	(6,036)

Total deferred tax assets	14,005,324	12,199,589
Valuation allowance for deferred tax assets	(14,005,324)	(12,199,589)
Net deferred tax assets	$—	$—

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

At December 31, 2005, the Company had Federal, New York State and New York City income tax net operating loss carryforwards of approximately $24.6 million each and foreign income tax net operating loss carryforwards of approximately $4.8 million. The Company also had Federal and New York State research tax credit carryforwards of approximately $742,000 each at December 31, 2005. The Federal net operating loss and tax credit carryforwards will expire at various times between 2012 and 2025 unless utilized.

The Company's net operating losses carry forwards and net losses for each jurisdiction as of December 31, 2005 and 2004 are shown below:

	US		IRELAND		Total
	2005	2004	2005	2004	2005	2004

Net Operating Loss Carryforwards	$24,579,888	$22,030,079	$4,836,445	$2,692,672	$29,416,333	$24,722,751

Net Loss	$2,872,981	$5,540,679	$2,595,196	$2,055,801	$5,468,177	$7,596,480

Note 12 - Related Party Transactions

a.
In April 2002, the Company issued convertible notes in the aggregate principal amount of $250,000, pursuant to which the Company agreed to pay to each holder the principal amount due under such holder’s convertible note, together with interest on the unpaid principal amount at the rate of 6% per annum, compounded semi-annually, from the date of the convertible note.

These notes were convertible, into 250,000 shares of the Company’s series A convertible preferred stock or 250,000 shares of the Company’s series C convertible preferred stock at the Company’s election. In addition, the Company had agreed to issue warrants to these note holders to purchase through April 2004, an additional 125,000 shares of its series A convertible preferred stock or such common shares as would be issuable upon conversion of the preferred stock.

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

b.
In May 2003, the Company entered into a Commitment Agreement with a holder of more than 5% of the Company’s stock, pursuant to which, the Company agreed to sell convertible bridge notes in the aggregate principal amount of $1,000,000 at face value. The outstanding principal amount of such convertible bridge notes, together with interest at the rate of 6% per annum, would become due and payable on January 26, 2004. Pursuant to the Commitment Agreement, the Company offered the holders of its then outstanding capital stock and convertible notes the opportunity to invest in a portion of the bridge notes pro rata, in accordance with the number of shares of common stock then held, or issuable upon conversion of the capital stock and convertible notes then held, by them. Under the Commitment Agreement, such 5% holder had agreed to purchase additional bridge notes, if and to the extent that the other security holders elected not to purchase their respective pro rata shares of the bridge notes, thus ensuring that the Company would sell exactly $1,000,000 in aggregate principal amount of bridge notes. In June 2003, the Company sold the convertible bridge notes to twenty-three of the Company’s security holders. Pursuant to the Commitment Agreement, the 5% holder had the right to elect whether he and the other holders would have the option to convert the bridge notes and purchase additional shares of series D convertible preferred stock at any time prior to the earlier of (i) 10 days after the Company notified such 5% holder that the Company obtained a CE mark on the initial product and (ii) January 15, 2004. The Company received such CE mark on July 31, 2003 and promptly notified such 5% holder thereof. On August 1, 2003, the 5% holder elected to proceed with the conversion and purchase. As of September 11, 2003, each of the holders converted its bridge note into shares of series D convertible preferred stock at a conversion price equal to the liquidation preference of the series D convertible preferred stock, in accordance with the terms thereof.

Pursuant to the terms of the bridge notes, in order to convert each holder’s bridge note, such holder was required to commit to purchase, for the aggregate liquidation preference thereof, a number of additional shares of series D convertible preferred stock having an aggregate liquidation preference equal to any amount, at such holder’s option, between 9 and 11 times the principal amount of the bridge note being converted. The purchase of the additional shares of series D convertible preferred stock occurred in three installments, with 3,993,793 shares purchased at the time of conversion on September 11, 2003, another 3,000,000 shares purchased as of December 1, 2003, and the remaining 3,811,538 shares purchased as of March 3, 2004.

c.
The Chairman of the Company’s Board is the Chairman of Columbia University’s Department of Surgery. The Company licenses the right to use approximately 2,678 square feet of office space from the Trustees of Columbia University. The term of the license agreement is for one year through June 30, 2006 at a monthly cost of $10,184, including monthly internet access. The Company does not currently have any other material relationship with Columbia University.

Note 13 - Subsequent Events

On April 19, 2006, the Company received notice (the “Amex Notice”) from the American Stock Exchange (the “Amex”) regarding the Company’s failure to timely file its annual report on Form 10-KSB for the year ended December 31, 2005. According to the Amex Notice, the Company’s failure to timely file its annual report resulted in a violation of Sections 134 and 1101 of the Amex Company Guide and the Company’s listing agreement with the Amex. The Amex Notice further stated that, pursuant to Section 1003(d) of the Amex Company Guide, the Amex is authorized to suspend and, unless prompt corrective action is taken, remove the Company’s securities from the Amex. The Company believes that the filing of this annual report on Form 10-KSB would likely constitute such corrective action.

As a result of the Company’s failure to timely file its annual report on Form 10-KSB, the Company has breached the Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Company and the Investors (as defined therein). Specifically, the Company’s delay in filing this Form 10-KSB constitutes a breach of the Company’s covenant in the Registration Rights Agreement to comply with all reporting requirements under the Exchange Act. The Company anticipates obtaining a waiver of this breach from the Investors. However, there can be no assurance that the Company will succeed in obtaining such waivers and, if these waivers are not obtained, then the Investors may have claims against the Company for damages that they incur as a result of such breach.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB, and has concluded that a material weakness existed in our internal control over financial reporting with respect to our financial closing and review and analysis process

We are not an ‘‘accelerated filer’’ as defined in Rule 12b-2 of the Exchange Act. Accordingly, our management is not required to perform an assessment of its internal control over financial reporting for, and its management report on its internal control over financial reporting is not required to be included in, our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. However, in connection with the audit of our financial statements, our auditors identified a material adjustment to accrued severence expense for the recognition of employee severance relating to the closing process with respect to the termination of one of our employees and a number of other adjustments relating to the closing process that were immaterial. We promptly recorded such adjustments, pursuant to which we accrued severance costs in the fourth quarter of 2005 associated with the termination of the employment of Jan Rehnberg, our Senior Vice President, Marketing and Sales, arising from our requirement to make a one-time lump sum severance payment of approximately $318,360 to Mr. Rehnberg during the second quarter of 2006.

Our management concluded that our failure to book these severance and other adjustments prior to our auditors bringing them to our attention evidenced a material weakness in our internal control over financial reporting with respect to our financial closing and review and analysis process. The Audit Committee of our Board of Directors is continuing its review of our internal controls to determine how this material weakness occurred and how to implement controls designed to avoid the occurrence of this kind of problem in the future.

We believe that the failure to timely book these charges likely resulted from the recent transitions in the office of our Chief Financial Officer. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls.

In addition, we reviewed our internal controls over financial reporting, and there has been no change in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information.

 Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Directors, Director Nominees and Executive Officers” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

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

Item 10. Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 12. Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 13. Exhibits.

EXHIBIT INDEX

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant. (5)

3.2	Amended and Restated By-laws of the Registrant. (1)

4.1	Specimen of Common Stock Certificate of the Registrant. (1)

4.2	Form of Underwriter’s Warrant. (1)

4.3	Form of Convertible Promissory Note due August 7, 2002. (1)

4.4	Form of Senior Convertible Bridge Notes due 2004. (1)

4.5	Class C Warrant for the Purchase of Shares of Common Stock, dated September 22, 2003, issued to Joseph Giamanco by the Registrant. (1)

4.6	Class C Warrant for the Purchase of Shares of Common Stock, dated September 22, 2003, issued to George Hatsopoulous by the Registrant. (1)

4.7	Stock Purchase Warrant, dated June 19, 2002, issued to Plexus Services Corp. by the Registrant. (1)

4.8	Class A Warrant for the Purchase of Shares of Common Stock, dated August 5, 2002, issued to Lancer Offshore, Inc. (1)

4.9	Warrant for the purchase of shares of common stock dated January 18, 2006, issued to Marty Steinberg, Esq., as Court-appointed Receiver for Lancer Offshore, Inc.

10.1	Amended and Restated 2000 Nephros Equity Incentive Plan. (1) (2)

10.2	2004 Nephros Stock Incentive Plan. (1) (2)

10.3	Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock. (1)

10.4
Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein). (1)

10.5	Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant. (1) (2)

10.6	Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant. (1) (2)

10.7	Amendment to Employment Agreement dated as of May 31, 2004 between Norman J. Barta and the Registrant. (1) (2)

10.8	Form of Employee Patent and Confidential Information Agreement. (1)

10.9	Form of Employee Confidentiality Agreement. (1)

10.10	Settlement Agreement dated June 19, 2002 between Plexus Services Corp. and the Registrant. (1)

10.11	Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant. (1)

10.12	Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant. (1)

10.13	License Agreement dated as of July 1, 2003 between the Trustees of Columbia University in the City of New York and the Registrant. (1)

10.14	Form of Transmittal Letter Agreement, dated as of April 28, 2004, between each holder of convertible promissory notes due August 7, 2002 and the Registrant. (1)

10.15	Commitment Agreement between Ronald Perelman and the Registrant, dated as of May 30, 2003. (1)

10.16	Form of Subscription Agreement between the Registrant and each purchaser of Senior Convertible Bridge Notes due 2004. (1)

10.17	Supply Agreement between Nephros, Inc. and Membrana GmbH, dated as of December 17, 2003. (1) (3)

10.18	Employment Agreement dated as of June 16, 2004 between Marc L. Panoff and the Registrant. (1) (2)

10.19	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of May 12, 2003. (1) (3)

10.20	License Agreement dated as of July 1, 2005 between the Trustees of Columbia University in the City of New York and the Registrant. (1)

10.21	HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)

10.22	Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)

10.23	Amendment No. 1 to 2004 Nephros Stock Incentive Plan. (2) (5)

10.24	Non-employee Director Compensation Summary. (2) (6)

10.25	Named Executive Officer Summary of Changes to Compensation. (2) (6)

10.26	Stipulation of Settlement Agreement between Lancer Offshore, Inc. and Nephros, Inc. approved on December 19, 2005.

10.27	Consulting Agreement, dated as of January 11, 2006, between the Company and Bruce Prashker. (2)

10.28	Summary of Changes to Chief Executive Officer’s Compensation. (2)

10.29	Employment Agreement, dated as of February 28, 2006, between the Company and Mark W. Lerner. (2)

10.30	Amended Supply Agreement between Nephros, Inc. and Membrana GmbH dated as of June 16, 2005. (3) (7)

10.31	Amended Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of March 22, 2005. (3)

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP, dated as of April 18, 2006.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------------
(1)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S- 1, File No. 333-116162.

(2)	Management contract or compensatory plan arrangement.

(3)	Portions omitted pursuant to a request for confidential treatment.
(4)	Incorporated by reference to Nephros, Inc.’s Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.
(5)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005.
(6)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 16, 2005.
(7)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 15, 2005.

Item 14. Principal Accountant Fees and Services.

The discussion under the heading “Auditor Services and Fees” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement. If such proxy statement is not filed on or before May 1, 2006, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS INC.

Date: April 19, 2006	By:	/s/ Norman J. Barta
Norman J. Barta
President and Chief Executive Officer

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date
/s/ Norman J Barta Norman J. Barta	President, Chief Executive Officer and Director (Principal Executive Officer)	April 19, 2006
/s/ Mark W. Lerner Mark W. Lerner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 19, 2006
/s/ Eric A. Rose, M.D. Eric A. Rose, M.D.	Chairman of the Board of Directors and Director	April 19, 2006
/s/ Lawrence J. Centella Lawrence J. Centella	Director	April 19, 2006
/s/ Donald G. Drapkin Donald G. Drapkin	Director	April 19, 2006
/s/ Howard Davis Howard Davis	Director	April 19, 2006
/s William J. Fox William J. Fox	Director	April 19, 2006
/s/ Bernard Salick, M.D. Bernard Salick, M.D.	Director	April 19, 2006
/s/ W. Townsend Ziebold, Jr. W. Townsend Ziebold, Jr.	Director	April 19, 2006