Form 10QSB
period 2006-05-22
NEPHROS INC
filed 2006-05-22
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
(Registrant’s telephone number,
including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: YES |  |  NO |X|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 15, 2006
Common Stock, $.001 par value	12,317,992

Transitional Small Business Disclosure Format: YES [ ] NO [X]

NEPHROS, INC. AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$51,161	$746,581
Short-term investments	3,655,264	4,500,000
Accounts receivable, less allowances: 2006: $18,697; 2005: $18,697	181,481	244,100
Inventory	903,067	814,548
Prepaid expenses and other current assets	354,882	358,306
Total current assets	5,145,855	6,663,535

Property and equipment, net	1,040,944	1,143,309
Other assets	17,731	17,731
Total assets	$6,204,530	$7,824,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$843,355	$766,158
Accrued expenses	469,734	451,109
Accrued severance expense	318,250	318,250
Note Payable - short-term portion	387,735	295,838
Total current liabilities	2,019,074	1,831,355

Note Payable - long-term portion	421,880	613,727
Total Liabilities	2,440,954	2,445,082

Stockholders' equity
Common stock	12,317	12,313
Additional paid-in capital	53,143,712	54,848,711
Deferred compensation	-	(2,189,511)
Accumulated other comprehensive loss	(102,106)	(49,137)
Accumulated deficit	(49,290,347)	(47,242,883)
Total stockholders' equity	3,763,576	5,379,493
Total liabilities and stockholders' equity	$6,204,530	$7,824,575

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2006	2005

Contract revenues	-	$1,750,000
Net product revenues	$174,360	151,665
Net revenues	174,360	1,901,665

Cost of product revenue	127,550	135,368
Inventory write-down	18,790	-
Cost of goods sold	146,340	135,368

Gross profit	28,020	1,766,297

Operating expenses:
Research and development	315,627	462,701
Selling, general and administrative	1,798,529	1,752,488
Total operating expenses	2,114,156	2,215,189

Loss from operations	(2,086,136)	(448,892)

Interest income	38,672	56,005

Net loss	$(2,047,464)	$(392,887)

Basic and diluted net loss per common share	$(0.17)	$(0.03)

Shares used in computing basic and diluted net loss
per common share	12,314,294	12,150,956

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:

Net loss	$(2,047,464)	$(392,887)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	47,093	73,775
Noncash stock-based compensation	483,076	167,330

(Increase) decrease in operating assets:
Accounts receivable	66,308	(46,515)
Inventory	(71,228)	66,474
Prepaid expenses and other current assets	3,400	(40,479)
Other assets	-	(1,500)

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(24,133)	(10,972)
Deferred revenue	-	(23,663)
Net cash used in operating activities	(1,542,948)	(208,437)

Investing activities
Purchase of property and equipment	-	(112,064)
Redemption of short-term investments	844,736
Net cash provided by (used in) investing activities	844,736	(112,064)

Financing activities
Proceeds from private placement of common stock	-	955,521
Adjustment to proceeds from IPO of common stock	-	44,361
Proceeds from exercise of stock options	1,440	-
Net cash provided by financing activities	1,440	999,882

Effect of exchange rates on cash	1,352	(83,469)

Net (decrease) / increase in cash and cash equivalents	(695,420)	595,912

Cash and cash equivalents, beginning of period	746,581	3,719,181
Cash and cash equivalents, end of period	$51,161	$4,315,093

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
				Additional	Other
	Common Stock		Deferred	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Compensation	Capital	Income	Deficit	Total

Balance, December 31, 2004	12,120,248	$12,120	$(2,479,317)	$53,740,171	$152,373	$(41,774,706)	$9,650,641

Comprehensive loss:
Net loss	-	-	-	-	-	(5,468,177)	(5,468,177)
Net unrealized losses on foreign currency translation	-	-	-	-	(205,570)	-	(205,570)
Net unrealized gains on available-for-sale securites	-	-	-	-	4,060	-	4,060
Comprehensive loss							(5,669,687)
Amortization of deferred compensation	-	-	378,430		-	-	378,430
Issuance of Noncash stock-based compensation			(173,347)	173,347
Cancelled stock options due to terminations	-	-	84,723	(84,723)	-	-	-
Exercise of stock options	8,996	9	-	2,870	-	-	2,879
Adjustment to issuance of common stock in
connection with initial public offering	-	-	-	44,361	-	-	44,361
Issuance of common stock in connection with
private placement	184,250	184	-	955,337	-	-	955,521
Issuance of warrants in connection with
settelement of legal proceedings	-	-	-	17,348	-	-	17,348
Balance, December 31, 2005	12,313,494	12,313	(2,189,511)	54,848,711	(49,137)	(47,242,883)	5,379,493
Comprehensive loss:
Net loss						(2,047,464)	(2,047,464)
Net unrealized losses on foreign currency translation					(52,969)		(52,969)
Comprehensive loss							(2,100,433)
Elimination of deferred compensation			2,189,511	(2,189,511)			-
Noncash stock-based compensation				483,076			483,076
Exercise of stock options	4,498	4		1,436			1,440
Balance, March 31, 2006 (unaudited)	12,317,992	$12,317	$-	$53,143,712	$(102,106)	$(49,290,347)	$3,763,576

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the periods ended March 31, 2006 and 2005
(unaudited)

1. Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (together the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accrued severance expense was taken out of the prior year presentation of total accrued expenses and presented separately on the balance sheet to be consistent with the current period presentation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company’s current cash flow projections, the Company will need to raise additional funds through either the licensing of its technologies or the additional public or private offerings of its securities. The Company is currently investigating additional funding opportunities, talking to various potential investors who could provide financing and the Company believes that it will be able to secure financing in the near term. However, there is no guarantee that the Company will be able to obtain further financing. If the Company is unable to raise additional funds on a timely basis or at all, the Company would be adversely affected.

2. Stock Based Compensation

Prior to January 1, 2006, the Company accounted for its stock compensation arrangements with employees using the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and the related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in net income, other than certain options that were granted prior to the Company’s initial public offering in September 2004. Stock options granted in subsequent periods had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. “SFAS 123R” requires the recognition of compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows. Deferred compensation of $2,189,511 related to the awards granted in periods prior to January 1, 2006 were eliminated against additional paid-in capital, as required by SFAS 123R.

Prior to the Company’s initial public offering, options were granted to employees, non-employees and non-employee directors at exercise prices which were lower than the fair market value of the Company’s stock on the date of grant. After the date of the Company’s initial public offering, stock options are granted to employees, non-employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Stock options granted have a life of 10 years and vest upon a combination of the following: immediate vesting; straight line vesting of two, three, or four years; and upon the achievement of certain milestones. Expense is recognized, net of expected forfeitures, over the vesting period of the options. Stock based compensation expense recognized for the three months ended March 31, 2006 was approximately $483,076, or $0.04 per share.

Fair values for the first quarter of 2006 and 2005 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2006	2005

Expected Volatility	65 % to 92%	80%
Risk-free interest rate	4.3 % to 4.8%	4.0%
Expected life of options (in years)	5.8 to 6.0	7.0

There is no expected dividend yield. Expected volatility is based on historical volatility of the Company’s common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected life of the options. For the expected life, the Company is using the simplified method as described in the SEC Staff Accounting Bulletin 107. This method assumes that stock option grants will be exercised based on the average of the vesting periods and the grant’s life.

Stock-based employee compensation for the three months ended March 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three months ended March 31, 2005 as if stock-based compensation had been computed under SFAS 123:

Three Months Ended March 31, 2005

Net loss as reported	$(392,887)
Add back: compensation expense recorded under the intrinsic method	167,330
Deduct: compensation expense under the fair value method	(249,362)

Pro forma net loss using the fair value method	$(474,919)

Net loss per share:
As reported	$(0.03)
Pro forma	$(0.04)

The weighted-average fair value of stock options granted for the three-month period ended March 31, 2006 was $3.64. No stock options were granted in the three-month period ended March 31, 2005. The total fair value of shares vested during the three-month periods ended March 31, 2006 and 2005 was $483,076 and $249,362, respectively. Such amounts are recorded in selling, general and administrative expense. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1,880,837, which will be amortized over the weighted-average remaining requisite service period of 1.3 years for all unvested options.

      The following table summarizes stock option activity for the three-month period ended March 31, 2006:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 1, 2006	1,884,537	$1.91
Granted	200,500	2.12
Exercised	(4,499)	0.32
Canceled or expired	(123,753)	2.60

Outstanding at March 31, 2006	1,956,785	$1.88

Exercisable at March 31, 2006	1,317,902	$1.53

The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $1,386,499. The aggregate intrinsic value of stock options currently exercisable at March 31, 2006 was $1,262,672. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

There were no tax benefits recognized related to stock-based compensation and related cash flow impacts during the first quarter of 2006, as the Company is in a net operating loss position.

3. Loss per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” net loss per common share amounts (“basic EPS”) was computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options and warrants exercisable to purchase in the aggregate 2,354,102 and 2,249,857 common shares from the computation of diluted EPS for the three month periods ended March 31, 2006 and 2005, respectively.

4. Inventory

The Company’s inventory as of March 31, 2006 and December 31, 2005 was as follows:

	March31, 2006	December 31, 2005

Raw Materials	$166,394	$153,299
Finished Goods	736,673	661,249

Total Inventory	$903,067	$814,548

5. Commitments and Contingencies

Settlement Agreements

In April 2002, the Company entered into a letter agreement with Hermitage Capital Corporation (“Hermitage”), as placement agent, the stated term of which was from April 30, 2002 through September 30, 2004. As of February 2003, the Company entered into a settlement agreement with Hermitage pursuant to which, among other things: the letter agreement was terminated; the parties gave mutual releases relating to the letter agreement, and the Company agreed to issue Hermitage or its designees, upon the closing of certain transactions contemplated by a separate settlement agreement between the Company and Lancer Offshore, Inc. (“Lancer”), warrants exercisable until February 2006 to purchase an aggregate of 60,000 shares of common stock for $2.50 per share (or 17,046 shares of the Company’s common stock for $8.80 per share, adjusted for the reverse stock split pursuant to the antidilution provisions of such warrant, as amended.) Because Lancer never satisfied the closing conditions and, consequently, a closing has not been held, the Company has not issued any warrants to Hermitage in connection with the Company’s settlement with them. In June 2004, Hermitage threatened to sue the Company for warrants it claims are due to it under its settlement agreement with the Company as well as a placement fee and additional warrants it claims are, or will be, owed in connection with the Company’s initial public offering completed on September 24, 2004, as compensation for allegedly introducing the Company to one of the underwriters. The Company had some discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims, most recently in January 2005. The Company has not heard from Hermitage since then. As of March 31, 2006, no loss amount has been accrued because a loss is not considered probable or estimable.

In June 2002, the Company entered into a settlement agreement with one of its suppliers. The Company had an outstanding liability to such supplier in the amount of approximately $1,900,000. Pursuant to this settlement agreement, the Company and the supplier agreed to release each other from any and all claims or liabilities, whether known or unknown, that each had against the other as of the date of the settlement agreement, except for obligations arising out of the settlement agreement itself. The settlement agreement required the Company to grant to the supplier (i) warrants to purchase 170,460 shares of common stock of the Company at an exercise price of approximately $10.56 per share that expire in June 2007 and (ii) cash payments of an aggregate amount of $650,000 in three installments. The warrants were valued at $400,000 using the Black-Scholes model. Accordingly, the Company recorded a gain of approximately $850,000 based on such settlement agreement. On June 19, 2002, the Company issued the warrant to the supplier, and on August 7, 2002, the Company satisfied the first $300,000 installment of the agreement. The second installment of $100,000 was due on February 7, 2003, and the Company paid $75,000 towards the installment. On November 11, 2004, after the successful closing of its initial public offering, the Company paid an additional $25,000 and agreed with the supplier to pay the remaining $250,000 over time. The outstanding balance at March 31, 2006 was $125,000 and is included in “Accounts Payable” on the consolidated balance sheet. As agreed with the supplier, the Company will retire the remaining balance by making five quarterly payments each in the amount of $25,000.

In August 2002, the Company entered into a subscription agreement with Lancer. The subscription agreement provided, among other things, that Lancer would purchase, in several installments, (1) $3,000,000 principal amount of secured notes due March 15, 2003 convertible into 340,920 shares of the Company’s common stock and (2) warrants to purchase until December 2007 an aggregate of 68,184 shares of the Company’s common stock at an exercise price of approximately $8.80 per share. In accordance with the subscription agreement, the first installment of securities, consisting of $1,500,000 principal amount of the notes and 34,092 of the warrants (which 34,092 warrants had nominal value at such time), were tendered. However, Lancer failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which, (i) the parties terminated the subscription agreement; (ii) Lancer agreed to surrender 12,785 of the original 34,092 warrants issued to it; (iii) the warrants that were not surrendered were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a 0.2248318-for one reverse stock split of the Company’s common stock that was contemplated at such time but never consummated; and (iv) the secured convertible note in the principal amount of $1,500,000 referred to above was cancelled. Lancer agreed, among other things, to deliver to the Company at or prior to a subsequent closing the cancelled note and warrants and to reaffirm certain representations and warranties and, subject to the satisfaction of these and other conditions, the Company agreed to issue to Lancer at such subsequent closing an unsecured note in the principal amount of $1,500,000 bearing no interest, not convertible into common stock and due on January 31, 2004 or earlier under certain circumstances. Lancer never fulfilled the conditions to the subsequent closing and, accordingly, the Company never issued the $1,500,000 note that the settlement agreement provided would be issued at such closing.

The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004, in the U.S. District Court for the Southern District of Florida (the “Ancillary Proceeding”). That action was ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No.03-CV-80612, pending in the U.S. District Court for the Southern District of Florida, in which the court had appointed a Receiver to manage Lancer and various related entities (the “Receivership”). In the Ancillary Proceeding, the Receiver sought payment of $1,500,000, together with interest, costs and attorneys’ fees, as well as delivery of a warrant evidencing the right to purchase until December 2007 an aggregate of 75,000 shares of the Company’s common stock for $2.50 per share (or 21,308 shares of the Company’s common stock for $8.80 per share, if adjusted for the 0.2841-for-one reverse stock split the Company effected on September 10, 2004 pursuant to the antidilution provisions of such warrant, as amended). On or about April 29, 2004, the Company served an answer in which it denied liability for, and asserted numerous defenses to, the Receiver’s claims. In addition, on or about March 30, 2004, the Company asserted claims for damages against Lancer Offshore, Inc. that exceeded the amount sought in the Ancillary Proceeding by submitting a proof of claim in the Receivership.

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

The Company had reserved for the Ancillary Proceeding on its balance sheet as of December 31, 2004 as a $1,500,000 accrued liability. As a result of the above Settlement the Company has adjusted such accrual liability and recorded a note payable to the Receiver to reflect the present value of the above amounts due to the Receiver of $859,565 of which $387,685 is reflected as short-term note payable and $371,880 reflected as a long-term note payable. Additionally, the Company recorded the issuance of the warrants issued at their fair market value of $17,348 based on a Black-Scholes calculation. Such Settlement resulted in a gain of $623,087 recorded in the fourth quarter of 2005.

Employee Severance Agreement

In the results ended December 31, 2005, the Company provided $318,250 for the severance costs associated with the termination of the employment of Jan Rehnberg, our former Senior Vice President, Marketing and Sales. These severance expenses were reported within accrued expenses and are now presented as accrued severance expenses at both March 31, 2006 and December 31, 2005. In accordance with the terms and provisions of his employment agreement the Company paid a one-time lump sum severance payment of $253,856 to Mr. Rehnberg on April 19, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the SEC on April 20, 2006. Operating results are not necessarily indicative of results that may occur in future periods.

Financial Operations Overview

Revenue Recognition:  Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104 Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

Cost of Product Revenue: Cost of product revenue represents the acquisition cost for the products we purchase from our third party manufacturers as well as damaged and obsolete inventory written off.

Research and Development: Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees of our scientific and engineering consultants and related costs, clinical studies, machine and product parts and software and product testing. We expense research and development costs as incurred.

Selling, General and Administrative: Selling, general and administrative expenses consist primarily of sales and marketing expenses as well as personnel and related costs for general corporate functions, including finance, accounting, legal, human resources, facilities and information systems expense.

Business Overview

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

Our OLpūr HD190 cartridge, as well as our OLpūr MDHDF filter series, have received Conformité Européene, or CE, markings, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our ESRD therapy products in the European Union and certain other countries that recognize CE marking. TUV Rheinland of North America, Inc., a worldwide testing and certification agency (also referred to as a notified body), has reviewed technical files and approved our use of the CE mark as well as certified that our quality management system meets the requirements of EN ISO 13485 / 2003. We are therefore certified to sell our MD190 and MD220 hemodiafilters in the European Union.

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

Liquidity and Going Concern

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in our 2005 Annual Report on Form 10-KSB expressing doubt as to our ability to continue as a going concern. The financial statements included in our Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, and in order to comply with the American Stock Exchange’s continued listing standards, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms or do so on terms that will satisfy the American Stock Exchange’s continued listing standards. If we are unable to raise additional funds on a timely basis, or at all, we would be adversely affected and may receive a delisting notice from the American Stock Exchange.

Plan of Operation

Based on our cash flow projections, we believe our existing cash resources, together with our expected revenues from product sales, will be sufficient to satisfy our cash needs through the third quarter of 2006. We have determined, however, that we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. The Company is currently investigating additional funding opportunities and we believe that we will be able to secure financing in the near term. However, there is no guarantee that we will be able to obtain further financing. For additional information about our liquidity, please see the section “Liquidity and Capital Resources” below.

We anticipate focusing our research and development efforts during the next six months on:

•
advancing our OLpūr H2H product development in order to eventually apply for regulatory approval for the OLpūr H2H product in the European Community which we have targeted for the third quarter of 2006;

•
advancing our OLpūr H2H product development in order to eventually apply for regulatory approval for the OLpūr H2H and the OLpūr MD190 in the United States which we have targeted for the second half of 2006;

•
advancing our OLpūr NS2000 product development in conjunction with a European dialysis machine manufacturer in order to eventually obtain regulatory approval in the European Community and in the United States in 2007; and

•	developing alternative configurations using our proprietary water filtration technology to address a growing range of market opportunities.

We anticipate focusing our sales and marketing efforts over the next six months primarily on our OLpūr MD190 product in Cyprus, Denmark, France, Germany, Greece, Ireland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom (our “Target European Market”).

Over the next six months, we currently expect to spend approximately: $0.8 million for the marketing and sales of our OLpūr MD190 product, including direct personnel costs, marketing clinical studies, product sampling and exhibiting at trade shows; $1.1 million to conduct clinical studies and pursue U.S. regulatory approvals with respect to both our OLpūr MD190 and our OLpūr H2H products; $200,000 in settlement payments to the Receiver of Lancer Offshore, Inc.; $50,000 in settlement payments to the Plexus Technology Group; approximately $100,000 in capital expenditures to upgrade our manufacturing capabilities; $253,856 to meet severance obligations; and $250,000 to fund the development of our water filtration business.

In June 2005, we renewed our supply agreement with our fiber supplier, Membrana GmbH. Pursuant to the agreement, Membrana will be our exclusive provider of the fiber for the OLpūr MDHDF filter series in the European Union as well as certain other territories through September 2009. Notwithstanding the exclusivity provisions, we may purchase membranes from other providers if Membrana is unable to timely satisfy our orders, or if Membrana cannot offer us a price that is competitive with offers from other providers. If and when the volume-discount pricing provisions of our agreement with Membrana become applicable, for each period we will record inventory and cost of goods sold for our fiber requirements pursuant to our agreement with Membrana GmbH based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount.

On October 3, 2005, we gave notice of our intention to terminate the employment of Jan Rehnberg, our Senior Vice President, Marketing and Sales. In accordance with the terms and provisions of an employment agreement we entered into with Mr. Rehnberg effective January 1, 2004, the Company is required to give him six months notice of termination. We made a one-time lump sum severance payment of $253,856 to Mr. Rehnberg on April 19, 2006.

On December 19, 2005, the U.S. District Court for the Southern District of Florida approved the Stipulation of Settlement, dated November 8, 2005 (the “Settlement”), with respect to the action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004, in the U.S. District Court for the Southern District of Florida (the “Ancillary Proceeding”), which is further described herein and in our Annual Report on Form 10-KSB. Pursuant to the terms of the Settlement, we agreed to pay the Receiver an aggregate of $900,000 under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, we issued to the Receiver warrants to purchase 21,308 shares of our common stock at $1.50 per share exercisable until January 18, 2009.

In January 2006, we received our first Purchase Order from a major hospital in New York City for our new water filtration device. The hospital has placed an initial order for our new DSU, to be used initially in the hospital’s patient showers. This first Purchase Order is not expected to, by itself, result in material net revenues.

On March 3, 2006, we entered into a letter agreement (the “Employment Letter Agreement”) with Mark W. Lerner, engaging Mr. Lerner to serve as our Chief Financial Officer, starting March 6, 2006. The Employment Letter Agreement provides that Mr. Lerner will receive a starting base salary of $175,000 per year, and will be eligible to receive a bonus of up to 20% of his base salary, or more, for the achievement of performance objectives, subject to approval by our Chief Executive Officer and the Compensation Committee of the Board of Directors. On March 6, 2006 the Board of Directors granted to Mr. Lerner options to purchase 40,000 shares of our common stock. The option has vested with respect to 10,000 shares. The remainder of the option will vest in three equal installments beginning on the anniversary of the grant date.

Critical Accounting Policies

   Refer to “Management’s Discussion and Analysis or Plan of Operation” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for disclosures regarding the Company’s critical accounting policies. There were no changes to these accounting policies during the three months ended March 31, 2006.

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

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenues

Revenues decreased to $174,360 for the three months ended March 31, 2006 from $1,901,665 for the three months ended March 31, 2005. In the current quarter, product revenues amounted to $174,360 representing a 15% increase over the product revenues reported in the prior period. The increase in product revenues is primarily due to volume gains as average realized selling prices were unchanged from the prior period. Results for March 31, 2005 include the licensing revenues of $1,750,000 resulting from our agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”) and $151,665 in product revenues from shipments of our OLpūr MD190 product to customers in our Target European Market.

Cost of Goods Sold

Cost of goods sold increased to $146,340 for the three months ended March 31, 2006 from $135,368 for the three months ended March 31, 2005. The cost of goods sold for the three months ended March 31, 2006 includes an inventory write-off of $18,790 for obsolete inventory and $127,550 for the cost of product revenue. Cost of product revenue represented the cost of our OLpūr MD190 product sold to customers in our Target European Market. As a percentage of sales, cost of product revenues decreased in the current quarter to 73.2% compared to 89.3% in the prior year period. The improvement reflects decreases in both unit assembly costs and raw material expense.

Research and Development

Research and development expenses decreased to $315,627 for the three months ended March 31, 2006 from $462,701 for the three months ended March 31, 2005. This $147,074 decrease reflects lower development expenses related to our OLpūr H2H product as the engineering phase approaches completion and fewer contract hours logged by our outside developers in the current quarter. In addition, expenses for the three months ended March 31, 2005 include $39,000 for contract third party expenses to support the transition from Gamma Radiation product sterilization to Electron Beam Radiation sterilization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $1,798,529 for the three months ended March 31, 2006 from $1,752,488 for the three months ended March 31, 2005. This increase of $46,043 is primarily due to a $255,137 increase in general and administrative expenses being offset by a reduction in sales and marketing expenses of $209,094. The increase in general and administrative expenses is substantially due to salary expense associated with stock compensation in the amount of $483,076 for the three months ended March 31, 2006 compared to $167,330 in the prior period. This was mitigated by a reduction in the costs related to professional services. The decrease in sales and marketing expense is primarily due to a decrease in product sampling of our OLpūr MD190 product within our Target European Market reducing expenses by approximately $100,000 and reduction in marketing promotion and travel related expenses.

Interest Income

Interest income decreased to $38,672 for the three months ended March 31, 2006 from $56,005 for the three months ended March 31, 2005. The $17,333 decrease represents a decrease in interest income earned on cash deposits and short-term investments as a result of lower balances of our cash and cash equivalents and short-term investments during the quarter ended March 31, 2006.

Inventory

The $88,519 increase in inventory is primarily due to sales in the current quarter being less than initially forecast. We may be required to write down the value of our finished goods inventory in the future if our sales do not increase.

Liquidity and Capital Resources

Our financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2006, we had a deficit accumulated of $49.3 million and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering and from licensing revenue received from Asahi in March 2005.

At March 31, 2006, we had $51,161 in cash and cash equivalents and approximately $3.7 million in short-term investments. We believe that these funds and our anticipated cash flows will be sufficient to fund our currently planned operations though the end of the third quarter of 2006. This time frame estimate includes the costs associated with our clinical trials in the United States for our OLpūr MDHDF filters and H2H Module. Based on our current cash flow projections, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. We are currently investigating additional funding opportunities, talking to various potential investors who could provide financing and we believe that we will be able to secure financing in the near term. However, there is no guarantee that we will be able to obtain further financing at reasonable terms or at all.

Our future liquidity sources and requirements will depend on many factors, including:

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;
•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;
•	the timing and costs associated with obtaining the CE mark for products other than our OLpūr MDHDF filter series, for which the CE mark was obtained in July 2003, or United States regulatory approval;
•	the continued progress in and the costs of clinical studies and other research and development programs;
•	the costs involved in filing and enforcing patent claims and the status of competitive products; and
•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

•	for the marketing and sales of our products;
•	to complete certain clinical studies, obtain appropriate regulatory approvals and expand our research and development with respect to our ESRD therapy products;
•	to continue our ESRD therapy product engineering;
•	to pursue business opportunities with respect to our DSU water-filtration product;
•
to pay the Receiver of Lancer Offshore, Inc. amounts due under the settlement with respect to the Ancillary Proceeding between us and the Receiver (see Note 5 to our Condensed Consolidated Financial Statements for additional information regarding such payment);

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

 Net cash used in operating activities was $1.5 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005. Included in the prior year amounts is the impact of the Asahi contract revenue of $1,750,000 and cash used in operating activities in the three months ended March 31, 2005 of $1.5 million. The net loss in the current quarter includes the impact of non cash stock-based compensation in the amount of $483,076. Accounts receivable were significantly lower than the prior year due to improved collection activities. Inventory increased by $71,228 compared to a prior period reduction of $66,474. Current period inventory includes the impact of an $18,790 inventory write-down.

Net cash provided by investing activities was $844,736 for the three months ended March 31, 2006 compared to net cash used of $112,064 for the three months ended March 31, 2005. The current year source of cash reflects the redemption of short term securities liquidated to offset the operating cash deficiency. In the prior period, net cash use reflects fixed asset purchases, mainly manufacturing equipment.

 Net cash provided by financing activities was $1,440 for the three months ended March 31, 2006 compared to approximately $1.0 million for the three months ended March 31, 2005. The net cash provided in the current period reflects the exercise of options to purchase 4,499 shares of the Company’s common stock. Financing activities in the three months ended March 31, 2005 included net proceeds of approximately $956,000 from Asahi from the sale of 184,250 shares of our common stock pursuant to a Subscription Agreement dated March 2, 2005.

Certain Risks and Uncertainties

Our 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in such Form 10-KSB.

We may not be able to meet the American Stock Exchange’s continued listing standards and as a result, we may receive a delisting notice from the American Stock Exchange.

As previously disclosed in our 2005 Annual Report on Form 10-KSB, we failed to timely file our Form 10-KSB due to unanticipated delays, including the departure of our former Chief Financial Officer in January 2006 and the transition of duties in connection with the hiring of his replacement.

On April 19, 2006, we received notice (the “Amex Notice”) from the American Stock Exchange (the “Amex”) regarding our failure to timely file our 2005 Annual Report on Form 10-KSB for the year ended December 31, 2005. According to the Amex Notice, our failure to timely file our annual report resulted in a violation of Sections 134 and 1101 of the Amex Company Guide and our listing agreement with the Amex. The Amex Notice further stated that, pursuant to Section 1003(d) of the Amex Company Guide, the Amex is authorized to suspend and, unless prompt corrective action is taken, remove our securities from the Amex. The 2005 Annual Report on Form 10-KSB was filed on April 20, 2006 and we believe that the filing of the Form 10-KSB constituted such corrective action as required by the Amex. If we fail to timely file periodic reports in the future, we may receive a delisting notice from the Amex.

Additionally, the Amex Company Guide (Part 10, Section 1003) requires stockholders’ equity (for continued listing) of at least $6.0 million if a listed company has sustained net losses in its five most recent fiscal years. Section 1003 includes an exception to such requirement. Specifically, Amex will not normally consider suspending a listed company if the company (i) has a total market capitalization of at least $50 million; or total assets and revenue of $50 million each in its last fiscal year; or in two of its last three fiscal years; and (ii) the Company has at least 1.1 million shares publicly held, a market value of publicly held shares of at least $15 million and 400 round lot stockholders. As of March 31, 2006, our stockholders’ equity was approximately $3.8 million and we do not qualify for the exception under Section 1003. We are currently investigating additional funding opportunities and we believe that we will be able to secure financing in the near term. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms or do so on terms that will satisfy the Amex’s continued listing standards. If we are unable to raise additional funds on a timely basis or at all, we would be adversely affected and may receive a delisting notice from the Amex.

If our common stock is delisted by the Amex, trading of our common stock would thereafter likely be conducted on the OTC Bulletin Board. In such case, the market liquidity for our common stock would likely be negatively affected, which may make it more difficult for holders of our common stock to sell their securities in the open market and we could face difficulty raising capital necessary for our continued operation.

Safe Harbor for Forward-Looking Statements

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

•	products that appeared promising in research or clinical trials to us may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may not obtain appropriate or necessary governmental or regulatory approvals to achieve our business plan;

•
product orders may be cancelled, patients currently using our products may cease to do so, patients expected to begin using our products may not and we may not be able to bring on new patients at the rate originally anticipated;

•	we may not be able to obtain funding if and when needed or on terms favorable to the Company;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

•
HDF therapy may not be accepted in the United States and/or our technology and products may not be accepted in current or future target markets, which could lead to failure to achieve market penetration of our products;

•	we may not be able to sell our products at competitive prices or profitably;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;

•	FDA approval relating to our OLpūr HD190 filter may not facilitate or have any effect on the regulatory approval process for our other products;

•	we may not be able to achieve sales growth in Europe or expand into other key geographic markets;

•	we may not be able to continue as a going concern; and

•	we may not be able to meet the American Stock Exchange’s continued listing standards and as a result, we may receive a delisting notice from the American Stock Exchange.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-KSB filed with the SEC for the fiscal year ended December 31, 2005. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s effectiveness of “disclosure controls and procedures” as of the end of the period covered by this report (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, except as set forth below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have been operating effectively as of the end of the period covered by this report.

Description of Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of our financial statements, our auditors identified a material adjustment to accrued severance expense for the recognition of employee severance relating to the financial closing process with respect to the termination of one of our employees and a number of other adjustments relating to the financial closing process that were immaterial. Our management concluded that our failure to book these severance and other adjustments prior to our auditors bringing them to our attention evidenced a material weakness in our internal control over financial reporting with respect to our financial closing and review and analysis process.

Changes in Internal Control over Financial Reporting

Management has taken the following measures to remediate the above-mentioned weakness in our internal control over financial reporting with respect to accounting:

•
Monthly meetings to address all expense and accrual activity focusing on analysis of budget variances. Meetings are led by the Chief Financial Officer and attended by the Chief Executive Officer and other functional departmental executives; and

•	Engaging outside accounting services and to support and supplement our internal staff and enhance our internal controls over accounting and related areas.

Except as described above, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b) Use of Proceeds from Registered Securities

The initial public offering of our common stock, par value $.001 (the “Offering”), was effected through a Registration Statement on Form S-1 (File No. 333-116162) that was declared effective by the Securities and Exchange Commission on September 20, 2004. From September 20, 2004 through March 31, 2006 of the net $10.8 million of proceeds from the Offering, we had used: approximately $3,350,000 for the marketing and sales of our products; approximately $1,850,000 on product engineering; approximately $530,000 capital expenditures; approximately $350,000 payments of preferred stock dividends; and $2,220,000 for working capital and other purposes. As of March 31, 2006, we held approximately $2,475,000 of the remaining proceeds from the Offering in short term investments and $25,000 in cash and cash equivalents.

None of the expenses, or application of the net proceeds from the Offering, were paid, directly or indirectly, to any of our directors or officers (or their associates), to persons owning 10 percent or more of our common stock or to any of our affiliates (other than directors’ compensation and salaries to officers arising out of normal operating activities, and payments of dividends to former holders of shares of our series B, series C and series D convertible preferred stocks).

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

SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NEPHROS, INC.

Date: May 22, 2006                                           By: /s/ Norman J. Barta
                                                        Norman J. Barta
                                                        President and Chief Executive Officer
                                                        (Principal Executive Officer)

Date: May 22, 2006                                           By: /s/ Mark W. Lerner
                                                        Mark W. Lerner
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