Form 10QSB
period 2006-06-30
NEPHROS INC
filed 2006-08-22
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: YES |  | NO |X|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 8, 2006

Common Stock, $.001 par value	12,317,992

Transitional Small Business Disclosure Format: YES [  ]  NO [X]

NEPHROS, INC. AND SUBSIDIARY

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2006
Notes to the Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,690,531	$746,581
Short-term investments	5,000,000	4,500,000
Accounts receivable, less allowances: 2006: $16,941 ; 2005: $18,697	375,256	244,100
Inventory	475,173	814,548
Prepaid expenses and other current assets	314,625	358,306
Total current assets	7,855,585	6,663,535

Property and equipment, net	1,009,446	1,143,309
Other assets	17,732	17,731
Total assets	$8,882,763	$7,824,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$560,351	$766,158
Accrued expenses	331,558	451,109
Accrued severance expense	77,596	318,250
Note Payable - short-term portion	387,735	295,838
Total current liabilities	1,357,240	1,831,355

Convertible Debentures Payable	5,200,000	-
Note Payable - long-term portion	421,880	613,727
Total Liabilities	6,979,120	2,445,082

Stockholders' equity
Common stock	12,317	12,313
Additional paid-in capital	53,033,693	54,848,711
Deferred compensation	-	(2,189,511)
Accumulated other comprehensive loss	(46,637)	(49,137)
Accumulated deficit	(51,095,730)	(47,242,883)
Total stockholders' equity	1,903,643	5,379,493
Total liabilities and stockholders' equity	$8,882,763	$7,824,575

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Contract revenues	$-	$-	$-	$1,750,000
Net product revenues	302,055	226,426	476,416	378,091
Net revenues	302,055	226,426	476,416	2,128,091

Cost of goods sold	461,498	113,681	607,838	249,049

Gross (loss) profit	(159,443)	112,745	(131,422)	1,879,042

Operating expenses:
Research and development	554,460	551,009	899,776	1,013,710
Depreciation Expense	83,545	81,415	160,027	154,705
Selling, general and administrative	1,392,365	1,575,118	2,709,463	3,254,316
Total operating expenses	2,030,370	2,207,542	3,769,266	4,422,731

Loss from operations	(2,189,813)	(2,094,797)	(3,900,688)	(2,543,689)

Interest income, net	9,169	62,464	47,841	118,469

Net loss	$(2,180,644)	$(2,032,333)	$(3,852,847)	$(2,425,220)

Basic and diluted net loss per common share	$(0.18)	$(0.17)	$(0.31)	$(0.20)

Shares used in computing basic and
diluted net loss per common share	12,317,992	12,304,498	12,316,153	12,228,151

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:

Net loss	$(3,852,847)	$(2,425,220)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	157,472	155,589
Noncash stock-based compensation	373,057	290,893

(Increase) decrease in operating assets:
Accounts receivable	(88,057)	(44,924)
Inventory	367,249	125,226
Prepaid expenses and other current assets	63,322	97,948

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(733,267)	234,683
Accrued severance expense	76,287	-
Note Payable ST / LT	(99,950)	-
Deferred revenue	-	(43,027)
Net cash used in operating activities	(3,736,734)	(1,608,832)

Investing activities
Purchase of property and equipment	(17,546)	(112,484)
Purchase of short-term investments	(3,000,000)	-
Redemption of short-term investments	2,500,000	-
Net cash used in investing activities	(517,546)	(112,484)

Financing activities
Proceeds from private placement of common stock	-	955,521
Proceeds from private placement of convertible notes	5,200,000	-
Adjustment to proceeds from IPO of common stock	-	44,361
Proceeds from exercise of stock options	1,440	-
Net cash provided by financing activities	5,201,440	999,882

Effect of exchange rates on cash	(3,210)	(180,683)

Net decrease in cash and cash equivalents	943,950	(902,117)

Cash and cash equivalents, beginning of period	746,581	3,719,181
Cash and cash equivalents, end of period	$1,690,531	$2,817,064

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Loss	Deficit	Total

Balance, December 31, 2005	12,313,494	12,313	54,848,711	(2,189,511)	(49,137)	(47,242,883)	5,379,493
Comprehensive loss:
Net loss						(3,852,847)	(3,852,847)
Net unrealized losses on foreign currency translation					2,500		2,500
Comprehensive loss							(3,850,347)
Reclassification of deferred compensation			(2,189,511)	2,189,511			-
Noncash stock-based compensation			373,057				373,057
Exercise of stock options	4,498	4	1,436				1,440
Balance, June 30, 2006	12,317,992	$12,317	$53,033,693	$-	$(46,637)	$(51,095,730)	$1,903,643

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANAICL STATEMENTS
For the periods ended June 30, 2006 and 2005
(unaudited)

1. Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (together the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. All inter-company transactions have been eliminated in consolidation. Accrued severance expense as of December 31, 2005 was reclassified from presentation of total accrued expenses and presented separately on the balance sheet to be consistent with the current period presentation.

For the six months ended June 30, 2005, one of the Company’s distributors accounted for 26% of the Company’s sales. Also, this distributor represented 10% of the Company’s accounts receivable as of June 30, 2005. For the six months ended June 30, 2006, the same distributor accounted for 71% of the Company’s sales. Also, this distributor represented 83% of the Company’s accounts receivable as of June 30, 2006. The Company believes that the loss of this distributor could have a material adverse effect on the Company’s product sales, at least temporarily, while the Company seeks to replace such distributor and/or self-distribute in the territories currently served by such distributor.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company’s current cash flow projections, and in order to comply with the American Stock Exchange’s continued listing standards, the Company will need to raise additional funds through either the licensing of its technologies or the additional public or private offerings of its securities. However, there is no guarantee that the Company will be able to obtain further financing. If the Company is unable to raise additional funds on a timely basis or at all, the Company would be adversely affected.

2. Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax

NEPHROS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the periods ended June 30, 2006 and 2005 (unaudited)
(continued)

benefits that had been reflected as operating cash flows be reflected as financing cash flows. Deferred compensation of $2,189,511 related to the awards granted in periods prior to January 1, 2006 were reclassified against additional paid-in capital, as required by SFAS 123R.

Prior to the Company’s initial public offering, options were granted to employees, non-employees and non-employee directors at exercise prices which were lower than the fair market value of the Company’s stock on the date of grant. After the date of the Company’s initial public offering, stock options are granted to employees, non-employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Stock options granted have a life of 10 years and vest upon a combination of the following: immediate vesting; straight line vesting of two, three, or four years; and upon the achievement of certain milestones. Expense is recognized, net of expected forfeitures, over the vesting period of the options. For options that vest upon the achievement of certain milestones, expense is recognized when it is probable that the condition will be recognized. Stock based compensation expense recognized for the three and six months ended June 30, 2006 was approximately $258,179 or $0.02 per share and $373,057 or $0.03 per share, respectively.

Fair values for the first half of 2006 and 2005 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30,
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

Stock-based employee compensation for the three and six months ended June 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the three and six months ended June 30, 2005 as if stock-based compensation had been computed under SFAS 123:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005

Net loss as reported	$(2,032,333)	$(2,425,220)

Add back: compensation expense recorded under the intrinsic method	123,564	290,893

Deduct: compensation expense under the fair value method	(264,504)	(513,866)

Pro forma net loss using the fair value method	$(2,173,273)	(2,648,193)

Net loss per share:
As reported	$(0.17)	$(0.20)
Pro forma	$(0.18)	$(0.22)

NEPHROS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the periods ended June 30, 2006 and 2005 (unaudited)
(continued)

The Company granted stock options to purchase an aggregate of 200,500 shares of common stock during the six-month period ending June 30, 2006. The weighted average fair value per share of the stock options granted in the six month period ending June 30, 2006 was $1.52. No stock options were granted in the three-month period ending June 30, 2006 nor in the three and six month periods ending June 30, 2005. The total fair value of options vested during the three and six month periods ended June 30, 2006, was $164,462 and $321,039, respectively. Such amounts are recorded in selling, general and administrative expense and research and development. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1,534,154. Of this amount, $257,485 will be amortized over the weighted-average remaining requisite service period of 1.6 years and $1,276,669 will be recognized upon the attainment of related milestones.

      The following table summarizes stock option activity for the six month period ended June 30, 2006:

	Number of	Weighted Average Exercise
	Options	Price

Outstanding at January 1, 2006	1,884,537	$1.91

Granted	200,500	2.12
Exercised	(4,498)	0.32
Canceled or expired	(150,459)	2.60

Outstanding at June 30, 2006	1,930,080	$1.86

Exercisable at June 30, 2006	1,362,271	$2.19

The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $732,816. The aggregate intrinsic value of stock options currently exercisable at June 30, 2006 was $720,750. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

There were no tax benefits recognized related to stock-based compensation and related cash flow impacts during the first half of 2006, as the Company is in a net operating loss position.

3. Loss per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” net loss per common share amounts (“basic EPS”) were computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive where basic EPS is negative, the Company has excluded stock options and warrants exercisable to purchase in the aggregate 2,327,396 and 2,325,119 common shares from the computation of diluted EPS for the three and six month periods ended June 30, 2006 and 2,314,857 common shares for each of the three and six month periods ended June 30, 2005.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the periods ended June 30, 2006 and 2005 (unaudited)
(continued)

4. Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of June 30, 2006 and December 31, 2005 was as follows:

	June 30,	December 31,
	2006	2005

Raw Materials	$173,837	$153,299

Finished Goods	301,336	661,249
Total Inventory	$475,173	$814,548

5. Convertible Notes due 2012

In June 2006, the Company entered into subscription agreements with certain investors who purchased an aggregate of $5,200,000 principal amount of 6% Secured Convertible Notes due 2012 (the “Notes”) issued by the Company for the face value thereof. The Company closed on the sale of the first tranche of Notes, in an aggregate principal amount of $5,000,000, on June 1, 2006 (the “First Tranche”) and closed on the sale of the second tranche of Notes, in an aggregate principal amount of $200,000, on June 30, 2006 (the “Second Tranche”). The Notes are secured by substantially all of the Company’s assets.

The Notes accrue interest at a rate of 6% per annum, compounded annually and payable in arrears at maturity. Subject to certain restrictions, principal and accrued interest on the Notes are convertible at any time at the holder’s option into shares of the Company’s common stock, at an initial conversion price of $2.10 per share (subject to anti-dilution adjustments upon the occurrence of certain events).

The Company may prepay outstanding principal and interest on the Notes at any time, subject to applicable premiums. In addition to the applicable prepayment premium, upon any prepayment of the Notes occurring on or before June 1, 2008, the Company must issue the holder of such Notes warrants (“Prepayment Warrants”) to purchase a quantity of common stock equal to three shares for every $20 principal amount of Notes prepaid at an exercise price of $0.01 per share (subject to adjustment).

Unless and until its stockholders approve the issuance of shares of common stock in excess of such amount, the number of shares of common stock issuable upon conversion of the First Tranche of Notes and exercise of the Prepayment Warrants related thereto, in the aggregate, is limited to 2,451,280 shares, which equals approximately 19.9% of the number of shares of common stock outstanding immediately prior to the issuance of the Notes. The Company will not issue any shares of common stock upon conversion of the Second Tranche of Notes or exercise of any Prepayment Warrants that may be issued pursuant to such Notes until its stockholders approve the issuance of shares of common stock upon conversion of the Notes and exercise of the Prepayment Warrants as may be required by the applicable rules and regulations of the AMEX. The Company may cause the Notes to be converted at their then effective conversion price, if the common stock achieves average last sales prices of at least 240% of the then effective conversion price and average daily volume of at least 35,000 shares (subject to adjustment) over a prescribed time period.

In connection with the sale of the Notes, the Company has entered into a registration rights agreement with the investors pursuant to which the Company granted the investors certain demand and piggy-back registration

NEPHROS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the periods ended June 30, 2006 and 2005 (unaudited)
(continued)

rights with respect to the shares of common stock issuable upon conversion of the Notes or exercise of Prepayment Warrants, if any.

Subject to terms and conditions set forth in the Notes, the outstanding principal of and accrued interest on the Notes may become immediately due and payable upon the occurrence of any of the following events of default: the Company’s failure to pay principal or interest on the Notes when due; certain bankruptcy-related events with respect to the Company; material breach of any representation, warranty or certification made by the Company in or pursuant to the Notes, or under the registration rights agreement or the subscription agreements; its incurrence of Senior Debt (as defined in the Notes); the acceleration of certain of the Company’s other debt; or the rendering of certain judgments against the Company.

6. Commitments and Contingencies

Settlement Agreements

In April 2002, the Company entered into a letter agreement with Hermitage Capital Corporation (“Hermitage”), as placement agent, the stated term of which was from April 30, 2002 through September 30, 2004. As of February 2003, the Company entered into a settlement agreement with Hermitage pursuant to which, among other things: the letter agreement was terminated; the parties gave mutual releases relating to the letter agreement, and the Company agreed to issue Hermitage or its designees, upon the closing of certain transactions contemplated by a separate settlement agreement between the Company and Lancer Offshore, Inc. (“Lancer”), warrants exercisable until February 2006 to purchase an aggregate of 60,000 shares of common stock for $2.50 per share (or 17,046 shares of the Company’s common stock for $8.80 per share, adjusted for the reverse stock split effected by the Company on September 10, 2004, pursuant to the antidilution provisions of such warrant, as amended.) Because Lancer never satisfied the closing conditions and, consequently, a closing has not been held, the Company has not issued any warrants to Hermitage in connection with the Company’s settlement with them. In June 2004, Hermitage threatened to sue the Company for warrants it claimed were due to it under its settlement agreement with the Company as well as a placement fee and additional warrants it claimed were, or would be, owed in connection with the Company’s initial public offering completed on September 24, 2004, as compensation for allegedly introducing the Company to one of the underwriters. The Company had some discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims, most recently in January 2005. The Company has not heard from Hermitage since then. As of June 30, 2006, no loss amount has been accrued because a loss is not considered probable or estimable.

In June 2002, the Company entered into a settlement agreement with one of its suppliers. The Company had an outstanding liability to such supplier in the amount of approximately $1,900,000. Pursuant to this settlement agreement, the Company and the supplier agreed to release each other from any and all claims or liabilities, whether known or unknown, that each had against the other as of the date of the settlement agreement, except for obligations arising out of the settlement agreement itself. The settlement agreement required the Company to grant to the supplier (i) warrants to purchase 170,460 shares of common stock of the Company at an exercise price of approximately $10.56 per share that expire in June 2007 and (ii) cash payments of an aggregate amount of $650,000 in three installments. The warrants were valued at $400,000 using the Black-Scholes model. Accordingly, the Company recorded a gain of approximately $850,000 based on such settlement agreement. On June 19, 2002, the Company issued the warrant to the supplier, and on August 7, 2002, the Company satisfied the first $300,000 installment of the agreement. The second installment of $100,000 was due on February 7, 2003, and the Company paid $75,000 towards the installment. On November 11, 2004, after the successful closing of its initial public offering, the Company paid an additional $25,000 and agreed with the supplier to pay the remaining $250,000 over time. The outstanding balance at June 30, 2006 was $100,000 and is included in “Accounts Payable” on the condensed consolidated balance sheet. As agreed with the supplier, the Company will retire the remaining balance by making four quarterly payments each in the amount of $25,000.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the periods ended June 30, 2006 and 2005 (unaudited)
(continued)

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

The Company had reserved for the Ancillary Proceeding on its balance sheet as of December 31, 2004 as a $1,500,000 accrued liability. As a result of the above Settlement the Company has adjusted such accrued liability and recorded a note payable to the Receiver to reflect the present value of the above amounts due to the Receiver of $859,565, of which $387,685 is reflected as short-term note payable and $371,880 reflected as a long-term note payable. Additionally, the Company recorded the issuance of the warrants issued at their fair market value of $17,348 based on a Black-Scholes calculation. Such Settlement resulted in a gain of $623,087 recorded in the fourth quarter of 2005.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the periods ended June 30, 2006 and 2005 (unaudited)
(continued)

Employee Severance Agreement

During the year ended December 31, 2005, the Company expensed $318,250 for severance costs associated with the termination of the employment of Jan Rehnberg, our former Senior Vice President, Marketing and Sales. These severance expenses were reported within accrued expenses and are now presented as accrued severance expenses at both June 30, 2006 and December 31, 2005. In accordance with the terms and provisions of his employment agreement, the Company paid a lump sum severance payment of $253,856 of the balance to Mr. Rehnberg on April 19, 2006.

7. Subsequent Events

Notification from the American Stock Exchange

On July 17, 2006, the Company received notice from the staff of the American Stock Exchange (the “AMEX”) that, based on AMEX’s review of the Company’s Form 10-QSB for the quarter ended March 31, 2006, the Company is not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, AMEX noted the Company’s failure to comply with Section 1003(a)(ii) relating to shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of the Company’s four most recent fiscal years and Section 1003(a)(iii) relating to shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in the Company’s five most recent fiscal years.

In order to maintain listing of the Company’s common stock on AMEX, the Company must submit a plan by August 24, 2006, advising AMEX of the actions the Company has taken, or will take, that would bring the Company into compliance with the applicable listing standards by January 17, 2008. If AMEX accepts the plan, the Company may be able to continue its listing during the plan period of up to eighteen months, during which time the Company will be subject to periodic review to determine whether it is making progress consistent with the plan. If AMEX does not accept the plan, or even if accepted, if the Company is not in compliance with the continued listing standards at the end of the plan period or the Company does not make progress consistent with the plan during such period, then AMEX may initiate delisting proceedings.

The Company is considering what actions it may take to regain compliance with the AMEX listing standards and intends to submit a compliance plan to the AMEX Staff in a timely manner. The Company’s common stock continues to trade on AMEX under the symbol NEP.

Appointment of Executive Chairman

On August 2, 2006, the Company entered into an employment agreement (the “Employment Agreement”) with William J. Fox, engaging Mr. Fox to serve as the Company’s Executive Chairman, effective as of July 1, 2006, for a term of two years ending on June 30, 2008 (the “Initial Term”). After the Initial Term, the Employment Agreement will automatically be extended for one or more additional annual periods unless Mr. Fox or the Company give the other party written notice at least 60 days prior to the end of the Initial Term or any extension thereof (the “Term”) of such party’s election not to renew the Employment Agreement. The Employment Agreement provides that Mr. Fox will receive a starting base salary of $277,500 per year (subject to annual adjustment beginning with July 1, 2007, based on the New York area Consumer Price Index), and will be eligible to receive an annual bonus based on the extent to which individual and Company-wide performance goals established by the Board of Directors for each year have been met. The Company also granted Mr. Fox an option to purchase 450,000 shares of the Company’s common stock at an exercise price equal to the closing share price of the common stock on the AMEX as of the date of grant pursuant to the Company’s 2004 Stock Incentive Plan and a Non-Qualified Stock Option Agreement (the “Option Agreement”). Pursuant to the Option Agreement, the option will vest in equal quarterly installments of 56,250 shares each beginning on September 30, 2006 until the option fully vests on June 30, 2008, subject to certain conditions.

8. Restatement

Subsequent to the issuance of its condensed consolidated financial statements for the period ended March 31, 2006, the Company identified an error related to stock-based compensation expense recorded in the previously reported financial statements for the period ended March 31, 2006. The error, which occurred during the process of adopting the new standard of accounting for stock options under SFAS 123R, resulted in the overstatement of $368,197 in the non-cash stock-based compensation expense for the three months ended March 31, 2006. Additionally, the Company determined it had not properly allocated such non-cash compensation expense among the research and development and selling, general and administrative expense categories.

The Company has appropriately accounted for these matters in the accompanying condensed consolidated financial statements for the periods ended June 30, 2006. The Company intends to restate its financial statements and file an amended Quarterly Report on Form 10-QSB/A for the first quarter ended March 31, 2006 with the SEC as soon as practicable. The tables below present the impact of the restatement on the first quarter 2006 financial statements:

	As Previously		As
	Reported	Adjustments	Restated
Condensed Consolidated Balance Sheet as at March 31, 2006:
Additional Paid-in capital	$53,143,712	($368,197)	$52,775,515
Accumulated deficit	(49,290,347)	368,197	(48,922,150)

Condensed Consolidated Statements of Operations:
Research and Development	315,627	29,689	345,316
Selling, general and administrative	1,798,529	(397,886)	1,400,643
Loss from operations	(2,086,136)	368,197	(1,717,939)
Net loss	(2,047,464)	368,197	(1,679,267)

Condensed Consolidated Statements of Cash Flows:
Net loss	(2,047,464)	368,197	(1,679,267)
Adjustments to reconcile net loss to net cash used
in operating activities:
Noncash stock-based compensation	483,076	(368,197)	114,879

Condensed Consolidated Statement of Changes
in Stockholders’ Equity:
Net loss included in Accumulated Deficit and Total columns	(2,047,464)	368,197	(1,679,267)
Noncash stock based compensation included in
Additional Paid-in Capital and Total columns	483,076	(368,197)	114,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on April 20, 2006. Operating results are not necessarily indicative of results that may occur in future periods.

Financial Operations Overview

Revenue Recognition:  Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

Cost of Goods Sold: Cost of goods sold represents the acquisition cost for the products we sold that were purchased from our third party manufacturers as well as damaged and obsolete inventory written off.

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

Business Overview

We are a Delaware corporation founded in 1997 by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease, or ESRD, therapy technology and products that would address both patient treatment needs and the clinical and financial needs of the treatment provider. Beginning in 2006, we diversified beyond ESRD therapy technologies into high-performance water filtration systems.

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

We have also developed our OLpūr HD190 high-flux dialyzer cartridge, which incorporates the same materials as our OLpūr MD series but does not employ our proprietary Mid-Dilution Diafiltration technology. Our OLpūr HD190 is designed for use with either hemodialysis or hemodiafiltration machines, and received its approval from the U.S. Food and Drug Administration, or the FDA, under Section 510(k) of the Food, Drug and Cosmetic Act, or the FDC Act, in June 2005. We filed an Investigational Device Exemption with the FDA for our OLpûr H2H module earlier this year and received questions from the FDA in June 2006.

Our OLpūr HD190 cartridge, as well as our OLpūr MDHDF filter series, have received Conformité Européene, or CE, markings, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our ESRD therapy products in the European Union and certain other countries that recognize CE marking. TUV Rheinland of North America, Inc., a worldwide testing and certification agency (also referred to as a notified body), has reviewed technical files and approved our use of the CE mark as well as certified that our quality management system meets the requirements of EN ISO 13485 / 2003. We are certified to sell our MD190 and MD220 hemodiafilters in the European Union.

In January 2006, we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complimentary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpūr H2H and Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water problems. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, anthrax, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. During January 2006, we received our first purchase order for the shower filtration system version of our DSU, known as the MediWash™ filter, from a major hospital in New York City that is using it initially in the hospital’s patient showers. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology. However, there can be no assurance that our efforts to market the DSU to hospitals will be successful, or that we will be able to successfully apply the DSU to any other markets.

Notification from the American Stock Exchange

On July 17, 2006, we received notice from the staff of the American Stock Exchange (the “AMEX”) that, based on AMEX’s review of our Form 10-QSB for the quarter ended March 31, 2006, we are not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, AMEX noted our failure to comply with Section 1003(a)(ii) relating to shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years and Section 1003(a)(iii) relating to shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years.

In order to maintain listing of our common stock on AMEX, we must submit a plan by August 24, 2006, advising AMEX of the actions we have taken, or will take, that would bring us into compliance with the applicable listing standards by January 17, 2008. If AMEX accepts the plan, we may be able to continue our listing during the plan period of up to eighteen months, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If AMEX does not accept our plan, or even if accepted, if we are not in compliance with the continued listing standards at the end of the plan period or we do not make progress consistent with the plan during such period, then AMEX may initiate delisting proceedings.

We are considering what actions we may take to regain compliance with the AMEX listing standards and intend to submit a compliance plan to the AMEX Staff in a timely manner. Our common stock continues to trade on AMEX under the symbol NEP.

Liquidity and Going Concern

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements included in our 2005 Annual Report on Form 10-KSB expressing doubt as to our ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-QSB and in our

Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, and in order to comply with the AMEX’s continued listing standards, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms or do so on terms that will satisfy continued listing standards. If we are unable to raise additional funds on a timely basis, or at all, we would be adversely affected and may be de-listed from the AMEX.

Certain Plans and Expected Uses of Capital

We anticipate focusing our research and development efforts during the next six months on:

•	advancing our OLpūr H2H product development in order to apply for regulatory approval for the OLpūr H2H and the OLpūr MD190 in the United States which we have targeted for the second half of 2006;

•	advancing our OLpūr H2H product development in order to apply for regulatory approval for the OLpūr H2H product in the European Community which we have targeted for the second half of 2006;

•	developing alternative configurations using our proprietary water filtration technology to address a growing range of market opportunities; and

•
advancing our OLpūr NS2000 product development in conjunction with a European dialysis machine manufacturer in order to eventually obtain regulatory approval in the European Community and in the United States in 2007.

We anticipate focusing our sales and marketing efforts during the next six months on:

•
our OLpūr MD190 and MD220 products principally in, France, Germany, Ireland, Italy, and the United Kingdom as well as Cyprus, Denmark, Greece, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland (collectively, our “Target European Market”).

•	our ultrapure water filtration systems in the U.S. in the health care and other commercial markets, primarily our MediWash shower in the U.S. medical community.

We are also working to develop relationships with one or more distributors in the U.S. for our water filtration systems.

Over the next six months, we currently expect to spend approximately: $650,000 for the marketing and sales of our OLpūr MD filter products, including direct personnel costs, marketing clinical studies, product sampling and exhibiting at trade shows; $300,000 to conduct clinical studies and pursue U.S. regulatory approvals with respect to both our OLpūr MD190 and our OLpūr H2H products; $50,000 in settlement payments to the Plexus Technology Group; $200,000 in settlement payments to the Receiver; approximately $100,000 in capital expenditures to upgrade our manufacturing capabilities; and $200,000 to fund the development of our water filtration business.

On October 3, 2005, we gave notice of our intention to terminate the employment of Jan Rehnberg, our former Senior Vice President, Marketing and Sales. In accordance with the terms and provisions of an employment agreement we entered into with Mr. Rehnberg effective January 1, 2004, the Company was required to give him six months notice of termination. We made a one-time lump sum severance payment of $253,856 to Mr. Rehnberg on April 19, 2006.

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

In June 2005, we renewed our supply agreement with our fiber supplier, Membrana GmbH. Pursuant to the agreement, Membrana will be our exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories through September 2009. Notwithstanding the exclusivity provisions, we may purchase membranes from other providers if Membrana is unable to timely satisfy our orders, or if Membrana cannot offer us a price that is competitive with offers from other providers. If and when the volume-discount pricing provisions of our agreement with Membrana become applicable, for each period we will record inventory and cost of goods sold for our fiber requirements pursuant to our agreement with Membrana GmbH based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount.

On August 2, 2006, we entered into an employment agreement (the “Employment Agreement”) with William J. Fox, engaging Mr. Fox to serve as our Executive Chairman, effective as of July 1, 2006, for a term of two years ending on June 30, 2008 (the “Initial Term”). After the Initial Term, the Employment Agreement will automatically be extended for one or more additional annual periods unless either party gives the other written notice at least 60 days prior to the end of the Initial Term or any extension thereof (the “Term”) of such party’s election not to renew the Employment Agreement. The Employment Agreement provides that Mr. Fox will receive a starting base salary of $277,500 per year (subject to annual adjustment beginning with July 1, 2007, based on the New York area Consumer Price Index), and will be eligible to receive an annual bonus based on the extent to which individual and company-wide performance goals established by the Board of Directors for each year have been met. We also granted Mr. Fox an option to purchase 450,000 shares of our common stock at an exercise price equal to the closing share price of the common stock on the AMEX as of the date of grant pursuant to our 2004 Stock Incentive Plan. Pursuant to the Non-Qualified Stock Option Agreement entered into in connection with such grant, the option will vest in eight equal quarterly installments of 56,250 shares each, beginning on September 30, 2006 until the option fully vests on June 30, 2008, subject to certain conditions.

Critical Accounting Policies

   Refer to “Management’s Discussion and Analysis or Plan of Operation” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for disclosures regarding the Company’s critical accounting policies. There were no changes to these accounting policies, other than the adoption of SFAS No. 123R, during the six months ended June 30, 2006.

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

(4)	our ability to sell our products at competitive prices that exceed our per unit costs; and

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

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenues

Product revenues increased to $302,055 for the three months ended June 30, 2006 from $226,426 for the three months ended June 30, 2005, an increase of 33%. The $75,629 increase in product revenues is primarily due to increased sales of our OLpûr MDHDF filter series product in Europe, which was partially offset by lower average realized prices. The first sale of our DSU product contributed $8,000 to the increase in product revenues.  Revenues for the three months ended June 30, 2006 and 2005 represented sales of our OLpûr MDHDF products to customers in our Target European Market.

Cost of Goods Sold

Cost of goods sold increased to $461,498 for the three months ended June 30, 2006 compared to $113,681 for the three months ended June 30, 2005. The $347,817 increase in cost of goods sold reflects: $134,821 related to the unit sales growth; adjustments of $141,899 to revalue to market pricing specific inventory lots to reflect the competitive pricing environment in the German market; and the write-off of expired inventory in the amount of $71,097. During the three months ended June 30, 2006, cost of goods sold for the DSU was $9,163, which is greater than revenue recognized, due to the small production requirement associated with this initial order.

Research and Development

Research and development expenses increased to $554,460 for the three months ended June 30, 2006 from $551,009 for the three months ended June 30, 2005.

Depreciation Expense

Depreciation expenses increased to $83,545 for the three months ended June 30, 2006 from $81,415 for the three months ended June 30, 2005. Depreciation expenses were previously classified as selling general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,392,365 for the three months ended June 30, 2006 from $1,575,118 for the three months ended June 30, 2005. The decrease of $182,753 reflects a decrease in selling and marketing expense of $317,188 and a decrease in general and administrative expense of $134,435. The decrease in sales and marketing expense is primarily due to a decrease of $271,560 in European based salaries and lower product sampling of our OLpūr MD190 product within our Target European Market as well as lower travel-related expenses. The increase in general and administrative expense is substantially due to the vesting of stock options in accordance with SFAS 123R.

Interest Income, net

Interest income, net, decreased to $9,169 for the three months ended June 30, 2006 from $62,464 for the three months ended June 30, 2005. The $53,295 decrease represents a $29,645 decrease in interest income earned on cash deposits and short-term investments as a result of lower average balances of our cash and cash equivalents and short-term investments during the quarter ended June 30, 2006 and an increase in interest expense in the amount of $25,865 associated with the sale of an aggregate of $5.2 million principal amount of our convertible notes due 2012. For additional information about the notes, please see the section “Liquidity and Capital Resources” below.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues

Total revenues for the six months ended June 30, 2006 were $476,415 compared to $2,128,091 for the prior year period. Product revenues increased from $378,091 for the six months ended June 30, 2005 to $476,415 for the six months ended June 30, 2006 compared to the prior year period, an increase of 26%. This $98,324 increase in product revenues is primarily due to increased sales of our OLpûr MDHDF filter series product in Europe, which was partially offset by lower average realized prices. The first sale of our DSU product contributed $8,000 to the increase in product revenues.  Revenues for the six months ended June 30, 2006 and 2005 included sales of our OLpūr MDHDF products to customers in our Target European Market. Results for the six months ended June 30, 2005 also included the licensing revenues of $1,750,000 resulting from our agreement with Asahi Kasei Medical Co., Ltd. (“Asahi”).

Cost of Goods Sold

Cost of goods sold increased to $607,838 for the six months ended June 30, 2006 from $249,049 for the six months ended June 30, 2005. The $358,789 increase in cost of goods sold is primarily due to the following: $126,823 related to an increase in the number of units sold; adjustments of $141,899 to revalue to market pricing specific inventory lots to reflect the competitive pricing environment in the German market; and the write-off of expired inventory in the amount of $90,067. During the six months ended June 30, 2006, cost of goods sold for the DSU is $9,163 which is greater than revenue recognized reflecting the small production requirements associated with this initial order.

Research and Development

Research and development expenses decreased to $899,776 for the six months ended June 30, 2006 from $1,013,710 for the six months ended June 30, 2005. This $113,935 decrease is primarily due to lower development expenses of $283,203 related to our OLpūr H2H product as the engineering phase approaches completion and fewer contract hours were logged by our outside developers during the six months ended June 30, 2006. This was partially offset by increased compensation expense related to the vesting of stock options in accordance with SFAS 123R.

Depreciation Expense

Depreciation expenses increased to $160,027 for the six months ended June 30, 2006 from $154,705 for the six months ended June 30, 2005. The $5,322 increase is primarily due to the adverse impact of currency translation factors. Depreciation expenses were previously classified as selling general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $2,709,463 for the six months ended June 30, 2006 from $3,254,316 for the six months ended June 30, 2005. The decrease of $544,853 reflects a decrease in selling expenses of $536,896 and a decrease in general and administrative expenses of $7,957. Selling expenses decreased by $536,896 to $683,047 for the six months ended June 30, 2006 from $1,219,943 for the six months ended June 30, 2005 primarily due to a reduction in both U.S. and European marketing expenses reflecting lower sampling expense, payroll and travel.

Interest Income, net

Interest income, net, decreased to $47,841 for the six months ended June 30, 2006 from $118,469 for the six months ended June 30, 2005. The $70,628 decrease represents the effect of $25,865 of interest expense associated with the Notes (as defined below) and a $46,460 decrease in interest income earned on cash deposits and short-term investments as a result of lower average balances of our cash and cash equivalents and short-term investments for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Liquidity and Capital Resources

In June 2006, we entered into subscription agreements with certain investors who purchased an aggregate of $5,200,000 principal amount of our 6% Secured Convertible Notes due 2012 (the “Notes”) for the face value thereof. We closed on the sale of the first tranche of Notes, in an aggregate principal amount of $5,000,000, on June 1, 2006 (the “First Tranche”) and closed on the sale of the second tranche of Notes, in an aggregate principal amount of $200,000, on June 30, 2006 (the “Second Tranche”). The Notes are secured by substantially all of the Company’s assets.

The Notes accrue interest at a rate of 6% per annum, compounded annually and payable in arrears at maturity. Subject to certain restrictions, principal and accrued interest on the Notes are convertible at any time at the holder’s option into shares of our common stock, at an initial conversion price of $2.10 per share (subject to anti-dilution adjustments upon the occurrence of certain events).

We may prepay outstanding principal and interest on the Notes at any time, subject to applicable premiums. In addition to the applicable prepayment premium, upon any prepayment of the Notes occurring on or before June 1, 2008, we must issue the holder of such Notes warrants (“Prepayment Warrants”) to purchase a quantity of common stock equal to three shares for every $20 principal amount of Notes prepaid at an exercise price of $0.01 per share (subject to adjustment).

Unless and until our stockholders approve the issuance of shares of common stock in excess of such amount, the number of shares of common stock issuable upon conversion of the First Tranche of Notes and exercise of the Prepayment Warrants related thereto, in the aggregate, is limited to 2,451,280 shares, which equals approximately 19.9% of the number of shares of common stock outstanding immediately prior to the issuance of the Notes. We will not issue any shares of common stock upon conversion of the Second Tranche of Notes or exercise of any Prepayment Warrants that may be issued pursuant to such Notes until our stockholders approve the issuance of shares of common stock upon conversion of the Notes and exercise of the Prepayment Warrants as may be required by the applicable rules and regulations of the AMEX. We may cause the Notes to be converted at their then effective conversion price, if the common stock achieves average last sales prices of at least 240% of the then effective conversion price and average daily volume of at least 35,000 shares (subject to adjustment) over a prescribed time period.

In connection with the sale of the Notes, we have entered into a registration rights agreement with the investors pursuant to which we granted the investors certain demand and piggy-back registration rights with respect to the shares of common stock issuable upon conversion of the Notes or exercise of Prepayment Warrants, if any.

Subject to terms and conditions set forth in the Notes, the outstanding principal of and accrued interest on the Notes may become immediately due and payable upon the occurrence of any of the following events of default: our failure to pay principal or interest on the Notes when due; certain bankruptcy-related events with respect to us; material breach of any representation, warranty or certification made by us in or pursuant to the Notes, or under the registration rights agreement or the subscription agreements; our incurrence of Senior Debt (as defined in the Notes); the acceleration of certain of our other debt; or the rendering of certain judgments against us.

Our financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At June 30, 2006, we had an accumulated deficit of approximately $51.1 million and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering and from licensing revenue received from Asahi in March 2005.

At June 30, 2006, we had approximately $1.7 million in cash and cash equivalents and $5.0 million in short-term investments. Currently, we believe that these funds and our anticipated cash flows will be sufficient to fund our currently planned operations though the end of the second quarter of 2007. This time frame estimate includes the costs associated with our clinical trials in the United States for our OLpūr MDHDF filters and H2H Module. In order to remain listed on the AMEX, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities to comply with the AMEX continued listing standards as discussed above. We are currently considering what actions we may take to regain compliance. However, there is no guarantee that we will be able to obtain further financing on reasonable terms or at all, or that we will be able to regain compliance with the continued listing standards.

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
•
to pay the Receiver of Lancer Offshore, Inc. amounts due under the settlement with respect to the Ancillary Proceeding between us and the Receiver (see Note 6 to our Condensed Consolidated Financial Statements for additional information regarding such payment);

•	to pay a former supplier, Plexus Services Corp., amounts due under our settlement agreement; and
•	for working capital purposes and for additional professional fees and expenses and other operating costs.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.  In the event that our plans change, our assumptions change or prove inaccurate, or if our existing cash resources, together with other funding resources including increased sales of our products, otherwise prove to be insufficient to fund our operations, we could be required to seek additional financing sooner than anticipated.

 Net cash used in operating activities was approximately $3.7 million for the six months ended June 30, 2006 compared to approximately $1.6 million for the six months ended June 30, 2005. Included in the prior year amounts is the impact of the Asahi contract revenue of $1,750,000 and cash used in operating activities in the six months ended June 30, 2005 of approximately $3.4 million. The net loss in the six months ended June 30, 2006 and 2005 includes the impact of non cash stock-based compensation which was $373,603 and $290,893, respectively for such periods. This increase is primarily due to the adoption of SFAS 123R on January 1, 2006.

Operating assets in the six month period ended June 30, 2006 decreased by $342,515, compared to a decrease of $178,251 for the six months ended June 30, 2005. The principle factor contributing to the change was the $367,249 decrease in inventory in the current period, compared to a $125,226 decrease in the prior period. The current period decrease in inventory includes the impact of: adjustments of $141,899 to revalue to market pricing specific inventory lots to reflect the competitive pricing environment in the German market; and the write-off of expired inventory in the amount of $90,067.

Net cash used by investing activities was $517,546 for the six months ended June 30, 2006 compared to net cash used of $112,484 for the six months ended June 30, 2005. T1he current year use of cash reflects approximately $500,000 in net investment of funds into short term securities. In the prior period, net cash use reflects fixed asset purchases, mainly manufacturing equipment.

 Net cash provided by financing activities was approximately $5.2 million for the six months ended June 30, 2006 compared to approximately $1.0 million for the six months ended June 30, 2005. The net cash provided in the current period reflects the sale of an aggregate of approximately $5.2 million of our Notes and $1,440 from the exercise of options to purchase of our common stock. Financing activities in the six months ended June 30, 2005 included net proceeds of approximately $956,000 from Asahi from the sale of 184,250 shares of our common stock pursuant to a Subscription Agreement dated March 2, 2005.

Certain Risks and Uncertainties

Our Annual Report on Form 10-KSB for the year ended December 31, 2005 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in such Form 10-KSB.

We may not be able to meet the American Stock Exchange’s continued listing standards and as a result, we may be delisted from the American Stock Exchange.

On July 17, 2006, we received notice from the staff of the AMEX that, based on AMEX’s review of our Form 10-QSB for the quarter ended March 31, 2006, we are not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, AMEX noted our failure to comply with Section 1003(a)(ii) relating to shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years and Section 1003(a)(iii) relating to shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years.

In order to maintain listing of our common stock on AMEX, we must submit a plan by August 24, 2006, advising AMEX of the actions we have taken, or will take, that would bring us into compliance with the applicable listing standards by January 17, 2008. If AMEX accepts the plan, we may be able to continue our listing during the plan period of up to eighteen months, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If AMEX does not accept our plan, or even if accepted, if we are not in compliance with the continued listing standards at the end of the plan period or we do not make progress consistent with the plan during such period, then AMEX may initiate delisting proceedings. We are considering what actions we may take to regain compliance with the AMEX listing standards and intend to submit a compliance plan to the AMEX Staff in a timely manner.

In order to comply with the AMEX’s continued listing standards, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. There can be no assurance, however, that we will be able to obtain further financing, do so on reasonable terms or do so on terms that will satisfy the AMEX’s continued listing standards. If we are unable to raise additional funds on a timely basis, then we may be delisted from the AMEX.

If our common stock is delisted by the AMEX, trading of our common stock would thereafter likely be conducted on the OTC Bulletin Board. In such case, the market liquidity for our common stock would likely be negatively affected, which may make it more difficult for holders of our common stock to sell their securities in the open market and we could face difficulty raising capital necessary for our continued operation. Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. In addition, our common stock, if delisted by the AMEX, may constitute “penny stock” (as defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended) if we fail to meet certain criteria set forth in such Rule. Various practice requirements are imposed on broker-dealers who sell “penny stocks” to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, if our common stock were to become “penny stock,” then the Rule may deter broker-dealers from recommending or selling our common stock, which could further affect the liquidity of our common stock.

Our existing and future debt obligations could impair our liquidity and financial condition.

As of June 30, 2006, we had $5.2 million aggregate principal amount of secured convertible notes outstanding. We may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:

•	make it more difficult for us to satisfy our other obligations;

•
require us to dedicate a substantial portion of any cash flow we may generate to payments on our debt obligations, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	impede us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

•	make us more vulnerable in the event of a downturn in our business prospects and limit our flexibility to plan for, or react to, changes in our industry.

We may not have sufficient cash flows from operating activities and cash on hand to service our indebtedness and meet our cash needs.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt alternatives, such as seeking to raise additional debt or equity capital. We cannot assure you that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

A large portion of our product sales are concentrated with one distributor, the loss of which could have a material adverse effect on our sales.

For the six months ended June 30, 2006, one of our distributors accounted for 73% of our product sales. Also, this distributor represented 83% of our accounts receivable as of June 30, 2006. We believe that the loss of this distributor could have a material adverse effect on our product sales, at least temporarily, while we seek to replace such distributor and/or self-distribute in the territories currently served by such distributor.

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

•	we may not be able to sell our products at competitive prices or profitably;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;

•	FDA approval relating to our OLpūr HD190 filter may not facilitate or have any effect on the regulatory approval process for our other products;

•	we may not be able to achieve sales growth in Europe or expand into other key geographic markets;

•	we may not be able to satisfy our debt obligations when they become due and payable;

•	we may not be able to continue as a going concern; and

•	we may not be able to meet the AMEX’s continued listing standards and as a result, we may be delisted from the AMEX.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s effectiveness of “disclosure controls and procedures” as of the end of the period covered by this report (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements and Part II - Item 5. Other Information, included in this report, the Company will be restating its previously issued condensed consolidated financial statements for the period ended March 31, 2006. The Company has considered the effect of the restatement of its previously issued consolidated financial statements in its assessment of disclosure controls and procedures and of internal control over financial reporting . The Company has concluded that the material weaknesses identified in 1. below existed in the Company's internal control over financial reporting as of December 31, 2005 and the material weakness identified in 2. below existed as of March 31, 2006 and June 30, 2006. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Description of Material Weaknesses in Internal Control over Financial Reporting

1. Accounting for accrued severance expense

In connection with the audit of our 2005 annual financial statements, our auditors identified a material adjustment to accrued severance expense for the recognition of employee severance relating to the financial closing process with respect to the termination of one of our employees and a number of other adjustments relating to the financial closing process that were immaterial. Our management concluded that our failure to book these severance and other adjustments prior to our auditors bringing them to our attention evidenced a material weakness in our internal control over financial reporting with respect to our financial closing and review and analysis process.

2. Accounting for noncash stock compensation expense

Subsequent to the issuance of its condensed consolidated financial statements for the quarter ended March 31, 2006, the Company identified an error related to stock-based compensation expense recorded in the previously reported financial statements for the quarter ended March 31, 2006. The error, which occurred during the process of adopting the new standard of accounting for stock options under SFAS 123R, resulted in the overstatement of non-cash stock-based compensation expense for the three months ended March 31, 2006. Additionally, the Company determined it had not properly allocated such non-cash compensation expense among the research and development and selling, general and administrative expense categories.

The Company reviewed this matter with its Audit Committee. The Audit Committee accepted management's recommendation that the Company restate its condensed consolidated financial statements for the First Quarter 2006 to correct for this error. The Company intends to file such restated financial statements for the period ended March 31, 2006 on Form 10-QSB/A with the SEC as soon as practicable.

Notwithstanding the material weaknesses described above, management has concluded that the Company's condensed consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein. Management's conclusion as to the fairness of the presentation of the financial statements included in this report is based in part on the substantial work performed by management during the restatement process.

Changes in Internal Control over Financial Reporting

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting with respect to accounting and has taken the following measures:

•
Monthly meetings to address all expense and accrual activity focusing on analysis of budget variances. Meetings are led by the Chief Financial Officer and attended by the Chief Executive Officer and other functional departmental executives; and

•	Engaging outside accounting services to support and supplement our internal staff and enhance our internal controls over accounting and related areas.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b) Use of Proceeds from Registered Securities

The initial public offering of our common stock, (the “Offering”) was effected through a Registration Statement on Form S-1 (File No. 333-116162) that was declared effective by the Securities and Exchange Commission on September 20, 2004. From September 20, 2004 through June 30, 2006, all of the approximately $10.8 million of net proceeds from the Offering were used as follows: approximately $4,350,000 for the marketing and sales of our products; approximately $2,600,000 on product engineering; approximately $545,000 for capital expenditures; approximately $350,000 for payments of preferred stock dividends; and $2,955,000 for working capital and other purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

 2006 Annual Meeting

On June 21, 2006, we held our 2006 Annual Meeting of Stockholders (the “Annual Meeting”). The holders of 10,286,818 shares of our common stock were present in person or represented by proxy at the Annual Meeting. At the Annual Meeting, our stockholders took the following actions:

1. Our stockholders elected the following persons to serve as directors for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

	Votes For	Votes Withheld

Donald G. Drapkin	10,232,618	54,200

William J. Fox	10,241,318	45,500

Mr. Drapkin and Mr. Fox continue to be members of our Board of Directors along with our other directors whose respective terms of office continued beyond the Annual Meeting, namely, Norman J. Barta, Lawrence J. Centella, Howard Davis, Eric A. Rose, M.D., Bernard Salick, M.D. and W. Townsend Ziebold, Jr.

2. Our stockholders approved the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. Votes were cast as follows:

Votes For	Votes Against	Votes Abstained

10,228,718	42,200	15,900

Item 5. Other Information.

Subsequent to the issuance of its condensed consolidated financial statements for the period ended March 31, 2006, the Company identified an error related to stock-based compensation expense recorded in the previously reported financial statements for the period ended March 31, 2006. The error, which occurred during the process of adopting the new standard of accounting for stock options under SFAS 123R, resulted in the overstatement of $368,197 in the non-cash stock-based compensation expense for the three months ended March 31, 2006. Additionally, the Company determined it had not properly allocated such non-cash compensation expense among the research and development and selling, general and administrative expense categories.

The Company has appropriately accounted for these matters in the accompanying condensed consolidated financial statements for the periods ended June 30, 2006. The Company intends to restate its financial statements and file an amended Quarterly Report on Form 10-QSB/A for the first quarter ended March 31, 2006 with the SEC as soon as practicable. The tables below present the impact of the restatement on the first quarter 2006 financial statements:

	As Previously		As
	Reported	Adjustments	Restated
Condensed Consolidated Balance Sheet as at March 31, 2006:
Additional Paid-in capital	$53,143,712	($368,197)	$52,775,515
Accumulated deficit	(49,290,347)	368,197	(48,922,150)

Condensed Consolidated Statements of Operations:
Research and Development	315,627	29,689	345,316
Selling, general and administrative	1,798,529	(397,886)	1,400,643
Loss from operations	(2,086,136)	368,197	(1,717,939)
Net loss	(2,047,464)	368,197	(1,679,267)

Condensed Consolidated Statements of Cash Flows:
Net loss	(2,047,464)	368,197	(1,679,267)
Adjustments to reconcile net loss to net cash used
in operating activities:
Noncash stock-based compensation	483,076	(368,197)	114,879

Condensed Consolidated Statement of Changes
in Stockholders’ Equity:
Net loss included in Accumulated Deficit and Total columns	(2,047,464)	368,197	(1,679,267)
Noncash stock based compensation included in
Additional Paid-in Capital and Total columns	483,076	(368,197)	114,879

Item 6. Exhibits.

10.1	Form of 6% Secured Convertible Note due 2012 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006).

10.2	Form of Prepayment Warrant (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006).

10.3	Form of Subscription Agreement, dated as of June 1, 2006 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006).

10.4	Form of Registration Rights Agreement, dated as of June 1, 2006 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006).

10.5	Form of 6% Secured Convertible Note due 2012 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006).

10.6	Form of Subscription Agreement, dated as of June 30, 2006 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.

Date: August 21, 2006	By:	/s/ Mark W. Lerner
Mark W. Lerner
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Exhibit Index

10.1	Form of 6% Secured Convertible Note due 2012 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006).

10.2	Form of Prepayment Warrant (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006).

10.3	Form of Subscription Agreement, dated as of June 1, 2006 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006).

10.4	Form of Registration Rights Agreement, dated as of June 1, 2006 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006).

10.5	Form of 6% Secured Convertible Note due 2012 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006).

10.6	Form of Subscription Agreement, dated as of June 30, 2006 (incorporated by reference to Nephros, Inc.’s Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002