Form 10QSB/A
period 2006-03-31
NEPHROS INC
filed 2006-10-17
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: YES [ ] NO[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 15, 2006
Common Stock, $.001 par value	12,317,992
Transitional Small Business Disclosure Format: YES [ ] NO [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A of Nephros, Inc. (the “Company”) is being filed to give effect to the restatement of the Company’s condensed consolidated financial statements as of and for the period ended March 31, 2006 as discussed in Note 6 to the condensed consolidated financial statements.  Such amendment and restatement affects the following sections of the Company's Quarterly Report: (i) Financial Statements (including the Notes to Condensed Consolidated Financial Statements) (Part I, Item 1); (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2), primarily as it relates to comparisons of amounts included within the condensed consolidated financial statements; and (iii) Controls and Procedures (Part I, Item 3). The risk factors described in Management's Discussion and Analysis of Financial Condition and Results of Oe;rations (Part I, Item 2), under the heading “Certain Risks and Uncertainties,” have not been revised. Refer to the Company’s Form 10-QSB for the period ended June 30, 2006 for the recent discussion of these items.

For convenience, Parts I and II of the Company’s Quarterly Report are included in their entirety in this Form 10-QSB/A, although the items therein are not amended except as specifically indicated in this explanatory note.  In addition to the foregoing amendments, Item 6 of Part II (Exhibits) is being amended to include currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  No other information in the Company’s Quarterly Report is being amended by this Form 10-QSB/A.

The Company has not updated the information in this Form 10-QSB/A to speak as of a date after the filing of the Company’s Quarterly Report, and this Form 10-QSB/A does not amend or update the information in such Quarterly Report in any way other than to give effect to the amendments and restatements described above, to the extent specified.

NEPHROS, INC.  AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
	As Restated
	March 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$456,425	$746,581
Short-term investments	3,250,000	4,500,000
Accounts receivable, less allowances: 2006: $18,697; 2005: $18,697	181,481	244,100
Inventory	903,067	814,548
Prepaid expenses and other current assets	354,882	358,306
Total current assets	5,145,855	6,663,535

Property and equipment, net	1,040,944	1,143,309
Other assets	17,731	17,731
Total assets	$6,204,530	$7,824,575

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$843,355	$766,158
Accrued expenses	469,734	451,109
Accrued severance expense	318,250	318,250
Note Payable - short-term portion	387,735	295,838
Total current liabilities	2,019,074	1,831,355

Note Payable - long-term portion	421,880	613,727
Total Liabilities	2,440,954	2,445,082

Stockholders' equity
Common stock	12,317	12,313
Additional paid-in capital	52,775,515	54,848,711
Deferred compensation	-	(2,189,511)
Accumulated other comprehensive loss	(102,106)	(49,137)
Accumulated deficit	(48,922,150)	(47,242,883)
Total stockholders' equity	3,763,576	5,379,493
Total liabilities and stockholders' equity	$6,204,530	$7,824,575

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	As Restated
	March 31, 2006	March 31, 2005

Contract revenues	-	$1,750,000
Net product revenues	$174,360	151,665
Net revenues	174,360	1,901,665

Cost of goods sold	146,340	135,368

Gross profit	28,020	1,766,297

Operating expenses:
Research and development	345,316	462,701
Depreciation	76,482	69,218
Selling, general and administrative	1,324,161	1,683,270
Total operating expenses	1,745,959	2,215,189

Loss from operations	(1,717,939)	(448,892)

Interest income, net	38,672	56,005

Net loss	$(1,679,267)	$(392,887)

Basic and diluted net loss per common share	$(0.14)	$(0.03)

Shares used in computing basic and diluted net loss
per common share	12,314,294	12,150,956

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	As Restated
	March 31, 2006	March 31, 2005
Operating activities:

Net loss	$(1,679,267)	$(392,887)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	76,482	73,775
Noncash stock-based compensation	114,879	167,330

(Increase) decrease in operating assets:
Accounts receivable	66,308	(46,515)
Inventory	(71,228)	66,474
Prepaid expenses and other current assets	3,400	(40,479)
Other assets	-	(1,500)

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(24,133)	(10,972)
Deferred revenue	-	(23,663)
Net cash used in operating activities	(1,513,559)	(208,437)

Investing activities
Purchase of property and equipment	-	(112,064)
Maturities of short-term investments	1,250,000	-
Net cash provided by (used in) investing activities	1,250,000	(112,064)
Financing activities
Proceeds from private placement of common stock	-	955,521
Adjustment to proceeds from IPO of common stock	-	44,361
Proceeds from exercise of stock options	1,440	-
Net cash provided by financing activities	1,440	999,882

Effect of exchange rates on cash	(28,037)	(83,469)
Net (decrease) increase in cash and cash equivalents	(290,156)	595,912

Cash and cash equivalents, beginning of period	746,581	3,719,181
Cash and cash equivalents, end of period	$456,425	$4,315,093

See accompanying notes to the condensed consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

As Restated

					Accumulated
				Additional	Other
	Common Stock		Deferred	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Compensation	Capital	Income	Deficit	Total

Balance, December 31, 2005	12,313,494	$12,313	$(2,189,511)	$54,848,711	$(49,137)	$(47,242,883)	$5,379,493
Comprehensive loss:
Net loss						(1,679,267)	(1,679,267)
Net unrealized losses on foreign currency translation						(52,969)	(52,969)
Comprehensive loss							(1,732,236)
Elimination of deferred compensation			2,189,511	(2,189,511)			-
Noncash stock-based compensation				114,879			114,879
Exercise of stock options	4,498	4		1,436			1,440
Balance, March 31, 2006	12,317,992	$12,317	$-	$52,775,515	$(102,106)	$(48,922,150)	$3,763,576

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

Prior to the Company’s initial public offering, options were granted to employees, non-employees and non-employee directors at exercise prices which were lower than the fair market value of the Company’s stock on the date of grant. After the date of the Company’s initial public offering, stock options are granted to employees, non-employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Stock options granted have a life of 10 years and vest upon a combination of the following: immediate vesting; straight line vesting of two, three, or four years; and upon the achievement of certain milestones. Expense is recognized, net of expected forfeitures, over the vesting period of the options. Stock based compensation expense recognized for the three months ended March 31, 2006 was $114,879 or $0.01 per share.

Fair values for the first quarter of 2006 and 2005 were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected Volatility	65% to 92%	80%
Risk-free interest rate	4.3 % to 4.8%	4.0%
Expected life of options (in years)	5.8 to 6.0	7.0

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

The weighted-average fair value of stock options granted for the three-month period ended March 31, 2006 was $1.52. No stock options were granted in the three-month period ended March 31, 2005. The total fair value of options vested during the three-month periods ended March 31, 2006 and 2005 was $135,626 and $249,362, respectively. Such amounts are recorded in selling, general and administrative expense and research and development expense. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1,908,238. Of this amount, $313,382 will be amortized over the weighted-average remaining requisite service period of 1.8 years and $1,594,856 will be recognized upon the attainment of related milestones.

The following table summarizes stock option activity for the three-month period ended March 31, 2006:

	Number of Options	Weighted-Average Exercise Price

Outstanding at January 1, 2006	1,884,537	$1.91
Granted	200,500	2.12
Exercised	(4,498)	0.32
Canceled or expired	(123,753)	2.60

Outstanding at March 31, 2006	1,956,786	$1.88

Exercisable at March 31, 2006	1,317,902	$1.53

The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $1,262,671. The aggregate intrinsic value of stock options currently exercisable at March 31, 2006 was $1,216,822. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards as compared to the quoted price of the Company’s common stock as of the reporting date.

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

4.	Inventory

The Company’s inventory as of March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
Raw Materials	$166,394	$153,299
Finished Goods	736,673	661,249

Total Inventory	$903,067	$814,548

5.	Commitments and Contingencies

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

The Company had reserved for the Ancillary Proceeding on its balance sheet as of December 31, 2004 as a $1,500,000 accrued liability. As a result of the above Settlement the Company has adjusted such accrual liability and recorded a note payable to the Receiver to reflect the present value of the above amounts due to the Receiver of $859,565 of which $387,685 is reflected as short-term note payable and $371,880 reflected as a long-term note payable as of March 31,2006. Additionally, the Company recorded the issuance of the warrants issued at their fair market value of $17,348 based on a Black-Scholes calculation. Such Settlement resulted in a gain of $623,087 recorded in the fourth quarter of 2005.

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

6.	Restatement

 Subsequent to the issuance of its condensed consolidated financial statements for the period ended March 31, 2006, the Company identified the following errors:

i.
An error related to stock-based compensation expense recorded in the previously reported financial statements for the period ended March 31, 2006. The error, which occurred during the process of adopting the new standard of accounting for stock options under SFAS 123R, resulted in the overstatement of $368,197 in the non-cash stock-based compensation expense for the three months ended March 31, 2006. Additionally, the Company determined it had not properly allocated such non-cash compensation expense among the research and development and selling, general and administrative expense categories;

ii.
An error related to the classification of an interest bearing cash account. The error, which occurred during the process of preparing the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2006 resulted in a reclassification adjustment of $405,264 from short-term investments to cash and cash equivalents; and

iii.
An error related to the presentation of depreciation expense and the effect of exchange rates on cash on the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2006 resulted in a reclassification adjustment of $29,325 between depreciation expense and the effect of exchange rates on cash.

The tables below present the impact of the restatement on the first quarter 2006 financial statements:

	As Previously As
	Reported	Adjustments	Restated
As of March 31, 2006 Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$51,161	$405,264	$456,425
Short-term investments	3,655,264	(405,264)	3,250,000
Additional Paid-in capital	53,143,712	(368,197)	52,775,515
Accumulated deficit	(49,290,347)	368,197	(48,922,150)

For the Three Monthd ended March 31, 2006 Condensed Consolidated Statements of Operations:
Research and Development	315,627	29,689	345,316
Selling, general and administrative	1,722,047 (1)	(397,886)	1,324,161
Loss from operations	(2,086,136)	368,197	(1,717,939)
Net loss	(2,047,464)	368,197	(1,679,267)
Basic and Diluted net loss per common share	$(0.17)	$0.03	$(0.14)

Condensed Consolidated Statement of Cash Flows:
Net loss	(2,047,464)	368,197	(1,679,267)
Adjustments to reconcile net loss to net cash used
in operating activities:
Deprecation	47,093	29,389	76,482
Noncash stock-based compensation	483,076	(368,197)	114,879
Net cash used in operating activites	(1,542,948)	29,389	(1,513,559)
Net cash used in investing activites
Maturities of short-term investments	844,736	405,264	1,250,000
Effect of exchange rates on cash	1,352	(29,389)	(28,037)

Condensed Consolidated Statement of Changes
in Stockholders’ Equity:
Net loss included in Accumulated Deficit and Total columns	(2,047,464)	368,197	(1,679,267)
Noncash stock based compensation included in
Additional Paid-in Capital and Total columns	483,076	(368,197)	114,879

(1) This amount excludes depreciation expense totaling $76,482. Depreciation expense is separately stated in the accompanying condensed consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB filed with the SEC on April 20, 2006. Operating results are not necessarily indicative of results that may occur in future periods. The following discussion and analysis gives effect to the restatement discussed in Note 6 to the condensed consolidated financial statements.

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

Cost of Goods Sold: Cost of goods sold represents the acquisition cost for the products we purchase from our third party manufacturers as well as damaged and obsolete inventory written off.

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

Critical Accounting Policies

Refer to “Management’s Discussion and Analysis or Plan of Operation” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 for disclosures regarding the Company’s critical accounting policies. There were no changes to these accounting policies, other than the adoption of SFAS No. 123R, during the three months ended March 31, 2006.

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

Research and Development

Research and development expenses decreased to $345,316 for the three months ended March 31, 2006 from $462,701 for the three months ended March 31, 2005. This $117,385 decrease reflects lower development expenses related to our OLpūr H2H product as the engineering phase approaches completion and fewer contract hours logged by our outside developers in the current quarter. In addition, expenses for the three months ended March 31, 2005 include $39,000 for contract third party expenses to support the transition from Gamma Radiation product sterilization to Electron Beam Radiation sterilization.

Depreciation Expense

Depreciation expense increased to $76,482 for the three months ended March 31, 2006 from $69,218 for the three months ended March 31, 2005. Depreciation expense was previously classified as selling, general and administrative expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,324,161 for the three months ended March 31, 2006 from $1,683,270 for the three months ended March 31, 2005. This decrease of $359,109 is due to a decrease in sales and marketing expenses of $209,094 and a $150,015 decrease in general and administrative expenses. The decrease in sales and marketing expense is primarily due to a decrease in product sampling of our OLpūr MD190 product within our Target European Market reducing expenses by approximately $100,000 and reduction in marketing promotion and travel related expenses. The decrease in general and administrative expenses is substantially due to a reduction in the costs related to professional services.

Interest Income

Interest income decreased to $38,672 for the three months ended March 31, 2006 from $56,005 for the three months ended March 31, 2005. The $17,333 decrease represents a decrease in interest income earned on cash deposits and short-term investments as a result of lower balances of our cash and cash equivalents and short-term investments during the quarter ended March 31, 2006.

Inventory

The $88,519 increase in inventory from December 31, 2005 to March 31, 2006 is primarily due to sales in the current quarter being less than initially forecast. We may be required to write down the value of our finished goods inventory in the future if our sales do not increase.

Liquidity and Capital Resources

Our financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

At March 31, 2006, we had a deficit accumulated of $48.9 million and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we manufacture and market our products profitably. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering and from licensing revenue received from Asahi in March 2005.

At March 31, 2006, we had $456,425 in cash and cash equivalents and approximately $3.3 million in short-term investments. We believe that these funds and our anticipated cash flows will be sufficient to fund our currently planned operations though the end of the third quarter of 2006. This time frame estimate includes the costs associated with our clinical trials in the United States for our OLpūr MDHDF filters and H2H Module. Based on our current cash flow projections, we will need to raise additional funds through either the licensing of our technologies or the additional public or private offerings of our securities. We are currently investigating additional funding opportunities, talking to various potential investors who could provide financing and we believe that we will be able to secure financing in the near term. However, there is no guarantee that we will be able to obtain further financing at reasonable terms or at all.

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

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005. Included in the prior year amounts is the impact of the

Asahi contract revenue of $1,750,000 and cash used in operating activities in the three months ended March 31, 2005 of $1.5 million. The net loss in the current quarter includes the impact of non cash stock-based compensation in the amount of $114,879. Accounts receivable were significantly lower than the prior year due to improved collection activities. Inventory increased by $71,228 compared to a prior period reduction of $66,474. Current period inventory includes the impact of an $18,790 inventory write-down.

Net cash provided by investing activities was $1,250,000 for the three months ended March 31, 2006 compared to net cash used in investing activities of $112,064 for the three months ended March 31, 2005. The current year source of cash reflects the redemption of short term securities liquidated to offset the operating cash deficiency. In the prior period, net cash use reflects fixed asset purchases, mainly manufacturing equipment.

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

Safe Harbor for Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995.

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

As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements included in this report, the Company is restating its previously issued condensed consolidated financial statements for the period ended March 31, 2006. The Company has considered the effect of the restatement of its previously issued consolidated financial statements in its assessment of disclosure controls and procedures and of internal control over financial reporting. The Company has concluded that the material weaknesses identified in 1. below existed in the Company's internal control over financial reporting as of December 31, 2005 and the material weakness identified in 2. below existed as of March 31, 2006. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

2. Financial Close Process

Subsequent to the issuance of its condensed consolidated financial statements for the period ended March 31, 2006, the Company identified the following errors:

i.
An error related to stock-based compensation expense recorded in the previously reported financial statements for the period ended March 31, 2006. The error, which occurred during the process of adopting the new standard of accounting for stock options under SFAS 123R, resulted in the overstatement of $368,197 in the non-cash stock-based compensation expense for the three months ended March 31, 2006. Additionally, the Company determined it had not properly allocated such non-cash compensation expense among the research and development and selling, general and administrative expense categories;

ii.
An error related to the classification of an interest bearing cash account. The error, which occurred during the process of preparing the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2006 resulted in a reclassification adjustment of $405,264 from short-term investments to cash and cash equivalents; and

iii.
An error related to the presentation of depreciation expense and the effect of exchange rates on cash on the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2006 resulted in a reclassification adjustment of $29,325 between depreciation expense and the effect of exchange rates on cash.

The Company reviewed these matters with its Audit Committee. The Audit Committee accepted management's recommendation that the Company restate its condensed consolidated financial statements for the First Quarter 2006 to correct for this error.

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

Changes in Internal Control over Financial Reporting

Management is in the process of remediating the above-mentioned weaknesses in our internal control over financial reporting with respect to accounting and has taken the following measures:

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

(b) U se of Proceeds from Registered Securities

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

Item 6. Exhibits.

31.3 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.

Date: October 17, 2006                            By: /s/ Norman J. Barta
Norman J. Barta
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 17, 2006                           By: /s/ Mark W. Lerner
Mark W. Lerner
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

31.3  Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4  Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3  Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4  Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                    28