Form 10QSB
period 2007-03-31
NEPHROS INC
filed 2007-05-18
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

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
            (State or Other Jurisdiction of                                                 (I.R.S. Employer Identification No.)
            Incorporation or Organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [  ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding at May 15, 2007
Common Stock, $.001 par value	12,317,992
Transitional Small Business Disclosure Format: YES [ ] NO [X]

NEPHROS, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$413	$253
Short-term investments	900	2,800
Accounts receivable, less allowances of $49 and $48, respectively	248	228
Inventory, net	656	512
Prepaid expenses and other current assets	319	440

Total current assets	2,536	4,233

Property and equipment, net	832	911
Other assets	23	23
Total assets	$3,391	$5,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$285	$568
Accrued expenses	740	649
Accrued severance expense	-	94
Note payable - short-term portion	372	380
Total current liabilities	1,397	1,691

Convertible notes payable	5,201	5,205
Accrued interest-convertible notes	259	183
Note payable - long-term portion	-	184
Total liabilities	6,857	7,263

Stockholders' deficit:
Common stock, $.001 par value; 25,000,000 shares authorized and 12,317,992 shares issued and outstanding at March 31, 2007 and December 31, 2006	12	12
Additional paid-in capital	53,322	53,135
Accumulated other comprehensive income	26	12
Accumulated deficit	(56,826)	(55,255)
Total stockholders' deficit	(3,466)	(2,096)
Total liabilities and stockholders' deficit	$3,391	$5,167

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Net product revenues	$296	$174

Cost of goods sold	205	146

Gross profit	91	28

Operating expenses:
Research and development	388	345
Depreciation	83	77
Selling, general and administrative	1,138	1,324
Total operating expenses	1,609	1,746

Loss from operations	(1,518)	(1,718)

Interest income	25	39
Interest expense	87	-
Other income	9	-

Net loss	$(1,571)	$(1,679)

Basic and diluted net loss per common share	$(0.13)	$(0.14)

Shares used in computing basic and diluted net loss
per common share	12,317,992	12,314,294

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(unaudited)

	Three Months ended March 31,
	2007	2006
Operating activities:

Net loss	$(1,571)	$(1,679)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	83	77
Amortization of research and development assets	4	-
Amortization of debt discount	3	-
Change in valuation of derivative liability	(7)	-
Noncash stock-based compensation	187	115

(Increase) decrease in operating assets:
Accounts receivable	(17)	66
Inventory	(138)	(71)
Prepaid expenses and other current assets	122	3

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(195)	(24)
Accrued severance expense	(94)	-
Accrued interest-convertible notes	76	-
Other liabilities	(192)	-
Net cash used in operating activities	(1,739)	(1,513)

Investing activities:
Purchase of property and equipment	(2)	-
Maturities of short-term investments	1,900	1,250
Net cash provided by investing activities	1,898	1,250

Financing activities:
Proceeds from exercise of stock options	-	1
Net cash provided by financing activities	-	1

Effect of exchange rates on cash	1	(28)

Net increase (decrease) in cash and cash equivalents	160	(290)

Cash and cash equivalents, beginning of period	253	746
Cash and cash equivalents, end of period	$413	$456

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 (In thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2006	12,317,992	$12	$53,135	$12	$(55,255)	$(2,096)
Comprehensive loss:
Net loss	-	-	-	-	(1,571)	(1,571)
Net unrealized gains on foreign currency
translation	-	-	-	14	-	14
Comprehensive loss	-	-	-	-	-	(1,557)
Noncash stock-based compensation	-	-	187	-	-	187
Balance, March 31, 2007	12,317,992	$12	$53,322	$26	$(56,826)	$(3,466)

See accompanying notes to the condensed consolidated financial statements

1.	Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (together the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2007.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB.  Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.  All inter-company transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company’s current cash flow projections, and in order to comply with the American Stock Exchange’s continued listing standards, the Company will need to raise additional funds through either the licensing or sale of its technologies or the additional public or private offerings of its securities. The Company is currently investigating additional funding opportunities and it believes it will be able to secure financing in the near term. However, there is no guarantee that the Company will be able to obtain further financing. If the Company is unable to raise additional funds on a timely basis or at all, the Company would not be able to continue its operations.

2.	Concentration of Credit Risk

For the three months ended March 31, 2007 and 2006, the following customers accounted for the following percentages of the Company’s sales, respectively.  The Company believes that the loss of any of these customers could have a material adverse effect on the Company’s product sales, at least temporarily, while the Company seeks to replace such customers and/or self-distribute in the territories currently served by such customers.

Customer	2007	2006
A	90%	71%
B	0%	23%

As of March 31, 2007 and December 31, 2006, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.  The Company believes that the loss of these customers could have a material adverse effect on the Company’s product sales, at least temporarily, while the Company seeks to replace such customers and/or self-distribute in the territories currently served by such customers.

Customer	2007	2006
A	91%	71%
C	0%	14%

The Company's activities with Customer "A" became further concentrated as a result of an agreement the Company entered into with Customer "A" effective as of January 1, 2007.  Pursuant to the agreement, the Company assigned on an exclusive basis additional territories to Customer "A" with respect to distribution of the Company's ESRD therapy products, which had previously been assigned to other distributors.

3.	Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “ Share-Based Payment” (“SFAS 123R”), using a modified prospective transition method. For the three months ended March 31, 2007 and 2006, stock-based compensation expense was approximately $187,000 and $115,000, respectively. There was no tax benefit related to expense recognized in the three month periods ended March 31, 2007 and 2006, as the Company is in a net operating loss position. As of March 31, 2007, there was approximately $1,567,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of this amount, approximately $418,000 will be amortized over the weighted-average remaining requisite service period of 1.2 years and approximately $1,149,000 will be recognized upon the attainment of related milestones. Of the total $418,000, we expect to recognize approximately 65.2% in the remaining interim periods of 2007, approximately 33.9% in 2008 and approximately 0.9% in 2009.

4.	Loss per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” net loss per common share amounts (“basic EPS”) were computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution.  Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants.  However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 2,703,473 and 2,354,102 from the computation of diluted EPS for the three month periods ended March 31, 2007 and 2006, respectively.

5.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, which adoption did not have a material effect on either the results of operations or financial position of the Company.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 established a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial position, cash flows, and results of operations.

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

6.	Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method.  The Company’s inventory as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006

Raw Materials	$156,000	$54,000
Finished Goods	500,000	458,000
Total Inventory	$656,000	$512,000

7.	Convertible Notes due 2012

In June 2006, the Company entered into subscription agreements with certain investors who purchased an aggregate of $5,200,000 principal amount of 6% Secured Convertible Notes due 2012 (the “Notes”) issued by the Company for the face value thereof.  The Notes are secured by substantially all of the Company’s assets and accrue interest at a rate of 6% per annum, compounded annually and payable in arrears at maturity.

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

Paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”), provides that an embedded derivative shall be separated from the host contract and accounted for as a derivative instrument if and only if certain criteria are met.  In consideration of SFAS 133, the Company has determined that the Holder Prepayment Option is an embedded derivative to be bifurcated from the Notes and carried at fair value in the financial statements. The debt discount, of approximately $71,000, created by bifurcating the Holder Prepayment Option, is being amortized over the term of the debt. For the quarter ended March 31, 2007 amortization expense was approximately $3,000. During the quarter ended March 31, 2007, the Company recorded interest expense related to the convertible notes of approximately $76,000. At December 31, 2006 the value of the embedded derivative was a liability of approximately $69,000. The Company reassesses the valuation of the Holder Prepayment Option quarterly. At March 31, 2007, the value of the embedded derivative was a liability of approximately $62,000. The change in value of approximately $7,000 was recorded as other income during the quarter.

8.	Commitments and Contingencies

Settlement Agreements

As more fully described in the Company’s 2006 Annual Report on Form 10-KSB, in April 2002, the Company entered into a letter agreement with Hermitage Capital Corporation (“Hermitage”), as placement agent. As of February 2003, the Company entered into a settlement agreement with Hermitage pursuant to which, among other things the Company agreed to issue Hermitage or its designees warrants upon the closing of certain transactions contemplated by a separate settlement agreement between the Company and Lancer Offshore, Inc.  Because Lancer Offshore, Inc. never satisfied the closing conditions and, consequently, a closing has not been held, the Company has not issued any warrants to Hermitage in connection with the settlement with them. In June 2004, Hermitage threatened to sue the Company for warrants it claims are due to it under its settlement agreement with the Company as well as a placement fee and additional warrants it claims are, or will be, owed in connection with the Company’s initial public offering completed on September 24, 2004. The Company had some discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims. The Company has not heard from Hermitage since January 2005. As of March 31, 2007, no loss amount has been accrued because a loss is not considered probable or estimable.

As more fully described in the Company’s 2006 Annual Report on Form 10-KSB, in June 2002, the Company entered into a settlement agreement with one of its suppliers, Plexus Services Corp. Pursuant to this settlement agreement the outstanding balance at March 31, 2007 was $25,000 and is included in “Accounts Payable” on the condensed consolidated balance sheet.  As agreed with the supplier, the Company will retire the remaining balance by making a payment in the amount of $25,000 during the second quarter of 2007.

As more fully described in the Company’s 2006 Annual Report on Form 10-KSB, in August 2002, the Company entered into a subscription agreement with Lancer Offshore, Inc. (“Lancer”). The subscription agreement provided, among other things, that Lancer would purchase, in several installments, (1) a certain amount of secured notes convertible into shares of the Company’s common stock and (2) warrants to purchase a certain amount of shares of the Company’s common stock. In accordance with the subscription agreement, the first installment of the secured notes and warrants were tendered. However, Lancer failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which, (i) the parties terminated the subscription agreement; (ii) Lancer agreed to surrender approximately a third of the warrants issued to it; (iii) the warrants that were not surrendered were amended to provide that the exercise price per share and the number of shares issuable upon exercise thereof would not be adjusted as a result of a contemplated stock-split of the Company’s common stock that was never consummated; and (iv) the secured convertible note delivered in the first installment was cancelled. Lancer agreed, among other things, to certain conditions, and subject to satisfaction of these conditions, the Company agreed to issue to Lancer an unsecured note at a subsequent closing. Lancer never fulfilled the conditions to the subsequent closing and, accordingly, the Company never issued the note that the settlement agreement provided would be issued at such closing.

The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004, in the U.S. District Court for the Southern District of Florida (the “Ancillary Proceeding”).  That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, which was commenced on July 8, 2003, wherein the court appointed a Receiver to manage Lancer Offshore, Inc. and various related entities.  In the Ancillary Proceeding, the Receiver sought payment of the amount of the unsecured note, together with interest, costs and attorneys’ fees, as well as delivery of a warrant evidencing the right to purchase a certain amount of shares of the Company’s common stock.

On December 19, 2005, the U.S. District Court for the Southern District of Florida approved the Stipulation of Settlement with respect to an Ancillary Proceeding dated November 8, 2005 (the “Settlement”). Pursuant to the terms of the Settlement, the Company agreed to pay the Receiver an aggregate of $900,000 under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, the Company issued to the Receiver warrants to purchase 21,308 shares of the Company’s common stock at $1.50 per share exercisable until January 18, 2009.

The Company had reserved for the Ancillary Proceeding on its balance sheet as of December 31, 2004 as a $1,500,000 accrued liability. As a result of the above Settlement, the Company has adjusted such accrued liability and recorded a note payable to the Receiver to reflect the present value, as of March 31, 2007, of the above amounts due to the Receiver of approximately $372,000 which is reflected as short-term note payable. Additionally, the Company recorded the issuance of the warrants issued at their fair market value of $17,348 based on a Black-Scholes calculation. Such Settlement resulted in a gain of $623,087 recorded in the fourth quarter of 2005.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on April 10, 2007.  Operating results are not necessarily indicative of results that may occur in future periods.

Financial Operations Overview

  Revenue Recognition:  Revenue is recognized in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104 “Revenue Recognition”. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

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

Business Overview

Since our inception in April 1997, we have been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpūr MD190 and MD220, which are dialyzers (our “OLpūr MDHDF Filter Series”), OLpūr H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpūr NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpūr MD190 dialyzer in some parts of our Target European Market (consisting of France, Germany, Ireland, Italy and the United Kingdom, as well as Cyprus, Denmark, Greece, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland) in March 2004, and have developed units suitable for clinical evaluation for our OLpūr H2H product. We are developing our OLpūr NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H2H technology.

 In the first quarter of 2007 we received approval from the U.S. Food and Drug Administration (the “FDA”) for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We were also required to obtain approval from the Institutional Review Board (“IRB”) associated with the clinics at which the trials will take place. We have received such approval from the IRB. We expect to have patients using our ESRD products in a human clinical trial in the United States in the second quarter of 2007 and have targeted submitting our data to the FDA with our 510(k) application on these products at the end of 2007. We also plan to apply for CE marking of our OLpūr H2H during the course of our clinical trial.

We have also applied our filtration technologies to water filtration and in 2006 we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complimentary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, anthrax, HIV, Ebola virus, ricin toxin, legionella, fungi and e - coli.

We fulfilled two purchase orders for our DSU to a major medical center in New York City in 2006. In 2007, this NYC medical center extended the terms of our joint evaluation agreement and we are working with their representatives on certain specifications for a customized DSU to meet their requirements. In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter. In connection with this Federal appropriation totaling $1 million, we expect to work with the U.S. Marine Corps in developing a potable personal water purification system for warfighters. We have begun a multi-hospital study to demonstrate the efficacy of the DSU. Our goal is to publish this study in 2007 in a relevant publication of substantial distribution.

To date, we have devoted most of our efforts to research, clinical development, seeking regulatory approval for our ESRD products, establishing manufacturing and marketing relationships and establishing our own marketing and sales support staff for the development, production and sale of our ESRD therapy products in our Target European Market and the United States upon their approval by appropriate regulatory authorities.

Regaining Compliance with American Stock Exchange’s Listing Standards

 We have received notices from the staff of the American Stock Exchange (“AMEX”) that we are not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, AMEX noted our failure to comply with Section 1003(a)(i) of the AMEX Company Guide relating to shareholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years; Section 1003(a)(ii) of the AMEX Company Guide relating to shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of our four most recent fiscal years; and Section 1003(a)(iii) of the AMEX Company Guide relating to shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years.

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

Critical Accounting Policies

Refer to “Management’s Discussion and Analysis or Plan of Operation” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for disclosures regarding the Company’s critical accounting policies.  There were no changes to these accounting policies during the three months ended March 31, 2007.

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

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Product Revenues

Product revenues increased to approximately $296,000 for the three months ended March 31, 2007 from approximately $174,000 for the three months ended March 31, 2006.  The approximately $122,000 or 70% increase reflects an increase in sales of approximately $96,000 to our European distributor as the number of clinics and patients using our products has expanded, and approximately $26,000 for a favorable impact of currency translation.

Cost of Goods Sold

Cost of goods sold increased approximately $59,000 to $205,000 for the three months ended March 31, 2007 compared to approximately $146,000 for the three months ended March 31, 2006. The increase is primarily due to approximately $83,000 of increased sales volume and the unfavorable impact of currency translation being offset by the impact of an approximately $24,000 inventory write off within the three months ended March 31, 2006. No inventory was written off within the three months ended March 31, 2007.

Research and Development

Research and development expenses increased approximately $43,000 to approximately $388,000 for the three months ended March 31, 2007 from approximately $345,000 for the three months ended March 31, 2006.  The increase is primarily due to an approximately $34,000 increase in share based compensation expense reflecting the achievement of certain milestones related to the approval to commence the U.S. clinical trial of our H2H device, an increase in salary expense of approximately $36,000 and an increase in clinical trial expense of approximately $21,000 compared to no clinical trial expense in the three months ended March 31, 2006. These factors are mitigated by lower spending in 2007 of approximately $48,000 on machine development, outside testing, supplies and other items.

Depreciation Expense

Depreciation expenses increased approximately $6,000 to approximately $83,000 for the three months ended March 31, 2007 from approximately $77,000 for the three months ended March 31, 2006, which is primarily due to the impact of unfavorable currency translation factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $186,000 to approximately $1,138,000 for the three months ended March 31, 2007 from approximately $1,324,000 for the three months ended March 31, 2006. The decrease is comprised of an approximately $234,000 decrease in selling expenses mitigated by an approximately $48,000 increase in general and administrative expenses. The lower selling expenses reflect the impact of our focus on a distributor-based marketing strategy, which resulted in lower salaries and transportation and entertainment expenses of approximately $182,000 and $50,000, respectively. The increase in general and administrative expenses is primarily due to an approximately $54,000 increase in payroll expense associated with the addition of the Executive Chairman position.

Interest Income

Interest income decreased to approximately $25,000 for the three months ended March 31, 2007 from approximately $39,000 for the three months ended March 31, 2006. The decrease of approximately $14,000 reflects the impact of lower average balances of our short-term investments during the quarter ended March 31, 2007.

Interest Expense

Interest expense totaled approximately $87,000 for the three months ended March 31, 2007. There was no interest expense for the three months ended March 31, 2006. The current period interest expense primarily represents approximately $76,000 for the accrued interest liability associated with our 6% Secured Convertible Notes due 2012 (“the Notes”), approximately $3,000 associated with the amortization of the debt discount on the Notes and approximately $8,000 for the interest portion of the present value of payments we made to the Receiver of the Lancer Offshore, Inc. proceedings pursuant to certain settlement arrangements. For additional information about the Notes, please see the section “Liquidity, Going Concern and Capital Resources” below.

Other income

Other income of approximately $9,000 for the three months ended March 31, 2007, includes the impact of the current quarter change in valuation of the derivative liability of approximately $7,000 and the recognition of a $2,000 tax refund received by the Company’s subsidiary in Ireland. There was no other income reported in the three months ended March 31, 2006.

Liquidity, Going Concern and Capital Resources

The financial statements included in this Quarterly Report on Form 10-QSB and in our 2006 Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of May 17, 2007, we had approximately $455,000 in cash and cash equivalents and $200,000 invested in short term securities. We have implemented a strict cash management program to conserve our cash, reduce our expenditures and control our payables. In accordance with this cash management program, we believe that our existing funds will be sufficient to fund our currently planned operations through the second quarter of 2007. If we are unable to successfully implement our cash management program, then we would be unable to fund our currently planned operations through that date.

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

•
to pay the Receiver of Lancer Offshore, Inc. amounts due under the settlement with respect to the Ancillary Proceeding between us and the Receiver (See “Note 6—Commitments and Contingencies—Settlement Agreements” to the Condensed Consolidated Financial Statements for a description of the settlement);

•	to pay a former supplier, Plexus Services Corp., amounts due under our settlement agreement; and

•	for working capital purposes, additional professional fees and expenses, additional financial resources in the finance department and for other operating costs.

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

In June 2006, we entered into subscription agreements with certain investors who purchased an aggregate of $5,200,000 principal amount of our 6% Secured Convertible Notes due 2012 (the “Notes”) for the face value thereof. We closed on the sale of the first tranche of Notes, in an aggregate principal amount of $5,000,000, on June 1, 2006 (the “First Tranche”) and closed on the sale of the second tranche of Notes, in an aggregate principal amount of $200,000, on June 30, 2006 (the “Second Tranche”).The Notes are secured by substantially all of our assets.

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

Net cash used in operating activities increased approximately $226,000 to approximately $1,739,000 for the three months ended March 31, 2007 compared to approximately $1,513,000 for the three months ended March 31, 2006. The most significant items causing this increase during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 are highlighted below:

•	During 2007, our net loss decreased approximately $108,000 and our non-cash stock based compensation expense increased approximately $72,000 compared to 2006.

•	Our accounts receivable increased by approximately $17,000 during 2007 compared to a decrease of approximately $66,000 during 2006.

•	Our inventory increased by approximately $138,000 during 2007 compared to a $71,000 increase during 2006.

•	Our accounts payable and accrued expenses decreased in total by $195,000 in 2007 compared to a $24,000 decrease in 2006.

•	Our prepaid expenses and other assets decreased by $122,000 in 2007 compared to a $3,000 decrease in 2006.

•
During 2007, our accrued severance expenses decreased by approximately $94,000, which was substantially offset by an increase of approximately $76,000 in accrued interest relating to the convertible notes that were issued in June 2006.

•	During 2007, we paid amounts due under settlement agreements totaling approximately $192,000 (included within “other liabilities” on the statement of cash flow).

Net cash provided by investing activities was approximately $1,898,000 for the three months ended March 31, 2007 compared to net cash provided of approximately $1,250,000 for the three months ended March 31, 2006. The current year provision of cash reflects the maturities of short-term investments in the amount of approximately $1,900,000 partially offset by purchases of approximately $2,000 for computer equipment at the European headquarters. For the three months ended March 31, 2006 the provision of cash reflects the maturities of short term investments in the amount of approximately $1,250,000.

 There was no cash provided by financing activities for the three months ended March 31, 2007. Net cash provided by financing activities was approximately $1,000 for the three months ended March 31, 2006 and relates to option exercises by a former employee.

Certain Risks and Uncertainties

Our Annual Report on Form 10-KSB for the year ended December 31, 2006 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.”  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in such Form 10-KSB.

We do not presently and may not in the future have sufficient cash flows from operating activities and cash on hand to service our indebtedness and meet our anticipated cash needs. We may not be successful in obtaining additional funding in order to continue operations.

As of May 17, 2007, we had approximately $455,000 in cash and cash equivalents and $200,000 invested in short term securities. We have implemented a strict cash management program to conserve our cash, reduce our expenditures and control our payables. In accordance with this cash management program, we believe that our existing funds will be sufficient to fund our currently planned operations through the second quarter of 2007. If we are unable to successfully implement our cash management program, then we would be unable to fund our currently planned operations through that date.

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

For the three months ended March 31, 2007, one of our customers accounted for approximately 90% of our product sales. Also, this customer represented approximately 91% of our accounts receivable as of March 31, 2007. In addition, in January 2007, we agreed with this customer to assign, on an exclusive basis, additional territories to it with respect to distribution of our ESRD therapy products, which had previously been assigned to other distributors, thereby further concentrating our activities with this customer. We believe that the loss of this customer would have a material adverse effect on our product sales, at least temporarily, while we seek to replace such customer and/or self-distribute in the territories currently served by such customer.

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

•	we may not be able to sell our ESRD therapy or water filtration products at competitive prices or profitably;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;

•	FDA approval relating to our OLpūr HD190 filter may not facilitate or have any effect on the regulatory approval process for our other products;

•	we may not be able to achieve sales growth in Europe or expand into other key geographic markets;

•	we may not be able to satisfy our debt obligations when they become due and payable;

•	we may not be able to meet the AMEX’s continued listing standards and as a result, we may be delisted from the AMEX; and

•	we may not be able to continue as a going concern.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov.  We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

Item 3.                      Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company’s effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

In connection with the preparation of our Annual Report of Form 10-KSB, management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

Remediation Plans

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and is implementing the following steps:

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

The implementation of these remediation plans has been initiated and will continue during the second and third quarters of fiscal 2007. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.

Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness. Based on our existing funds, there can be no assurance that such procedures will be implemented on a timely basis, or at all.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits

10.1
Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007 (Incorporated by reference to Exhibit 10.39 to Nephros, Inc.’s Annual Report on Form 10-KSB filed with the SEC on April 10, 2007)*

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

* Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2007

                                      Nephros, INC.

                                                              By: /s/ Mark W. Lerner
                                                                 Mark W. Lerner
                                                                 Chief Financial Officer
                                                                 (Principal Financial and Accounting Officer)

Exhibit Index

10.1
Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007 (Incorporated by reference to Exhibit 10.39 to Nephros, Inc.’s Annual Report on Form 10-KSB filed with the SEC on April 10, 2007)*

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

* Portions omitted pursuant to a request for confidential treatment.