Form 10QSB
period 2007-06-30
NEPHROS INC
filed 2007-08-13
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)
[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [  ]  NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Class	Outstanding at August 13, 2007
Common Stock, $.001 par value	12,317,992
Transitional Small Business Disclosure Format: YES [ ] NO [X]

NEPHROS, INC. AND SUBSIDIARY

i

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$530	$253
Short-term investments	-	2,800
Accounts receivable, less allowances of $7 and $48 as of June 30, 2007 and December 31, 2006, respectively	10	228
Inventory, net	634	512
Prepaid expenses and other current assets	432	440

Total current assets	1,606	4,233

Property and equipment, net	751	911
Other assets	23	23
Total assets	$2,380	$5,167

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$770	$568
Accrued expenses	620	649
Accrued severance expense	-	94
Note payable - short-term portion	417	380
Total current liabilities	1,807	1,691
Long-term liabilities:
Convertible notes payable	5,210	5,205
Accrued interest-convertible notes	337	183
Note payable - long-term portion	-	184
Total long-term liabilities	5,547	5,572
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 40,000,000 and 25,000,000 shares authorized and 12,317,992 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	12	12
Additional paid-in capital	53,430	53,135
Accumulated other comprehensive income	40	12
Accumulated deficit	(58,456)	(55,255)
Total stockholders' deficit	(4,974)	(2,096)
Total liabilities and stockholders' deficit	$2,380	$5,167

                             See accompanying notes to the unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net product revenues	$348	$302	$644	$476

Cost of goods sold	245	462	450	608

Gross margin	103	(160)	194	(132)

Operating expenses:
Research and development	416	554	804	900
Depreciation	84	84	167	160
Selling, general and administrative	1,152	1,392	2,290	2,709
Total operating expenses	1,652	2,030	3,261	3,769

Loss from operations	(1,549)	(2,190)	(3,067)	(3,901)
Other income (expenses):
Interest income	8	9	33	48
Interest expense	(81)	-	(168)	-
Other	(8)	-	1	-

Net loss	$(1,630)	$(2,181)	$(3,201)	$(3,853)

Basic and diluted net loss per common share	$(0.13)	$(0.18)	$(0.26)	$(0.31)

Shares used in computing basic and diluted net loss
per common share	12,317,992	12,317,992	12,317,992	12,316,153

See accompanying notes to the unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(3,201)	$(3,853)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	167	157
Amortization of research and development assets	7	-
Amortization of debt discount	6	-
Change in valuation of derivative liability	(1)	-
Stock-based compensation	295	373

(Increase) decrease in operating assets:
Accounts receivable, net	220	(88)
Inventory, net	(111)	367
Prepaid expenses and other current assets	10	63

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	165	(731)
Accrued severance expense	(95)	76
Accrued interest-convertible notes	154	-
Other liabilities	(147)	(100)
Net cash used in operating activities	(2,531)	(3,736)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(18)
Purchase of short-term investments	-	(3,000)
Proceeds received from maturities of short-term investments	2,800	2,500
Net cash provided by (used in) investing activities	2,798	(518)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	1
Proceeds from private placement of convertible securities	-	5,200
Net cash provided by financing activities	-	5,201

Effect of exchange rates on cash	10	(3)

Net increase in cash and cash equivalents	277	944

Cash and cash equivalents, beginning of period	253	747
Cash and cash equivalents, end of period	$530	$1,691

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$1	$-

See accompanying notes to the unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
DEFICIT AND COMPREHENSIVE LOSS
 (In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balances, December 31, 2006	12,317,992	$12	$53,135	$12	$(55,255)	$(2,096)

Net loss	-	-	-	-	(3,201)	(3,201)
Net unrealized gains on foreign currency translation, net of taxes	-	-	-	28	-	28
Comprehensive loss	-	-	-	-	-	(3,173)
Stock-based compensation	-	-	295	-	-	295
Balances, June 30, 2007	12,317,992	$12	$53,430	$40	$(58,456)	$(4,974)

See accompanying notes to the unaudited condensed consolidated interim financial statements

1.	Basis of Presentation and Going Concern

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly-owned subsidiary, Nephros International, Limited, (collectively the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2007.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB.  Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation.  In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented.  Interim results are not necessarily indicative of results for a full year.  All inter-company transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. The condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company’s current cash flow projections, and in order to comply with the American Stock Exchange’s continued listing standards, the Company will need to raise additional funds through either the licensing or sale of its technologies or the additional public or private offerings of its securities. The Company is currently investigating additional funding opportunities and it believes it will be able to secure financing in the near term. However, there is no guarantee that the Company will be able to obtain further financing. If the Company is unable to raise additional funds on a timely basis or at all, the Company would not be able to continue its operations.

2.	Concentration of Credit Risk

For the six months ended June 30, 2007 and 2006, the following customers accounted for the following percentages of the Company’s sales, respectively.  The Company believes that the loss of any of these customers could have a material adverse effect on the Company’s product sales, at least temporarily, while the Company seeks to replace such customers and/or self-distribute in the territories currently served by such customers.

Customer	2007	2006
A	94%	72%
B	0%	17%

As of June 30, 2007 accounts receivable is approximately $10,000 and the collection of this amount is not considered a risk factor. At December 31, 2006, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2007	2006
A	0%	71%
C	0%	14%

In the current year the Company's activities with Customer "A" became further concentrated as a result of an agreement the Company entered into with Customer "A" effective as of January 1, 2007.  Pursuant to the agreement, the Company assigned on an exclusive basis additional territories to Customer "A" with respect to distribution of the Company's ESRD therapy products, which had previously been assigned to other distributors.

3.	Stock-Based Compensation

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “ Share-Based Payment” (“SFAS 123R”), using a modified prospective transition method. For the three months ended June 30, 2007 and 2006, stock-based compensation expense was approximately $108,000 and $164,000, respectively. For the six months ended June 30, 2007 and 2006, stock-based compensation expense was approximately $295,000 and $321,000, respectively.

There was no tax benefit related to expense recognized in the three month periods ended June 30, 2007 and 2006, as the Company is in a net operating loss position. As of June 30, 2007, there was approximately $1,319,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of this amount, approximately $345,000 will be amortized over the weighted-average remaining requisite service period of 1.1 years and approximately $974,000 will be recognized upon the attainment of related milestones. Of the total $345,000, we expect to recognize approximately 51.5% in the remaining interim periods of 2007, approximately 45.5% in 2008 and approximately 3.0% in 2009.

4.	Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which requires comprehensive income (loss) and its components to be reported when a company has items of other comprehensive income (loss).  Comprehensive income (loss) includes net income plus other comprehensive income (loss) (i.e., certain revenues, expenses, gains and losses reported as separate components of stockholder’s equity (deficit) rather than in net income (loss).

The Company accounts for certain transactions with a foreign affiliate in a currency other than U.S. dollars.  For the purposes of presenting the condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America, the transactions must be converted into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Since these transactions are of a long-term investment nature and settlement is not planned or anticipated in the foreseeable future, the offsetting foreign currency adjustment is accounted for as an other comprehensive loss item in the condensed consolidated balance sheets.

5.	Loss per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” net loss per common share amounts (“basic EPS”) were computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution.  Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants.  However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 5,184,768 and 2,327,396 from the computation of diluted EPS for the three month and six month periods ended June 30, 2007 and 2006, respectively.

6.	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company adopted FIN 48 on January 1, 2007. The adoption of the provisions of FIN 48 did not have a material effect on either the condensed consolidated results of operations or financial position of the Company.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 established a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the fiscal years ending after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position, cash flows, and results of operations.

7.	Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method.  The Company’s inventory as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006

Raw Materials	$83,000	$54,000
Finished Goods	551,000	458,000
Total Inventory, net	$634,000	$512,000

8.	Convertible Notes due 2012

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

Paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”), provides that an embedded derivative shall be separated from the host contract and accounted for as a derivative instrument if and only if certain criteria are met.  In consideration of SFAS 133, the Company has determined that the Holder Prepayment Option is an embedded derivative to be bifurcated from the Notes and carried at fair value in the condensed consolidated financial statements.

The debt discount, of approximately $71,000, created by bifurcating the Holder Prepayment Option, is being amortized over the term of the debt. At December 31, 2006, the value of the embedded derivative was a liability of approximately $69,000. The Company reassesses the valuation of the Holder Prepayment Option quarterly.

 At June 30, 2007, the value of the embedded derivative was a liability of approximately $68,000. For the quarter ended June 30, 2007, amortization expense was approximately $3,000. During the quarter ended June 30, 2007, the Company recorded interest expense related to the convertible notes of approximately $78,000. The change in value of the embedded derivative of approximately $6,000 was recorded as other expense during the quarter.

 For the six months ended June 30, 2007, amortization expense was approximately $6,000. During the six months ended June 30, 2007, the Company recorded interest expense related to the convertible notes of approximately $155,000. The change in value of the embedded derivative of approximately $1,000 was recorded as other income during the six months ended June 30, 2007.

9.	Commitments and Contingencies

Settlement Agreements

As more fully described in the Company’s 2006 Annual Report on Form 10-KSB, in April 2002, the Company entered into a letter agreement with Hermitage Capital Corporation (“Hermitage”), as placement agent. As of February 2003, the Company entered into a settlement agreement with Hermitage pursuant to which, among other things the Company agreed to issue Hermitage or its designees warrants upon the closing of certain transactions contemplated by a separate settlement agreement between the Company and Lancer Offshore, Inc.  Because Lancer Offshore, Inc. never satisfied the closing conditions and, consequently, a closing has not been held, the Company has not issued any warrants to Hermitage in connection with the settlement with them. In June 2004, Hermitage threatened to sue the Company for warrants it claims are due to it under its settlement agreement with the Company as well as a placement fee and additional warrants it claims are, or will be, owed in connection with the Company’s initial public offering completed on September 24, 2004. The Company had some discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims. The Company has not heard from Hermitage since January 2005. As of June 30, 2007, no loss amount has been accrued because a loss is not considered probable or estimable.

As more fully described in the Company’s 2006 Annual Report on Form 10-KSB, in June 2002, the Company entered into a settlement agreement with one of its suppliers, Plexus Services Corp. Pursuant to this settlement agreement, the outstanding balance at June 30, 2007 was $25,000 and is included in “Accounts Payable” on the unaudited condensed consolidated balance sheet. As agreed with the supplier, the Company expects to retire the remaining balance by making a payment in the amount of $25,000 during the third quarter of 2007, assuming the Company obtains additional financing.

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

The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004, in the U.S. District Court for the Southern District of Florida (the “Ancillary Proceeding”). That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, which was commenced on July 8, 2003, wherein the court appointed a Receiver to manage Lancer and various related entities. In the Ancillary Proceeding, the Receiver sought payment of the amount of the unsecured note, together with interest, costs and attorneys’ fees, as well as delivery of a warrant evidencing the right to purchase a certain amount of shares of the Company’s common stock.

On December 19, 2005, the U.S. District Court for the Southern District of Florida (the “Court”) approved the Stipulation of Settlement with respect to an Ancillary Proceeding dated November 8, 2005 (the “Settlement”). Pursuant to the terms of the Settlement, the Company agreed to pay the Receiver an aggregate of $900,000 (the “Settlement Amount”) under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter.  In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, the Company issued to the Receiver warrants to purchase 21,308 shares of the Company’s common stock at $1.50 per share exercisable until January 18, 2009 (the “Settlement Warrants”).

The Company has paid $500,000 to the Receiver.  The remaining balance of the Settlement Amount to be paid is $400,000 and the Company failed to tender the third $200,000 installment to the Receiver in a timely manner.  The Settlement provides that in the event the Company fails to pay any portion of the Settlement Amount, the Receiver will provide the Company with five business days written notice of the default.  During this five business day period, the Company has the opportunity to cure the default.  If the Company fails to cure the default within the cure period, then the Receiver may retain any portion of the Settlement Amount and Settlement Warrants received to date and file a Certificate of Default requesting the entry of a final judgment, and the Court will enter a final judgment against the Company in the amount of $1.2 million less any portion of the Settlement Amount previously paid under the Settlement and awarding any portion of the Settlement Warrants not previously delivered pursuant to the Settlement.  The Settlement also provides that in the event of any litigation arising as a result of a default under the Settlement, the Receiver shall be entitled to reasonable attorneys’ fees and costs related thereto.

On July 23, 2007, the Company received a letter from the Receiver’s representatives notifying the Company of its failure to pay the third installment and asking the Company to cure such default by July 30, 2007.  The letter also indicated that the Receiver intends to (i) file a Certificate of Default and seek a final judgment in the amount of $1.2 million, less those portions the Company has already paid, if the Company is unable to cure in the time specified, and (ii) seek to recover its attorneys’ fees and costs if legal fees are incurred in connection with such filing.

The Company has implemented a strict cash management program to conserve its cash, reduce its expenditures and control its payables and as a result, it was unable to fund the third installment prior to the expiration of the specified cure period.  After receipt of the letter, the Company informed the Receiver’s representatives that it is currently investigating additional funding opportunities and talking to various potential investors who could provide additional financing, which would allow the Company to tender the remaining installments.  If the Receiver files a Certificate of Default and the Company is unable to obtain additional financing, it would significantly impact the Company’s ability to execute its cash management program and the Company could have to curtail its planned activities or cease its operations.

If the Receiver files a Certificate of Default and the final judgment amount is in excess of $500,000 and such amount remains undischarged for 90 days, or any action shall be taken by the Receiver to levy upon assets or properties of the Company to enforce such judgment, such occurrence would constitute an “Event of Default” under the Notes.  As a result, the holders of Notes constituting a majority of the principal amount of the Notes then outstanding could declare, by notice to the Company, the unpaid principal of, and accrued interest on, all the Notes then outstanding to be due and payable.

The Company had reserved for the Ancillary Proceeding on its balance sheet as of December 31, 2004 as a $1,500,000 accrued liability. As a result of the above Settlement, the Company has adjusted such accrued liability and recorded a note payable to the Receiver to reflect the present value, as of June 30, 2007, of the above amounts due to the Receiver of approximately $372,000 which is reflected as short-term note payable. Additionally, the Company recorded the issuance of the warrants issued at their fair market value of $17,348 based on a Black-Scholes calculation. Such Settlement resulted in a gain of $623,087 recorded in the fourth quarter of 2005.

Item 2.  Management’s Discussion and Analysis and Results of Operations

The following discussion and analysis of our condensed consolidated interim financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on April 10, 2007.  Operating results are not necessarily indicative of results that may occur in future periods.

Financial Operations Overview

   Revenue Recognition:   Revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”), No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

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

Business Overview

         Since our inception in April 1997, we have been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpūr MD190 and MD220, which are dialyzers (our “OLpūr MDHDF Filter Series”), OLpūr H 2 H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpūr NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpūr MD190 dialyzer in some parts of our Target European Market (consisting of France, Germany, Ireland, Italy and the United Kingdom, as well as Cyprus, Denmark, Greece, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland) in March 2004, and have developed units suitable for clinical evaluation for our OLpūr H 2 H product. We are developing our OLpūr NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H 2 H technology.

 In the first quarter of 2007, we received approval from the U.S. Food and Drug Administration (the “FDA”) for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H 2 H module and OLpūr MD 220 filter. We have also received the approval from the Institutional Review Board (“IRB”) associated with the clinics at which the trials will take place. We began the training phase in each clinic in the second quarter of 2007 and expect to have patients using our ESRD products in a human clinical trial in the United States in the third quarter of 2007, assuming we are able to obtain additional financing. We have targeted submitting our data to the FDA with our 510(k) application on these products at the beginning of 2008. We also plan to apply for CE marking in Europe for our OLpūr H 2 H during the course of our clinical trial.

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

We fulfilled two purchase orders for our DSU to a major medical center in New York City in 2006. In 2007, this NYC medical center extended the terms of our joint evaluation agreement and we are working with their representatives on certain specifications for a customized DSU to meet their requirements. We have begun a multi-hospital study to demonstrate the efficacy of the DSU. Our goal is to publish this study in 2007 in a relevant publication of substantial distribution. In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter. In connection with this Federal appropriation totaling $1 million, we expect to work with the U.S. Marine Corps in developing a potable personal water purification system for warfighters. We are planning to pursue additional sales of our DSU upon completion of planned improvements in product ergonomics.

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

Critical Accounting Policies

Refer to “Management’s Discussion and Analysis or Plan of Operation” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for disclosures regarding the Company’s critical accounting policies.  There were no changes to these accounting policies during the three months ended June 30, 2007.

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

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Product Revenues

Net product revenues were approximately $348,000 for the three months ended June 30, 2007 compared to approximately $302,000 for the three months ended June 30, 2006, an increase of 15%. The $46,000 increase in net product revenues is primarily due to increased sales of our OLpūr MDHDF Filter Series product in Europe. Our primary European distributor ("Distributor") has been kept apprised of our financial condition and our fundraising efforts, and is concerned over our ability to provide long-term support in the event we are not successful with our fundraising.  Consequently the Distributor decided to reduce its sales of our products, and the Distributor has, as a result, built up inventory levels of our products that are larger than the Distributor desired.  Because of this inventory increase, the Distributor did not place an order for the months of June and July 2007, which adversely impacted our sales. There were no sales of our DSU product in the quarter ended June 30, 2007 versus approximately $8,000 in the quarter ended June 30, 2006.

Cost of Goods Sold

Cost of goods sold was approximately $245,000 for the three months ended June 30, 2007 compared to approximately $462,000 for the three months ended June 30, 2006, a decrease of 47%. The $217,000 decrease in cost of goods sold is primarily due to approximately $245,000 in adjustments to cost of goods sold in the three months ended June 30, 2006. Inventory adjustments in 2006 totaling approximately $213,000 were comprised of approximately $142,000 to revalue to market pricing specific inventory lots to reflect the competitive pricing environment in the German market; and the write-off of expired inventory in the amount of approximately $71,000. Additional adjustments totaling approximately $32,000 in 2006 relate to assembly costs of reworking product at our subcontractor’s manufacturing facility that impacted cost of goods sold in the three months ended June 30, 2006. No similar adjustment was made in 2007. Cost of goods sold related to unit sales increased in 2007 by approximately $16,000 primarily due to the greater sales of our OLpūr MDHDF Filter Series product. Other cost of sales unrelated to unit sales activity, increased by approximately $12,000 and includes production wastage, quality control samples and price variances on standard cost reflecting the 2007 change in cost standards to exclude freight charges resulting in an adverse price variance.

Research and Development

Research and development expenses were approximately $416,000 for the three months ended June 30, 2007 from approximately $554,000 for the three months ended June 30, 2006, a decrease of 25%. The decrease of $138,000 is primarily due to lower spending on machine development and outside testing of approximately $95,000 and $53,000, respectively.

Depreciation Expense

Depreciation expense was approximately $84,000 for the three months ended June 30, 2007 and the three months ended June 30, 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,152,000 for the three months ended June 30, 2007 from approximately $1,392,000 for the three months ended June 30, 2006, a decrease of 17%. The decrease of $241,000 reflects a decrease in selling expenses of approximately $196,000 and a decrease in general and administrative expenses of approximately $45,000.

The decreased selling expenses is primarily due to a reduction in headcount resulting in lower compensation and travel and entertainment expenses of approximately $112,000 and $52,000, respectively and lower spending for trade shows and other selling expenses of approximately $12,000 and $20,000, respectively.

The general and administrative expense decrease of approximately $45,000 is primarily due to lower spending on professional service fees as financial services expense of approximately $100,000 were incurred in the three months ended June 30, 2006. No comparable fees were incurred in the three months ended June 30, 2007.  This is partially offset by approximately $30,000 in settlement discounts for early payment of accounts receivable recorded in the three months ended June 30, 2007 and increased professional services fees related to audit activities of approximately $22,000.

Interest Income

Interest income was approximately $8,000 for the three months ended June 30, 2007 from approximately $9,000 for the three months ended June 30, 2006. The decrease of approximately $1,000 reflects the impact of lower average balances of our short-term investments during the quarter ended June 30, 2007.

Interest Expense

Interest expense totaled approximately $81,000 for the three months ended June 30, 2007 compared to no interest expense for the three months ended June 30, 2006. The current period interest expense primarily represents approximately $78,000 for the accrued interest liability associated with our 6% Secured Convertible Notes due 2012 (the “Notes”), approximately $3,000 of which is associated with the amortization of the debt discount on the Notes. For additional information about the Notes, please see the section “Liquidity, Going Concern and Capital Resources” below.

 Other

Other expense of approximately $8,000 for the three months ended June 30, 2007, includes the impact of the current quarter change in valuation of the derivative liability of approximately $6,000. There was no other expense reported in the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Product Revenues

Total net product revenues for the six months ended June 30, 2007 were approximately $644,000 compared to approximately $476,000 for the prior year period, an increase of 35%.  The $168,000 increase is primarily due to increased sales of our OLpūr MDHDF Filter Series product in Europe. Our Distributor has been kept apprised of our financial condition and our fundraising efforts, and is concerned over our ability to provide long-term support in the event we are not successful with our fundraising.  Consequently the Distributor decided to reduce its sales of our products, and the Distributor has, as a result, built up inventory levels of our products that are larger than the Distributor desired.  Because of this inventory increase, the Distributor did not place an order for the months of June and July 2007, which adversely impacted our sales. There were no sales of our DSU product in the quarter ended June 30, 2007 versus approximately $8,000 in the quarter ended June 30, 2006.

Cost of Goods Sold

Cost of goods sold were approximately $450,000 for the six months ended June 30, 2007 from approximately $608,000 for the six months ended June 30, 2006, a decrease of  26%. The $158,000 decrease in cost of goods sold is primarily due to approximately $264,000 in adjustments to cost of goods sold in 2006. Inventory adjustments in 2006 totaling approximately $232,000 were comprised of approximately $142,000 to revalue to market pricing specific inventory lots to reflect the competitive pricing environment in the German market; and the write-off of expired inventory in the amount of approximately $90,000. Additional adjustments totaling approximately $32,000 in 2006 relate to assembly costs of reworking product at our subcontractor’s manufacturing facility that impacted cost of goods sold in the six months ended June 30, 2006. No similar adjustment was made in 2007. Cost of goods sold related to unit sales increased by approximately $72,000 primarily due to the greater sales of our OLpūr MDHDF Filter Series product. Unrelated to unit sales activity, “Other” cost of sales increased by approximately $34,000 and includes production wastage, quality control samples and price variances on standard cost reflecting the 2007 change in cost standards to exclude freight charges resulting in an adverse price variance.

Research and Development

Research and development expenses were approximately $804,000 for the six months ended June 30, 2007 from approximately $900,000 for the six months ended June 30, 2006, a decrease of 11%. This $96,000 decrease is primarily due to lower machine development and outside testing expenses of approximately $117,000 and $61,000, respectively. These expenses are related to our OLpūr H 2 H product as the engineering phase approaches completion and fewer contract hours were logged by our outside developers during the six months ended June 30, 2007. This lower spending was partially offset by a net increase in compensation expense of approximately $77,000 as higher compensation expense of approximately $102,000 was offset by lower deferred compensation expense of approximately $25,000.

Depreciation Expense

Depreciation expense were approximately $167,000 for the six months ended June 30, 2007 from approximately $160,000 for the six months ended June 30, 2006, an increase of 4%. The $7,000 increase is primarily due to the adverse impact of currency translation factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,290,000 for the six months ended June 30, 2007 from approximately $2,709,000 for the six months ended June 30, 2006, a decrease of 16%. The decrease of $420,000 reflects lower selling expenses of approximately $440,000 offset by an increase in general and administrative expenses of approximately $20,000.  The decrease in selling expenses is primarily due to a reduction in headcount resulting in lower compensation and travel and entertainment expenses of approximately $296,000 and $103,000, respectively. General and administrative expenses are higher by approximately $20,000 primarily due to professional services fees related to audit activities, which increased by approximately $166,000 and compensation expenses, which increased by approximately $158,000. The impact of these factors was mitigated by expenses specific to the six months ended June 30, 2006 including; legal expenses of approximately $126,000 associated with the private placement transaction of the Notes and spending on professional service fees of approximately $122,000 for financial service expense.

Interest Income

Interest income was approximately $33,000 for the six months ended June 30, 2007 from approximately $48,000 for the six months ended June 30, 2006, a decrease of 31%. The decrease of approximately $15,000 reflects the impact of lower average balances of our short-term investments during the quarter ended June 30, 2007.

Interest Expense

Interest expense totaled approximately $168,000 for the six months ended June 30, 2007 compared to no interest expense for the six months ended June 30, 2006. The current period interest expense primarily represents approximately $154,000 for the accrued interest liability associated with our Notes, approximately $8,000 associated with the amortization of the debt discount on the Notes and approximately $6,000 for the interest portion of the present value of payments we made to the Receiver of the Lancer Offshore, Inc. (“Lancer”) proceedings pursuant to certain settlement arrangements. For additional information about the Notes, please see the section “Liquidity, Going Concern and Capital Resources” below.

Other

Other income of approximately $1,000 for the six months ended June 30, 2007 includes the impact of the current quarter change in valuation of the derivative liability of approximately $6,000 recorded as an expense partially offsetting the approximately $7,000 of other income recorded in the three months ended March 31, 2007. There was no other income reported in the six months ended June 30, 2006.

Liquidity, Going Concern and Capital Resources

The condensed consolidated interim financial statements included in this Quarterly Report on Form 10-QSB and in our 2006 Annual Report on Form 10-KSB have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring losses, lack of existing cash resources and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2007, we had approximately $530,000 in cash and cash equivalents. On August 13, 2007 we had approximately $355,000 in cash and cash equivalents. We have implemented a strict cash management program to conserve our cash, reduce our expenditures, including not funding payments due to Lancer, and control our payables. In accordance with this cash management program, we believe that our existing funds will be sufficient to fund our currently planned operations through the end of the third quarter of 2007, assuming the Lancer Receiver does not file a Certificate of Default, as further described below.  If we are unable to successfully implement our cash management program, or if we are unable to raise additional funds by early September 2007, then we would be unable to fund our currently planned operations through the end of the third quarter and would have to cease operations.

As previously disclosed, we were a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004. That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, which was commenced on July 8, 2003, wherein the court appointed a Receiver to manage Lancer Offshore, Inc. and various related entities. On December 19, 2005, the U.S. District Court for the Southern District of Florida (the “Court”) issued an order approving the Stipulation of Settlement entered into on November 8, 2005 (the “Settlement”) between the Receiver and us. Under the Settlement, we agreed to pay the Receiver an aggregate of $900,000 (the “Settlement Amount”) under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, we issued to the Receiver warrants to purchase 21,308 shares of our common stock at $1.50 per share exercisable until January 18, 2009 (the “Settlement Warrants”).

We have paid $500,000 to the Receiver.  The remaining balance of the Settlement Amount to be paid is $400,000 and we failed to tender the third $200,000 installment to the Receiver in a timely manner.  The Settlement provides that in the event we fail to pay any portion of the Settlement Amount, the Receiver will provide us with five business days written notice of the default.  During this five business day period, we have the opportunity to cure the default.  If we fail to cure the default within the cure period, then the Receiver may retain any portion of the Settlement Amount and Settlement Warrants received to date and file a Certificate of Default requesting the entry of a final judgment, and the Court will enter a final judgment against us in the amount of $1.2 million less any portion of the Settlement Amount previously paid under the Settlement and awarding any portion of the Settlement Warrants not previously delivered pursuant to the Settlement.  The Settlement also provides that in the event of any litigation arising as a result of a default under the Settlement, the Receiver shall be entitled to reasonable attorneys’ fees and costs related thereto.

On July 23, 2007, we received a letter from the Receiver’s representatives notifying us of our failure to pay the third installment and asking us to cure such default by July 30, 2007.  The letter also indicated that the Receiver intends to (i) file a Certificate of Default and seek a final judgment in the amount of $1.2 million, less those portions we have already paid, if we are unable to cure in the time specified, and (ii) seek to recover its attorneys’ fees and costs if legal fees are incurred in connection with such filing.

As a result of our strict cash management program, we were unable to fund the third installment prior to the expiration of the specified cure period.  After receipt of the letter from the Receiver’s representatives, we informed them that we are currently investigating additional funding opportunities and talking to various potential investors who could provide additional financing, which would allow us to tender the remaining installments.  If the Receiver files a Certificate of Default and we are unable to obtain additional financing, it would significantly impact our ability to execute our cash management program and we could have to curtail our planned activities or cease our operations.

If the Receiver files a Certificate of Default and the final judgment amount is in excess of $500,000 and such amount remains undischarged for 90 days, or any action shall be taken by the Receiver to levy upon our assets or properties to enforce such judgment, such occurrence would constitute an “Event of Default” under the Notes.  As a result, the holders of Notes constituting a majority of the principal amount of the Notes then outstanding could declare, by notice to us, the unpaid principal of, and accrued interest on, all the Notes then outstanding to be due and payable.

We will need to raise additional funds through either the public or private offerings of our securities or licensing or sale of our technologies. We are currently investigating additional funding opportunities, talking to various potential investors who could provide financing and we believe that we will be able to secure financing in the near term. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms, do so on terms that will satisfy the AMEX’s continued listing standards or do so on terms that would not substantially dilute your equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we will not be able to continue our operations and we may be de-listed from the AMEX.

We do not generate enough revenue through the sale of our products or licensing revenues to meet our expenditure needs on an ongoing basis. Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, including our Lancer payments, we will be required to adopt alternatives, such as seeking to raise additional debt or equity capital, curtailing our planned activities or ceasing our operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. For additional information describing the risks concerning our liquidity, please see “Certain Risks and Uncertainties” below.

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

•	the ability to maintain the listing of our common stock on the AMEX;

•	the continued progress in and the costs of clinical studies and other research and development programs;

•	the costs involved in filing and enforcing patent claims and the status of competitive products; and

•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources and the additional capital we are seeking to raise to the following uses:

•	for outstanding accounts payable and accrued expenses;

•	for the marketing and sales of our products;

•	to complete certain clinical studies, obtain appropriate regulatory approvals and expand our research and development with respect to our ESRD therapy products;

•	to continue our ESRD therapy product engineering;

•	to pursue business opportunities with respect to our DSU water-filtration product;

•
to pay the Receiver of Lancer Offshore, Inc. amounts due under the settlement with respect to the Ancillary Proceeding between us and the Receiver (See “Note 9—Commitments and Contingencies—Settlement Agreements” to the Unaudited Condensed Consolidated Financial Statements for a description of the settlement);

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

In June 2006, we entered into subscription agreements with certain investors who purchased an aggregate of $5,200,000 principal amount of our Notes. The Notes are secured by substantially all of our assets.

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

Net cash used in operating activities was approximately $2,531,000 for the six months ended June 30, 2007 compared to approximately $3,736,000 for the six months ended June 30, 2006. The most significant items causing this decrease during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 are highlighted below:

•	During 2007, our net loss decreased approximately $652,000 and our stock-based compensation expense decreased approximately $78,000 compared to 2006.

•
Our accounts receivable decreased by approximately $220,000 during 2007 compared to an increase of approximately $88,000 during 2006. In order to accelerate collections of accounts receivable we offered a discount to our largest customer. Our customer accepted this offer and paid the net balances due prior to June 30, 2007.

•	Our inventory increased by approximately $111,000 during 2007 compared to a decrease of approximately $367,000 during 2006.

•	Our accounts payable and accrued expenses increased in total by approximately $165,000 in 2007 compared to a decrease of approximately $731,000 in 2006.

•	Our prepaid expenses and other assets increased by approximately $10,000 in 2007 compared to a increase of approximately $63,000 in 2006.

•
During 2007, our accrued severance expenses decreased by approximately $95,000, which was substantially offset by an increase of approximately $154,000 in accrued interest relating to the convertible notes that were issued in June 2006.

•	During 2007, we paid amounts due under settlement agreements totaling approximately $225,000 (included within “other liabilities” on the statement of cash flow).

Net cash provided by investing activities was approximately $2,798,000 for the six months ended June 30, 2007 compared to net cash used in investing activities of approximately $518,000 for the six months ended June 30, 2006. The current year provision of cash reflects the maturities of short-term investments in the amount of approximately $2,800,000 partially offset by purchases of approximately $2,000 for computer equipment at the European headquarters. For the six months ended June 30, 2006 the provision of cash reflects the maturities of short term investments in the amount of approximately $2,500,000 mitigated by purchases of $3,000,000 of short term securities and $18,000 of fixed assets.

 There was no cash provided by financing activities for the six months ended June 30, 2007. For the six months ended June 30, 2006 net cash provided by financing activities reflects the $5,200,000 in proceeds from the Notes and approximately $1,000 relating to option exercises by a former employee.

Certain Risks and Uncertainties

Our Annual Report on Form 10-KSB for the year ended December 31, 2006 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.”  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in such Form 10-KSB.

We do not presently and may not in the future have sufficient cash flows from operating activities and cash on hand to service our indebtedness and other commitments, including amounts owed to Lancer, and meet our anticipated cash needs. We may not be successful in obtaining additional funding in order to continue operations.

As of June 30, 2007, we had approximately $530,000 in cash and cash equivalents. On August 13, 2007 we had approximately $355,000 in cash and cash equivalents. We have implemented a strict cash management program to conserve our cash, reduce our expenditures, including not funding payments due to Lancer, and control our payables. In accordance with this cash management program, we believe that our existing funds will be sufficient to fund our currently planned operations through the end of the third quarter of 2007, assuming the Lancer Receiver does not file a Certificate of Judgment, as further described below.  If we are unable to successfully implement our cash management program, or if we are unable to raise additional funds by early September 2007, then we would be unable to fund our currently planned operations through the end of the third quarter and would have to cease operations.

As previously disclosed, we were a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004.  That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, which was commenced on July 8, 2003, wherein the court appointed a Receiver to manage Lancer Offshore, Inc. and various related entities. On December 19, 2005, the U.S. District Court for the Southern District of Florida (the “Court”) issued an order approving the Stipulation of Settlement entered into on November 8, 2005 (the “Settlement”) between the Receiver and us. Under the Settlement, we agreed to pay the Receiver an aggregate of $900,000 (the “Settlement Amount”) under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter.  In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, we issued to the Receiver warrants to purchase 21,308 shares of our common stock at $1.50 per share exercisable until January 18, 2009 (the “Settlement Warrants”).

We have paid $500,000 to the Receiver.  The remaining balance of the Settlement Amount to be paid is $400,000 and we failed to tender the third $200,000 installment to the Receiver in a timely manner.  The Settlement provides that in the event we fail to pay any portion of the Settlement Amount, the Receiver will provide us with five business days written notice of the default.  During this five business day period, we have the opportunity to cure the default.  If we fail to cure the default within the cure period, then the Receiver may retain any portion of the Settlement Amount and Settlement Warrants received to date and file a Certificate of Default requesting the entry of a final judgment, and the Court will enter a final judgment against us in the amount of $1.2 million less any portion of the Settlement Amount previously paid under the Settlement and awarding any portion of the Settlement Warrants not previously delivered pursuant to the Settlement.  The Settlement also provides that in the event of any litigation arising as a result of a default under the Settlement, the Receiver shall be entitled to reasonable attorneys’ fees and costs related thereto.

On July 23, 2007, we received a letter from the Receiver’s representatives notifying us of our failure to pay the third installment and asking us to cure such default by July 30, 2007.  The letter also indicated that the Receiver intends to (i) file a Certificate of Default and seek a final judgment in the amount of $1.2 million, less those portions we have already paid, if we are unable to cure in the time specified, and (ii) seek to recover its attorneys’ fees and costs if legal fees are incurred in connection with such filing.

As a result of our strict cash management program, we were unable to fund the third installment prior to the expiration of the specified cure period.  After receipt of the letter from the Receiver’s representatives, we informed them that we are currently investigating additional funding opportunities and talking to various potential investors who could provide additional financing, which would allow us to tender the remaining installments.  If the Receiver files a Certificate of Default and we are unable to obtain additional financing, it would significantly impact our ability to execute our cash management program and we could have to curtail our planned activities or cease our operations.

If the Receiver files a Certificate of Default and the final judgment amount is in excess of $500,000 and such amount remains undischarged for 90 days, or any action shall be taken by the Receiver to levy upon our assets or properties to enforce such judgment, such occurrence would constitute an “Event of Default” under the Notes.  As a result, the holders of Notes constituting a majority of the principal amount of the Notes then outstanding could declare, by notice to us, the unpaid principal of, and accrued interest on, all the Notes then outstanding to be due and payable.

Our ability to make payments on our indebtedness and to meet our anticipated cash needs will depend on our ability to generate cash in the future. We will need to raise additional funds through public or private offerings of our securities or the licensing or sale of our technologies. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We are currently investigating additional funding opportunities, talking to various potential investors who could provide financing and we believe that we will be able to secure financing in the near term. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms, do so on terms that will satisfy the AMEX’s continued listing standards or do so on terms that would not substantially dilute your equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we will not be able to continue our operations and we may be de-listed from the AMEX. Even if we obtain such financing, we cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments.  If we continue to be unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, including our Lancer payments, we will be required to adopt alternatives, such as seeking to raise additional debt or equity capital, curtailing our planned activities or ceasing our operations.  We cannot assure you that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

Certain customers individually account for a large portion of our product sales, and the loss of any of these customers could have a material adverse effect on our sales.

For the six months ended June 30, 2007, one of our customers accounted for approximately 94% of our product sales. In addition, in January 2007, we agreed with this customer to assign, on an exclusive basis, additional territories to it with respect to distribution of our ESRD therapy products, which had previously been assigned to other distributors, thereby further concentrating our activities with this customer. This customer, claiming their inventory levels of our products were higher than they desired, did not place an order for the months of June and July 2007, which adversely impacted our sales. We believe that the loss of this customer or a decrease in this customer’s orders would have a material adverse effect on our product sales, at least temporarily, while we seek to replace such customer and/or self-distribute in the territories currently served by such customer.

Safe Harbor for Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control.  Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

•	we may not be able to satisfy our obligations when they become due and payable;

•	products that appeared promising in research or clinical trials to us may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may not obtain appropriate or necessary governmental or regulatory approvals to achieve our business plan;

•
product orders may be cancelled, patients currently using our products may cease to do so, patients expected to begin using our products may not and we may not be able to bring on new patients at the rate originally anticipated;

•	we may not be able to obtain funding if and when needed or on terms favorable to us;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

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

Remediation Plans

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and is implementing the following steps:

•	Develop procedures to implement a formal monthly closing process and hold monthly meetings to address the monthly closing process;

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-QSB and 10-KSB;

•	Enhance the level of service provided by outside accounting service providers to further support and supplement our internal staff in accounting and related areas;

•	Seek additional staffing to provide additional resources for internal preparation and review of financial reports; and

•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-QSB and 10-KSB.

The implementation of these remediation plans has been initiated and will continue during the third quarter of fiscal 2007. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.

Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness. Based on our existing funds, there can be no assurance that such procedures will be implemented on a timely basis, or at all.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

 2007 Annual Meeting

On May 22, 2007, we held our 2007 Annual Meeting of Stockholders (the “Annual Meeting”). The holders of 9,071,212 shares of our common stock were present in person or represented by proxy at the Annual Meeting. At the Annual Meeting, our stockholders took the following actions:

1. Our stockholders elected the following persons to serve as directors for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

	Votes For	Votes Withheld

Norman J. Barta	9,047,427	23,785

Lawrence J. Centella	9,047,427	23,785

Dr. Eric A. Rose	9,047,427	23,785

Mr. Barta, Mr. Centella and Dr. Rose continue to be members of our Board of Directors along with our other directors whose respective terms of office continued beyond the Annual Meeting, namely, Howard Davis, William J. Fox, Judy S. Slotkin and W. Townsend Ziebold, Jr.  On May 22, 2007, Bernard Salick, M.D. resigned as a member of the Board of Directors.

2. Our stockholders approved the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. Votes were cast as follows:

Votes For	Votes Against	Votes Abstained

9,069,812	700	700

Subsequent to the Annual Meeting and as previously disclosed, on July 16, 2007, our Audit Committee dismissed Deloitte & Touche LLP and engaged Rothstein Kass & Company, P.C. to serve as our independent registered public accounting firm.

3. Our stockholders approved the potential issuance of our common stock upon conversion of certain notes and the exercise of certain warrants.  Votes were cast as follows:

Votes For	Votes Against	Votes Abstained

9,047,427	28,785	0

4. Our stockholders approved the amendment to the Fourth Amended and Restated Certificate of Incorporation that increases the number of authorized shares of common stock from 25,000,000 to 40,000,000.  Votes were cast as follows:

Votes For	Votes Against	Votes Abstained

9,046,427	24,085	700

5. Our stockholders approved the amendment to our 2004 Stock Incentive Plan that increases the total number of shares of common stock that may be granted pursuant to awards under the Plan from 800,000 to 1,300,000.  Votes were cast as follows:

Votes For	Votes Against	Votes Abstained

8,986,002	84,510	700

The proposal for the approval of an amendment to the Fourth Amended and Restated Certificate of Incorporation to repeal a restriction of stockholder action without a meeting was adjourned to a meeting held on June 12, 2007 (“June Meeting”).  The holders of 9,965,747 shares of our common stock were present in person or represented by proxy at the June Meeting. At the June Meeting, our stockholders took the following action:

6. Our stockholders approved the amendment to the Fourth Amended and Restated Certificate of Incorporation to repeal a restriction on stockholder action without a meeting.  Votes were cast as follows:

Votes For	Votes Against	Votes Abstained

9,911,948	52,249	1,550

Item 6.  Exhibits

3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 4, 2007.

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 29, 2007.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007

            Nephros, Inc.

                                                                                                                By: /s/ Mark W. Lerner
                                   Mark W. Lerner
                                   Chief Financial Officer
                                                    (Principal Financial and Accounting Officer)

Exhibit Index

3.1
Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 4, 2007.

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, effective as of June 29, 2007.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.