Form 10QSB
period 2007-09-30
NEPHROS INC
filed 2007-11-13
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32288
NEPHROS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	13-3971809
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
3960 Broadway
New York, NY 10032
(Address of Principal Executive Offices)
(212) 781-5113
(Registrant’s telephone number,
including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	November 13, 2007
Common Stock, $.001 par value	12,317,992
Transitional Small Business Disclosure Format: YES ☐ NO ☑

NEPHROS, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements.
NEPHROS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,513	$253
Short-term investments	4,000	2,800
Accounts receivable, less allowances of $7 and $48 as of September 30, 2007 and December 31, 2006, respectively	114	228
Inventory, net	560	512
Deferred costs	2,043
Prepaid expenses and other current assets	244	440

Total current assets	13,474	4,233

Property and equipment, net	694	911
Other assets	23	23

Total assets	$14,191	$5,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$392	$568
Accrued expenses	620	649
Accrued severance expense	137	94
Note payable — short-term portion	372	380

Total current liabilities	1,521	1,691
Long-term liabilities:
Convertible notes payable	17,216	5,205
Warrant payable – placement agent	1,047
Accrued interest-convertible notes	50	183
Note payable — long-term portion		184

Total liabilities	19,834	7,263

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued
Common stock, $.001 par value; 40,000,000 and 25,000,000 shares authorized and 12,317,992 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	12	12
Additional paid-in capital	54,185	53,135
Accumulated other comprehensive income	78	12
Accumulated deficit	(59,918)	(55,255)

Total stockholders’ deficit	(5,643)	(2,096)

Total liabilities and stockholders’ deficit	$14,191	$5,167

See accompanying notes to the unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net product revenues	$112	$165	$755	$641

Cost of goods sold	131	203	581	811

Gross margin (loss)	(19)	(38)	174	(170)

Operating expenses:
Research and development	298	545	1,102	1,444
Depreciation	86	64	253	224
Selling, general and administrative	1,408	1,256	3,697	3,966

Total operating expenses	1,792	1,865	5,052	5,634

Loss from operations	(1,811)	(1,903)	(4,878)	(5,804)

Other income (expense):
Interest income	2	116	35	164
Interest expense	(149)	(114)	(317)	(113)
Gain on exchange of debt	330	—	330	—
Other income (expense)	166	(5)	167	(5)

Net loss	$(1,462)	$(1,906)	$(4,663)	$(5,758)

Loss per common share — basic and diluted	$(0.12)	$(0.15)	$(0.38)	$(0.47)

Weighted average number of shares outstanding —basic and diluted	12,317,992	12,317,992	12,317,992	12,316,773

See accompanying notes to the unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(4,663)	$(5,758)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	253	224
Amortization of research and development costs	11
Loss on disposal of equipment	2	24
Amortization of debt discount	32	4
Loss on change in valuation of derivative liability	7
Stock-based compensation	265	454
Gain on exchange of debt	(330)

(Increase) decrease in operating assets:
Accounts receivable, net	124	(181)
Inventory, net	(11)	387
Deferred cost – insurance	(4)
Prepaid expenses and other current assets	197

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(250)	(615)
Accrued severance expense	45	(335)
Accrued interest-convertible notes	277	103
Other liabilities	(192)

Net cash used in operating activities	(4,237)	(5,693)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(33)
Purchase of short-term investments	(4,000)	(3,000)
Proceeds received from maturities of short-term investments	2,800	3,700

Net cash provided by (used in) investing activities	(1,202)	667

Cash flows from financing activities:
Proceeds from exercise of stock options		1
Deferred financing costs	(992)
Proceeds from private placement of convertible securities	12,677	5,207

Net cash provided by financing activities	11,685	5,208

Effect of exchange rates on cash	14	(5)

Net increase in cash and cash equivalents	6,260	177
Cash and cash equivalents, beginning of period	253	747

Cash and cash equivalents, end of period	$6,513	$924

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$3	$32

Supplemental disclosure of noncash investing and financing activities
Convertible note issued on debt exchange	5,300
Fair value of warrants issued as placement agent fees	1,047

	$6,347	$—

See accompanying notes to the unaudited condensed consolidated interim financial statements

Notes to the Unaudited Condensed Consolidated Interim Financial Statements
     1. Basis of Presentation and Liquidity
          The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly-owned subsidiary, Nephros International, Limited, (collectively, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2007. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All significant inter-company transactions and balances have been eliminated in consolidation.
          The Company has incurred significant losses in its operations in each quarter since inception. For the three and nine months ended September 30, 2007, the Company has incurred a net loss of approximately $1.5 million and $4.7 million, respectively. For the three and nine months ended September 30, 2006, the Company has incurred a net loss of approximately $1.9 million and $5.8 million, respectively. In addition, the Company has not generated positive cash flow from operations for the three and nine months ended September 30, 2007 and 2006. The Company expects to continue to incur losses for at least the short-term. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.
     2. Concentration of Credit Risk
          For the nine months ended September 30, 2007 and 2006, the following customers accounted for the following percentages of the Company’s sales, respectively. The Company believes that the loss of any of these customers could have a material adverse effect on the Company’s product sales, at least temporarily, while the Company seeks to replace such customers and/or self-distribute in the territories currently served by such customers.

	September 30, Unaudited
Customer	2007	2006
A	92%	62%
B	0%	20%
          As of September 30, 2007 and December 31, 2006, the following customers accounted for the following percentages of the Company’s accounts receivable. The Company believes that the loss of these customers could have a material adverse effect on the Company’s product sales, at least temporarily, while the Company seeks to replace such customers and/or self-distribute in the territories currently served by such customers.

	Unaudited
	September 30,	December 31,
Customer	2007	2006
A	89%	71%
C	0	14%
In the current year, the Company’s activities with Customer “A” became further concentrated as a result of an agreement the Company entered into with Customer “A” effective as of January 1, 2007. Pursuant to the agreement, the Company assigned on an exclusive basis additional territories to Customer “A” with respect to distribution of the Company’s End Stage Renal Disease (“ESRD”) therapy products, which had previously been assigned to other distributors.
     3. Stock-Based Compensation
          The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using a modified prospective transition method. For the three months ended September 30, 2007 and 2006, stock-based compensation expense was approximately $(30,000) and $81,000, respectively. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense was approximately $265,000 and $454,000, respectively. In the three months and nine months ended September 30, 2007, the resignation of certain directors of the board of directors of the Company resulted in cancellation of vested grants which reduced compensation expense by approximately $111,000 and $125,000, respectively.
          There was no tax benefit related to expense recognized in the three months ended September 30, 2007 and 2006, as the Company is in a net operating loss position. As of September 30, 2007, there was approximately $1,035,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of this amount, approximately $60,000 will be amortized over the weighted-average remaining requisite service period of 1.9 years and approximately $975,000 will be recognized upon the attainment of related milestones. Of the total $60,000, we expect to recognize approximately 37.9% in the remaining interim periods of 2007, approximately 51.5% in 2008 and approximately 10.6% in 2009.
     4. Comprehensive Income
          The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” which requires comprehensive income (loss) and its components to be reported when a company has items of other comprehensive income (loss). Comprehensive income (loss) includes net income plus other comprehensive income (loss) (i.e., certain revenues, expenses, gains and losses reported as separate components of stockholder’s equity (deficit) rather than in net income (loss)).
          The Company accounts for certain transactions with a foreign affiliate in a currency other than U.S. dollars. For the purposes of presenting the condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America, the transactions must be converted into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Since these transactions are of a long-term investment nature and settlement is not planned or anticipated in the foreseeable future, the offsetting foreign currency adjustment is accounted for as an other comprehensive income item in the condensed consolidated balance sheets.
     5. Loss per Common Share
          In accordance with SFAS No. 128, “Earnings Per Share,” net loss per common share amounts (“basic EPS”) were computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options, warrants and stock issued upon conversion of debt aggregating 38,546,992 and 5,688,447 from the computation of diluted EPS for the three month and nine month periods ended September 30, 2007 and 2006, respectively.

     6. Recent Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of the provisions of FIN 48 did not have a material effect on either the condensed consolidated results of operations or financial position of the Company.
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
     7. Inventory, net
          Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of September 30, 2007 and December 31, 2006 was approximately as follows:

	Unaudited	Unaudited
	September	December
	30, 2007	31, 2006
Raw Materials	$77,000	$54,000
Finished Goods	483,000	458,000

Total Inventory, net	$560,000	$512,000

     8. Convertible Notes
          Convertible Notes due 2008
          The Company entered into a Subscription Agreement (“Subscription Agreement”) with Lambda Investors LLC (“Lambda”) on September 19, 2007 (the “First Closing Date”), GPC 76, LLC on September 20, 2007, Lewis P. Schneider on September 21, 2007 and Enso Global Equities Partnership LP (“Enso”) on September 25, 2007 (collectively, the “New Investors”) pursuant to which the New Investors purchased an aggregate of approximately $12.7 million principal amount of Series A 10% Secured Convertible Notes due 2008 (the “Purchased Notes”) of the Company, for the face value thereof (the “Offering”). Concurrently with the Offering, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with each of Southpaw Credit Opportunities Master Fund LP, 3V Capital Master Fund Ltd., Distressed/High Yield Trading Opportunities, Ltd., Kudu Partners, L.P. and LJHS Company (collectively, the “Exchange Investors” and together with the New Investors, the “Investors”), pursuant to which the Exchange Investors agreed to exchange the principal and accrued but unpaid interest in an aggregate amount of approximately $5.6 million under the 6% Secured Convertible Notes due 2012 (the “Old

Notes”), for new Series B 10% Secured Convertible Notes due 2008 in an aggregate principal amount of $5.3 million (the “Exchange Notes”, and together with the Purchased Notes, the “New Notes”) (the “Exchange”, and together with the Offering, the “Financing”).
          The Company has obtained the approval of its stockholders representing a majority of its outstanding shares to the issuance of shares of its common stock issuable upon conversion of the New Notes and exercise of the Warrants (as defined below) issuable upon such conversion, as further described below. The stockholder approval will be effective on November 13, 2007. The New Notes will convert into common stock of the Company on November 14, 2007.
          Upon effectiveness of such approval, all principal and accrued but unpaid interest (the “Conversion Amount”) under the New Notes will automatically convert into (i) shares of the Company’s common stock at a conversion price per share of the Company’s common stock (the “Conversion Shares”) equal to $0.706 and (ii) in the case of the Purchased Notes, but not the Exchange Notes, Class D Warrants (the “Warrants”) for purchase of shares of the Company’s common stock (the “Warrant Shares”) in an amount equal to 50% of the number of shares of the Company’s common stock issued to the New Investors in accordance with clause (i) above with an exercise price per share of the Company’s common stock equal to $0.90 (subject to anti-dilution adjustments). (See Note 10 — Subsequent Events, for additional information about the conversion of the New Notes.)
          The New Notes mature one year from their date of issuance and will accrue interest at a rate of 10% per annum, compounded annually and payable in arrears at maturity or conversion; provided that, the Company must pay interest at a rate of 18% per annum (but in no event in excess of the maximum rate permitted under applicable law) on any principal or interest payable thereunder that will not be paid in full when due. The New Notes are secured by a first lien and security interest on all of the Company’s assets. The Warrants, when issued, will have a term of five years and will be non-callable by the Company.
          Subject to certain terms and conditions, the outstanding principal of and accrued interest on the New Notes may become immediately due and payable upon the occurrence of any of the following events of default: the Company’s failure to pay principal or interest on the New Notes when due; certain bankruptcy events with respect to the Company; material breach of any representation, warranty or certification made by the Company in or pursuant to the New Notes, or under the Registration Rights Agreement (as defined below), or, as related to the Purchased Notes, the Subscription Agreement, or, as related to the Exchange Notes, the Exchange Agreement; breach of any Company covenants contained in the New Notes or, as related to the Purchased Notes, the Subscription Agreement, or, as related to the Exchange Notes, the Exchange Agreement, which is not cured within 10 calendar days after notice of such breach is given to the Company; the removal of a director who was requested to be elected by Lambda without the written consent of Lambda; the Company’s incurrence of Indebtedness (as defined in the New Notes) without prior approval of Lambda; or the acceleration of certain other debt of the Company.
          In connection with the sale of the New Notes, the Company and the Investors have entered into a Registration Rights Agreement dated as of the First Closing Date (the “Registration Rights Agreement”) pursuant to which the Company agreed to file an initial registration statement (“Initial Resale Registration Statement”) with the SEC no later than 60 days after the Company files a definitive Schedule 14C with the SEC.
          The Company has agreed to use its commercially reasonable best efforts to have the Initial Resale Registration Statement declared effective within 240 days after filing of the definitive Schedule 14C. In the event the Initial Resale Registration Statement has not been declared effective within such time period, for each 30-day period thereafter or portion thereof, Nephros will pay each Investor as liquidated damages an amount equal to 1% of such Investor’s Conversion Amount in respect of the first ten 30-day periods, and 2% of such Investor’s Conversion Amount thereafter. If the Company fails to pay the liquidated damages, the Company will pay interest thereon at a rate of 15% per annum.
          National Securities Corporation (“NSC”) and Dinosaur Securities, LLC (“Dinosaur” and together with NSC, the “Placement Agent”) acted as co-placement agents in connection with the Financing pursuant to an Engagement Letter, dated June 6, 2007 and a Placement Agent Agreement dated September 18, 2007. The Placement Agent (i) received an aggregate cash fee equal to 8% of the face amount of the Lambda Purchased Note and the Enso Purchased Note allocated and paid 6.25% to NSC and 1.75% to Dinosaur, and (ii) upon the automatic conversion date of the Lambda Purchased Note and the Enso Purchased Notes will receive warrants (“Placement Agent Warrant”) with a term of five years from the date of issuance to purchase 10% of the aggregate number of shares of the Company’s common stock issued upon conversion of the Lambda Purchased Note and the Enso Purchased Note with an exercise price per share of the Company’s common stock equal to $0.90. (See Note 10 – Subsequent Events, for additional information regarding the conversion of the New Notes.)
          The debt discount related to the issuance of the Exchange Notes, of approximately $785,000 is being amortized over the term of the Exchange Notes. For the three and nine months ended September 30, 2007, amortization expense was approximately $24,000. For the three and nine months ended September 30, 2007, the Company recorded interest expense related to the New Notes of approximately $50,000.
          Convertible Notes due 2012
          In June 2006, the Company entered into subscription agreements with certain investors who purchased an aggregate of $5,200,000 principal amount of the Old Notes for the face value thereof. The Old Notes were secured by substantially all of the Company’s assets and accrued interest at a rate of 6% per annum, compounded annually and payable in arrears at maturity. However, as of September 19, 2007, the Old Notes were exchanged for New Notes as further described under the heading “Convertible Notes due 2008” above.
     9. Commitments and Contingencies
Settlement Agreements
          As more fully described in the Company’s 2006 Annual Report on Form 10-KSB, in April 2002, the Company entered into a letter agreement with Hermitage Capital Corporation (“Hermitage”), as placement agent. As of February 2003, the Company entered into a settlement agreement with Hermitage pursuant to which, among other things the Company agreed to issue Hermitage or its designees warrants upon the closing of certain transactions contemplated by a separate settlement agreement between the Company and Lancer Offshore, Inc. Because Lancer Offshore, Inc. never satisfied the closing conditions and, consequently, a closing has not been held, the Company has not issued any warrants to Hermitage in connection with the settlement with them. In June 2004, Hermitage threatened to sue the Company for warrants it claims are due to it under its settlement agreement with the Company as well as a placement fee and additional warrants it claims are, or will be, owed in connection with the Company’s initial public offering completed on September 24, 2004. The Company had some discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims. The Company has not heard from Hermitage in this regard since January 2005. As of September 30, 2007, no loss amount has been accrued because a loss is not considered probable or estimable.
          As more fully described in the Company’s 2006 Annual Report on Form 10-KSB, in June 2002, the Company entered into a settlement agreement with one of its suppliers, Plexus Services Corp. On September 26, 2007, as agreed with the supplier, the Company retired the remaining balance by making a payment in the amount of $25,000.
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
          The above transaction resulted in the Company becoming a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004. That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, which was commenced on July 8, 2003, wherein the court appointed a Receiver to manage Lancer Offshore, Inc. and various related entities. On December 19, 2005 (the “Date of Entry”), the United States District Court for the Southern District of Florida issued an order approving the Stipulation of Settlement entered into on November 8, 2005 (the “Settlement”) between the Receiver and the Company. The Settlement required that the Company pay the Receiver an aggregate of $900,000 (the “Settlement Amount”) under the following payment terms: $100,000 no later than 30 days after the Date of Entry; and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer Offshore, Inc. have been cancelled, and the Company issued to the Receiver warrants to purchase 21,308 shares of the Company’s common stock (the “Settlement Warrants”), exercisable for a period of three years at an exercise price of $1.50 per share, the market price as of the Date of Entry. The Company issued the Settlement Warrants and made the first two required $200,000 installments.
          On July 23, 2007, the Company received notice from the Receiver of its failure to pay the third $200,000 installment to the Receiver and asking the Company to cure such default by July 30, 2007. The letter also indicated that the Receiver intended to (i) file a Certificate of Default and seek a final judgment in the amount of $1.2 million, less those portions the Company has already paid, if the Company was unable to cure in the time specified, and (ii) seek to recover its attorneys’ fees and costs if legal fees were incurred in connection with such filing.
          On August 20, 2007, Receiver filed a Certificate of Default (“Certificate of Default”) seeking an entry of final judgment in favor of the Receiver in the amount of $700,000 plus interest and attorney’s fees and costs. On August 24, 2007, following discussions with the Company, the Receiver agreed to a one-time 30 day extension of time for the Company to respond to the motion made in the Certificate of Default and agreed that if the Company tendered the delinquent installment no later than October 4, 2007, Receiver would consider the default to be cured. On October 3, 2007, the Company paid the Receiver the final two payments of $200,000, thereby fully satisfying its obligations under the Settlement. On October 22, 2007, the Company received final written acknowledgement from the court of the Company’s satisfaction of all liabilities due under the Settlement.
          As a result of the above Settlement, the Company has adjusted such accrued liability and recorded a note payable to the Receiver to reflect the present value, as of September 30, 2007, of the above amounts due to the Receiver of approximately $372,000 which is reflected as short-term note payable. Additionally, the Company recorded the issuance of the warrants issued at their fair market value of $17,348 based on a Black-Scholes calculation.
     10. Subsequent Event
Notes Convert into Equity
          On October 24, 2007 (the “Filing Date”), the Company filed a definitive Schedule 14C information statement with the SEC, thereby setting the automatic conversion date of the New Notes to be November 14, 2007. The Filing Date also became the measurement date to calculate the value of the embedded beneficial conversion feature in the New Notes and Warrants.
          For the Purchased Notes, the Company will allocate the proceeds from the sale of the Purchased Notes between the Purchased Notes and the Warrants based upon their relative fair values, resulting in the recognition of a discount of approximately $3,762,985. The value of the Warrants was computed using the Black-Scholes option pricing model. Second, in accordance with FASB’s Emerging Issues Task Force (EITF) No. 00-27, “Application of Issue 98 — 5 to Certain Convertible Instruments,” after allocating a portion of the proceeds of the Purchased Notes to the Warrants, the Company calculated the value of the embedded beneficial conversion feature in the Purchased Notes by comparing the carrying value of the proceeds, net of the Warrant discount, to the fair value of the shares issuable upon conversion of the Purchased Notes. If there is a beneficial conversion, it will be recognized, as an additional discount to the extent of the remaining proceeds. The Company will recognize an additional discount of $8,913,515 for the embedded beneficial conversion feature. The amortization of the discount and beneficial feature through November 14, 2007, the automatic conversion date, will be approximately $238,739 and $565,510. On November 14, 2007, the Purchased Notes will be converted into 17,955,382 shares of the Company’s common stock and the unamortized debt discount will be expensed upon conversion.
          For the Exchange Notes, in accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company calculated the value of the embedded beneficial conversion feature in such Exchange Notes by comparing the carrying value of the proceeds to the fair value of the shares issuable upon conversion of the Exchange Notes. The Company will recognize a discount of $4,834,561 for the embedded beneficial conversion feature. The amortization of the beneficial feature through November 14, 2007, the automatic conversion date, will be approximately $306,724. On November 14, 2007, the Exchange Notes will be converted into 7,507,082 shares of the Company’s common stock and the unamortized debt discount will be expensed upon conversion.
          As compensation for its services as co-placement agents, NSC and Dinosaur received cash in the amount of approximately $775,000 and $217,000, respectively; and will receive the Placement Agent Warrants in an aggregate of approximately 1,756,374 shares of the Company’s common stock at an exercise price of $0.90 per share. These Placement Agent Warrants contain a “cashless exercise” option. The total fee of $2,038,972, including the fair value of the Placement Agent Warrants issued, was recorded at September 30, 2007 as deferred financing costs and will be amortized as additional (noncash) interest expense over the life of the notes using the effective interest method.
Employment Agreement
          On November 8, 2007, the Company entered into an employment agreement, effective as of July 1, 2007, with Norman J. Barta, the President, Chief Executive Officer and Chairman of the Company. Please refer to “Part II. Item 5 — Other Information” for further discussion of this agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation
          The following discussion and analysis of our condensed consolidated interim financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this quarterly report on Form 10-QSB (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on April 10, 2007. Operating results are not necessarily indicative of results that may occur in future periods.
Financial Operations Overview
     Revenue Recognition: Revenue is recognized in accordance with SEC’s Staff Accounting Bulletin (“SAB”), No. 101 “Revenue Recognition in Financial Statements,” as amended by SAB No. 104. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.
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
Business Overview
          Since our inception in April 1997, we have been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpūr MD190 and MD220, which are dialyzers (our “OLpūr MDHDF Filter Series”), OLpūr H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpūr NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpūr MD190 dialyzer in some parts of our Target European Market (consisting of France, Germany, Ireland, Italy and the United Kingdom (U.K.), as well as Cyprus, Denmark, Greece, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland) in March 2004, and have developed units suitable for clinical evaluation for our OLpūr H2H product. We are developing our OLpūr NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H2H technology.
          In the first quarter of 2007, we received approval from the U.S. Food and Drug Administration (the “FDA”) for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We have also received the approval from the Institutional Review Board (“IRB”) associated with the clinics at which the trials will take place. We have obtained approval from Western IRB, Inc. which enables us to proceed with our clinical trial. We began our clinical trials at the beginning of the fourth quarter of 2007. We have targeted submitting our data to the FDA with our 510(k) application on these products by the second fiscal quarter of 2008. We also plan to apply for CE marking in Europe for our OLpūr H2H during the course of our clinical trial.

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
          We fulfilled two purchase orders for our DSU to a major medical center in New York City in 2006. In 2007, this NYC medical center extended the terms of our joint evaluation agreement and we are working with their representatives on certain specifications for a customized DSU to meet their requirements. We have begun a multi-hospital study to demonstrate the efficacy of the DSU. Our goal is to publish this study in early 2008 in a relevant publication of substantial distribution. In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter. In connection with this Federal appropriation totaling $1 million, we expect to work with the U.S. Marine Corps in developing a personal potable water purification system for warfighters. We are planning to pursue additional sales of our DSU upon completion of planned improvements in product ergonomics.
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
Regaining Compliance with American Stock Exchange’s Listing Standards
          During 2006, we received notices from the staff of the American Stock Exchange (“AMEX”) that we are not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, AMEX noted our failure to comply with Section 1003(a)(i) of the AMEX Company Guide relating to shareholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years; Section 1003(a)(ii) of the AMEX Company Guide relating to shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years; and Section 1003(a)(iii) of the AMEX Company Guide relating to shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan in August 2006 to advise AMEX of the steps we have taken, and will take, to regain compliance with the applicable listing standards.
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
          On September 27, 2007, we received a warning letter (“Warning Letter”) from the AMEX stating that the staff of the AMEX Listing Qualifications Department has determined that we are not in compliance with Section 121B(2)(c) of the AMEX Company Guide requiring that at least 50% of the directors of our board of directors are independent directors. This non-compliance is due to the fact that William J. Fox, Judy Slotkin, W. Townsend Ziebold and Howard Davis resigned from our board of directors on September 19, 2007, concurrently with the appointment of Paul Mieyal and Arthur Amron to our board of directors, in accordance with the Financing (as defined below). Consequently, our board of directors consists of five directors, two of whom are independent. The AMEX has given us until December 26, 2007 to regain compliance with the independence requirements. In setting this deadline, the AMEX has determined not to apply at this time the continued listing evaluation and follow-up procedures specified in Section 1009 of the AMEX Company Guide. We intend to fill the vacancy on the Board with an individual who qualifies as an independent director.

          If we are unable to show progress consistent with our plan of compliance to meet the AMEX continued listing standards or otherwise unable to timely regain compliance with the AMEX listing standards, then we may be delisted from the AMEX. If our common stock is delisted by the AMEX, trading of our common stock would thereafter likely be conducted on the OTC Bulletin Board. In such case, the market liquidity for our common stock may be negatively affected, which may make it more difficult for holders of our common stock to sell their securities in the open market and in the event we needed additional capital necessary for our continued operations, we could face difficulty raising capital necessary for our continued operation. Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. In addition, our common stock, if delisted by the AMEX, may constitute “penny stock” (as defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended) if we fail to meet certain criteria set forth in such Rule. Various practice requirements are imposed on broker-dealers who sell “penny stocks” to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, if our common stock were to become “penny stock,” then the Rule may deter broker-dealers from recommending or selling our common stock, which could further negatively affect the liquidity of our common stock.
Critical Accounting Policies
          Refer to “Management’s Discussion and Analysis or Plan of Operation” in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 for disclosures regarding the Company’s critical accounting policies. There were no changes to these accounting policies during the three months ended September 30, 2007.
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
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Net Product Revenues
          Net product revenues were approximately $112,000 for the three months ended September 30, 2007 compared to approximately $165,000 for the three months ended September 30, 2006, a decrease of 32%. The $53,000 decrease in net product revenues is primarily due to decreased sales of our OLpūr MDHDF Filter Series product to our customers in the U.K., German and Scandinavian markets, down approximately $91,000, collectively. These factors have been mitigated by an approximate $38,000 or 69% increase in current quarter sales to our primary European distributor (“Distributor”). There were no sales of our DSU product in the quarter ended September 30, 2007 versus approximately $2,000 in the quarter ended September 30, 2006.
Cost of Goods Sold
          Cost of goods sold was approximately $131,000 for the three months ended September 30, 2007 compared to approximately $203,000 for the three months ended September 30, 2006. The decrease of approximately $72,000 in cost of goods sold is primarily due to an approximate $61,000 decrease in cost of sales in the U.K., German and Scandinavian markets combined with approximately $5,000 in lower freight expense associated with the lower sales volume.

Research and Development
          Research and development expenses were approximately $298,000 for the three months ended September 30, 2007 from approximately $545,000 the three months ended September 30, 2006, a decrease of 45%. This $247,000 decrease is primarily due to lower expenses for machine development and outside testing of approximately $176,000 and $50,000, respectively. These expenses are related to our OLpūr H2H product as the engineering phase approaches completion and fewer contract hours were logged by our outside developers during the three months ended September 30, 2007. Miscellaneous other research and development expenses were collectively lower by approximately $21,000.
Depreciation Expense
          Depreciation expense was approximately $86,000 for the three months ended September 30, 2007 compared to approximately $64,000 for the three months ended September 30, 2006. The increase of approximately $22,000 is primarily due to a correction in the 2006 depreciation expense of approximately $14,000 which corrected the overstatement of accumulated depreciation in the calculations for the year ended December 31, 2005 and approximately $5,000 for the adverse impact of currency translation factors and approximately $3,000 for other factors.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses were approximately $1,408,000 for the three months ended September 30, 2007 compared to approximately $1,256,000 the three months ended September 30, 2006, an increase of 12%. The increase of approximately $152,000 reflects an increase in general and administrative expenses of approximately $231,000 partially offset by a decrease in selling expenses of approximately $79,000.
          The general and administrative expense increase of approximately $231,000 is primarily due to increased spending on professional service fees. Legal expenses were approximately $441,000 in the three months ended September 30, 2007 compared to approximately $65,000 for the three months ended September 30, 2006. The increase of $376,000 is primarily due to an adjustment in the accrual for legal fees in the three months ended September 30, 2006. These factors are partially offset by a decrease in financial services fees of approximately $160,000 for the three months ended September 30, 2006 versus none in three months ended September 30, 2007.
          Selling expenses were approximately $151,000 for the three months ended September 30, 2007 compared to approximately $230,000 for the three months ended September 30, 2006, a decrease of almost 34%. This $79,000 decrease is primarily due to lower payroll of approximately $138,000, lower spending on travel and entertainment of approximately $71,000 and lower spending on trade shows of approximately $12,000. These reductions reflect management’s strategy to focus European selling and marketing though our European distributor. Further savings related to miscellaneous items amounted to approximately $25,000. These savings are mitigated by spending in the three months ended September 30, 2007 for European clinical market evaluations of approximately $90,000. In 2006, this expense was classified as a research and development expense. The comparison to the prior year period is also impacted by the reversal of an over accrued severance liability of approximately $77,000 in the three months ended September 30, 2006.
Interest Income
          Interest income was approximately $2,000 for the three months ended September 30, 2007, down from approximately $116,000 for the three months ended September 30, 2006. The decrease of approximately $114,000 reflects the impact of lower average balances of our short-term investments during the quarter ended September 30, 2007.

Interest Expense
          Interest expense totaled approximately $149,000 for the three months ended September 30, 2007 compared to approximately $114,000 for the three months ended September 30, 2006. The current period interest expense primarily represents approximately $72,000 for accrued interest liability associated with the Old Notes (as defined below) through September 18, 2007, approximately $50,000 for the accrued interest liability associated with the New Notes (as defined below), approximately $24,000 associated with the amortization of the debt discount on the Exchange Notes (as defined below) and approximately $3,000 associated with amortization of debt discount on the Old Notes through September 18, 2007. For additional information about the Old Notes and the New Notes, please see the section “Liquidity and Capital Resources” below.
Gain on exchange of debt
          For the three months ended September 30, 2007, the gain on exchange of debt includes approximately $330,000 for the gain realized on debt extinguishment which includes a gain on exchange of the Old Notes of approximately $254,000 and a gain of approximately $76,000 on the cancellation of the warrants that could have been issued upon certain prepayments of the Old Notes by the Company. There was no gain or loss on exchange of debt in the three months ended September 30, 2006.
Other income and expenses
          Other income of approximately $166,000 includes the impact of approximately $261,000 for refunds received from New York State for Qualified Emerging Technology Credits (“QETC”) and other expenses of approximately $95,000 for the three months ended September 30, 2007. The other expenses are comprised of the impact of the current quarter change in valuation of the derivative liability of approximately $8,000 and approximately $87,000 in expenses associated with the collection of the QETC tax refund reported in other income. For the three months ended September 30, 2006, the other expense of approximately $5,000 is due to miscellaneous items.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Net Product Revenues
          Total net product revenues for the nine months ended September 30, 2007 were approximately $755,000 compared to approximately $641,000 for the nine months ended September 30, 2006, an increase of 18%. The $114,000 increase is primarily due to increased sales of approximately $298,000, or 75%, of our OLpūr MDHDF Filter Series product to our Distributor. This increase was offset by a reduction in sales to the U.K., German and Scandinavian markets of approximately $180,000, or 77%. There were no sales of our DSU product in the nine months ended September 30, 2007 versus approximately $10,000 in the nine months ended September 30, 2006.
Cost of Goods Sold
          Cost of goods sold was approximately $581,000 for the nine months ended September 30, 2007 from approximately $811,000 for the nine months ended September 30, 2006. The $230,000 decrease in cost of goods sold is primarily due to adjustments in the nine months ended September 30, 2006 for inventory values totaling approximately $296,000; $141,000 to revalue to market pricing specific inventory lots to reflect the competitive pricing environment in the German market; and the write-off of expired inventory in the amount of $155,000. These factors were partially offset by adjustments in 2007 of approximately $91,000: $40,000 in “rework” MD filter stock written off due to pending expiration dates, approximately $33,000 to reflect purchase price variances amortization, $19,000 for MD filter production wastage and $18,000 for write off of DSU filter inventory as new product design has made some inventory stock obsolete. During the nine months ended September 30, 2006, cost of goods sold for the DSU was approximately $9,975. There have been no sales of the DSU in 2007.

Research and Development
          Research and development expenses were approximately $1,102,000 for the nine months ended September 30, 2007 compared to approximately $1,444,000 for the nine months ended September 30, 2006, a decrease of 24%. This $342,000 decrease is primarily due to lower machine development and outside testing expenses of approximately $300,000 and $111,000, respectively. These expenses are related to our OLpūr H2H product as the engineering phase approaches completion and fewer contract hours were logged by our outside developers during the nine months ended September 30, 2007. The lower spending compared to the prior year included the impact of a reclassification of approximately $67,000 for European clinical market evaluations, which were classified in 2007 within marketing expenses. Lower spending was partially offset by a net increase in compensation expense of approximately $125,000 as higher salary expense of approximately $141,000 was offset by lower deferred compensation expense of approximately $16,000.
Depreciation Expense
          Depreciation expense was approximately $253,000, for the nine months ended September 30, 2007 compared to approximately $224,000 for the nine months ended September 30, 2006, an increase of 13%. The $29,000 increase is due primarily to approximately $17,000 for the adverse impact of currency translation factors and a credit to depreciation expense in 2006 of approximately $14,000 which corrected the overstatement of accumulated depreciation in the calculations for the year ended December 31, 2005.
Selling, General and Administrative Expenses
          Selling, general and administrative expenses were approximately $3,697,000 for the nine months ended September 30, 2007 compared to approximately $3,966,000 for the nine months ended September 30, 2006, a decrease of 7%. The decrease of $269,000 reflects an increase in general and administrative expenses of approximately $250,000 offset by a decrease in selling expenses of approximately $519,000.
          The general and administrative expense increase of approximately $250,000 is primarily due to factors impacting compensation expense. Compensation expenses were approximately $1,321,000 for the nine months ended September 30, 2007 compared to approximately $1,109,000 the nine months ended September 30, 2006. The increase of $212,000 is primarily due to an increase of salary expense of $153,000, an increase of bonus expense of $71,000 and an increase in severance expense of $154,000, being partially offset by a $173,000 decrease in deferred compensation expense for stock options.
          Selling expenses were approximately $395,000 for the nine months ended September 30, 2007 compared to approximately $913,000 the nine months ended September 30, 2006, a decrease of almost 57%. This $519,000 decrease is primarily due to lower payroll of approximately $418,000 and lower spending on travel and entertainment expenses of approximately $176,000. This decrease in expense reflects management’s strategy to focus European selling and marketing though our European distributor. Decreased spending is partially offset by increased spending for European clinical market evaluations of approximately $90,000 in the nine months ended September 30, 2007. These expenses were classified as research and development expenses in the nine months ended September 30, 2006.
Interest Income
          Interest income was approximately $35,000 for the nine months ended September 30, 2007 compared to approximately $164,000 for the nine months ended September 30, 2006. The decrease of approximately $129,000 reflects the impact of lower average balances of our short-term investments during the nine months ended September 30, 2007.

Interest Expense
          Interest expense totaled approximately $317,000 for the nine months ended September 30, 2007 compared to approximately $113,000 for the nine months ended September 30, 2006. The current period interest expense primarily represents approximately $228,000 for accrued interest liability associated with the Old Notes though September 18, 2007, approximately $50,000 for the accrued interest liability associated with the New Notes and approximately $24,000 associated with the amortization of the debt discount on the Exchange Notes and approximately $8,000 associated with amortization of debt discount on the Old Notes through September 18, 2007. For additional information about the Old Notes and the New Notes, please see the section “Liquidity and Capital Resources” below.
Gain on exchange of debt
          For the nine months ended September 30, 2007, the gain on exchange of debt includes approximately $330,000 for the gain realized on debt extinguishment which includes a gain on exchange of the Old Notes of approximately $254,000 and a gain of approximately $76,000 on the cancellation of the warrants that could have been issued upon certain prepayments of the Old Notes by the Company. There was no gain or loss on exchange of debt in the nine months ended September 30, 2006.
Other income and expenses
          Other income of approximately $167,000 includes the impact of approximately $261,000 for refunds received from New York State for QETC and other expenses of approximately $94,000 for the nine months ended September 30, 2007. The other expenses is comprised of the impact of the nine month gain on change in valuation of the derivative liability of approximately $7,000 and approximately $87,000 in expenses associated with the collection of the QETC tax refund reported in other income. In the nine months ended September 30, 2006 the other expense of approximately $5,000 is due to miscellaneous items.
Liquidity and Capital Resources
          We have incurred losses in our operations in each quarter since inception. For the three and nine months ended September 30, 2007, we have incurred a net loss of approximately $1.5 million and $4.7 million, respectively. For the three and nine months ended September 30, 2006, we have incurred a net loss of approximately $1.9 million and $5.8 million, respectively. In addition, we have not generated positive cash flow from operations for the three and nine months ended September 30, 2007 and 2006. We expect to continue to incur losses for at least the short-term. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.
          As of September 30, 2007, we had approximately $6,513,000 in cash and cash equivalents and an additional $4,000,000 in short term investments. Our ability to make payments on our indebtedness and to meet our anticipated cash needs will depend on our ability to generate cash in the future. If we are required to raise additional funds through public or private offerings of our securities or the licensing or sale of our technologies, such fundraising efforts may, to some extent, be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
          As previously disclosed, we were a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004. That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, which was commenced on July 8, 2003, wherein the court appointed a Receiver to manage Lancer Offshore, Inc. and various related entities. On December 19, 2005, the U.S. District Court for the Southern District of Florida (the “Court”) issued an order approving the Stipulation of Settlement entered into on November 8, 2005 (the “Settlement”) between the Receiver and us. Under the Settlement, we agreed to pay the Receiver an aggregate of $900,000 (the “Settlement Amount”) under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, we issued to the Receiver warrants to purchase 21,308 shares of our common stock at $1.50 per share exercisable until January 18, 2009 (the “Settlement Warrants”). We issued the Settlement Warrants and made the first two required $200,000 installments.
          On July 23, 2007, we received notice from the Receiver of our failure to pay the third $200,000 installment to the Receiver and asking us to cure such default by July 30, 2007. The letter also indicated that the Receiver intended to (i) file a Certificate of Default and seek a final judgment in the amount of $1.2 million, less those portions we had already paid, if we were unable to cure in the time specified, and (ii) seek to recover its attorneys’ fees and costs if legal fees were incurred in connection with such filing.
          On August 20, 2007, Receiver filed a Certificate of Default (“Certificate of Default”) seeking an entry of final judgment in favor of the Receiver in the amount of $700,000 plus interest and attorney’s fees and costs. On August 24, 2007, following discussions with us, the Receiver agreed to a one-time 30 day extension of time for us to respond to the motion made in the Certificate of Default and agreed that if we tendered the delinquent installment no later than October 4, 2007, Receiver would consider the default to be cured.
          On October 3, 2007, we paid the Receiver the final two payments of $200,000, thereby fully satisfying our obligations under the Settlement. On October 22, 2007, we received final written acknowledgement from the court of our satisfaction of all liabilities due under the Settlement.
          We do not currently generate enough revenue through the sale of our products or licensing revenues to meet our expenditure needs on an ongoing basis. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we may be required to adopt alternatives, such as seeking to raise additional debt or equity capital, curtailing our planned activities or ceasing our operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements. For additional information describing the risks concerning our liquidity, please see “Certain Risks and Uncertainties” below.
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
          In June 2006, we entered into subscription agreements with certain investors who purchased an aggregate of $5,200,000 principal amount of our 6% Secured Convertible Notes due 2012 (the “Old Notes”). The Old Notes were secured by substantially all of our assets. However, as of September 19, 2007, the Old Notes were exchanged for New Notes as further described in the paragraphs below.
          We entered into a Subscription Agreement (“Subscription Agreement”) with Lambda Investors LLC (“Lambda”) on September 19, 2007 (the “First Closing Date”), GPC 76, LLC on September 20, 2007, Lewis P. Schneider on September 21, 2007 and Enso Global Equities Partnership LP (“Enso”) on September 25, 2007 (collectively, the “New Investors”) pursuant to which the New Investors purchased an aggregate of approximately $12.7 million principal amount of our Series A 10% Secured Convertible Notes due 2008 (the “Purchased Notes”), for the face value thereof (the “Offering”). Concurrently with the Offering, we entered into an Exchange Agreement (the “Exchange Agreement”) with each of Southpaw Credit Opportunities Master Fund LP, 3V Capital Master Fund Ltd., Distressed/High Yield Trading Opportunities, Ltd., Kudu Partners, L.P. and LJHS Company (collectively, the “Exchange Investors” and together with the New Investors, the “Investors”), pursuant to which the Exchange Investors agreed to exchange the principal and accrued but unpaid interest in an aggregate amount of approximately $5.6 million under our Old Notes, for our new Series B 10% Secured Convertible Notes due 2008 in an aggregate principal amount of $5.3 million (the “Exchange Notes”, and together with the Purchased Notes, the “New Notes”) (the “Exchange”, and together with the Offering, the “Financing”).
          We have obtained the approval of our stockholders representing a majority of our outstanding shares to the issuance of shares of our common stock issuable upon conversion of our New Notes and exercise of our Warrants (as defined below) issuable upon such conversion, as further described below. The stockholder approval will be effective on November 13, 2007. The New Notes will convert into shares of our common stock on November 14, 2007.
          Upon effectiveness of such approval, all principal and accrued but unpaid interest (the “Conversion Amount”) under our New Notes will automatically convert into (i) shares of our common stock at a conversion price per share of our common stock (the “Conversion Shares”) equal to $0.706 and (ii) in the case of our Purchased Notes, but not our Exchange Notes, Class D Warrants (the “Warrants”) for purchase of shares of our common stock (the “Warrant Shares”) in an amount equal to 50% of the number of shares of our common stock issued to the New Investors in accordance with clause (i) above with an exercise price per share of our common stock equal to $0.90 (subject to anti-dilution adjustments). (See Note 10 — Subsequent Events, for additional information on the conversion of the New Notes.)
     The New Notes mature one year from their date of issuance and will accrue interest at a rate of 10% per annum, compounded annually and payable in arrears at maturity or conversion; provided that, we must pay interest at a rate of 18% per annum (but in no event in excess of the maximum rate permitted under applicable law) on any principal or interest payable thereunder that will not be paid in full when due. The New Notes are secured by a first lien and security interest on all of our assets. The Warrants, when issued, will have a term of five years and will be non-callable by us.
     Subject to certain terms and conditions, the outstanding principal of and accrued interest on the New Notes may become immediately due and payable upon the occurrence of any of the following events of default: our failure to pay principal or interest on the New Notes when due; certain bankruptcy events with respect to us; material breach of any representation, warranty or certification made by us in or pursuant to the New Notes, or under the Registration Rights Agreement (as defined below), or, as related to the Purchased Notes, the Subscription Agreement, or, as related to the Exchange Notes, the Exchange Agreement; breach of any of our covenants contained in the New Notes or, as related to the Purchased Notes, the Subscription Agreement, or, as related to the Exchange Notes, the Exchange Agreement, which is not cured within 10 calendar days after notice of such breach is given to us; the removal of a director who was requested to be elected by Lambda without the written consent of Lambda; our incurrence of Indebtedness (as defined in the New Notes) without prior approval of Lambda; or the acceleration of certain other debt of ours.
     National Securities Corporation (“NSC”) and Dinosaur Securities, LLC (“Dinosaur” and together with NSC, the “Placement Agent”) acted as co-placement agents in connection with the Financing pursuant to an Engagement Letter, dated June 6, 2007 and a Placement Agent Agreement dated September 18, 2007. The Placement Agent received (i) an aggregate cash fee equal to 8% of the face amount of the Lambda Purchased Note and the Enso Purchased Note allocated and paid 6.25% to NSC and 1.75% to Dinosaur, and (ii) warrants (“Placement Agent Warrant”) with a term of five years from the date of issuance to purchase 10% of the aggregate number of shares of our common stock issued upon conversion of the Lambda Purchased Note and the Enso Purchased Note with an exercise price per share of our common stock equal to $0.90.
     In connection with the sale of the New Notes, we entered into a Registration Rights Agreement with the Investors dated as of the First Closing Date (the “Registration Rights Agreement”) pursuant to which we agreed to file an initial resale registration statement (“Initial Resale Registration Statement”) with the SEC no later than 60 days after we file a definitive version of our Information Statement on Schedule 14C with the SEC. We agreed to use our commercially reasonable best efforts to have the Initial Resale Registration Statement declared effective within 240 days after filing of a definitive version of our Information Statement on Schedule 14C. In the event the Initial Resale Registration Statement has not been declared effective within such time period, for each 30-day period thereafter or portion thereof, we will pay each Investor as liquidated damages an amount equal to 1% of such Investor’s Conversion Amount in respect of the first ten 30-day periods, and 2% of such Investor’s Conversion Amount thereafter. If we fail to pay the liquidated damages, we will pay interest thereon at a rate of 15% per annum.
     Net cash used in operating activities was approximately $4,237,000 for the nine months ended September 30, 2007 compared to approximately $5,693,000 for the nine months ended September 30, 2006. The most significant items causing this decrease during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 are highlighted below:
•	During the 2007 period, our net loss decreased approximately $1,095,000 and our stock-based compensation expense decreased approximately $189,000.

•	Our accounts receivable decreased by approximately $124,000 during the 2007 period compared to an increase of approximately $181,000 during the 2006 period. The decline in accounts receivable is primarily due to lower sales of our OLpūr MDHDF Filter Series in the quarter ended September 30, 2007.

•	Our inventory increased by approximately $11,000 during the 2007 period compared to a decrease of approximately $387,000 during the 2006 period.

•	Our accounts payable and accrued expenses decreased by approximately $250,000 in the aggregate in the 2007 period compared to a decrease of approximately $615,000 in the 2006 period.

•	Our prepaid expenses and other assets decreased by approximately $197,000 in the 2007 period compared to no change in the 2006 period.

•	During the 2007 period, our accrued severance expenses increased by approximately $45,000 and our accrued interest on convertible notes increased by approximately $277,000 of which $50,000 related to the New Notes that were issued in September 2007 and $227,000 related to the Old Notes issued in June 2006.

•	During the 2007 period, we paid amounts due under settlement agreements totaling approximately $192,000 (included within “other liabilities” on the condensed consolidated statements of cash flow).
     Net cash used in investing activities was approximately $1,202,000 for the nine months ended September 30, 2007 compared to net cash provided by investing activities of approximately $667,000 for the nine months ended September 30, 2006. The current year use of cash reflects the maturities of short-term investments in the amount of approximately $2,800,000 partially offset by purchases of approximately $4,000,000 short-term investments and approximately $2,000 for purchases of computer equipment at the European headquarters.
     For the nine months ended September 30, 2006, the provision of cash reflects the maturities of short-term investments in the amount of approximately $3,700,000 by purchases of $3,000,000 short term securities and $33,000 of fixed assets totaling a net provision of $667,000.
     Cash provided by financing activities for the nine months ended September 30, 2007 totaled approximately $11,685,000 and is due to approximately $12,676,000 in proceeds from the private placement of convertible securities less deferred financing costs of approximately $992,000. For the nine months ended September 30, 2006, net cash provided by financing activities reflects approximately $5,207,000 in proceeds from the Old Notes and approximately $1,000 relating to option exercises by a former employee.
Certain Risks and Uncertainties
     Our Annual Report on Form 10-KSB for the year ended December 31, 2006 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in such Form 10-KSB.
We may not in the future have sufficient cash flows from operating activities and cash on hand to service our indebtedness and meet our anticipated cash needs. We may not be successful in obtaining additional funding in order to continue operations.
     As of September 30, 2007, we had approximately $6,513,000 in cash and cash equivalents and $4,000,000 in short-term investments. Our ability to make payments on our indebtedness and to meet our anticipated cash needs will depend on our ability to generate cash in the future. If we are required to raise additional funds through public or private offerings of our securities or the licensing or sale of our technologies, such fundraising efforts may, to some extent, be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
Because our capital requirements have been and will continue to be significant, we may need to raise additional funds or we may not be able to continue to operate our business or satisfy our debt obligations when they become due. If our business fails, investors in our Common Stock could lose their entire investment.
     Our capital requirements have been and will continue to be significant. Through September 30, 2007, we had been dependent primarily on the net proceeds of our initial public offering and private placements of our equity and debt securities, aggregating approximately $40.3 million. We generated approximately $12.7 million in September 2007 from our Financing. We cannot assure you that our existing capital resources, together with the net proceeds from future operating cash flows, if any, will be sufficient to fund our future operations or to satisfy our debt obligations when they become due and payable. Our capital requirements will depend on numerous factors, including:
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
     If we require additional capital beyond the cash, if any, generated from our operations, we would need to seek other forms of financing, through the sale of equity securities or otherwise, to achieve our business objectives. We cannot assure you that we will be able to obtain alternative financing on acceptable terms or at all. Our failure to obtain financing could have a material adverse effect on us. Any additional equity financing could substantially dilute your equity interests in our company and any additional debt financing could impose significant financial and operational restrictions on us.
We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.
     We have not been profitable since our inception in 1997. As of September 30, 2007, we had an accumulated deficit of approximately $59.9 million primarily as a result of our research and development expenses and selling, general and administrative expenses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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
Our former independent registered public accountants, in their audit report related to our financial statements for the year ended December 31, 2006, expressed substantial doubt about our ability to continue as a going concern.
     Our former independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 expressing doubt as to our ability to continue as a going concern. Our financial statements accompanying the Form 10-KSB were prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, raises substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although we generated approximately $12.7 million in September 2007 from our Financing, there can be no assurance that our existing capital resources will be sufficient to fund our future operations and that we will be able to continue as a going concern. Based on our current cash flow projections, we may be required to raise additional funds through either the licensing or sale of our technologies or the additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or to do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we could be materially adversely affected.
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
     On September 27, 2007, we received a warning letter (“Warning Letter”) from the AMEX stating that the staff of the AMEX Listing Qualifications Department has determined that we are not in compliance with Section

121B(2)(c) of the AMEX Company Guide requiring that at least 50% of the directors of our board of directors are independent directors. This non-compliance is due to the fact that William J. Fox, Judy Slotkin, W. Townsend Ziebold and Howard Davis resigned from our board of directors on September 19, 2007, concurrently with the appointment of Paul Mieyal and Arthur Amron to our board of directors, in accordance with the Financing. Consequently, our board of directors consists of five directors, two of whom are independent. The AMEX has given us until December 26, 2007 to regain compliance with the independence requirements. In setting this deadline, the AMEX has determined not to apply at this time the continued listing evaluation and follow-up procedures specified in Section 1009 of the AMEX Company Guide. We intend to fill the vacancy on the Board with an individual who qualifies as an independent director as soon as reasonably possible.
     If we are unable to show progress consistent with our plan of compliance to meet the AMEX continued listing standards or otherwise unable to timely regain compliance with the AMEX listing standards, then we may be delisted from the AMEX. If our Common Stock is delisted by the AMEX, trading of our Common Stock would thereafter likely be conducted on the OTC Bulletin Board. In such case, the market liquidity for our Common Stock would likely be negatively affected, which may make it more difficult for holders of our Common Stock to sell their securities in the open market and we could face difficulty raising capital necessary for our continued operation. Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. In addition, our Common Stock, if delisted by the AMEX, may constitute “penny stock” (as defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended) if we fail to meet certain criteria set forth in such Rule. Various practice requirements are imposed on broker-dealers who sell “penny stocks” to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, if our Common Stock were to become “penny stock,” then the Rule may deter broker-dealers from recommending or selling our Common Stock, which could further negatively affect the liquidity of our Common Stock.
Our existing and future debt obligations could impair our liquidity and financial condition.
     As of September 30, 2007, we had approximately $17.2 million aggregate principal amount of secured convertible notes outstanding, which notes have accrued interest in the amount of $50,127. Although we expect that all of our secured convertible notes will convert into shares of our Common Stock, there can be no guarantee that such conversion will occur. Additionally, we may incur additional debt in the future to fund all or part of our capital requirements. Our outstanding debt and future debt obligations could impair our liquidity and could:
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
Pursuant to the Financing, if the Initial Registration Statement is not declared effective in a timely manner as provided in the Registration Rights Agreement, we may be required to pay liquidated damages to Investors.
     In connection with the Financing, we entered into a Registration Rights Agreement with the Investors pursuant to which we agreed to file an Initial Resale Registration Statement with the SEC no later than 60 days after we file a definitive Schedule 14C information statement with the SEC. The definitive Schedule 14C was filed with the SEC on October 24, 2007.

     We have agreed to use our commercially reasonable best efforts to have the Initial Resale Registration Statement declared effective within 240 days after filing of the definitive Schedule 14C. In the event the Initial Resale Registration Statement has not been declared effective within such time period, for each 30-day period thereafter or portion thereof, we will pay each Investor as liquidated damages an amount equal to 1% of such Investor’s Conversion Amount in respect of the first ten 30-day periods, and 2% of such Investor’s Conversion Amount thereafter. If we fail to pay the liquidated damages, we will pay interest thereon at a rate of 15% per annum.
Certain customers individually account for a large portion of our product sales, and the loss of any of these customers could have a material adverse effect on our sales.
     For the nine months ended September 30, 2007, one of our customers accounted for approximately 92% of our product sales. In addition, in January 2007, we agreed with this customer to assign, on an exclusive basis, additional territories to it with respect to distribution of our ESRD therapy products, which had previously been assigned to other distributors, thereby further concentrating our activities with this customer. This customer, claiming their inventory levels of our products were higher than they desired, did not place an order for the months of June and July 2007, which adversely impacted our sales. We believe that the loss of this customer or a decrease in this customer’s orders would have a material adverse effect on our product sales, at least temporarily, while we seek to replace such customer and/or self-distribute in the territories currently served by such customer.
Clinical studies required for our ESRD therapy products are costly and time-consuming, and their outcome is uncertain.
     Before obtaining regulatory approvals for the commercial sale of any of our ESRD therapy products in the United States and elsewhere, we must demonstrate through clinical studies that our products are safe and effective. We received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpūr H2H hemodiafiltration module and OLpūr MD220 hemodiafilter. We were granted this approval on the condition that, by March 5, 2007, we submit a response to two informational questions from the FDA. We have responded to these questions. We have obtained approval from Western IRB, Inc. which enables us to proceed with our clinical trial. We began our clinical trials at the beginning of the fourth quarter of 2007.
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
     Our business strategy with respect to our DSU products depends in part on the successful development of DSU products for use by the military. We expect to work with the United States Marine Corps in developing a potable personal water purification system for warfighters, and a Federal appropriation totaling $1 million was recently approved for this purpose. If there are unanticipated delays in receiving the appropriation from the U.S. Department of Defense budget, our operations and potential revenues may be adversely affected.
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
Several provisions of the Delaware General Corporation Law, our fourth amended and restated certificate of incorporation, as amended, and our amended and restated bylaws could discourage, delay or prevent a merger or acquisition, which could adversely affect the market price of our Common Stock.
     Several provisions of the Delaware General Corporation Law, our fourth amended and restated certificate of incorporation, as amended, and our amended and restated bylaws could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our Common Stock could be reduced as a result. These provisions include:
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
     Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation and operating results may be harmed. Management identified a material weakness in internal control over financial reporting, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of generally accepted accounting principles (“U.S. GAAP”) and SEC reporting requirements. Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.
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
     The implementation of these remediation plans has been initiated and will continue during the fourth quarter of fiscal 2007. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.
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
     As of September 30, 2007, our directors, executive officers and principal stockholders beneficially owned approximately 64.5% of our outstanding Common Stock. As of September 30, 2007, Ronald O. Perelman beneficially owned 28.8% of our outstanding Common Stock. As of September 30, 2007, WPPN, LP, Wasserstein SBIC Ventures II L.P., WV II Employee Partners, LLC, and BW Employee Holdings, LLC, entities that may be deemed to be controlled by Bruce Wasserstein (collectively, the “Wasserstein Entities”), beneficially owned an aggregate of 15.7% of our outstanding Common Stock, although Mr. Wasserstein himself disclaims beneficial ownership of the shares held by the Wasserstein Entities except to the extent of his pecuniary interest therein (which is less than 1% of our outstanding Common Stock).
     Effective November 14, 2007, the holders of our New Notes will automatically receive approximately 25,462,465 shares of our Common Stock in the aggregate, representing approximately 67.4% of the outstanding shares of voting Common Stock. After conversion of the New Notes and assuming the exercise of all of the Warrants to be issued in connection with the conversion of the principal amount of the Purchased Notes, the holders of the New Notes would beneficially own, in the aggregate, 36,196,530 shares of Common Stock, representing approximately 74.6% of the outstanding shares of voting Common Stock.. As a result, the percentage ownership of Ronald O. Perelman and the Wasserstein Entities will be significantly diluted.
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

     Prior to our initial public offering we entered into registration rights agreements with many of our existing security holders that entitled them to have an aggregate of 10,020,248 shares registered for sale in the public market. Moreover, many of those shares, as well as the 184,250 shares we sold to Asahi, could be sold in the public market without registration once they have been held for one year, subject to the limitations of Rule 144 under the Securities Act. In addition, we entered into a registration rights agreement with the holders of our New Notes pursuant to which we granted the holders certain registration rights with respect to the shares of Common Stock issuable upon conversion of the New Notes and upon exercise of the Warrants.
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
     More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 and in this Quarterly Report on Form 10-QSB. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

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
     The implementation of these remediation plans has been initiated and will continue during the fourth quarter of fiscal 2007. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     As previously disclosed, we were a defendant in an action captioned Marty Steinberg, Esq. as Receiver for Lancer Offshore, Inc. v. Nephros, Inc., Case No. 04-CV-20547, that was commenced on March 8, 2004. That action is ancillary to a proceeding captioned Securities and Exchange Commission v. Michael Lauer, et. al., Case No. 03-CV-80612, which was commenced on July 8, 2003, wherein the court appointed a Receiver to manage Lancer Offshore, Inc. and various related entities. On December 19, 2005, the U.S. District Court for the Southern District of Florida (the “Court”) issued an order approving the Stipulation of Settlement entered into on November 8, 2005 (the “Settlement”) between the Receiver and us. Under the Settlement, we agreed to pay the Receiver an aggregate of $900,000 (the “Settlement Amount”) under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, we issued to the Receiver warrants to purchase 21,308 shares of our common stock at $1.50 per share exercisable until January 18, 2009 (the “Settlement Warrants”). We issued the Settlement Warrants and made the first two required $200,000 installments.
     On July 23, 2007, we received a letter from the Receiver’s representatives notifying us of our failure to pay the third installment and asking us to cure such default by July 30, 2007. The letter also indicated that the Receiver intended to (i) file a Certificate of Default and seek a final judgment in the amount of $1.2 million, less those portions we had already paid, if we are unable to cure in the time specified, and (ii) seek to recover its attorneys’ fees and costs if legal fees are incurred in connection with such filing.
     On August 20, 2007, Receiver filed a Certificate of Default (“Certificate of Default”) seeking an entry of final judgment in favor of the Receiver in the amount of $700,000 plus interest and attorney’s fees and costs. On August 24, 2007, following discussions with us, the Receiver agreed to a one-time 30 day extension of time for us to respond to the motion made in the Certificate of Default and agreed that if we tendered the delinquent installment no later than October 4, 2007, Receiver would consider the default to be cured.
     On October 3, 2007, we paid the Receiver the final two payments of $200,000, thereby fully satisfying our obligations under the Settlement. On October 22, 2007, we received final written acknowledgement from the court of our satisfaction of all liabilities due under the Settlement.
Item 4. Submission of Matters to a Vote of Security Holders.
     We entered into a Subscription Agreement with Lambda Investors LLC on September 19, 2007, GPC 76, LLC on September 20, 2007, Lewis P. Schneider on September 21, 2007 and Enso Global Equities Partnership LP on September 25, 2007 (collectively, the “New Investors”) pursuant to which the New Investors purchased an aggregate of approximately $12.7 million principal amount of our Series A 10% Secured Convertible Notes due 2008 (the “Purchased Notes”), for the face value thereof (the “Offering”). Concurrently with the Offering, we entered into an Exchange Agreement (the “Exchange Agreement”) with each of Southpaw Credit Opportunities Master Fund LP, 3V Capital Master Fund Ltd., Distressed/High Yield Trading Opportunities, Ltd., Kudu Partners, L.P. and LJHS Company (collectively, the “Exchange Investors” and together with the New Investors, the “Investors”), pursuant to which the Exchange Investors agreed to exchange the principal and accrued but unpaid interest in an aggregate amount of approximately $5.6 million under our 6% Secured Convertible Notes due 2012 (the “Old Notes”), for our new Series B 10% Secured Convertible Notes due 2008 in an aggregate principal amount of $5.3 million (the “Exchange Notes”, and together with the Purchased Notes, the “New Notes”) (the “Exchange”, and together with the Offering, the “Financing”).
     On September 18, 2007, holders of approximately 50.4% of our issued and outstanding common stock consented in writing to (1) the issuance of shares of Common Stock issuable upon conversion of the New Notes and exercise of the warrants under the Purchased Notes issuable upon such conversion and (2) an amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, increasing the number of shares of authorized common stock of the Company to 60,000,000 shares. These actions will become effective on November 13, 2007. For additional information on the Financing, see “Note 8 — Convertible Notes”.
Item 5. Other Information
     On November 8, 2007, we entered into an employment agreement (the “Employment Agreement”), effective as of July 1, 2007 (the “Effective Date”), with Norman J. Barta, our President, Chief Executive Officer and Chairman, for a term of three years ending on June 30, 2010 (the “Term”). The Employment Agreement provides that Mr. Barta will receive a base salary (“Base Salary”) at the annual rate of $360,000 payable in equal installments consistent with our payroll practices. Within ten (10) days after November 8, 2007, the date the Employment Agreement was executed, we will pay Mr. Barta a catch up payment reflecting the increase in the Base Salary payable to Mr. Barta from the Effective Date through such date.
     We have agreed to pay Mr. Barta a cash bonus equal to 10% of his salary at the time each of the following milestones is achieved within ten (10) days after such achievement: (i) the successful completion of the clinical trial of the OLpūr™ H2H™ Hemodiafiltration Module and OLpūr™ MD 220 Hemodiafilter in the United States; and (ii) the first regulatory approval of the OLpūr™ H2H™ Hemodiafiltration Module and OLpūr™ MD 220 Hemodiafilter in the United States. If the trial in clause (i) is not successfully completed prior to May 1, 2008, the bonus will be 5% of Mr. Barta’s Base Salary at the time the milestone is achieved. If the approval in clause (ii) is not achieved within the calendar year 2008, the bonus will be 5% of Mr. Barta’s Base Salary at the time the milestone is achieved. After November 2, 2008 and, if applicable, November 2nd of each Term year thereafter, at least two performance milestones will be added by our Compensation Committee, after consultation with Mr. Barta, each year and Mr. Barta will be paid for the achievement of each such performance milestone an amount to be determined by our Compensation Committee, provided that the total potential payment for milestones (if achieved) each year equals at least 20% of Mr. Barta’s Base Salary as of the date of the milestones are set by our Compensation Committee.
     In addition, pursuant to the Employment Agreement, we have agreed to pay Mr. Barta, within ten (10) days after signing the Employment Agreement, a bonus of $100,000 in recognition of the successful completion of our Financing. Additionally, the bonus recognizes the efforts contributed to this transition period and the additional responsibilities that will be associated with Mr. Barta’s duties as Chairman of our Board of Directors.
     We have agreed to pay Mr. Barta the following amounts upon a Change of Control (as defined in the Employment Agreement) of Nephros in which the Company is ascribed a valuation as indicated: (i) $100,000 if the Company is valued at greater than $125,000,000 but less than $175,000,000; (ii) $150,000 if the Company is valued at greater than $175,000,000 but less than $225,000,000; and (iii) $250,000 if the Company is valued at greater than $225,000,000. In the event of a Change of Control, the applicable bonus will be paid on the effective date of such Change of Control and all unvested options Mr. Barta holds will vest and become exercisable immediately and will remain exercisable for a period of the lesser of (x) five (5) years or (y) the remaining term of the options, regardless of whether Mr. Barta’s employment is terminated following the closing of such Change of Control transaction.
     Upon execution of the Employment Agreement, we have agreed to grant to Mr. Barta a one-time option to purchase 500,000 shares of Common Stock pursuant to the Company’s 2004 Stock Incentive Plan. The options will vest in substantially equal monthly installments at the end of each calendar month during the period from the time of the execution of the Employment Agreement until June 30, 2010 and will be exercisable at an exercise price equal to our Common Stock’s closing price on the American Stock Exchange on the date of the grant.
     Mr. Barta’s Employment Agreement provides that upon termination by us for cause (as defined in the Employment Agreement), by reason of death or voluntary resignation or retirement, we will pay to him only the base salary and any milestone bonuses due and payable under the terms of this Employment Agreement through the date of termination and all unvested options will automatically be cancelled and forfeited by Mr. Barta as of the date of the termination, provided, that, Mr. Barta will have the right to exercise any and all vested options within the period commencing on the date of termination ending ninety days after the date of such termination. Any options not exercised during this period will be cancelled. If we terminate Mr. Barta due to disability (as defined in the Employment Agreement), Mr. Barta will be entitled to any accrued but unpaid Base Salary for services rendered through such date of termination and any and all unvested options will be cancelled as of the date of termination. The vesting of Mr. Barta’s options will be tolled during the period of disability and in the event of a termination of this Employment Agreement as a result of Mr. Barta’s disability, any and all unvested options will automatically be cancelled and forfeited by Mr. Barta as of the date of termination, provided, that, Mr. Barta (or as applicable, his spouse or estate) will have the right to exercise any and all vested options within the period commencing on the date of termination and ending ninety (90) days after the date of termination. Any options not exercised by Mr. Barta during that period will be cancelled. If we terminate Mr. Barta for any other reason, Mr. Barta will be entitled to (i) any accrued but unpaid Base Salary for services rendered through the date of termination; (ii) any unpaid milestone bonuses due and payable on or prior to the date of termination or within 90 days thereafter; and (iii) the continued payment of the Base Salary (in the amount as of the date of termination) for a period consisting of the lesser of (x) six months, or (y) the remainder of the Term (to be paid at the times such Base Salary would have been paid had his employment not been terminated).
     The Employment Agreement also provides that, among other things, Mr. Barta will be subject to certain non-competition and non-solicitation restrictions. The Employment Agreement also contains covenants imposing contractual obligations on Mr. Barta with regard to proprietary information and confidentiality.
     The above description does not purport to be a complete description of the parties’ rights and obligations under the Employment Agreement and is qualified in its entirety by reference Exhibit 10.6 attached hereto.
Item 6. Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 of Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 13, 2007).

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.3 of Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007.

4.1	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

4.2	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

4.3	Form of Class D Warrant (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

4.4	Form of Placement Agent Warrant (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.1	Form of Subscription Agreement between Nephros and each New Investor (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.2	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Exchange Investors (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.3	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.4	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.5	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.6	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta.

10.7	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 13, 2007

Nephros, Inc.
By:	/s/ Mark W. Lerner
Mark W. Lerner
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.2 of Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 13, 2007).

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.3 of Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007.

4.1	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

4.2	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

4.3	Form of Class D Warrant (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

4.4	Form of Placement Agent Warrant (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.1	Form of Subscription Agreement between Nephros and each New Investor (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.2	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Exchange Investors (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.3	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.4	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.5	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur (Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 25, 2007).

10.6	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta.

10.7	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.