Form 10KSB
period 2007-12-31
NEPHROS INC
filed 2008-03-31
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to .

Commission File Number 001-32288

NEPHROS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	13-3971809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Broadway
New York, NY 10032

(Address of Principal Executive Offices)

(212) 781-5113

(Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.Yes ☐ NO ☒

State issuer’s revenues for fiscal year ended December 31, 2007: $1,196,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $19,764,000 computed by reference to the closing price of the common stock on March 20, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2008
Common Stock, $.001 par value	38,165,380

The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure FormatYes ☐ NO ☒

NEPHROS, INC. AND SUBSIDIARY

i

PART I

Item 1. Description of Business

Overview

We are a Delaware corporation founded in 1997 by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease, or ESRD, therapy technology and products that would address both patient treatment needs and the clinical and financial needs of the treatment provider. In the course of our extensive development, we have diversified into infection control in the form of our Dual Stage Ultrafilter water filtration products.

We currently have three products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy to ESRD patients:

•	OLpur MDHDF filter series (which we sell in various countries in Europe and currently consists of our MD190 and MD220 diafilters); to our knowledge, the only filter designed expressly for HDF therapy and employing our proprietary Mid-Dilution Diafiltration technology;
•	OLpur H2H, our add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy; and
•	OLpur NS2000 system, our stand-alone HDF machine and associated filter technology.

We have also developed our OLpur HD 190 high-flux dialyzer cartridge, which incorporates the same materials as our OLpur MD series but does not employ our proprietary Mid-Dilution Diafiltration technology. Our OLpur HD190 was designed for use with either hemodialysis or hemodiafiltration machines, and received its approval from the U.S. Food and Drug Administration, or the FDA, under Section 510(k) of the Food, Drug and Cosmetic Act, or the FDC Act, in June 2005.

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

We believe that products in our OLpur MDHDF filter series are more effective than any products currently available for ESRD therapy, because they are better at removing certain larger toxins (known in the industry as “middle molecules” because of their heavier molecular weight) from blood. The accumulation of middle molecules in the blood has been related to such conditions as malnutrition, impaired cardiac function, carpal tunnel syndrome, and degenerative bone disease in the ESRD patient. We also believe that OLpur H2H will, upon introduction, expand the use of HDF as a cost-effective and attractive alternative for ESRD therapy, and that, if approved in 2008, our OLpur H2H and MDHDF filters will be the first, and only, HDF therapy available in the United States at that time.

We believe that our products will reduce hospitalization, medication and care costs as well as improve patient health (including reduced drug requirements and improved blood pressure profiles), and therefore, quality of life, by removing a broad range of toxins through a more patient-friendly, better-tolerated process. In addition, independent studies in Europe have indicated that, when compared with dialysis as it is currently offered in the United States, HDF can reduce the patient’s mortality risk by up to 35%. We believe that the OLpur MDHDF filter series and the OLpur H2H will provide these benefits to ESRD patients at competitive costs and without the need for ESRD treatment providers to make significant capital expenditures in order to use our products. We also believe that the OLpur NS2000 system, if successfully developed, will be the most cost-effective stand-alone hemodiafiltration system available.

In January 2006, we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpur H2H and MD Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. During January 2006, we received our first purchase order for our DSU from a major hospital in New York City. The hospital conducted an evaluation of our DSUs by installing them in a sampling of the hospital’s patient showers. Upon completion of the first phase, the hospital ordered additional DSU units in December 2006 to continue its evaluation. We are currently in discussions with this and other hospitals regarding potential application of our products as a part of their infection control strategy. With over 5,000 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of October 20, 2006), we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration.

The Defense Department budgets for fiscal 2007 and fiscal 2008 include an aggregate of $3 million in appropriations for the U.S. Marine Corps for development of our dual stage ultra reliable personal water filtration system. We are currently working with military laboratories to define the current project scope and objectives in connection with these appropriations. We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

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

We have incurred losses in our operations in each quarter since inception. For the years ended December 31, 2007 and 2006, we have incurred a net loss of approximately $26.4 million and $8.0 million, respectively. In addition, we have not generated positive cash flow from operations for the twelve months ended December 31, 2007 and 2006. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

At December 31, 2007, we had approximately $3,449,000 in cash and cash equivalents and $4,700,000 in short-term investments. There can be no assurance that our short-term investments will provide the liquidity we expect. (See “Certain Risks and Uncertainties”). These operating plans primarily include the continued development and support of our business in the European market, continuation and completion of the US clinical trial for the H2H, organizational changes necessary to begin the commercialization of our water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our commitments we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing our planned activities or ceasing our operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

We continue to investigate additional funding opportunities, talking to various potential investors who could provide financing. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms, do so on terms that will satisfy the continued listing standards of the American Stock Exchange (the “AMEX”) or do so on terms that would not substantially dilute your equity interests in

us. If we are unable to raise additional funds on a timely basis, or at all, we will not be able to continue our operations and we may be de-listed from the AMEX.

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

The Nephros Mid-Dilution Diafiltration Process

Our OLpur MDHDF filter series uses a design and process we developed called Mid-Dilution Diafiltration, or MDF. MDF is a fluid management system that optimizes the removal of both small toxins and middle-molecules by offering the advantages of pre-dilution HDF and post-dilution HDF combined in a single dialyzer cartridge. The MDF process involves the use of two stages: in the first stage, blood is filtered against a dialysate solution, therefore providing post-dilution diafiltration; it is then overdiluted with sterile infusion fluid before entering a second stage, where it is filtered once again against a dialysate solution, therefore providing pre-dilution diafiltration. We believe that the MDF process provides improved toxin removal in HDF treatments, with a resulting improvement in patient health and concurrent reduction in healthcare costs.

Our ESRD Therapy Products

Our products currently available or in development with respect to ESRD Therapy include:

OLpur MDHDF Filter Series

OLpur MD190 and MD220 constitute our dialyzer cartridge series that incorporates the patented MDF process and is designed for use with existing HDF platforms currently prevalent in our Target European Market and Japan. Our MDHDF filter series incorporates a unique blood-flow architecture that enhances toxin removal with essentially no cost increase over existing devices currently used for HDF therapy.

Laboratory bench studies have been conducted on our OLpur MD190 by members of our research and development staff and by a third party. We completed our initial clinical studies to evaluate the efficacy of our OLpur MD190 as compared to conventional dialyzers in Montpellier, France in 2003. The results from this clinical study support our belief that OLpur MD190 is superior to post-dilution hemodiafiltration using a standard high-flux dialyzer with respect to §2-microglobulin clearance. In addition, clearances of urea, creatinine, and phosphate met the design specifications proposed for the OLpur MD190 device. Furthermore, adverse event data from the study suggest that hemodiafiltration with our OLpur MD190 device was well tolerated by the patients and safe.

We have initiated longer term clinical studies in the United Kingdom, France, Germany, Italy and Spain to further demonstrate the therapeutic benefits of our OLpur MDHDF filter series. A multi-center study was started in March 2005. This study encompassed seven centers in France, five centers in Germany and one center in Sweden. Also commencing in 2005 were studies in the United Kingdom and in Italy. A three-month study was conducted in Spain. All enrolled patients in the multi-center and Spain studies completed the investigational period with the Nephros OLpur MDHDF filter devices. Initial data is very positive, demonstrating improved low-molecular weight protein removal, improvements in appetite, an overall improved distribution of fluids and body composition, and optimal toxin removal and treatment tolerance for patients suffering from limited vascular access. Data was presented at the American Society of Nephrology meeting held in November 2006. A complete manuscript of the entire multi-center study will be submitted for publication in a reputable journal in 2008.

We contracted with TÜV Rheinland of North America, Inc., a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, to assist us in obtaining the Conformité Européene, or CE mark, a mark which demonstrates compliance with relevant European Union requirements. We received CE marking on the OLpur MD190 (which also covers other dialyzers in our MDHDF filter series), as well as certification of our overall quality system, on July 31, 2003. In the fourth quarter of 2006 we received CE marking on the DSU.

We initiated marketing of our OLpur MD190 in our Target European Market in March 2004, We have established a sales presence in countries throughout our Target European Market, mainly through distributors, and we have developed marketing material in the relevant local languages. We also attend trade shows where we promote our product to several thousand people from the industry. Our OLpur MD220 is a new product that we began selling in our Target European Market in 2006. The OLpur MD220 employs the same technology as our OLpur MD190, but contains a larger surface area of fiber. Because of its larger surface area, the OLpur MD220 may provide greater clearance of certain toxins than the OLpur MD190, and is suitable for patients of larger body mass.

We are currently offering the OLpur MD190 and OLpur MD220 at a price comparable to the existing “high performance” dialyzers sold in the relevant market. We are unable at this time to determine what the market prices will be in the future.

We submitted our original Investigational Device Exemption (“IDE”) application for our OLpur H2H hemodiafiltration module and OLpur MD220 filter to the FDA in May 2006. In March 2007, we received approval for our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. Following IDE approval, we have obtained approvals from relevant Institutional Review Boards (IRBs) in order to proceed with our clinical trial and began enrolling patients into the study during the fourth quarter 2007. We completed enrollment of study patients in the first quarter of 2008 and anticipate completing the study test period using these ESRD products in the second quarter of 2008.

OLpur HD190

OLpur HD190 is our high-flux dialyzer cartridge, designed for use with either hemodialysis or hemodiafiltration machines. The OLpur HD190 incorporates the same materials as our OLpur MD190, but lacks our proprietary mid-dilution architecture.

OLpur H2H

OLpur H2H is our add-on module that converts the most common types of hemodialysis machines — that is, those with volumetric ultrafiltration control — into HDF-capable machines allowing them to use our OLpur MDHDF filter. We have completed our OLpur H2H design and laboratory bench testing, all of which were conducted by members of our research and development staff. Our design verification of the OLpur H2H was completed making the device ready for U.S. clinical trial. In the fourth quarter of 2007, we started treating ESRD patients with the OLpur H2H module as part of the U.S. clinical trial, whereby we expect to file 510(k) applications with respect to the OLpur MDHDF filter series and the OLpur H2H module in the third quarter of 2008 and hope to achieve U.S. regulatory approval and market introduction of both products during the first half of 2009. We plan to apply for CE marking of our OLpur H2H in the third quarter of 2008.

OLpur NS2000

OLpur NS2000 is our standalone HDF machine and associated filter technology, which is in the development stage. We are working with an established dialysis machine manufacturer in Italy to develop the OLpur NS2000 system. The OLpur NS2000 will use the basic platform provided by this manufacturer, but will incorporate our H2H technology including our proprietary substitution fluid systems.

We have also designed and developed proprietary substitution fluid filter cartridges for use with the OLpur NS2000, which have been subjected to pre-manufacturing testing. We will need to obtain the relevant regulatory clearances prior to any market introduction of our OLpur NS2000 in our Target European Market or the United States.

Our Water Filtration Product

In January 2006, we introduced our Dual Stage Ultrafilter, or DSU, water filtration system. The DSU incorporates our unique and proprietary dual stage filter architecture. Our research and development work on the OLpur H2H and MD filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to various contaminated water and infection control issues. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. We believe our DSU offers four distinct advantages over competitors in the water filtration marketplace:

(1)	the DSU is, to our knowledge, the only water filter that provides the user with a simple sight verification that the filter is properly performing its cleansing function due to our unique dual-stage architecture;
(2)	the DSU filters finer biological contaminants than other filters of which we are aware in the water filtration marketplace;
(3)	the DSU filters relatively large volumes of water before requiring replacement; and
(4)	the DSU continues to protect the user even if the flow is reduced by contaminant volumes, because contaminants do not cross the filtration medium.

During January 2006, we received our first purchase order for our DSU from a major hospital in New York City. The hospital conducted an evaluation of our DSUs by installing them in a sampling of the hospital’s patient showers. Upon completion of the first phase, the hospital ordered additional DSU units in December 2006 to continue their evaluation. We are currently in discussions with this and other hospitals regarding potential application of our products as a part of their infection control strategy. With over 5,000 registered hospitals in the United States alone, we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration. We have established a goal in 2008 and 2009 to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products.

The Defense Department budgets for fiscal 2007 and fiscal 2008 include an aggregate of $3 million in appropriations for the U.S. Marine Corps for development of our dual stage ultra reliable personal water filtration system. We are currently working with military laboratories to define the current project scope and objectives in connection with these appropriations. We have introduced the DSU to various government agencies as one of the solutions of providing potable water in certain emergency response situations. We have begun investigating a range of commercial, industrial and retail opportunities for our DSU technology. We are also currently examining opportunities in India, Africa, Israel and other territories for our DSU technology. We have completed an in-hospital study to demonstrate the efficacy of the DSU, and are currently seeking to publish this study in a relevant publication of substantial distribution.

Our Strategy

We believe that current mortality and morbidity statistics, in combination with quality of life issues faced by the ESRD patient, has generated demand for improved ESRD therapies. We also believe that our products and patented technology offer the ability to remove toxins more effectively than current dialysis therapy, in a cost framework competitive with currently available, less-effective therapies. The following are some highlights of our current strategy:

Showcase Product Efficacy in our Target European Market:  As of March 2004, we initiated marketing in our Target European Market for the OLpur MD190. There is an immediate opportunity for sales of the OLpur MDHDF filters in our Target European Market because there is an established HDF machine base using disposable dialyzers. We have engaged in a series of clinical trials throughout our Target European Market to demonstrate the superior efficacy of our product. We believe that by demonstrating the effectiveness of our MDHDF filter series we will encourage more customers to purchase our products. Our MDHDF filter series has been applied successfully in over 100,000 treatments to date.

Convert Existing Hemodialysis Machines to Hemodiafiltration:  Upon completion of the appropriate documentation for our OLpur H2H technology, we plan to apply for CE marking for our OLpur H2H during 2008. We plan to complete our regulatory approval processes in the United States for both our OLpur MDHDF filter series and our OLpur H2H also in 2008. If successfully approved, our OLpur H2H product will enable HDF therapy using the most common types of hemodialysis machines together with our OLpur

MDHDF filters. Our goal is to achieve market penetration by offering the OLpur H2H for use by healthcare providers inexpensively, thus permitting the providers to use the OLpur H2H without a large initial capital outlay. We do not expect to generate significant positive margins from sales of OLpur H2H. We believe H2H will provide a basis for more MDHDF filter sales. We believe that, if approved in 2008, our OLpur H2H and MDHDF filters will be the first, and only, HDF therapy available in the United States at that time.

Upgrade Dialysis Clinics to OLpur NS2000:  We believe the introduction of the OLpur NS2000 will represent a further upgrade in performance for dialysis clinics by offering a cost-effective stand-alone HDF solution that incorporates the benefits of our OLpur H2H technology. We believe dialysis clinics will entertain OLpur NS2000 as an alternative to their current technology at such dialysis clinic’s machine replacement point.

Develop a Foothold in the Healthcare Arena by Offering our DSU as a Means to Control Environment-Acquired Infections:  We believe our DSU offers an effective, and cost-effective, solution in conquering certain infection control issues faced by hospitals, nursing homes, assisted living facilities and other patient environments where chemical or heat alternatives have typically failed to adequately address the problem. The DSU provides for simple implementation without large capital expenses. We have established a goal in 2008 and 2009 to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products. We are also currently examining opportunities in India, Africa, Israel and other territories for our DSU technology.

Pursue our Military Product Development in Conjunction with Value-Adding Partners:  For our military development, we are engaging with strategic allies who offer added value with respect to both new product and marketing opportunities. One of our goals in pursuing this project is to maintain and expand our new product development pipeline and achieve new products suitable for both military and domestic applications.

Explore Complementary Product Opportunities:  Where appropriate, we are also seeking to leverage our technologies and expertise by applying them to new markets. Our H2H has potential applications in acute patient care and controlled provision of ultrapure fluids in the field. Our DSU represents a new and complementary product line to our existing ESRD therapy business; we believe the Nephros DSU can offer a robust solution to a broad range of contaminated water and infection control issues.

Manufacturing and Suppliers

We do not intend to manufacture any of our products or components. We have entered into an agreement dated May 12, 2003, and amended on March 22, 2005 with Medica s.r.l., (“Medica”) a developer and manufacturer of medical products with corporate headquarters located in Italy, to assemble and produce our OLpur MD190, MD220 or other filter products at our option. The agreement requires us to purchase from Medica the OLpur MD190s and MD220s or other filter products that we directly market in Europe, or are marketed by our distributor in Italy. In addition, Medica will be given first consideration in good faith for the manufacture of OLpur MD190s, MD220s or other filter products that we do not directly market. No less than semiannually, Medica will provide a report to representatives of both parties to the agreement detailing any technical know-how that Medica has developed that would permit them to manufacture the filter products less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the filter products manufactured in any given year exceeds 5%, then Medica will reimburse us up to half of the cost of the quantity of fiber represented by excess wastage. Medica will manufacture the OLpur MD190 or other filter products in accordance with the quality standards outlined in the agreement. Upon recall of any OLpur MD190 or other filter product due to Medica’s having manufactured one or more products that fail to conform to the required specifications or having failed to manufacture one or more products in accordance with any applicable laws, Medica will be responsible for the cost of recall. The agreement also requires that we maintain certain minimum product-liability insurance coverage and that we indemnify Medica against certain liabilities arising out of our products that they manufacture, providing they do not arise out of Medica’s breach of the agreement, negligence or willful misconduct. The term of the agreement is through May 12, 2009, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party. Although we have no separate agreement with respect to such activities, Medica has also been manufacturing our H2H filters and DSU in limited quantities.

We also entered into an agreement in December 2003, and amended in June 2005, with Membrana GmbH (“Membrana”), a manufacturer of medical and technical membranes for applications like dialysis with corporate headquarters located in Germany, to continue to produce the fiber for the OLpur MDHDF filter series. Pursuant to the agreement, Membrana is our exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories through September 2009. Notwithstanding the exclusivity provisions, we may purchase membranes from other providers if Membrana is unable to timely satisfy our orders. If and when the volume-discount pricing provisions of our agreement with Membrana become applicable, for each period we will record inventory and cost of goods sold for our fiber requirements pursuant to our agreement with Membrana based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount. In August 2006, Membrana awarded us temporary pricing concessions until June 2007. We are currently negotiating with Membrana regarding pricing for purchases incurred from June 2007 to present, as well as future product pricing.

Sales and Marketing

We have established our own sales and marketing organization and distributor network to sell products in our Target European Market and, subject to regulatory approval, intend to establish a similar arrangement in the United States. Our sales and marketing staff has experience in both these geographic areas.

We have established a multi-lingual customer service and financial processing facility in Dublin, Ireland, with multi-lingual customer support available to our customer base in our Target European Market. We have also initiated and completed various clinical studies designed to continue our evaluation of effectiveness of the OLpur MDHDF filters when used on ESRD patients in our Target European Market. These studies are intended to provide us, and have provided us, with valuable information regarding the efficacy of our product and an opportunity to introduce OLpur MDHDF filters to medical institutions in our Target European Market. We have engaged a medical advisor to help us in structuring our clinical study protocols, and to support physicians’ technical inquiries regarding our products.

We are marketing our products primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations, and nephrology physician groups. We ship our products to these customers both directly from our manufacturer, where this is cost-effective, and through a warehouse facility in the Netherlands. We have engaged, and are in discussions with, product distributors in our Target European Market and major medical device manufacturers/providers in our Target European Market and Japan regarding license and/or distribution opportunities for our technology.

Our New York office oversees sales and marketing activity of our DSU products. We are in discussions with several medical products and filtration products suppliers to act as non-exclusive distributors of our DSU products to medical institutions. For each prospective market for our DSU products we are pursuing alliance opportunities for joint product development and distribution. Our DSU manufacturer in Europe shares certain intellectual property rights with us for one of our DSU designs.

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

In the area of water filtration, we have finalized our initial water filtration product line for the healthcare sector and are looking to develop a point-of-use home water filter product for emergency use for example such as when municipal water boil alerts are issued. As part of this development, we will ensure our water filtration products meet customer needs for various applications. In November 2007, we successfully received a cost contract to perform research for the Office of Naval Research estimated at $866,000 and will be working with the United States Marine Corps Warfighting Laboratory to develop a portable personal water purification system. We will invoice the Office of Naval Research quarterly commencing in March 2008 through the end of the contract period in 2009 for reimbursement of our costs in accordance with the contract. We expect costs to include our internal labor hours worked, material costs incurred, subcontractor costs and our general and administrative expenses, subject to certain limitations. In December 2007, the 2008 U.S. Department of Defense Appropriations Act provided an additional $2 million to continue the development of our dual stage ultra reliable personal water filtration.

To date, we have not engaged any outside engineering, hired any additional personnel or otherwise incurred any material separate research and development expenses specifically allocated to water filtration product development. Our research and development expenditures were primarily related to development expenses associated with the H2H machine and salary expense for the fiscal years ended December 31, 2007 and 2006 and were approximately $1,935,000 and $1,844,000, respectively.

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

The markets in which we sell our dialysis products are highly competitive. Our competitors in the sale of hemodialysis products include Gambro AB, Baxter International Inc., Asahi Kasei Medical Co. Ltd., Bellco S.p.A., a subsidiary of the Sorin group, B. Braun Melsungen AG, Nipro Corporation Ltd., Nikkiso Co., Ltd., Terumo Corporation and Toray Medical Co., Ltd.

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

We are not aware of any other companies using technology similar to ours in the treatment of ESRD. Our competition would increase, however, if companies that currently sell ESRD products, or new companies that enter the market, develop technology that is more efficient than ours. We believe that in order to become competitive in this market, we will need to develop and maintain competitive products and take and hold sufficient market share from our competitors. Therefore, we expect our methods of competing in the ESRD marketplace to include:

•	continuing our efforts to develop, have manufactured and sell products which, when compared to existing products, perform more efficiently and are available at prices that are acceptable to the market;
•	displaying our products and providing associated literature at major industry trade shows in the United States, our Target European Market and Asia;
•	initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;
•	offering the OLpur H2H at a price that does not provide us with significant positive margins in order to encourage adoption of this product and associated demand for our dialyzers; and
•	pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities.

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

We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products and may be subject to invalidation claims. Our U.S. patents for the “Method and Apparatus for Efficient Hemodiafiltration” and for the “Dual-Stage Filtration Cartridge,” have claims that cover the OLpur MDHDF filter series and the method of hemodiafiltration employed in the operation of the products. Although there are pending applications with claims to the present embodiments of the OLpur H2H and the OLpur NS2000 products, these products are still in the development stage and we cannot determine if the applications (or the patents that we may issue on them) will also cover the ultimate commercial embodiment of these products. In addition, technological developments in ESRD therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated. We have applied for patents on our DSU water filtration products to cover various applications in residential, commercial, and remote environments.

As of January 2008, we have fifteen issued U.S. patents; one issued Eurasian patent; two Mexican patents, two South Korean patents, three Russian patents, four Chinese patents, four French patents, four German patents, four Israeli patents, four Italian patents, one Spanish patent, four United Kingdom patents, one Japanese patent, one Hong Kong patent, and one Canadian patent. Our issued U.S. patents expire between 2018 and 2022. In addition, we have four pending U.S. patent applications, eleven pending patent applications in Canada, eight pending patent applications in the European Patent Office, four pending patent applications in Brazil, one pending patent application in China, fourteen pending patent applications in Japan, two pending patent applications in Mexico, two pending patent applications in South Korea, two pending patent applications in Hong Kong. Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal. We also have pending patent applications on our DSU water filtration system.

Nephros has filed U.S. and International patent applications for a redundant ultra filtration device that was jointly invented by a Nephros employee and an employee of Medica (the manufacturer of certain Nephros products) located in Italy. The companies are negotiating commercial arrangements pertaining to the invention and the patent applications.

Trademarks

As of December 31, 2007, we secured registrations of the trademarks CENTRAPUR, H2H, OLpur and the Arrows Logo in the European Union. Applications for these trademarks are pending registration in the United States. We also have applications for registration of a number of other marks pending in the United States Patent and Trademark Office.

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

If human clinical trials of a device are required in connection with a Section 510(k) notification and the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or distributor of the device) will need to file an Investigational Device Exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing and/or laboratory bench testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as specified in the IDE. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of subjects. We submitted our original IDE application to the FDA for our OLpur H2H hemodiafiltration module and OLpur MD220 filter in May 2006. The FDA answered our application with additional questions in June 2006, and we submitted responses to the FDA questions in December 2006. In January 2007, we received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. In March 2007, we received full approval on our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We have obtained approval from the IRBs and have commenced the clinical trial. At year end 2007, 50% of the needed study patients had been enrolled in the study and were being treated three times per week on the Nephros devices. The remaining patients were enrolled in the first quarter of 2008, and we anticipate that all study treatments with the Nephros devices will be completed by end of the second quarter of 2008. We expect to file 510(k) applications with respect to the OLpur MDHDF filter series and the OLpur H2H module in the third quarter of 2008 and hope to achieve U.S. regulatory approval of both products during the first half of 2009. We plan to apply for CE marking of our OLpur H2H in the third quarter of 2008.

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

Before the FDA approves a Section 510(k) pre-market notification, the FDA is likely to inspect the relevant manufacturing facilities and processes to ensure their continued compliance with QSR. Although some of the manufacturing facilities and processes that we expect to use to manufacture our OLpur MDHDF filters and OLpur NS2000 have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not all been inspected by the FDA. Similarly, although some of the facilities and processes that we expect to use to manufacture our OLpur H2H have been inspected by the FDA, they have not all been inspected by any notified body. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. Even after the FDA has cleared a Section 510(k) submission, it will periodically inspect the manufacturing facilities and processes for compliance with QSR. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with QSR. The manufacturing facilities and processes that will be used to manufacture our products have not yet been inspected by the FDA for compliance with QSR. We cannot assure you that the facilities and processes used by us will be found to comply with QSR and there is a risk that clearance or approval will, therefore, be delayed by the FDA until such compliance is achieved.

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

In July 2003, we received a certification from TÜV Rheinland that our quality management system conforms with the requirements of the European Community. At the same time, TÜV Rheinland approved our use of the CE marking with respect to the design and production of high permeability hemodialyzer products for ESRD therapy. As of the date of filing of this Annual Report, the manufacturing facilities and processes that we are using to manufacture our OLpur MDHDF filter series have been inspected and certified by a notified body.

Regulatory Authorities in Regions Outside of the United States and the European Union

We also plan to sell our ESRD therapy products in foreign markets outside the United States which are not part of the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. Our ability to export into other countries may require compliance with ISO 13485, which is analogous to compliance with the FDA’s QSR requirements. Other than the CE marking of our OLpur MDHDF filter products, we have not obtained any regulatory approvals to sell any of our products and there is no assurance that any such clearance or certification will be issued.

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

Product Liability and Insurance

The production, marketing and sale of kidney dialysis products have an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We have acquired product liability insurance for our OLpur MDHDF filter products in the amount of $5 million. A successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, any claim against us could generate negative publicity, which could decrease the demand for our products, our ability to generate revenues and our profitability.

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

Employees

As of December 31, 2007, we employed a total of 13 employees, 11 of whom were full time and 2 who are employed on a part-time basis. Of the 13 total employees, 3 were employed in a marketing/clinical support capacity, 4 in general and administrative and 6 in research and development.

Recent Developments

In March 2007, we received full approval on our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We have obtained approval from the IRBs and have commenced the clinical trial. At years end, 50% of the needed study patients had been enrolled in the study and were being treated three times per week on the Nephros devices. The remaining patients were enrolled in the first quarter of 2008, and we anticipate that all study treatments with the Nephros devices will be completed by end of the second quarter of 2008.

Item 2. Description of Property

Our U.S. facilities are located at 3960 Broadway, 4th Floor, New York, New York 10032 and consist of approximately 2,788 square feet of space. As of September 30, 2007, we renewed our rental agreement for the use of this space with the Trustees of Columbia University in the City of New York. The term of the rental agreement is for one year with a monthly cost of approximately $14,000, including monthly internet access. We use our facilities to house our corporate headquarters and research facilities. Our offices and laboratories are housed in the Audubon Business and Technology Center administered by Columbia University, which is equipped to accommodate biotechnology and medical product development companies. Of the space we rent from Columbia University, approximately 1,610 square feet is dedicated laboratory space, which is equipped with laboratory equipment, such as benches, fume hoods, gas, air and water systems, and the remaining 1,178 square feet is dedicated office space.

Our facilities in our Target European Market are located at Suite 19, 25-26 Windsor Place, Lower Pembroke St, Dublin 2, Ireland and consist of approximately 500 square feet of space. On August 3, 2006 we entered into a lease for this space with Leeson Business Centres. The lease is automatically prolonged until either party gives a three-month termination notice and, as of December 31, 2007, we are operating with a current monthly cost of 3,000 Euro per month ($4,410, approximately). We use our facilities to house our accounting, operations and customer service departments. Windsor Place is a modern office complex in the heart of downtown Dublin. We believe this space is currently adequate to meet our needs. We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

There is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject. Please refer to the “Risks Related to Our Company” section of this Report for a discussion of certain threatened litigation and please refer to “Note 11 to the Condensed Consolidated Financial Statements” for a discussion of certain settlement arrangements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

On or about October 25, 2007, we commenced mailing to our stockholders a definitive Information Statement on Schedule 14C with respect to action taken by written consent of our stockholders during the third quarter of fiscal 2007. See Item 4 of our Quarterly Report on Form 10-QSB, filed with the Commission on November 13, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock began trading on the AMEX on September 21, 2004 under the symbol NEP. The following table sets forth the high and low sales prices for our common stock as reported on the AMEX for each quarter within the years ended December 31, 2007 and 2006.

Quarter Ended	High	Low
March 31, 2006	$3.15	$1.20
June 30, 2006	$2.45	$1.20
September 30, 2006	$1.86	$0.94
December 31, 2006	$1.50	$0.95
March 31, 2007	$2.59	$1.40
June 30, 2007	$1.84	$1.05
September 30, 2007	$1.45	$0.45
December 31, 2007	$1.88	$0.45

As of March 21, 2008, there were approximately 41 holders of record and approximately 850 beneficial holders of our common stock.

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

The information set forth in Part III, Item 11 of this Annual Report on Form 10-KSB relating to our equity compensation plans is hereby incorporated by reference to this Item 5.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Business Overview

Since our inception in April 1997, we have been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpur MD190 and MD220, which are dialyzers (our “OLpur MDHDF Filter Series”), OLpur H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines, and the OLpur NS2000 system, a stand-alone HDF machine with associated filter technology. We began selling our OLpur MD190 dialyzer in some parts of our Target European Market (consisting of France, Germany, Ireland, Italy and the United Kingdom (U.K.), as well as Cyprus, Denmark, Greece, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland) in March 2004, and have developed units suitable for clinical evaluation for our OLpur H2H product. We are developing our OLpur NS2000 product in conjunction with an established machine manufacturer in Italy. We are working with this manufacturer to modify an existing HDF platform they currently offer for sale in parts of our Target European Market, incorporating our proprietary H2H technology.

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

In the first quarter of 2007, we received approval from the U.S. Food and Drug Administration (the “FDA”) for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpur H2H module and OLpur MD 220 filter. We have also received the approval from the Institutional Review Board (“IRB”) associated with the clinics at which the trials will take place. We have obtained approval from Western IRB, Inc. which enables us to proceed with our clinical trial. We began our clinical trials at the beginning of the fourth quarter of 2007. At year end 2007, 50% of the needed study patients had been enrolled in the study and were being treated three times per week on the Nephros devices. The remaining patients were enrolled in the first quarter of 2008. We have targeted submitting our data to the FDA with our 510(k) application on these products by the third quarter of 2008. We also plan to apply for CE marking in Europe for our OLpur H2H during the course of our clinical trial.

We have also applied our filtration technologies to water filtration and in 2006 we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli.

We fulfilled two purchase orders for our DSU to a major medical center in New York City in 2006. In 2007, this NYC medical center extended the terms of our joint evaluation agreement and we are working with their representatives on certain specifications for a customized DSU to meet their requirements. We have begun a multi-hospital study to demonstrate the efficacy of the DSU. Our goal is to publish this study in 2008 in a relevant publication of substantial distribution. We are planning to pursue additional sales of our DSU upon completion of planned improvements in product ergonomics.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter. In connection with this Federal appropriation totaling $1 million, we expect to work with the U.S. Marine Corps in developing a personal potable water purification system for warfighters. In December 2007,the U.S. Department of Defense Appropriations Act provided an additional $2 million to continue the development of our dual stage ultra reliable personal water filtration system.

Since our inception, we have incurred annual net losses. As of December 31, 2007, we had an accumulated deficit of approximately $81,612,000, and we expect to incur additional losses in the foreseeable future. We recognized net losses of approximately $26,356,000 for the year ended December 31, 2007, and approximately $8,013,000 for the year ended December 31, 2006.

Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through December 31, 2007, we received net offering proceeds from private sales of equity and debt securities and from the initial public offering of our common stock (after deducting underwriters’ discounts, commissions and expenses, and our offering expenses) of approximately $52.0 million in the aggregate. An additional source of finances was our license agreement with Asahi, pursuant to which we received an up front license fee of $1.75 million in March 2005.

During January 2006, we received our first purchase order for our DSU from a major hospital in New York City. The hospital conducted an evaluation of our DSUs by installing them in a sampling of the hospital’s patient showers. Upon completion of the first phase, the hospital ordered additional DSU units in December 2006, which we fulfilled, to continue its evaluation. We are in discussion with this hospital in connection with their adoption of the DSU as part of their water filtration system. These initial DSU sales did not result in material net revenues. We are pursuing a larger multi-hospital study to demonstrate the efficacy of the DSU. Our goal is to publish this study in 2008 in a relevant publication of substantial distribution.

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

Regaining Compliance with AMEX’s Continued Listing Standards

During 2006, we received notices from AMEX that we were not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, AMEX noted our failure to comply with Section 1003(a)(i) of the AMEX Company Guide relating to shareholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years; Section 1003(a)(ii) of the AMEX Company Guide relating to shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years; and Section 1003(a)(iii) of the AMEX Company Guide relating to shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan in August 2006 to advise AMEX of the steps we had taken, and proposed to take, to regain compliance with the applicable listing standards.

On November 14, 2006, we received notice that the AMEX staff had reviewed our plan of compliance to meet the AMEX’s continued listing standards and that AMEX would continue our listing while we sought to regain compliance with the continued listing standards during the period ending January 17, 2008. During the plan period, we were required to provide the AMEX staff with updates regarding initiatives set forth in our plan of compliance. On November 14, 2007, all of our Series A 10% Secured Convertible Notes Due 2008 and our Series B 10% Secured Convertible Notes due 2008 (collectively, the “Notes”), representing an aggregate principal amount of $18 million, were converted into shares of our common stock and warrants, resulting in an increase in our stockholders’ equity. As a result, and notwithstanding our loss during the fourth quarter of 2007, our stockholders’ equity, at December 31, 2007, was approximately $8,756,000 and in excess of the $6,000,000 required by the AMEX rules.

On March 5, 2008, we received a letter from the AMEX acknowledging that we had resolved the continued listing deficiencies referenced in the AMEX’s letters dated July 17, 2006 and November 14, 2006. However, if we are not able to generate revenues from operations or timely raise equity capital, we are likely to again fail to comply with the AMEX rules regarding minimum shareholders’ equity. Should this occur within 12 months of January 17, 2009, then, in accordance with Section 1009(h) of the AMEX Company Guide, the AMEX may evaluate the relationship between the two incidents and apply more truncated procedures for compliance or immediately initiate delisting proceedings. Furthermore, there can be no assurance that we will not run afoul of the AMEX’s other continued listing standards. If we fail to meet such standards, then our common stock may be delisted from the AMEX.

On September 27, 2007, we received a warning letter from the AMEX stating that the staff of the AMEX Listing Qualifications Department had determined that we were not in compliance with Section 121B(2)(c) of the AMEX Company Guide requiring that at least 50% of the directors of our board of directors are independent directors. This non-compliance was due to the fact that William J. Fox, Judy Slotkin, W. Townsend Ziebold and Howard Davis resigned from our board of directors on September 19, 2007, concurrently with the appointment of Paul Mieyal and Arthur Amron to our board of directors, in accordance with our September 2007 financing. Consequently, our board of directors consisted of five directors, two of whom were independent. The AMEX had given us until December 26, 2007 to regain compliance with the independence require- ments. On November 16, 2007, James S. Scibetta was appointed to serve as an independent director on our board of directors. On December 5, 2007 we received a letter from the AMEX acknowledging that we had resolved the continued listing deficiency identified in their September 27, 2007 letter.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R on our financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 will be effective for the fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our financial position, cash flows, and results of operations.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. We are currently evaluating the impact of applying the provisions of SAB 110 on our financial position and results of operations.

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

Accounts Receivable

We provide credit terms to our customers in connection with purchases of the our products. We periodically review customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect our best estimate of potential losses.

Inventory Reserves

Our inventory reserve requirements are based on factors including the products’ expiration date and estimates for the future sales of the product. If estimated sales levels do not materialize, we will make adjustments to its assumptions for inventory reserve requirements.

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

The Fiscal Year Ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006

Revenues

Total revenues for the fiscal year ended December 31, 2007 were approximately $1,196,000 compared to approximately $794,000 for the fiscal year ended December 31, 2006. Total product revenues increased approximately $402,000, an increase of almost 51% ascribed to the following factors; 27% increase due to increased unit sales in our Target European Market, 12% due to the impact to favorable currency translation factors, 7% increase in average realized selling prices in our Target European Market and 7% for the impact of a $52,000 adjustment in the fiscal year ended December 31, 2007 to the returns reserve. These factors are partially offset by 3% for the impact of no sales of the DSU product in the US market for the fiscal year ended December 31, 2007. The increased unit sales of our OLpur MDHDF filter series product is in our Target European Market; units sales increased by 9,216 as total units sold increased to 44,000 in the fiscal year ended December 31, 2007 from 34,784 fiscal year ended December 31, 2006. Our DSU product was introduced in January 2006 and contributed approximately $21,000 to sales that fiscal year.

Cost of Goods Sold

Cost of goods sold was approximately $876,000 for the twelve months ended December 31, 2007 from approximately $944,000 for the twelve months ended December 31, 2006. The $68,000 decrease in cost of goods sold is primarily due to lower expenses associated with inventory adjustments of approximately $242,000 being partially offset by approximately $174,000 in increased costs associated with greater sales volumes.

Inventory adjustments for the twelve months ended December 31, 2007 were approximately $82,000 compared to approximately $324,000 in adjustments in the twelve months ended December 31, 2006; a decrease of $242,000. The adjustments for the twelve months ended December 31, 2006 relate to a write-off of expired inventory of $160,000 and a revaluation of specific inventory lots to reflect the competitive pricing environment in the German market of $164,000. The inventory adjustments for the twelve months ended December 31, 2007 of $82,000 relate entirely to write-off of expired or near expiry rework product. Improved product requirement forecasting resulting from better communication with our primary distributor minimizes the likelihood of inventory adjustments of this nature in the future.

The $174,000 in increased costs associated with greater sales volumes is primarily due to approximately $112,000 ascribed to greater unit sales in our Target European Market and $67,000 due to the impact of currency translation factors being partially offset by approximately $5,000 for other miscellaneous factors.

Research and Development

Research and development expenses were approximately $1,935,000 for the twelve months ended December 31, 2007 compared to approximately $1,844,000 for the twelve months ended December 31, 2006, an increase of approximately $91,000 or almost 5%. The increase is primarily due to increased compensation expense of approximately $375,000 and increased clinical trial expense of approximately $338,000 being partially offset by lower expenses for development and testing of approximately $602,000. The increase in compensation expense of approximately $375,000 is due to higher salary expense of approximately $178,000 and higher deferred compensation expense of approximately $197,000. Lower expense for development and testing is ascribed to lower machine development expenses of approximately $298,000 and lower expenses for outside testing of approximately $132,000. The lower machine development expense is due to the OLpur H2H product’s engineering phase approaching completion with fewer contract hours required to be logged by our outside developers during the twelve months ended December 31, 2007.

Depreciation Expense

Depreciation expense was approximately $337,000, for the twelve months ended December 31, 2007 compared to approximately $319,000 for the twelve months ended December 31, 2006, an increase of 6%. The $18,000 increase is primarily due to the impact of currency translation factors of approximately $24,000 and other miscellaneous factors impacting the twelve months ended December 31, 2007 of approximately $8,000, which are partially offset by a credit to depreciation expense in fiscal 2006 of approximately $14,000 to correct an overstatement of accumulated depreciation in the calculations for fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $5,527,000 for the twelve months ended December 31, 2007 compared to approximately $5,719,000 for the twelve months ended December 31, 2006, a decrease of approximately $192,000 or 3%. The decrease reflects lower selling expenses of approximately $926,000 being partially offset by higher general and administrative expenses of approximately $734,000.

Selling expenses were approximately $451,000 for the twelve months ended December 31, 2007 compared to approximately $1,377,000 the twelve months ended December 31, 2006, a decrease of approximately $926,000; almost 67%. This decrease is primarily due to lower compensation expense of approximately $414,000, lower spending on travel and entertainment expenses of approximately $220,000, lower spending on trade show expenses of approximately $191,000 and other reductions totaling approximately $101,000. The total decrease in expense reflects management’s strategy to focus European selling and marketing though our European distributor.

General and administrative expenses were approximately $5,076,000 for the twelve months ended December 31, 2007 compared to approximately $4,342,000 for the twelve months ended December 31, 2006 an increase of approximately $734,000 primarily due to factors impacting professional service fees and compensation expense.

Compensation expenses were approximately $2,352,000 for the twelve months ended December 31, 2007 compared to approximately $1,825,000 the twelve months ended December 31, 2006. The increase of approximately $527,000 or almost 29% is primarily due to an increase in US compensation of approximately $611,000 being partially offset by a reduction in European compensation of approximately $84,000. The US increase in the twelve months ended December 31, 2007 is attributable to an increase in deferred compensation expense for stock options of approximately $213,000, an increase in severance expense of approximately $154,000, an increase of bonus expense of approximately $100,000, an increase of US salary expense of approximately $88,000 and an increase of other miscellaneous factors totaling approximately $46,000. The decrease in European expenses of approximately $84,000 is primarily due to reductions in headcount.

Professional service expenses were approximately $1,755,000 for the twelve months ended December 31, 2007 compared to approximately $1,530,000 the twelve months ended December 31, 2006. The increase of $225,000 or 15% is primarily due to increased legal expenses associated with the November 2007 financing partially offset by approximately $150,000 of decreased expenses associated with Underwriting expenses incurred in the twelve months ending December 31, 2006.

Interest Income

Interest income was approximately $138,000 for the twelve months ended December 31, 2007 compared to approximately $212,000 for the twelve months ended December 31, 2006. The decrease of approximately $74,000 reflects the impact of lower average balances of our short-term investments during the twelve months ended December 31, 2007.

Interest Expense

Interest expense totaled approximately $535,000 for the twelve months ended December 31, 2007 compared to approximately $188,000 for the twelve months ended December 31, 2006.

Interest expense for the twelve months ended December 31, 2007 consisted of:

•	Accrued interest expense of approximately $498,000 in connection with the New Notes;
•	Approximately $37,000 associated with the present value impact of $400,000 of payments made during such period under our settlement agreement with the Receiver for Lancer Offshore, Inc.;

Interest expense for the twelve months ended December 31, 2006 consisted of:

•	Approximately $183,000 for the accrued interest liability associated with our 6% Secured Convertible Notes due 2012 (“the Notes”),
•	Approximately $5,000 for the interest portion of the present value of payments we made to the Receiver of the Lancer Offshore, Inc. pursuant to certain settlement arrangements.

Amortization of Beneficial Conversion Feature

Expense due to amortization of beneficial conversion feature for the twelve months ended December 31, 2007 consisted of Beneficial conversion features of approximately $13,429,000 associated with the Series A and Series B 10% Secured Convertible Notes due 2008 (the “New Notes”); For the twelve months ended December 31, 2006 there were no expenses to amortization of beneficial conversion. The beneficial conversion feature is the difference between the conversion price of the New Notes ($0.706 per share) and the market price of our common stock on the commitment date ($1.35 per share) multiplied by the number of shares to be received on conversion of the note. The beneficial conversion feature is amortized over the life of the note or expensed in total at the time the note is converted into stock. Since the New Notes were both issued and converted in full during fiscal 2007, we expensed the entire beneficial conversion feature associated with the New Notes during such period.

Amortization of Debt Discount

Amortization of debt discount totaled approximately $4,556,000 for the twelve months ended December 31, 2007 compared to approximately $7,000 for the twelve months ended December 31, 2006. Amortization of debt discount for the twelve months ended December 31, 2007 consisted of amortization of the debt discounts on the New Notes of approximately $4,548,000 and amortization of the debt discount on the 6% Secured Convertible Notes due 2012 (the “Old Notes”) of approximately $8,000. For the twelve months ended December 31, 2006, amortization of debt discount consisted of approximately $5,000 associated with the amortization of the debt discount on the Old Notes. The value assigned to the warrants attached to the Old Notes and Series A notes is recorded as a discount on the notes they are attached to. The Series B note issued in exchange for the Old Notes was recorded at a discount to record the New Note at fair market value. The debt discounts are amortized over the life of the notes or expensed in total at the time the note is converted into stock. Since the New Notes were both issued and converted in full during fiscal 2007, we expensed the entire debt discount associated with the New Notes during such period.

Amortization of Deferred Financing Costs

Amortization of deferred financing costs totaled approximately $992,000 for the twelve months ended December 31, 2007 compared to no costs for the twelve months ended December 31, 2006.

For additional information about the Old Notes and the New Notes, please see the section “Liquidity and Capital Resources” below.

Gain on Exchange of Debt

For the twelve months ended December 31, 2007, the gain on exchange of debt includes approximately $330,000 for the gain realized on debt extinguishment which includes a gain on exchange of the Old Notes of approximately $254,000 and a gain of approximately $76,000 on the cancellation of the warrants that could have been issued upon certain prepayments of the Old Notes by the Company. There was no gain or loss on exchange of debt in the twelve months ended December 31, 2006.

Other Income and Expenses

Other income of approximately $167,000 includes the impact of approximately $261,000 for refunds received from New York State for business credits as Nephros qualifies as a Qualified Emerging Technology Company (“QETC”) and other expenses of approximately $94,000 for the twelve months ended December 31, 2007. The other expenses is comprised of the impact of the nine month gain on change in valuation of the derivative liability of approximately $7,000 and approximately $87,000 in expenses associated with the collection of the QETC tax credit reported in other income. In the twelve months ended December 31, 2006 the other income of approximately $2,000 is due to the change in value of the derivative.

Off-Balance Sheet Arrangements

The Company did not engage in any off-balance sheet arrangements during the periods ended December 31, 2007.

Going Concern and Management’s Response

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

We have incurred significant losses in our operations in each quarter since inception. For the years ended December 31, 2007 and 2006, we have incurred a net loss of approximately $26.4 million and $8.0 million, respectively. In addition, we have not generated positive cash flow from operations for the twelve months ended December 31, 2007 and 2006. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

At December 31, 2007, we had approximately $3,449,000 in cash and cash equivalents and $4,700,000 in short-term investments. However there can be no assurance that our short-term investments will provide the liquidity we expect. (See “Certain Risks and Uncertainties”). These operating plans primarily include the continued development and support of our business in the European market, continuation and completion of the US clinical trial for the H2H, organizational changes necessary to begin the commercialization of our water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our commitments we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing our planned activities or ceasing our operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

We continue to investigate additional funding opportunities, talking to various potential investors who could provide financing. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms, do so on terms that will satisfy the continued listing standards of the American Stock Exchange (the “AMEX”) or do so on terms that would not substantially dilute your equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we will not be able to continue our operations and we may be de-listed from the AMEX.

For additional information describing the risks concerning our liquidity, please see “Certain Risks and Uncertainties” below.

Our future liquidity sources and requirements will depend on many factors, including:

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;
•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;
•	our ability to liquidate our short term investments when needed;
•	the timing and costs associated with obtaining the Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory pre requisite for selling our ESRD therapy products in the European Union and certain other countries that recognize CE marking (for products other than our OLpur MDHDF filter series, for which the CE mark was obtained in July 2003), or United States regulatory approval;
•	the ability to maintain the listing of our common stock on the AMEX;
•	the continued progress in and the costs of clinical studies and other research and development programs;

•	the costs involved in filing and enforcing patent claims and the status of competitive products; and
•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

•	for the marketing and sales of our products;
•	to complete certain clinical studies, obtain appropriate regulatory approvals and expand our research and development with respect to our ESRD therapy products;
•	to continue our ESRD therapy product engineering;
•	to pursue business opportunities with respect to our DSU water-filtration product; and
•	for working capital purposes.

In response to recent illiquidity experienced with our auction rate securities, and in order to facilitate greater liquidity in our short-term investments, on March 27, 2008, our board of directors adopted an Investment, Risk Management and Accounting Policy. Such policy limits the types of instruments or securities in which we may invest our excess funds in the future to: U.S. Treasury Securities; Certificates of Deposit issued by money center banks; Money Funds by money center banks; Repurchase Agreements; and Eurodollar Certificates of Deposit issued by money center banks. This policy provides that our primary objectives for investments shall be the preservation of principal and achieving sufficient liquidity to meet our forecasted cash requirements. In addition, provided that such primary objectives are met, we may seek to achieve the maximum yield available under such constraints.

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

We obtained the approval of our stockholders representing a majority of our outstanding shares to the issuance of shares of our common stock upon conversion of our New Notes and exercise of our Class D Warrants (as defined below) issuable upon such conversion, as further described below. The stockholder approval became effective on November 13, 2007, and the New Notes converted into shares of our common stock on November 14, 2007.

All principal and accrued but unpaid interest (the “Conversion Amount”) under our New Notes automatically converted into (i) shares of our common stock at a conversion price per share of our common stock (the “Conversion Shares”) equal to $0.706 and (ii) in the case of our Purchased Notes, but not our Exchange Notes, Class D Warrants (the “Class D Warrants”) for purchase of shares of our common stock (the “Warrant Shares”) in an amount equal to 50% of the number of shares of our common stock issued to the New Investors in accordance with clause (i) above with an exercise price per share of our common stock equal to $0.90 (subject to anti-dilution adjustments). The Class D Warrants have a term of five years and are non-callable by us.

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

In connection with the sale of the New Notes, we entered into a Registration Rights Agreement with the Investors, dated as of the First Closing Date (the “Registration Rights Agreement”), pursuant to which we agreed to file an initial resale registration statement (“Initial Resale Registration Statement”) with the SEC no later than 60 days after we file a definitive version of our Information Statement on Schedule 14C with the SEC, and we filed such Initial Resale Registration Statement on December 20, 2007. We also agreed to use our commercially reasonable best efforts to have the Initial Resale Registration Statement declared effective within 240 days after filing of a definitive version of our Information Statement on Schedule 14C. In the event the Initial Resale Registration Statement has not been declared effective within such time period, for each 30-day period thereafter or portion thereof, we will pay each Investor as liquidated damages an amount equal to 1% of such Investor’s Conversion Amount in respect of the first ten 30-day periods, and 2% of such Investor’s Conversion Amount thereafter. If we fail timely to pay the liquidated damages, we will pay interest thereon at a rate of 15% per annum.

At December 31, 2007, we had an accumulated deficit of approximately $81,612,000, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering in September 2004, from licensing revenue received from Asahi Kasei Medical Co., Ltd. (“Asahi”), in March 2005, a private placement of convertible debenture in June 2006 and PIPE in September 2007.

Net cash used in operating activities was approximately $7,434,000 for the twelve months ended December 31, 2007 compared to approximately $7,300,000 for the twelve months ended December 31, 2006.

During 2007, the net cash used in operating activities was approximately $134,000 higher then the net cash used in operating activities during 2006. The most significant items contributing to this increase are highlighted below:

•	During 2007, our other liabilities decreased by approximately $564,000. This compares to a decrease of approximately $346,000 in 2006.
•	During 2007, our accounts receivable increased by approximately $154,000. This compares to a decrease in accounts receivable from 2005 to 2006.
•	During 2007, our inventory decreased by approximately $217,000. This compares to a decrease in inventory from 2005 to 2006 of approximately $362,000.

These factors were partially offset by the following:

•	During 2007, interest on convertible notes was approximately $498,000. This compares to interest on convertible notes of approximately $183,000 during 2006.

•	During 2007, severance costs decreased by approximately $38,000. During 2006, severance costs decrease by approximately $249,000.

Net cash consumed by investing activities was approximately $2,045,000 for the twelve months ended December 31, 2007 compared to net cash provided by investing activities of approximately $1,590,000 for the twelve months ended December 31, 2006.

In 2007, approximately $145,000 of fixed assets was purchased primarily related to a mold ($143,000) and computer equipment ($2,000). Net cash consumed by investing activities was approximately $1,900,000 in net purchases of short term securities during the twelve months ended December 31, 2007. In 2006, our cash provided by investing activities was increased by $1,700,000 in net repayments of short term securities, which was partially offset by our purchase of approximately $110,000 of fixed assets primarily related to manufacturing and computer equipment.

Net cash provided by financing activities was approximately $12,677,000 for the twelve months ended December 31, 2007 compared to approximately $5,201,000 for the twelve months ended December 31, 2006. The net cash provided in the twelve months ended December 31, 2007 reflects the September 2007 private placement which raised approximately $12,677,000. The net cash provided in the twelve months ended December 31, 2006 reflects the sale of an aggregate of approximately $5,200,000 of our Notes and $1,441 from the exercise of options to purchase of our common stock.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2007:

	Payments Due in Period
Contractual Obligations	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years
Leases	173,000	173,000
Capital Expenditure	143,000	143,000
Employment Contracts	600,000	420,000	180,000
Total	$916,000	$736,000	$180,000	$—	$—

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

We have not been profitable since our inception in 1997. As of December 31, 2007, we had an accumulated deficit of approximately $81,612,000 primarily as a result of our research and development expenses and selling, general and administrative expenses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

Our independent registered public accountants, in their audit report related to our financial statements for the year ended December 31, 2007, expressed substantial doubt about our ability to continue as a going concern.

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

Our short-term investments may not provide us with the liquidity that we intended them to provide. If we are unable to liquidate our short-term investments in a timely manner and on reasonable terms, then we may run out of funds with which to operate our business.

As of December 31, 2007, we held $4.7 million in auction rate securities (“ARS”) which are classified as short-term investments on our balance sheet. ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction. Starting in February 2008, the auctions for our ARS have “failed.” Accordingly, and for so long as such auctions continue to “fail,” these ARS are no longer functionally short-term.

To the extent that the auctions for our ARS continue to “fail” and no other markets develop for our ARS, we may be unable to liquidate these assets in a timely manner, on reasonable terms or at all. If we are unable to liquidate our short-term investments in a timely manner and on reasonable terms, then we may run out of funds with which to operate our business. If the current lack of liquidity relating to our ARS investments continues, it may have a material adverse effect on our ability to fund our ongoing operations and growth initiatives.

We may not be able to meet the American Stock Exchange’s continued listing standards and as a result, we may be delisted from the American Stock Exchange.

During 2006, we received notices from AMEX that we were not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, AMEX noted our failure to comply with Section 1003(a)(i) of the AMEX Company Guide relating to shareholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of our three most recent fiscal years; Section 1003(a)(ii) of the AMEX Company Guide relating to shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years; and Section 1003(a)(iii) of the AMEX Company Guide relating to shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in our five most recent fiscal years. We submitted a plan in August 2006 to advise AMEX of the steps we had taken, and proposed to take, to regain compliance with the applicable listing standards.

On November 14, 2006, we received notice that the AMEX staff had reviewed our plan of compliance to meet the AMEX’s continued listing standards and that AMEX would continue our listing while we sought to regain compliance with the continued listing standards during the period ending January 17, 2008. During the plan period, we were required to provide the AMEX staff with updates regarding initiatives set forth in our plan of compliance. On November 14, 2007, all of our Series A 10% Secured Convertible Notes Due 2008 and our Series B 10% Secured Convertible Notes due 2008 (collectively, the “Notes”), representing an aggregate principal amount of $18 million, were converted into shares of our common stock and warrants, resulting in an increase in our stockholders’ equity. As a result, and notwithstanding our loss during the fourth quarter of 2007, our stockholders’ equity, at December 31, 2007, was approximately $8,756,000 and in excess of the $6,000,000 required by the AMEX rules.

On March 5, 2008, we received a letter from the AMEX acknowledging that we had resolved the continued listing deficiencies referenced in the AMEX’s letters dated July 17, 2006 and November 14, 2006. However, if we are not able to generate revenues from operations or timely raise equity capital, we are likely to again fail to comply with the AMEX rules regarding minimum shareholders’ equity. Should this occur within 12 months of January 17, 2009, then, in accordance with Section 1009(h) of the AMEX Company Guide, the AMEX may evaluate the relationship between the two incidents and apply more truncated procedures for compliance or immediately initiate delisting proceedings. Furthermore, there can be no assurance that we will not run afoul of the AMEX’s other continued listing standards. If we fail to meet such standards, then our common stock may be delisted from the AMEX.

On September 27, 2007, we received a warning letter from the AMEX stating that the staff of the AMEX Listing Qualifications Department had determined that we were not in compliance with Section 121B(2)(c) of the AMEX Company Guide requiring that at least 50% of the directors of our board of directors are independent directors. This non-compliance was due to the fact that William J. Fox, Judy Slotkin, W. Townsend Ziebold and Howard Davis resigned from our board of directors on September 19, 2007, concurrently with the appointment of Paul Mieyal and Arthur Amron to our board of directors, in accordance with our September 2007 financing. Consequently, our board of directors consisted of five directors, two of whom were independent. The AMEX had given us until December 26, 2007 to regain compliance with the independence require- ments. On November 16, 2007, James S. Scibetta was appointed to serve as an independent director on our board of directors. On December 5, 2007 we received a letter from the AMEX acknowledging that we had resolved the continued listing deficiency identified in their September 27, 2007 letter.

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

Pursuant to the terms of our recently completed financing, if we fail to have the Initial Resale Registration Statement that we filed with the SEC declared effective in a timely manner as provided in the Registration Rights Agreement, then we may be required to pay liquidated damages to Investors.

In connection with our sale in September 2007 (the “Financing”) of an aggregate of approximately $18 million aggregate principal amount of Series A and Series B 10% Secured Convertible Notes due 2008 (the “New Notes”), we entered into a Registration Rights Agreement with the investors in the Financing (the “Investors”) pursuant to which we agreed to file an Initial Resale Registration Statement with the SEC no later than 60 days after we file a definitive Schedule 14C information statement with the SEC. The definitive Schedule 14C was filed with the SEC on October 24, 2007, and the Initial Resale Registration Statement was filed on December 20, 2007.

We have agreed to use our commercially reasonable best efforts to have the Initial Resale Registration Statement declared effective within 240 days after filing of the definitive Schedule 14C. In the event the Initial Resale Registration Statement has not been declared effective within such time period, for each 30-day period thereafter or portion thereof, we will pay each Investor, as liquidated damages, an amount equal to 1% of the principal and interest amount of such Investor’s New Notes that were automatically converted into shares of our common stock (the “Conversion Amount”) in respect of the first ten 30-day periods, and 2% of such Investor’s Conversion Amount thereafter. If we fail to pay the liquidated damages when due, then we shall pay interest thereon at a rate of 15% per annum.

Certain customers individually account for a large portion of our product sales, and the loss of any of these customers could have a material adverse effect on our sales.

For the year ended December 31, 2007, one of our customers accounted for 91% of our product sales. Also, this customer represented 98% of our accounts receivable as of December 31, 2007. We believe that the loss of this customer would have a material adverse effect on our product sales, at least temporarily, while we seek to replace such customer and/or self-distribute in the territories currently served by such customer.

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

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. We obtained the Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (collectively, “European Community”), for our OLpur MDHDF filter series product in 2003 and received CE marking in November 2006 for our water filtration product, the Dual Stage Ultrafilter (“DSU”). We have not yet obtained the CE mark for any of our other products. Similarly, we cannot sell our ESRD therapy products in the United States until we receive FDA clearance. Although we received approval of our IDE in March 2007 to begin clinical trials in the United States, until we complete the requisite U.S. human clinical trials and submit pre-market notification to the FDA pursuant to Section 510(k) of the FDC Act or otherwise comply with FDA requirements for a 510(k) approval, we will not be eligible for FDA approval for any of our products, except for our HD190 filter.

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

Before obtaining regulatory approvals for the commercial sale of any of our ESRD therapy products in the United States and elsewhere, we must demonstrate through clinical studies that our products are safe and effective. We received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We were granted this approval on the condition that, by March 5, 2007, we submit a response to two informational questions from the FDA. We have responded to these questions. We have obtained approval from Western IRB, Inc., which enables us to proceed with our clinical trial. We began our clinical trials in the United States in the fourth quarter of 2007.

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

For example, our agreement with Medica s.r.l. requires that we obtain and maintain certain minimum product liability insurance coverage and that we indemnify Medica against certain liabilities arising out of our products that they manufacture, provided they do not arise out of Medica’s breach of the agreement, negligence or willful misconduct. If we are not able to obtain and maintain adequate product liability insurance, then we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers for their losses, which could materially deplete our assets.

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

Access to the appropriations from the U.S. Department of Defense regarding the development of a dual-stage water ultrafilter could be subject to unanticipated delays which could adversely affect our potential revenues.

Our business strategy with respect to our DSU products depends in part on the successful development of DSU products for use by the military. We have contracted with the U.S. Office of Naval Research to develop a personal potable water purification system for warfighters, and Federal appropriations from the U.S. Department of Defense in an aggregate amount of $3 million have been approved for this purpose. If there are unanticipated delays in receiving the appropriations from the U.S. Department of Defense, our operations and potential revenues may be adversely affected.

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

We expect to rely on a limited number of independent manufacturers to produce our OLpur MDHDF filter series and our other products, including the DSU. Our manufacturers’ systems and procedures may not be adequate to support our operations and may not be able to achieve the rapid execution necessary to exploit the market for our products. Our manufacturers could experience manufacturing and control problems as they begin to scale-up our future manufacturing operations, and we may not be able to scale-up manufacturing in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities. If we experience any of these problems with respect to our manufacturers’ initial or future scale-ups of manufacturing operations, then we may not be able to have our products manufactured and delivered in a timely manner. Our products are new and evolving, and our manufacturers may encounter unforeseen difficulties in manufacturing them in commercial quantities or at all.

We will not control the independent manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure the timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

Independent manufacturers of medical devices will manufacture all of our products and components. We have contracted Medica s.r.l., a developer and manufacturer of medical products with corporate headquarters located in Italy, to assemble and produce our OLpur MD190, MD220 and possibly other filters, including our

DSU, and have an agreement with Membrana GmbH, a manufacturer of medical and technical membranes for applications like dialysis with corporate headquarters located in Germany, to produce the fiber for the OLpur MDHDF filter series. As with any independent contractor, these manufacturers will not be employed or otherwise controlled by us and will be generally free to conduct their business at their own discretion. For us to compete successfully, among other things, our products must be manufactured on a timely basis in commercial quantities at costs acceptable to us. If one or more of our independent manufacturers fails to deliver our products in a timely manner, then we may not be able to find a substitute manufacturer. If we are not or if potential customers believe that we are not able to ensure timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

The loss or interruption of services of any of our manufacturers could slow or stop production of our products, which would limit our ability to generate sales and revenues.

Because we are likely to rely on no more than two contract manufacturers to manufacture each of our products and major components of our products, a stop or significant interruption in the supply of our products or major components by a single manufacturer, for any reason, could have a material adverse effect on us. We expect most of our contract manufacturers will enter into contracts with us to manufacture our products and major components and that these contracts will be terminable by the contractors or us at any time under certain circumstances. We have not made alternative arrangements for the manufacture of our products or major components and we cannot be sure that acceptable alternative arrangements could be made on a timely basis, or at all, if one or more of our manufacturers failed to manufacture our products or major components in accordance with the terms of our arrangements. If any such failure occurs and we are unable to obtain acceptable alternative arrangements for the manufacture of our products or major components of our products, then the production and sale of our products could slow down or stop and our cash flow would suffer.

If we are not able to maintain sufficient quality controls, then the approval or clearance of our ESRD therapy products by the European Union, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer.

Approval or clearance of our ESRD therapy products could be delayed by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure by our manufacturers to comply with these requirements could prevent us from marketing our ESRD therapy products in the European Community. The FDA also imposes requirements through quality system requirements, or QSR, regulations, which include requirements for good manufacturing practices, or GMP. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA approval of our ESRD therapy products and from marketing such products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpur MDHDF filter series have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not been inspected by the FDA. Similarly, although some of the facilities and processes that we expect to use to manufacture our OLpur H2H and OLpur NS2000 have been inspected by the FDA, they have not been inspected by any notified body. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the European Community and the United States.

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

If we are unable to keep our key management and scientific personnel, then we are likely to face signifi- cant delays at a critical time in our corporate development and our business is likely to be damaged.

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

Our fourth amended and restated certificate of incorporation, as amended, limits liability of our directors and officers, which could discourage you or other stockholders from bringing suits against our directors or officers in circumstances where you think they might otherwise be warranted.

Our fourth amended and restated certificate of incorporation, as amended, provides, with specific exceptions required by Delaware law, that our directors are not personally liable to us or our stockholders for monetary damages for any action or failure to take any action. In addition, we have agreed to, and our fourth amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws provide for, mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. These provisions may discourage stockholders from bringing suit against a director or officer for breach of duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against any of our directors or officers.

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

Our management has broad discretion over the use of our financial resources, including the net proceeds from our initial public offering and our subsequent financings. Stockholders may not deem such uses desirable. Our use of our financial resources may vary substantially from our currently planned uses. We cannot assure you that we will apply such proceeds effectively or that we will invest such proceeds in a manner that will yield a favorable return or any return at all.

Several provisions of the Delaware General Corporation Law, our fourth amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws could discourage, delay or prevent a merger or acquisition, which could adversely affect the market price of our common stock.

Several provisions of the Delaware General Corporation Law, our fourth amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our common stock could be reduced as a result. These provisions include:

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

The implementation of these remediation plans has been initiated and will continue during fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.

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

As of December 31, 2007, our directors, executive officers and principal stockholders beneficially owned approximately 82.7% of our outstanding common stock. As of December 31, 2007, Lambda Investors LLC beneficially owned 37.7% of our outstanding common stock. As of December 31, 2007, Ronald O. Perelman beneficially owned 9.3% of our outstanding common stock. As of December 31, 2007, Enso Global Equities Master Partnership LP beneficially owned 9.0% of our outstanding common stock. As of December 31, 2007, Southpaw Credit Opportunity Master Fund LP beneficially owned 7.7% of our outstanding common stock. As of December 31, 2007, each of 3V Capital Master Fund Ltd. and Distressed/High Yield Trading Opportunities Ltd. beneficially owned 5.8% of our outstanding common stock. As of December 31, 2007, WPPN, LP, Wasserstein SBIC Ventures II L.P., WV II Employee Partners, LLC and BW Employee Holdings, LLC, entities that may be deemed to be controlled by Bruce Wasserstein, beneficially owned an aggregate of 5.1% of our outstanding common stock.

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

Prior to our initial public offering we entered into registration rights agreements with many of our existing security holders that entitled them to have an aggregate of 10,020,248 shares registered for sale in the public market. Moreover, many of those shares, as well as the 184,250 shares we sold to Asahi, could be sold in the public market without registration once they have been held for one year, subject to the limitations of Rule 144 under the Securities Act. In addition, we entered into a registration rights agreement with the holders of our New Notes pursuant to which we granted the holders certain registration rights with respect to the shares of common stock issuable upon conversion of the New Notes and upon exercise of the Class D Warrants.

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

Some of our competitors, including Fresenius and Gambro, manufacture their own products and own dialysis clinics in the United States, our Target European Market and/or other regions of the world. In 2005, Gambro divested its U.S. dialysis clinics to DaVita, Inc. and entered a preferred, but not exclusive, ten-year supplier arrangement with DaVita, whereby DaVita will purchase a significant amount of renal products and supplies from Gambro Renal Products. Because these competitors have historically tended to use their own products in their clinics, we may not be able to successfully market our products to the dialysis clinics under their ownership. According to the Fresenius 2007 Form 20-F annual report, Fresenius provides treatment in its own dialysis clinics to approximately 173,863 patients in approximately 2,238 facilities around the world of which approximately 1,602 facilities are located in the North America. According to DaVita’s press release dated February 13, 2008, DaVita provides treatment in 1,359 outpatient dialysis centers serving approximately 107,000 patients in the United States, and, according to DaVita’s 2006 Annual Report, DaVita and Fresenius combined treated approximately 65% of the United States outpatient dialysis patients in 2007.

Webelieve that there is currently a trend among ESRD therapy providers towards greater consolidation. If such consolidation takes the form of our competitors acquiring independent dialysis clinics, rather than such dialysis clinics banding together in independent chains, then more of our potential customers would also be our competitors. If our competitors continue to grow their networks of dialysis clinics, whether organically or through consolidation, and if we cannot successfully market our products to dialysis clinics owned by these competitors or any other competitors and do not acquire clinics ourselves, then our revenues could be adversely affected.

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

In the United States, a majority of dialysis clinics reuse dialyzers — that is, a single dialyzer is disinfected and reused by the same patient. However, the trend in our Target European Market is towards not reusing dialyzers, and some countries (such as France, Germany, Italy and the Netherlands) actually forbid the reuse of dialyzers. As a result, each patient in our Target European Market can generally be expected to purchase more dialyzers than each United States patient. The laws forbidding reuse could be repealed and it may become generally accepted to reuse dialyzers in our Target European Market, just as it currently is in the United States. If reuse of dialyzers were to become more common among patients in our Target European Market, then there would be demand for fewer dialyzer units and our potential product sales could be materially adversely affected.

Item 7. Financial Statements

NEPHROS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nephros, Inc.

We have audited the accompanying consolidated balance sheet of Nephros, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred negative cash flow from operations and net losses since inception. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nephros, Inc.
3960 Broadway
New York, NY 10032

We have audited the accompanying consolidated balance sheet of Nephros, Inc. and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006, which changed its method of accounting for stock-based compensation.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
April 10, 2007

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,449	$253
Short-term investments	4,700	2,800
Accounts receivable, less allowances of $7 and $48, respectively	419	228
Inventory, less allowances of $30 and $26, respectively	336	512
Prepaid expenses and other current assets	392	440
Total current assets	9,296	4,233
Property and equipment, net	762	911
Other assets	27	23
Total assets	$10,085	$5,167
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$488	$568
Accrued expenses	781	650
Accrued severance expense	60	94
Note payable – short-term portion	—	380
Total current liabilities	1,329	1,692
Convertible notes payable	—	5,205
Accrued interest – convertible notes	—	183
Note payable – long-term portion	—	184
Total liabilities	1,329	7,264
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2007 and 2006; no shares issued and outstanding at December 31, 2007 and 2006.	—	—
Common stock, $.001 par value; 60,000,000 and 25,000,000 shares authorized at December 31, 2007 and December 31, 2006, respectively; 38,165,380 and 12,317,992 shares issued and outstanding at December 31, 2007 and 2006, respectively.	38	12
Additional paid-in capital	90,220	53,135
Accumulated other comprehensive income	110	12
Accumulated deficit	(81,612)	(55,256)
Total stockholders’ equity (deficit)	8,756	(2,097)
Total liabilities and stockholders’ equity (deficit)	$10,085	$5,167

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Amounts)

	Years Ended December 31
	2007	2006
Product revenues, less allowances of nil and $17, respectively	$1,196	$794
Cost of goods sold	876	944
Gross margin (loss)	320	(150)
Operating expenses:
Research and development	1,935	1,844
Depreciation expense	337	319
Selling, general and administrative	5,527	5,719
Total operating expenses	7,799	7,882
Loss from operations	(7,479)	(8,032)
Interest income	138	212
Interest expense	(535)	(188)
Amortization of beneficial conversion feature	(13,429)	—
Amortization of debt discount	(4,556)	(7)
Amortization of deferred financing costs	(992)	—
Gain on exchange of debt	330	—
Other income	167	2
Net loss	$(26,356)	$(8,013)
Net loss per common share, basic and diluted	$(1.68)	$(0.65)
Weighted average common shares outstanding, basic and diluted	15,646,286	12,317,080

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2006	12,313,494	$12	$54,849	$(2,190)	$(49)	$(47,243)	$5,379
Comprehensive income:
Net loss						(8,013)	(8,013)
Net unrealized gains on foreign currency translation					61		61
Comprehensive loss							(7,952)
Reclassification of deferred compensation			(2,190)	2,190			—
Noncash stock-based compensation			475				475
Exercise of stock options	4,498		1				1
Balance, December 31, 2006	12,317,992	$12	$53,135	$—	$12	$(55,256)	$(2,097)
Comprehensive income:
Net loss						(26,356)	(26,356)
Net unrealized gains on foreign currency translation					98		98
Comprehensive loss							(26,258)
Debt discount on issuance of convertible note			785				785
Beneficial conversion feature and warrant valuation			17,192				17,192
Conversion of notes and related accrued interest	25,847,388	26	18,223				18,249
Noncash stock-based compensation			885				885
Balance, December 31, 2007	38,165,380	$38	$90,220	$—	$110	$(81,612)	$8,756

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2007	2006
Operating activities:
Net loss	$(26,356)	$(8,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	338	319
Amortization of research & development assets	14	30
Loss on disposal of equipment	4	38
Beneficial conversion features	13,429	—
Amortization of debt discount	4,556	5
Change in valuation of derivative liability	7	—
Noncash stock-based compensation	885	475
Gain on exchange of debt	(330)	—
Provision for returns	—	9
(Increase) decrease in operating assets:
Accounts receivable	(154)	59
Inventory	217	362
Prepaid expenses and other current assets	63	(53)
Deferred costs	(2)	—
Other assets	(3)	(6)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2	(113)
Accrued severance expense	(38)	(249)
Accrued interest-convertible notes	498	183
Other liabilities	(564)	(346)
Net cash used in operating activities	(7,434)	(7,300)
Investing activities
Purchase of property and equipment	(145)	(110)
Purchase of short-term investments	(4,700)	(3,000)
Maturities of short-term investments	2,800	4,700
Net cash provided by (used in) investing activities	(2,045)	1,590
Financing activities
Proceeds from private placement of convertible notes	12,677	5,200
Proceeds from exercise of stock options	—	1
Net cash provided by financing activities	12,677	5,201
Effect of exchange rates on cash	(2)	15
Net increase (decrease) in cash and cash equivalents	3,196	(494)
Cash and cash equivalents, beginning of year	253	747
Cash and cash equivalents, end of year	$3,449	$253
Supplemental disclosure of cash flow information
Cash paid for interest	$36	$5
Cash paid for taxes	$3	$32
Supplemental disclosure of non-cash investing and financing activities
Convertible note issued on debt exchange	$5,300
Stock issued upon conversion of convertible notes	$17,977
Stock issued upon conversion of accrued interest of convertible notes	$272

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. Nephros was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease (“ESRD”) therapy technology and products. The Company has three products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy for ESRD patients. These are the OLpurTM MDHDF filter series or “dialyzers,” designed expressly for HDF therapy, the OLpurTM H2HTM, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy, and the OLpurTM NS2000 system, a stand-alone hemodiafiltration machine and associated filter technology. In 2006, the Company introduced its Dual Stage Ultrafilter (“DSU”) water filter system, which represents a new and complementary product line to the Company’s existing ESRD therapy business. The DSU incorporates the Company’s unique and proprietary dual stage filter architecture.

On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of the Company. In August 2003, the Company established a European Customer Service and financial operations center in Dublin, Ireland.

Note 2 — Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nephros International Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern and Management’s Response

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company’s current cash flow projections, it will need to raise additional funds through either the licensing or sale of its technologies or the additional public or private offerings of its securities. The Company continues to investigate strategic funding opportunities as they are identified. However, there is no guarantee that the Company will be able to obtain further financing. If it is unable to raise additional funds on a timely basis or at all, the Company would not be able to continue its operations.

The Company has incurred significant losses in its operations in each quarter since inception. For the years ended December 31, 2007 and 2006, the Company has incurred a net loss of approximately $26.4 million and $8.0 million, respectively. In addition, the Company has not generated positive cash flow from operations for the twelve months ended December 31, 2007 and 2006. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

The Company’s current operating plans primarily include the continued development and support of the Company’s business in the European market, continuation and completion of the US clinical trial for the H2H,

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies  – (continued)

organizational changes necessary to begin the commercialization of the Company’s water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

The Company’s independent registered public accounting firm has included a paragraph in its audit report regarding the Company’s ability to continue as a going concern. Recent disturbances in the credit markets have impaired the liquidity of the Company’s short term investments which include auction rate securities. The Company believes that if the future liquidity of the Company’s short term investments could be assured, then the Company would have sufficient funds to meet its anticipated needs into the second quarter of 2009.

There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our commitments we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing our planned activities or ceasing our operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

The Company continues to investigate additional funding opportunities, talking to various potential investors who could provide financing. However, there can be no assurance that the Company will be able to obtain further financing, do so on reasonable terms, do so on terms that will satisfy the continued listing standards of the American Stock Exchange (the “AMEX”) or do so on terms that would not substantially dilute the equity interests in the Company. If the Company is unable to raise additional funds on a timely basis, or at all, the Company will not be able to continue its operations and the Company may be de-listed from the AMEX.

AMEX Delisting Issues

During 2006, the Company received notices from AMEX that it was not in compliance with certain conditions of the continued listing standards of Section 1003 of the AMEX Company Guide. Specifically, AMEX noted the Company’s failure to comply with Section 1003(a)(i) of the AMEX Company Guide relating to shareholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two out of the Company’s three most recent fiscal years; Section 1003(a)(ii) of the AMEX Company Guide relating to shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of the Company’s four most recent fiscal years; and Section 1003(a)(iii) of the AMEX Company Guide relating to shareholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in the Company’s five most recent fiscal years. The Company submitted a plan in August 2006 to advise AMEX of the steps the Company had taken, and proposed to take, to regain compliance with the applicable listing standards.

On November 14, 2006, the Company received notice that the AMEX staff had reviewed the Company’s plan of compliance to meet the AMEX’s continued listing standards and that AMEX would continue the Company’s listing while the Company sought to regain compliance with the continued listing standards during the period ending January 17, 2008. During the plan period, the Company was required to provide the AMEX staff with updates regarding initiatives set forth in its plan of compliance. On November 14, 2007, all of the Company’s Series A 10% Secured Convertible Notes Due 2008 and Series B 10% Secured Convertible Notes due 2008 (collectively, the “Notes”), representing an aggregate principal amount of $18 million, were converted into shares of the Company’s common stock and warrants, resulting in an increase in the Company’s stockholders’ equity. As a result, and notwithstanding the Company’s loss during the fourth quarter of 2007, the Company’s stockholders’ equity, at December 31, 2007, was approximately $8,756,000 and in excess of the $6,000,000 required by the AMEX rules.

On March 5, 2008, the Company received a letter from the AMEX acknowledging that the Company had resolved the continued listing deficiencies referenced in the AMEX’s letters dated July 17, 2006 and

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies  – (continued)

November 14, 2006. However, if the Company is not able to generate revenues from operations or timely raise equity capital, the Company is likely to again fail to comply with the AMEX rules regarding minimum shareholders’ equity. Should this occur within 12 months of January 17, 2009, then, in accordance with Section 1009(h) of the AMEX Company Guide, the AMEX may evaluate the relationship between the two incidents and apply more truncated procedures for compliance or immediately initiate delisting proceedings. Furthermore, there can be no assurance that the Company will not run afoul of the AMEX’s other continued listing standards. If the Company fails to meet such standards, then its common stock may be delisted from the AMEX.

On September 27, 2007, the Company received a warning letter from the AMEX stating that the staff of the AMEX Listing Qualifications Department had determined that the Company was not in compliance with Section 121B(2)(c) of the AMEX Company Guide requiring that at least 50% of the directors of the Company’s board of directors are independent directors. This non-compliance was due to the fact that William J. Fox, Judy Slotkin, W. Townsend Ziebold and Howard Davis resigned from the Company’s board of directors on September 19, 2007, concurrently with the appointment of Paul Mieyal and Arthur Amron to the board of directors, in accordance with the Company’s September 2007 financing. Consequently, the Company’s board of directors consisted of five directors, two of whom were independent. The AMEX had given the Company until December 26, 2007 to regain compliance with the independence requirements. On November 16, 2007, James S. Scibetta was appointed to serve as an independent director on the Company’s board of directors. On December 5, 2007 the Company received a letter from the AMEX acknowledging that the Company had resolved the continued listing deficiency identified in their September 27, 2007 letter.

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

Short-Term Investments

All short-term investments, which are carried at fair market value, primarily represent auction rate debt securities (“ARS”). These securities have been classified as “available-for-sale.” Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on short-term investments is included in interest income. At December 31, 2007, the fair value of the available-for-sale securities was approximately $4,700,000. At December 31, 2006, the fair value of the available-for-sale securities was approximately $2,800,000. There were no realized or unrealized losses incurred on these securities for the years ended December 31, 2007 and 2006, respectively.

ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction. Starting in February 2008, the auctions for our ARS have “failed.” Accordingly, and for so long as such auctions continue to “fail,” these ARS are no longer functionally short-term.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies  – (continued)

losses. The allowance for doubtful accounts was approximately $7,000 at December 31, 2007 and approximately $10,000 at December 31, 2006. There was no allowance for sales returns at December 31, 2007 while there was approximately $38,000 at December 31, 2006.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criterion of SAB No. 104 were met. All costs and duties relating to delivery are absorbed by Nephros. All shipments are currently received directly by the Company’s customers. Sales made on a returned basis were recorded net of a provision for estimated returns. These estimates are revised as necessary, to reflect actual experience and market conditions. The returns provision is based on historical unit return levels and valued relative to debtors at the end of each quarter. For the year ended December 31, 2007, there were no returns and for the year ended December 31, 2006, returns were less than 5% of annual sales.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies  – (continued)

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of goods sold and are approximately $35,000 and $48,000 for the years ended December 31, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”), effective January 1, 2006. SFAS 123R requires the recognition of compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company has elected the modified prospective transition method and therefore adjustments to prior periods are not required as a result of adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted after the date of adoption and to any unrecognized expense of awards unvested at the date of adoption based on the grant date fair value. SFAS 123R also amends SFAS No. 95 “Statement of Cash Flows,” to require that excess tax benefits that had been reflected as operating cash flows be reflected as financing cash flows.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2007 and December 31, 2006.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax provisions.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies  – (continued)

Loss per Common Share

In accordance with SFAS No. 128 “Earnings per Share,” net loss per common share amounts (“basic EPS”) were computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. The following securities have been excluded from the dilutive per share computation as they are antidilutive.

	2007	2006
Stock options	2,256,580	2,314,547
Warrants	11,090,248	391,768

Foreign Currency Translation

Foreign currency translation is recognized in accordance with SFAS No. 52 “Foreign Currency Translation.” The functional currency of Nephros International Limited is the Euro, and its translation gains and losses are included in accumulated other comprehensive income (loss). The balance sheet is translated at the year-end rate. The statement of operations is translated at the weighted average rate for the year.

Comprehensive Income (Loss)

The Company complies with the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. For the years ended December 31, 2007 and 2006, the comprehensive loss was approximately $26,258,000 and $7,952,000, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity; the inclusion of the amount of net income attributable to the noncontrolling interest in consolidated income on the face of the income statement; and a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 will be effective for the fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (“SFAS 141R”), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors, and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R will be effective for acquisitions with a date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies  – (continued)

entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 established a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the Company’s financial position, cash flows, and results of operations.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. We are currently evaluating the impact of applying the provisions of SAB 110 on our financial position and results of operations.

Note 3 — Short-Term Investments

At December 31, 2007, the fair value of the available-for-sale securities was approximately $4,700,000, all of which were auction rate securities (“ARS”). ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction. There were no realized or unrealized losses incurred on these securities for the years then ended December 31, 2007 and 2006, respectively.

Note 4 — Inventory

The Company’s inventory components as of December 31, 2007 and 2006, were approximately as follows:

	December 31,
	2007	2006
Raw Materials	$62,000	$54,000
Finished Goods	304,000	484,000
Total Gross Inventory	366,000	538,000
Less: Inventory reserve	30,000	26,000
Total Inventory	$336,000	$512,000

During 2007, the design of the Dual Stage Ultra Filter product was changed. Accordingly, at December 31, 2007, this inventory has been written off as research and development and clinical trial expense in the amount of approximately $82,000.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2007 and 2006, was approximately as follows:

	December 31,
	2007	2006
Prepaid insurance premiums	$211,000	$177,000
Advances on product development services	96,000	103,000
Other	85,000	160,000
Prepaid expenses and other current assets	$392,000	$440,000

Note 6 — Property and Equipment, Net

Property and equipment as of December 31, 2007 and 2006, was approximately as follows:

	December 31,
	Life	2007	2006
Manufacturing equipment	5 years	$2,028,000	$1,810,000
Research equipment	5 years	91,000	91,000
Computer equipment	4 years	70,000	122,000
Furniture and fixtures	7 years	39,000	54,000
Leasehold improvement	Term of lease	15,000	15,000
		2,243,000	2,092,000
Less: accumulated depreciation		1,481,000	1,181,000
Property and equipment, net		$762,000	$911,000

The Company contracts with Medica s.r.l. to manufacture the Company’s ESRD therapy products. The Company owns certain manufacturing equipment located at Medica’s manufacturing plant in Italy. Depreciation expense for the years ended December 31, 2007 and 2006 was approximately $352,000 and $319,000.

Amortization expense relating to research and development assets is included in research and development and amounted to approximately $14,000 and $30,000 for the years ended December 31, 2007 and 2006.

Note 7 — Convertible Notes

Convertible Notes Due 2012

In June 2006, the Company entered into subscription agreements with certain investors who purchased an aggregate of $5,200,000 principal amount of 6% Secured Convertible Notes due 2012 (the “Old Notes”) issued by the Company for the face value thereof. The Company closed on the sale of the first tranche of Old Notes, in an aggregate principal amount of $5,000,000, on June 1, 2006 (the “First Tranche”) and closed on the sale of the second tranche of Old Notes, in an aggregate principal amount of $200,000, on June 30, 2006 (the “Second Tranche”). The Old Notes were secured by substantially all of the Company’s assets.

The Old Notes contain a prepayment feature that requires the Company to issue common stock purchase warrants to the holders for partial consideration of certain prepayments that the holders may demand under certain circumstances. Pursuant to the Old Notes, the Company must offer the holders the option (the “Holder Prepayment Option”) of prepayment (subject to applicable premiums) of their Old Notes, if the Company completes an asset sale in excess of $250,000 outside the ordinary course of business (a “Major Asset Sales”), to the extent of the net cash proceeds of such Major Asset Sale. Paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133”), provides that an embedded derivative shall be separated from the host contract and accounted for as a derivative instrument if and only if

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Convertible Notes  – (continued)

certain criteria are met. In consideration of SFAS 133, the Company has determined that the Holder Prepayment Option is an embedded derivative to be bifurcated from the Old Notes and carried at fair value in the financial instruments. The Company recorded an embedded derivative liability of approximately $71,000 in the 3rd quarter of 2006. The change in value of the derivative liability was recorded as other income (expense). The change in value amounted to approximately ($7,000) through September 19, 2007, the Exchange Date, and $2,000 for the year ended December 31, 2006. Also, the debt discount, of approximately $71,000, created by bifurcating the Holder Prepayment Option, was being amortized over the term of the debt. The amortization of the debt discount through September 19, 2007, the Exchange Date, was recorded as interest expense and amounted to approximately $8,000 and was approximately $7,000 for the year ended December 31, 2006.

On September 19, 2007, the Old Notes were exchanged for New Notes as described under the heading “Convertible Notes due 2008.”

Convertible Notes Due 2008

The Company entered into a Subscription Agreement (“Subscription Agreement”) with Lambda Investors LLC (“Lambda”) on September 19, 2007 (the “First Closing Date”), GPC 76, LLC on September 20, 2007, Lewis P. Schneider on September 21, 2007 and Enso Global Equities Partnership LP (“Enso”) on September 25, 2007 (collectively, the “New Investors”) pursuant to which the New Investors purchased an aggregate of approximately $12.7 million principal amount of Series A 10% Secured Convertible Notes due 2008 (the “Purchased Notes”) of the Company, for the face value thereof (the “Offering”). Concurrently with the Offering, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with each of Southpaw Credit Opportunities Master Fund LP, 3V Capital Master Fund Ltd., Distressed/High Yield Trading Opportunities, Ltd., Kudu Partners, L.P. and LJHS Company (collectively, the “Exchange Investors” and together with the New Investors, the “Investors”), pursuant to which the Exchange Investors agreed to exchange the principal and accrued but unpaid interest in an aggregate amount of approximately $5.6 million under the Old Notes, for new Series B 10% Secured Convertible Notes due 2008 in an aggregate principal amount of $5.3 million (the “Exchange Notes”, and together with the Purchased Notes, the “New Notes”) (the “Exchange”, and together with the Offering, the “Financing”).

The Company has obtained the approval of its stockholders representing a majority of its outstanding shares to the issuance of shares of its common stock issuable upon conversion of the New Notes and exercise of the Class D Warrants (as defined below) issuable upon such conversion, as further described below. The stockholder approval was effective on November 13, 2007. Accordingly, the New Notes were converted into common stock of the Company on November 14, 2007.

Upon effectiveness of such approval, all principal and accrued but unpaid interest (the “Conversion Amount”) under the New Notes automatically converted into (i) shares of the Company’s common stock at a conversion price per share of the Company’s common stock (the “Conversion Shares”) equal to $0.706 and (ii) in the case of the Purchased Notes, but not the Exchange Notes, Class D Warrants (the “Class D Warrants”) for purchase of shares of the Company’s common stock (the “Warrant Shares”) in an amount equal to 50% of the number of shares of the Company’s common stock issued to the New Investors in accordance with clause (i) above with an exercise price per share of the Company’s common stock equal to $0.90 (subject to anti-dilution adjustments).

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Convertible Notes  – (continued)

aggregate number of shares of the Company’s common stock issued upon conversion of the Lambda Purchased Note and the Enso Purchased Note with an exercise price per share of the Company’s common stock equal to $0.90.

The Company recorded a debt discount related to the issuance of the Exchange Notes, of approximately $785,000 and was amortizing the discount over the term of the Exchange Notes. The amortization of the debt discount through November 14, 2007, the Automatic Conversion Date, was recorded as interest expense and amounted to approximately $120,000. The remaining balance of the debt discount of approximately $665,000 was written off to interest expense when the Exchange Notes were converted into common stock.

On October 24, 2007, the SEC accepted the Schedule 14C filed by the Company thereby setting the “Automatic Conversion Date” of both the Series A and Series B Notes to be November 14, 2007. The acceptance date also became the measurement date to calculate the value of the embedded beneficial conversion feature in each note and the detachable warrants included in the Series A Notes.

The Company allocated the proceeds from the sale of the Purchased Notes between the Purchased Notes and the Class D Warrants based upon their relative fair values, resulting in the recognition of a discount of approximately $3,763,000. The value of the Class D Warrants was computed using the Black-Scholes option pricing model. Second, in accordance with EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” after allocating a portion of the Purchased Notes proceeds to the Class D Warrants, the Company calculated the value of the embedded beneficial conversion feature in the Purchased Notes by comparing the carrying value of the proceeds, net of the warrant discount, to the fair value of the shares issuable upon conversion of the Purchased Notes. If there is a beneficial conversion, it is recognized, as an additional discount to the extent of the remaining proceeds. The Company recognized an additional discount of approxi- mately $8,914,000 for the embedded beneficial conversion feature. The amortization of the discount and beneficial conversion feature through November 14, 2007, the Automatic Conversion Date, was recorded as interest expense and amounted to approximately $239,000 and $566,000. The remaining balances of the discount of approximately $3,524,000 and beneficial conversion feature of approximately $8,348,000 were written off to interest expense when the Purchased Notes were converted into common stock. On November 14, 2007 the Purchased Notes, in aggregate principal amount of approximately $12,677,000, and related accrued interest of approximately $190,000, were converted into an aggregate of 18,225,128 shares of common stock.

In accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company calculated the value of the embedded beneficial conversion feature in the Exchange Notes by comparing the carrying value of the proceeds to the fair value of the shares issuable upon conversion of the Exchange Notes. The Company recognized a discount of approximately $4,515,000 for the embedded beneficial conversion feature. The amortization of the beneficial conversion feature through November 14, 2007, the Automatic Conversion Date, was recorded as interest expense and amounted to approximately $286,000. The remaining balance of the beneficial conversion feature of approximately $4,229,000 was written off to interest expense when the Exchange Notes were converted into common stock. On November 14, 2007 the Exchange Notes, in aggregate principal amount of approximately $5,300,000, and related accrued interest of approximately $81,000, were converted into an aggregate of 7,622,259 shares of common stock.

As compensation for its services as co-placement agents, National Securities Corporation and Dinosaur Securities, LLC, received cash in the amount of approximately $775,000 and $217,000 and five-year warrants to purchase an aggregate of approximately 1,756,374 shares of the Company’s common stock at an exercise price of $0.90 per share. These warrants contain a “cashless exercise” option. The total fee of approximately $2,039,000, including the fair value of the warrants issued, was recorded as deferred financing costs. The deferred costs were written off and recorded as interest expense on November 14, 2007, the Automatic Conversion Date.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Convertible Notes  – (continued)

Acceleration of Non Cash Charges Upon Conversion of New Notes

The conversion of the New Notes to equity on November 14, 2007 resulted in an aggregate non cash charge of approximately $17,985,000, of which approximately $13,429,000 relates to the amortization of the beneficial conversion features and approximately $4,556,000 relates to the amortization of the debt discount.

Note 8 — Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2007	2006
U.S. federal statutory rate	35.00%	35.00%
State & local taxes	11.26%	8.67%
Tax on foreign operations	(0.51)%	(5.68)%
Other	(1.21)%	0.01%
Valuation Allowance	(45.53)%	(38.00)%
Effective tax rate	(0.99)%	0.00%

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are approximately as follows:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$26,734,000	$14,927,000
Research and development credits	896,000	825,000
Nonqualified stock option compensation expense	1,703,000	1,367,000
Other Temporary Book – Tax differences	2,000	12,000
Total deferred tax assets	29,335,000	17,131,000
Valuation allowance for deferred tax assets	(29,335,000)	(17,131,000)
Net deferred tax assets	$—	$—

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

At December 31, 2007, the Company had Federal, New York State and New York City income tax net operating loss carryforwards of approximately $55 million each and foreign income tax net operating loss carryforwards of approximately $9 million. The Company also had Federal research tax credit carryforwards of approximately $896,000 at December 31, 2007 and $825,000 at December 31, 2006. The Federal net operating loss and tax credit carryforwards will expire at various times between 2012 and 2026 unless utilized. During 2007 the Company received approximately $260,000 payroll based research and development credits from New York State.

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No.109.” Implementation of FIN 48 did not result in a cumulative effect adjustment to the accumulated deficit.

It is the Company’s policy to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Warrants, Share-Based Payments and Stock Plans

Warrants

Class D Warrants — As disclosed above in Note 7, the Company issued Class D Warrants to purchase an aggregate of 9,112,566 shares of the Company’s common stock to the Investors upon conversion of the Purchased Notes. The Company recorded the issuance of the Class D Warrants at their fair market value of approximately $3,763,000 as a warrant liability. The value of the Class D Warrants was computed using the Black-Scholes option pricing model.

Placement Agent Warrants — As disclosed above in Note 7, the Company issued Placement Agent Warrants to purchase an aggregate of 1,756,374 shares of the Company’s common stock to the Company’s placement agents in connection with their roles in the Offering. The Company recorded the issuance of the Placement Agent Warrants at their fair market value of approximately $1,047,000 as a warrant liability. The value of the Placement Agent Warrants was computed using the Black-Scholes option pricing model.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2007.

Total Outstanding Warrants

Title of Warrant	Date Issued	Expiry Date	Exercise Price	Total Common Shares Issuable
IPO Underwriter Warrants	3/24/2005	9/20/2009	$7.50	200,000
Lancer Warrants	1/18/2006	1/18/2009	$1.50	21,308
Class D Warrants	11/14/2007	11/14/2012	$0.90	9,112,566
Placement Agent Warrants	11/14/2007	11/14/2012	$0.90	1,756,374
Total all Outstanding Warrants			$1.02 (1)	11,090,248

(1)	Weighted average.

Share-Based Payment

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

Expense is recognized, net of expected forfeitures, over the vesting period of the options. For options that vest upon the achievement of certain milestones, expense is recognized when it is probable that the condition will be met. Stock based compensation expense recognized for the years ended December 31, 2007 and 2006 was approximately $885,000 or $0.06 per share and approximately $475,000 or $0.04 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

Option Pricing Assumptions
Grant Year	2007	2006
Stock Price Volatility	84% – 86%	65% to 92%
Risk-Free Interest Rates	3.97% to 4.83%	4.34% to 4.97%
Expected Life (in years)	5.8 to 6.0	5.8 to 6.0

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Warrants, Share-Based Payments and Stock Plans  – (continued)

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

The total fair value of options vested during the fiscal year ended December 31, 2007 was approximately $1,473,000. The total fair value of options vested during the fiscal year ended December 31, 2006 was approximately $522,000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable as of December 31, 2007	Weighted Average Exercise Price
$0.32	520,471	2.0	$0.32	520,471	$0.32
$0.80 – 0.84	50,000	9.9	$0.80	16,667	$0.80
$1.05	500,000	9.9	$1.05	27,778	$1.05
$1.36 – $1.49	103,500	8.3	$1.46	103,500	$1.46
$1.76	463,764	5.4	$1.76	463,764	$1.76
$2.32 – $2.64	188,539	6.4	$2.44	188,538	$2.44
$2.77 – $2.78	363,306	5.4	$2.78	363,306	$2.78
$3.40 – $5.45	67,000	7.1	$4.43	67,000	$4.43
Total Outstanding	2,256,580		$1.53	1,751,024	$1.68

The number of new options granted in 2007 and 2006 is 610,000 and 665,000, respectively. The weighted-average fair value of options granted in 2007 and 2006 is $0.76 and $1.13, respectively.

The following table summarizes the option activity for the years ended December 31, 2006 and 2007:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,884,537	$1.91
Options granted	665,500	$1.59
Options exercised	(4,499)	$0.32
Options canceled	(230,991)	$2.61
Outstanding at December 31, 2006	2,314,547	$1.74
Vested or expected to vest at December 31, 2006	1,982,486	$2.52
Exercisable at December 31, 2006	1,443,316	$1.56
Options granted	610,000	$1.06
Options canceled	(667,967)	$1.80
Outstanding at December 31, 2007	2,256,580	$1.53
Vested or expected to vest at December 31, 2007	1,753,108	$1.68
Exercisable at December 31, 2007	1,751,024	$1.68

The aggregate intrinsic value of stock options outstanding at December 31, 2007 and the stock options vested or expected to vest is approximately $95,000. The aggregate intrinsic value of stock options currently exercisable at December 31, 2007 is approximately $95,000. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Warrants, Share-Based Payments and Stock Plans  – (continued)

underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 6.0 years. The following table summarizes non-vested stock option activity as of December 31, 2007.

	Number of Options	Weighted Average Fair Value
Non-vested at January 1, 2007	745,542	$2.39
Options granted	503,472	$0.75
Options vested	(497,940)	$2.78
Options forfeited	(247,602)	$1.60
Non-vested at December 31, 2007	503,472	$0.75

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $377,198 and will be amortized over the weighted-average remaining requisite service period of 2.8 years.

Stock Plans

In 2000, the Company adopted the Nephros 2000 Equity Incentive Plan. In January 2003, the Board of Directors adopted an amendment and restatement of the plan and renamed it the Amended and Restated Nephros 2000 Equity Incentive Plan (the “2000 Plan”), under which 2,130,750 shares of common stock had been authorized for issuance upon exercise of options granted and which may have been granted by the Company. As of December 31, 2006, 1,316,235 options had been issued to employees and were outstanding. The options expire on various dates between January 24, 2010 and March 15, 2014 and vest upon a combination of the following: immediate vesting; straight line vesting of two, three or four years; and certain milestones.

As of December 31, 2007, 353,392 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates between January 30, 2008 and March 15, 2014 and all of which are fully vested. As of December 31, 2007, 1,082,137 options had been issued to employees under the 2000 Plan and were outstanding. Such options expire at various dates between December 31, 2009 and March 15, 2014 and all of which are fully vested. The Board retired the 2000 Plan in June 2004, and thereafter no additional awards may be granted under the 2000 Plan.

In 2004, the Board of Directors adopted and the Company’s stockholders approved the Nephros, Inc. 2004 Stock Incentive Plan, and, in June 2005, the Company’s stockholders approved an amendment to such plan (as amended, the “2004 Plan”), that increased to 800,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. Subsequently in May 2007, the Company’s stockholders approved an amendment to such plan (as amended, the “2004 Plan”), that increased to 1,300,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan.

As of December 31, 2007, 628,500 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between December 14, 2014 and November 8, 2017, and vest upon a combination of the following: immediate vesting or straight line vesting of two or three years. At December 31, 2007, there were 478,948 shares available for future grants under the 2004 Plan. As of December 31, 2007, 192,552 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and November 30, 2017, and vest upon a combination of the following: immediate vesting or straight line vesting of two or three years.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The Company contributed and expensed approximately $50,000 and $46,000 in 2007 and 2006, respectively.

Note 11 — Commitments and Contingencies

Settlement Agreements

Plexus Services Corp.

In June 2002, the Company entered into a settlement agreement with one of its suppliers, Plexus Services Corp. The Company had an outstanding liability to such supplier in the amount of approximately $1,900,000. Pursuant to this settlement agreement, the Company and the supplier agreed to release each other from any and all claims or liabilities, whether known or unknown, that each had against the other as of the date of the settlement agreement, except for obligations arising out of the settlement agreement itself. The settlement agreement required the Company to grant to the supplier (i) warrants to purchase 170,460 shares of common stock of the Company at an exercise price of approximately $10.56 per share that expire in June 2007 and (ii) cash payments of an aggregate amount of $650,000 in three installments. The warrants were valued at $400,000 using the Black-Scholes model. Accordingly, the Company recorded a gain of approximately $850,000 based on such settlement agreement. On June 19, 2002, the Company issued the warrant to the supplier, and on August 7, 2002, the Company satisfied the first $300,000 installment of the agreement. The second installment of $100,000 was due on February 7, 2003, and the Company paid $75,000 towards the installment. On November 11, 2004, after the successful closing of its initial public offering, the Company paid an additional $25,000 and agreed with the supplier to pay the remaining $250,000 over time. The final payment of $25,000 was paid on September 26, 2007.

Lancer Offshore, Inc.

In August 2002, the Company entered into a subscription agreement with Lancer Offshore, Inc. (“Lancer”), pursuant to which Lancer agreed to purchase, in several installments, (1) $3,000,000 principal amount of secured convertible notes due March 15, 2003 and (2) warrants to purchase until December 2007 an aggregate of 68,184 shares of the Company’s common stock at an exercise price of approximately $8.80 per share. In accordance with the subscription agreement, the first installment of securities, consisting one-half of the total, were tendered. However, Lancer failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which, among other things, the $1,500,000 secured convertible note issued to Lancer in August 2002 was cancelled. However, Lancer never fulfilled the conditions to the subsequent closing under the settlement agreement and, accordingly, the Company never issued the $1,500,000 non-convertible note that the settlement agreement provided would be issued at such closing.

The above transaction resulted in the Company becoming a defendant in an action brought by the Receiver for Lancer Offshore, Inc. (the “Ancillary Proceeding”) that was commenced on March 8, 2004. On December 19, 2005, the Court approved the Stipulation of Settlement with respect to the Ancillary Proceeding dated November 8, 2005 (the “Settlement”). Pursuant to the terms of the Settlement, the Company agreed to pay the Receiver an aggregate of $900,000 under the following payment terms: $100,000 paid on January 5, 2006; and four payments of $200,000 each at six month intervals thereafter. In addition, any warrants previously issued to Lancer were cancelled, and, on January 18, 2006, the Company issued to the Receiver warrants to purchase 21,308 shares of the Company’s common stock at $1.50 per share exercisable until January 18, 2009. The final payment of $400,000 was made on October 3, 2007.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies  – (continued)

Manufacturing and Suppliers

The Company does not intend to manufacture any of its products or components. The Company has entered into an agreement dated May 12, 2003, and amended on March 22, 2005 with Medica s.r.l., (“Medica”) a developer and manufacturer of medical products with corporate headquarters located in Italy, to assemble and produce the Company’s OLpur MD190, MD220 or other filter products at the Company’s option. The agreement requires the Company to purchase from Medica the OLpur MD190s and MD220s or other filter products that the Company directly markets in Europe, or are marketed by our distributor in Italy. In addition, Medica will be given first consideration in good faith for the manufacture of OLpur MD190s, MD220s or other filter products that the Company does not directly market. No less than semiannually, Medica will provide a report to representatives of both parties to the agreement detailing any technical know-how that Medica has developed that would permit them to manufacture the filter products less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the filter products manufactured in any given year exceeds 5%, then Medica will reimburse the Company up to half of the cost of the quantity of fiber represented by excess wastage. Medica will manufacture the OLpur MD190 or other filter products in accordance with the quality standards outlined in the agreement. Upon recall of any OLpur MD190 or other filter product due to Medica’s having manufactured one or more products that fail to conform to the required specifications or having failed to manufacture one or more products in accordance with any applicable laws, Medica will be responsible for the cost of recall. The agreement also requires that the Company maintain certain minimum product-liability insurance coverage and that the Company indemnify Medica against certain liabilities arising out of the Company’s products that they manufacture, providing they do not arise out of Medica’s breach of the agreement, negligence or willful misconduct. The term of the agreement is through May 12, 2009, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party. Although the Company has no separate agreement with respect to such activities, Medica has also been manufacturing the Company’s DSU in limited quantities.

The Company also entered into an agreement in December 2003, and amended in June 2005, with Membrana GmbH (“Membrana”), a manufacturer of medical and technical membranes for applications like dialysis with corporate headquarters located in Germany, to continue to produce the fiber for the OLpur MDHDF filter series. Pursuant to the agreement, Membrana is the Company’s exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories through September 2009. Notwithstanding the exclusivity provisions, the Company may purchase membranes from other providers if Membrana is unable to timely satisfy the Company’s orders. If and when the volume-discount pricing provisions of the Company’s agreement with Membrana become applicable, for each period the Company will record inventory and cost of goods sold for the Company’s fiber requirements pursuant to the agreement with Membrana based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle the Company to a greater volume-discount for such calendar year, then the Company will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount. In August 2006, Membrana awarded the Company temporary pricing concessions until June 2007. We are currently negotiating with Membrana regarding pricing for purchases incurred from June 2007 to present, as well as future product pricing.

The Company is committed to use one supplier for its production of products for sale in Europe; however no minimum purchase requirements are in effect.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies  – (continued)

Contractual Obligations

At December 31, 2007, the Company had noncancellable operating leases on real and personal property that expire in September, 2008 for the rental of its office and research and development facilities and equipment. Rent expense for the years ended December 31, 2007 and 2006 totaled approximately $191,000 and $172,000, respectively. Leases are renewable on the anniversary of their respective commencements.

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2007:

	Payments Due in Period
Contractual Obligations	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years
Leases	173,000	173,000
Capital Expenditure	143,000	143,000
Employment Contracts	600,000	420,000	180,000
Total	$916,000	$736,000	$180,000	$—	$—

Registration Payment Arrangement

In September 2007, the Company issued $12.7 million and $5.3 million in convertible notes and, as partial compensation to placement agents in connection therewith, issued warrants to purchase an aggregate of 1,756,374 shares of common stock. Upon conversion of such notes in November 2007, the Company issued an aggregate of 25,847,388 shares of common stock and warrants to purchase an aggregate of 9,112,566 shares of common stock to the former holders of such notes. As part of such offering, the Company has entered into an arrangement requiring the Company to use its best efforts to file a registration statement with the SEC covering resale of the shares of common stock and for such registration statement to be declared effective on or prior to June 20, 2008 (the Effectiveness Date). If the registration statement is not declared effective by such deadline, then the investors are entitled to damages in the form of a cash payment equal to 1% of the amount of the holder’s Conversion Amount (defined as the principal amount of the note and all accrued but unpaid interest as of the Automatic Conversion date (November 14, 2007)) for each of the first ten 30-day periods after the Effectiveness Date and 2% of the amount of holder’s Conversion Amount for each 30-day period thereafter, until the registration statement is declared effective by the SEC. As of December 31, 2007, the Company does not believe that it is probable that it will incur any damages under the arrangement.

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

On September 19, 2007, in connection with Mr. Fox’s resignation as Executive Chairman, Nephros and Mr. Fox entered into a Separation Agreement and Release (the “Separation Agreement”), pursuant to which the parties mutually agreed to terminate Mr. Fox’s employment with Nephros and the employment agreement between Nephros and Mr. Fox made as of July 1, 2006 (the “Employment Agreement”), effective immediately. Nephros will pay Mr. Fox an aggregate of $142,500 payable in equal installments for a period of six months after the Termination Date (as defined in the Separation Agreement). Nephros also paid to Mr. Fox

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies  – (continued)

any accrued but unpaid Base Salary (as defined in the Employment Agreement) for services rendered through the Termination Date. The balance due Mr. Fox at December 31, 2007 was approximately $60,000.

Note 12 —  Concentration of Credit Risk

Cash and cash equivalents are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash and cash equivalents.

Major Customers

For the year ended December 31, 2007 and 2006, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2007	2006
A	91%	69%
B	0%	17%
C	1%	6%

As of December 31, 2007 and 2006, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2007	2006
A	98%	71%
C	0%	14%

Note 13 — Related Party Transactions

The Lead Director of the Company’s Board is no longer associated with Columbia University’s Department of Surgery. The Company licenses the right to use approximately 2,788 square feet of office space from the Trustees of Columbia University. The term of the license agreement is for one year through September 30, 2008 at a monthly cost of approximately $14,000, including monthly internet access. The Company does not currently have any other material relationship with Columbia University.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except that on July 16, 2007, we changed auditors as reported on our Form 8-K filed on July 16, 2007.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not yet effective. We instituted and are continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures caused by an insufficient pool of resources in the accounting and finance department that limits the ability to maintain a thorough review process. The review of the quarterly financial reports, which includes detailed reconciliations of the balance sheet accounts, is supported by outside sources including independent assistance from an additional outside accounting firm which ensures adequate reporting according to U. S. GAAP and SEC reporting requirements. Additional reviews are also provided by legal counsel and the independent Audit Committee of Nephros, which has strengthened due to new member additions during the fourth quarter of 2007.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was not effective due to an insufficient number of resources in the accounting and finance department that does not allow for a thorough review process. Management identified a material weakness in internal control over financial reporting, due to an insufficient number of resources in the accounting and finance department. Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected. We have designed the following steps to be implemented:

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

The implementation of these remediation plans has been initiated and will continue during fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively.

Item 8A(T). Controls and Procedures

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The discussion of internal controls and procedures contained in Item 8A is hereby incorporated by reference into this Item 8A(T).

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, then the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruc-   tion E(3).

Item 10. Executive Compensation

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans consist of our Amended and Restated Nephros 2000 Equity Incentive Plan and our Nephros, Inc. 2004 Stock Incentive Plan (together, our “Stock Option Plans”) in which all of our employees and directors are eligible to participate.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	13,346,828	$1.11	478,948
Equity compensation plans not approved by stockholders	—	—	—
All plans	13,346,828	$1.11	478,948

The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

Item 13. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(5)
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant.(13)
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant.(13)
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007.(14)
3.5	Second Amended and Restated By-Laws of the Registrant.(16)
4.1	Specimen of Common Stock Certificate of the Registrant.(1)
4.2	Form of Underwriter’s Warrant.(1)
4.3	Warrant for the purchase of shares of common stock dated January 18, 2006, issued to Marty Steinberg, Esq., as Court-appointed Receiver for Lancer Offshore, Inc.
4.4	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants.(15)
4.5	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock.(15)
4.6	Form of Class D Warrant.(15)
4.7	Form of Placement Agent Warrant.(15)
10.1	Amended and Restated 2000 Nephros Equity Incentive Plan.(1)(2)
10.2	2004 Nephros Stock Incentive Plan.(1)(2)
10.3	Amendment No. 1 to 2004 Nephros Stock Incentive Plan.(2)(5)
10.4	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan.(14)
10.5	Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock.(1)
10.6	Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein).(1)
10.7	Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant.(1)(2)
10.8	Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant.(1)(2)
10.9	Amendment to Employment Agreement dated as of May 31, 2004 between Norman J. Barta and the Registrant.(1)(2)
10.10	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta.(14)
10.11	Form of Employee Patent and Confidential Information Agreement.(1)
10.12	Form of Employee Confidentiality Agreement.(1)
10.13	Settlement Agreement dated June 19, 2002 between Plexus Services Corp. and the Registrant.(1)
10.14	Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant.(1)
10.15	Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant.(1)

Exhibit No.	Description
10.16	Supply Agreement between Nephros, Inc. and Membrana GmbH, dated as of December 17, 2003.(1)(3)
10.17	Amended Supply Agreement between Nephros, Inc. and Membrana GmbH dated as of June 16, 2005.(3)(7)
10.18	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of May 12, 2003.(1)(3)
10.19	Amended Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of March 22, 2005.(3)(8)
10.20	HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd.(4)
10.21	Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd.(4)
10.22	Non-employee Director Compensation Summary.(2)(6)
10.23	Named Executive Officer Summary of Changes to Compensation.(2)(6)
10.24	Stipulation of Settlement Agreement between Lancer Offshore, Inc. and Nephros, Inc. approved on December 19, 2005.(8)
10.25	Consulting Agreement, dated as of January 11, 2006, between the Company and Bruce Prashker.(2)(8)
10.26	Summary of Changes to Chief Executive Officer’s Compensation.(2)(8)
10.27	Employment Agreement, dated as of February 28, 2006, between the Company and Mark W. Lerner.(2)(8)
10.28	Form of 6% Secured Convertible Note due 2012 for June 1, 2006 Investors.(9)
10.29	Form of Prepayment Warrant.(9)
10.30	Form of Subscription Agreement, dated as of June 1, 2006.(9)
10.31	Form of Registration Rights Agreement, dated as of June 1, 2006.(9)
10.32	Form of 6% Secured Convertible Note due 2012 for June 30, 2006 Investors.(10)
10.33	Form of Subscription Agreement, dated as of June 30, 2006.(10)
10.34	Employment Agreement between Nephros, Inc. and William J. Fox, entered into on August 2, 2006.(2)(11)
10.35	Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007.(3)
10.36	Form of Subscription Agreement between Nephros and each New Investor.(15)
10.37	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Exchange Investors.(15)
10.38	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors.(15)
10.39	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors.(15)
10.40	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur.(15)
10.41	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and Nephros.
21.1	Subsidiaries of Registrant.(12)
23.1	Consent of Rothstein Kass, Certified Public Accountants, dated as of March 31, 2008.
23.2	Consent of Deloitte & Touche LLP, dated as of March 31, 2008.

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1, File No. 333-116162.
(2)	Management contract or compensatory plan arrangement.
(3)	Portions omitted pursuant to a request for confidential treatment.
(4)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.
(5)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005.
(6)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 16, 2005.
(7)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 15, 2005.
(8)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 20, 2006.
(9)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.
(10)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.
(11)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.
(12)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 10, 2007.
(13)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007
(14)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007
(15)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.
(16)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2007 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 29, 2008, the information called for by this item will be filed as part of an amendment to this Form 10-KSB on or before such date, in accordance with General Instruction E(3).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.

Date: March 31, 2008	By: /s/ Norman J. Barta Norman J. Barta President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date
/s/ Norman J. Barta Norman J. Barta	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008
/s/ Mark W. Lerner Mark W. Lerner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008
/s/ Arthur H. Amron Arthur H. Amron	Director	March 31, 2008
/s/ Lawrence J. Centella Lawrence J. Centella	Director	March 31, 2008
/s/ Paul A. Mieyal Paul A. Mieyal	Director	March 31, 2008
/s/ Eric A. Rose, M.D. Eric A. Rose, M.D.	Director	March 31, 2008
/s/ James S. Scibetta James S. Scibetta	Director	March 31, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(5)
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant.(13)
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant.(13)
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007.(14)
3.5	Second Amended and Restated By-Laws of the Registrant.(16)
4.1	Specimen of Common Stock Certificate of the Registrant.(1)
4.2	Form of Underwriter’s Warrant.(1)
4.3	Warrant for the purchase of shares of common stock dated January 18, 2006, issued to Marty Steinberg, Esq., as Court-appointed Receiver for Lancer Offshore, Inc.
4.4	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants.(15)
4.5	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock.(15)
4.6	Form of Class D Warrant.(15)
4.7	Form of Placement Agent Warrant.(15)
10.1	Amended and Restated 2000 Nephros Equity Incentive Plan.(1)(2)
10.2	2004 Nephros Stock Incentive Plan.(1)(2)
10.3	Amendment No. 1 to 2004 Nephros Stock Incentive Plan.(2)(5)
10.4	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan.(14)
10.5	Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock.(1)
10.6	Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein).(1)
10.7	Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant.(1)(2)
10.8	Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant.(1)(2)
10.9	Amendment to Employment Agreement dated as of May 31, 2004 between Norman J. Barta and the Registrant.(1)(2)
10.10	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta.(14)
10.11	Form of Employee Patent and Confidential Information Agreement.(1)
10.12	Form of Employee Confidentiality Agreement.(1)
10.13	Settlement Agreement dated June 19, 2002 between Plexus Services Corp. and the Registrant.(1)
10.14	Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant.(1)
10.15	Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant.(1)
10.16	Supply Agreement between Nephros, Inc. and Membrana GmbH, dated as of December 17, 2003.(1)(3)

Exhibit No.	Description
10.17	Amended Supply Agreement between Nephros, Inc. and Membrana GmbH dated as of June 16, 2005.(3)(7)
10.18	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of May 12, 2003.(1)(3)
10.19	Amended Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of March 22, 2005.(3)(8)
10.20	HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd.(4)
10.21	Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd.(4)
10.22	Non-employee Director Compensation Summary.(2)(6)
10.23	Named Executive Officer Summary of Changes to Compensation.(2)(6)
10.24	Stipulation of Settlement Agreement between Lancer Offshore, Inc. and Nephros, Inc. approved on December 19, 2005.(8)
10.25	Consulting Agreement, dated as of January 11, 2006, between the Company and Bruce Prashker.(2)(8)
10.26	Summary of Changes to Chief Executive Officer’s Compensation.(2)(8)
10.27	Employment Agreement, dated as of February 28, 2006, between the Company and Mark W. Lerner.(2)(8)
10.28	Form of 6% Secured Convertible Note due 2012 for June 1, 2006 Investors.(9)
10.29	Form of Prepayment Warrant.(9)
10.30	Form of Subscription Agreement, dated as of June 1, 2006.(9)
10.31	Form of Registration Rights Agreement, dated as of June 1, 2006.(9)
10.32	Form of 6% Secured Convertible Note due 2012 for June 30, 2006 Investors.(10)
10.33	Form of Subscription Agreement, dated as of June 30, 2006.(10)
10.34	Employment Agreement between Nephros, Inc. and William J. Fox, entered into on August 2, 2006.(2)(11)
10.35	Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007.(3)
10.36	Form of Subscription Agreement between Nephros and each New Investor.(15)
10.37	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Exchange Investors.(15)
10.38	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors.(15)
10.39	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors.(15)
10.40	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur.(15)
10.41	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and Nephros.
21.1	Subsidiaries of Registrant.(12)
23.1	Consent of Rothstein Kass, Certified Public Accountants, dated as of March 31, 2008.
23.2	Consent of Deloitte & Touche LLP, dated as of March 31, 2008.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1, File No. 333-116162.
(2)	Management contract or compensatory plan arrangement.
(3)	Portions omitted pursuant to a request for confidential treatment.
(4)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.
(5)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005.
(6)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 16, 2005.
(7)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 15, 2005.
(8)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 20, 2006.
(9)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.
(10)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.
(11)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.
(12)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 10, 2007.
(13)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007
(14)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007
(15)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.
(16)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.