Form 10-Q
period 2008-03-31
NEPHROS INC
filed 2008-05-15
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number: 001-32288

NEPHROS, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	13-3971809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3960 Broadway New York, New York	10032
(Address of Principal Executive Offices)	(Zip code)

(212) 781-5113
Registrant’s Telephone Number, Including Area Code

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ YES  ☐ NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES  ☒ NO

As of May 15 , 2008, 38,165,380 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Table of Contents

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Interim Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheets	1

	Unaudited Condensed Consolidated Statements of Operations	2

	Unaudited Condensed Consolidated Statements of Cash Flows	3

	Notes to Unaudited Condensed Consolidated Interim Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4T.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 6.	Exhibits

PART I –FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Interim Financial Statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,505	$3,449
Short-term investments		4,700
Accounts receivable, less allowances of $3 and $7, respectively	405	419
Inventory, less allowances of $32 and $30, respectively	355	336
Prepaid expenses and other current assets	459	392
Total current assets	3,724	9,296

Property and equipment, net	724	762
Investments	4,286
Other assets	27	27
Total assets	$8,761	$10,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$610	$488
Accrued expenses	922	841
Total current liabilities	1,532	1,329

Stockholders’ equity :

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2008 and December 31, 2007; no shares issued and outstanding at March 31, 2008 and December 31, 2007.

Common stock, $.001 par value; 60,000,000 and 60,000,000 shares authorized at March 31, 2008 and December 31, 2007, respectively; 38,165,380 and 38,165,380 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively.	38	38

Additional paid-in capital	90,252	90,220
Accumulated other comprehensive income	191	110
Accumulated deficit	(83,252)	(81,612)
Total stockholders’ equity	7,229	8,756
Total liabilities and stockholders’ equity	$8,761	$10,085

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share amounts)

	Three Months Ended March 31,
	2008	2007

Net product revenues	$387	$296

Cost of goods sold	238	205

Gross margin	149	91

Operating expenses:
Research and development	723	388
Depreciation expense	88	83
Selling, general and administrative	1,114	1,138
Total operating expenses	1,925	1,609

Loss from operations	(1,776)	(1,518)

Interest income	92	25
Interest expense		(84)
Impairment of auction rate securities	(114)
Amortization of debt discount		(3)
Other income	158	9

Net loss	$(1,640)	$(1,571)

Net loss per common share, basic and diluted	$(0.04)	$(0.13)

Weighted average common shares outstanding, basic and diluted	38,165,380	12,317,992

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2008		2007
Operating activities:
Net loss		$(1,640)	$(1,571)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		88	83
Amortization of research & development assets		4	4
Impairment of auction rate securities		114
Amortization of debt discount			3
Change in valuation of derivative liability			(7)
Stock-based compensation		32	187

(Increase) decrease in operating assets:
Accounts receivable		40	(17)
Inventory		5	(138)
Prepaid expenses and other current assets		(55)	122
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses		235	(195)
Accrued severance expense		(62)	(94)
Accrued interest-convertible notes			76
Other liabilities			(192)
Net cash used in operating activities		(1,239)	(1,739)

Investing activities
Purchase of property and equipment		(10)	(2)
Purchase of short-term investments		(100)
Maturities of short-term investments		400	1,900
Net cash provided by investing activities		290	1,898

Effect of exchange rates on cash		5	1

Net increase (decrease) in cash and cash equivalents		(944)	160

Cash and cash equivalents, beginning of year		3,449	253
Cash and cash equivalents, end of period		$2,505	$413

Supplemental disclosure of cash flow information
Cash paid for interest	$		$5
Cash paid for taxes		$9	$32

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements

1.	Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (collectively, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company has incurred significant losses in its operations in each quarter since inception. For the three months ended March 31, 2008 and 2007, the Company has incurred a net loss of approximately $1,640,000 and $1,571,000, respectively. In addition, the Company has not generated positive cash flow from operations for the three months ended March 31, 2008 and 2007. The Company expects to continue to incur losses for at least the short-term. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

The Company is currently exploring the possibility of obtaining loans secured by its auction rate securities (“ARS”), as an alternative method of gaining some liquidity from them; however, there can be no assurance that such efforts will be successful. The Company believes that its financial resources other than its ARS will be sufficient to fund its currently planned activities through the third quarter of 2008. If the Company is unable to obtain liquidity from its ARS on reasonable terms and is unable to obtain sufficient financing from other sources by such time, then the Company may run out of funds with which to operate its business.

2.	Concentration of Credit Risk

For the three months ended March 31, 2008 and 2007, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2008	2007
A	90%	90%
B	6%	0%

As of March 31, 2008 and December 31, 2007, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2008	2007
A	94%	91%
B	6%	0%

3.	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criterion of SAB No. 104 were met. All costs and duties relating to delivery are absorbed by the Company. All shipments are currently received directly by the Company’s customers. Sales made on a returned basis were recorded net of a provision for estimated returns. These estimates are revised as necessary, to reflect actual experience and market conditions. The returns provision is based on historical unit return levels and valued relative to debtors at the end of each quarter. There were no returns for the three months ended March 31, 2008 and 2007.

4.	Stock-Based Compensation

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using a modified prospective transition method. For the three months ended March 31, 2008 and 2007, stock-based compensation expense was approximately $32,000 and $187,000, respectively.

There was no tax benefit related to expense recognized in the three months ended March 31, 2008 and 2007, as the Company is in a net operating loss position. As of March 31, 2008, there was approximately $343,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of this amount, approximately $323,000 will be amortized over the weighted-average remaining requisite service period of 2.6 years. Of the total $323,000, the Company expects to recognize approximately 29.8% in the remaining interim periods of 2008, approximately 39.4% in 2009 and approximately 30.8% in 2010.

5.	Comprehensive Income

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

6.	Loss per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” net loss per common share amounts (“basic EPS”) were computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 13,214,324 and 2,703,473 from the computation of diluted EPS for the three month periods ended March 31, 2008 and 2007, respectively.

7.	Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 157, Fair Value Measurements (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The disclosures required under SFAS 157 are set forth in Note 9. The Company is currently in the process of evaluating the effect, if any, that the adoption of FSP No. 157-2 will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 155 (SFAS 159). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no material impact to the Company’s financial condition, results of operation or cash flows.

8.	New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management has evaluated FAS 161 and has determined that it will have no impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.

9.	Fair Value of Financial Instruments

As described in Note 7, the provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and will be adopted by the Company on January 1, 2009 for non-financial assets and liabilities.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

As of December 31, 2007 and March 31, 2008 the Company held $4.7 million and $4.3 million (fair value) in ARS.  ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction. With the liquidity issues experienced in global credit and capital markets, these ARS have experienced multiple failed auctions since February 2008, and as a result, these affected ARS are currently not liquid. Accordingly, while the Company had classified its ARS as current assets at December 31, 2007, the Company has reclassified them as noncurrent assets at March 31, 2008.

Based upon an analysis of other-than-temporary impairment factors, the Company wrote down ARS with an original par value of approximately $4.4 million to an estimated fair value of $4.3 million as of March 31, 2008. The Company reviews impairments associated with the above in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1/124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”

The Company charged an impairment loss of approximately $114,000 on the ARS to its results of operations for the three months ended March 31, 2008.

Marketable securities measured at fair value using Level 3 inputs are comprised of auction rate securities within the Company’s available-for-sale investment portfolio. Although ARS would typically be measured using Level 2 inputs, the recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The fair value of the Company’s ARS was determined using a pricing model that market participants would use that considered projected cash flows for the issuing trust, underlying collateral and expected yields. Projected cash flows were estimated based on the underlying loan principal, bonds outstanding and payout formulas. The weighted-average life over which cash flows were projected considered the collateral composition of the securities and related historical and projected prepayments. The discount rates that were applied to the pricing model were based on market conditions for comparable or similar term asset-backed securities as well as other fixed income securities. The underlying assets of the Company’s ARS are comprised primarily of student loans and their fair value was measured using Level 3 inputs due to the failure of the auction market, based on the Company’s assessment of the underlying collateral and the creditworthiness of the issuers of the securities.

10.	Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of March 31, 2008 and December 31, 2007 was approximately as follows:

	Unaudited March 31, 2008	Unaudited December 31, 2007
Raw Materials	$161,000	$62,000
Finished Goods	226,000	304,000
Total Gross Inventory	$387,000	$366,000
Less: Inventory reserve	32,000	30,000
Total Inventory	$355,000	$336,000

11.	Subsequent Events

As of April 28, 2008, Mark W. Lerner resigned as the Company’s Chief Financial Officer, and the Board of Directors appointed Gerald J. Kochanski, 54, as the Company’s Chief Financial Officer.

Separation Agreement

On May 7, 2008, the Company entered into a separation agreement and release with Mr. Lerner, pursuant to which, the employment agreement between the Company and Mr. Lerner, dated as of March 6, 2006, was terminated.  Pursuant to the separation agreement, Mr. Lerner agreed to remain employed by the Company and to consult with the Company's officers, directors and agents and otherwise provide assistance in the Company's transition to a new chief financial officer until a separation date as late as May 15, 2008.   The separation agreement provides that (i) Mr. Lerner will continue to receive his current base salary for a period of three months following the separation date, to be paid in accordance with the Company’s normal payroll practices, and (ii) the Company will reimburse Mr. Lerner for up to $5,000 of reasonable expenses for professional outplacement assistance. The separation agreement also contains mutual releases and other customary provisions.

Employment Agreement

The Company entered into an employment agreement with Mr. Kochanski, dated as of April 1, 2008. Pursuant to such employment agreement, Mr. Kochanski’s initial annual base salary is $185,000. For the first year of Mr. Kochanski’s employment, the Company will pay him a non-accountable commuting allowance of $10,000. In addition, the Company will pay up to $10,000 of Mr. Kochanski’s moving costs. Mr. Kochanski may be awarded a bonus based on performance. The employment agreement also provides that Mr. Kochanski shall be entitled to receive an option to purchase 250,000 shares of the Company’s common stock under its 2004 Equity Incentive Plan. The option will vest in four equal annual installments of 62,500 shares on each of March 31, 2009, March 31, 2010, March 31, 2011 and March 31, 2012, provided that he remains employed by the Company at such time, and provided further that all options shall vest and become exercisable in full immediately upon the occurrence of a Change in Control (as defined in the Company’s 2004 Stock Incentive Plan).

Mr. Kochanski’s employment agreement provides that, upon termination by the Company for Cause or Disability (as such terms are defined in the agreement) or by Mr. Kochanski for any reason other than his exercise of the Change of Control Termination Option (as defined in the agreement), the Company shall pay him only his accrued but unpaid base salary and bonuses for services rendered through the date of termination, his unvested options shall immediately be cancelled and forfeited and his vested options shall remain exercisable for 90 days after such termination. If Mr. Kochanski’s employment is terminated by his death or by his voluntary resignation or retirement other than upon his exercise of the Change of Control Termination Option, then the Company shall pay him his accrued but unpaid base salary for services rendered through the date of termination and any bonuses due and payable through such date of termination and those that become due and payable within 90 days after such date. If the Company terminates Mr. Kochanski’s employment for any other reason, then, provided he continues to abide by certain confidentiality and non-compete provisions of his agreement and executes a release, he shall be entitled to: (1) any accrued but unpaid base salary for services rendered through the date of termination; and (2) the continued payment of his base salary, in the amount as of the date of termination, for a period of either three months or, if he has been employed under the agreement for at least one year, six months subsequent to the termination date or until the end of the remaining term of the agreement if sooner, such payments to be made at the times such base salary would have been paid had his employment not been terminated.

Upon any sale of all or substantially all of the Company’s business or assets, whether direct or indirect, by purchase, merger, consolidation or otherwise, Mr. Kochanski shall have a period of time in which to discuss, negotiate and confer with any successor entity regarding the terms and conditions of his continued employment. If Mr. Kochanski, acting reasonably, is unable to timely reach an agreement through good faith negotiations with such successor, then he may elect (the “Change of Control Termination Option”) to terminate his employment with the Company and receive the payments and bonuses described above with respect to such a termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Risk Factors” section hereof, and our Annual Report for the year ended December 31, 2007 on Form 10-KSB, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and our Annual Report for the year ended December 31, 2007 on Form 10-KSB. Our actual results may differ materially.

Overview

The following discussion and analysis of our condensed consolidated interim financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008. Operating results are not necessarily indicative of results that may occur in future periods.

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

Research and Development: Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees of our scientific and engineering consultants and subcontractors and related costs, clinical studies, machine and product parts and software and product testing. We expense research and development costs as incurred.

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

We fulfilled two purchase orders for our DSU to a major medical center in New York City in 2006. In 2007, this NYC medical center extended the terms of our joint evaluation agreement and we are working with their representatives on certain specifications for a customized DSU to meet their requirements. We are in discussion with this hospital in connection with its adoption of the DSU as part of its water filtration system. These initial DSU sales did not result in material net revenues. We have begun a multi-hospital study to demonstrate the efficacy of the DSU. Our goal is to publish this study in 2008 in a relevant publication of substantial distribution. We are planning to pursue additional sales of our DSU upon completion of planned improvements in product ergonomics.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter. In connection with this Federal appropriation totaling $1 million, we expect to work with the U.S. Marine Corps in developing a personal potable water purification system for warfighters. Work on this project commenced in January 2008 and billings of approximately $23,000 have taken place during the three months ended March 31, 2008. In December 2007, the U.S. Department of Defense Appropriations Act appropriated an additional $2 million to continue the development of a dual stage ultra reliable personal water filtration system. Although it is our intention to execute an agreement with the U.S. Department of Defense to utilize this appropriation, such an agreement has not been executed as of March 31, 2008.

Since our inception, we have incurred annual net losses. As of March 31, 2008 we had an accumulated deficit of approximately $83,252,000, and we expect to incur additional losses in the foreseeable future. We recognized net losses of approximately $1,640,000 for the three month period ended March 31, 2008, and approximately $1,571,000 for the three month period ended March 31, 2007.

Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through March 31, 2008, we received net offering proceeds from private sales of equity and debt securities and from the initial public offering of our common stock (after deducting underwriters’ discounts, commissions and expenses, and our offering expenses) of approximately $52.0 million in the aggregate. An additional source of finances was our license agreement with Asahi, pursuant to which we received an up front license fee of $1.75 million in March 2005.

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

On November 14, 2006, we received notice that the AMEX staff had reviewed our plan of compliance to meet the AMEX’s continued listing standards and that AMEX would continue our listing while we sought to regain compliance with the continued listing standards during the period ending January 17, 2008. During the plan period, we were required to provide the AMEX staff with updates regarding initiatives set forth in our plan of compliance. On November 14, 2007, all of our Series A 10% Secured Convertible Notes Due 2008 and our Series B 10% Secured Convertible Notes due 2008 (collectively, the "Notes"), representing an aggregate principal amount of $18 million, were converted into shares of our common stock and warrants, resulting in an increase in our stockholders’ equity. As a result, and notwithstanding our loss during the fourth quarter of 2007, our stockholders’ equity, at December 31, 2007, was approximately $8,756,000 and in excess of the $6,000,000 required by the AMEX rules.

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

Critical Accounting Policies

The Company adopted several changes to its critical accounting policies during the first quarter of 2008 as set forth below. The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of investments and share-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-KSB for the year ended December 31, 2007.

In September 2006, the FASB issued Statement of Financial Accounting (SFAS) No. 157, Fair Value Measurements (SFAS 157). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. Please see the discussion entitled “Impairment Loss of Auction Rate Securities” in the Results of Operations section of this document for the impact of SFAS 157 on the results of operations for the three months ended March 31, 2007.

New Accounting Pronouncements

See Note 8 to our condensed consolidated financial statements set forth in Item 1 of this quarterly eeport for information regarding new accounting pronouncements.

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

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

Total revenues for the three months ended March 31, 2008 were approximately $387,000 compared to approximately $296,000 for the three months ended March 31, 2007. Total revenues increased approximately $91,000. The increase of almost 31% is due to the following factors: approximately a $23,000 increase in the sales of our OLpūr MDHDF filter series product due to increased unit sales in our Target European Market; approximately $44,000 from the impact of favorable currency translation factors; and $23,000 of revenue related to our initial contract with the Office of U.S. Naval Research, which we recognized during the 2008 period. The increased unit sales of our OLpūr MDHDF filter series product is in our Target European Market where unit sales increased by 8% to 12,672 units in the three months ended March 31, 2008 from 11,744 units in the three months ended March 31, 2007. We expect to recognize additional revenue in future periods from our initial contract with the Office of U.S. Naval Research, which provides for total reimbursements to us of up to $866,000.

Cost of Goods Sold

Cost of goods sold was approximately $238,000 for the three months ended March 31, 2008 compared to approximately $205,000 for the three months ended March 31, 2007. The increase of approximately $33,000 in cost of goods sold is primarily due to: (a) a $29,000 increase (measured in constant dollars) due to volume; and (b) a $29,000 increase due to foreign currency translation. Such increases were partially offset by a reduction in actual costs of $18,000 and lower freight-in expense and inventory adjustments of approximately $5,000.

Research and Development

Research and development expenses were approximately $723,000 and $388,000 respectively, for the three months ended March 31, 2008 and March 31, 2007. This increase of approximately $335,000 or 86% is primarily due to an increase in clinical trial expense of approximately $360,000, an increase in salary expense of approximately $37,000, an increase in supplies and cartridge development expense of approximately $25,000 and an increase in subcontractors’ expenses related to the military development contract of approximately $33,000. These factors are partially offset by a decrease of approximately $64,000 in deferred compensation expense and a decrease of approximately $53,000 in machine development expense.

The increased spending for the clinical trials relates to the current US trials for the H2H which are expected to be completed in the second quarter of 2008. Deferred compensation expense of approximately $64,000 was recorded in the three months ended March 31, 2007; no deferred compensation expense was recorded for the three months ended March 31, 2008. The lower machine development expense is due to the OLpūr H2H product’s engineering phase approaching completion with fewer contract hours required to be logged by our outside developers during the three months ended March 31, 2008.

Depreciation Expense

Depreciation expense was approximately $88,000 for the three months ended March 31, 2008 compared to approximately $83,000 for the three months ended March 31, 2007, an increase of 6%. The increase of approximately $5,000 is primarily due to the effects of currency translation factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,114,000 for the three months ended March 31, 2008 compared to approximately $1,138,000 for the three months ended March 31, 2007, a decrease of $24,000 or 2%. The decrease reflects reduced selling expenses of approximately $35,000. Selling expenses were approximately $108,000 for the three months ended March 31, 2008 compared to approximately $143,000 for the three months ended March 31, 2007, a decrease of approximately $35,000 or 24%. The reduction in these expenses is a result of a reduction in personnel that took place during the three months ended March 31, 2007. Specifically, compensation expense is $23,000 less and travel and entertainment expenses are $21,000 less during the three months ended March 31, 2008 than in the corresponding period in 2007. These savings were offset by currency translation factors which increased marketing expenses in the three months ended March 31, 2008 by approximately $5,000 and increased expenses in other marketing by approximately $4,000.

Interest Income

Interest income was approximately $92,000 for the three months ended March 31, 2008 compared to approximately $25,000 for the three months ended March 31, 2007. The increase of approximately $67,000 is due to the increase in investments that we have had for the three months ended March 31, 2008 compared to the first three months ended March 31, 2007.

Interest Expense

We incurred no interest expense for the three months ended March 31, 2008, because we had no debt during this period. In the fourth quarter of 2007, all of our debt securities were converted into equity pursuant to their terms. For further information regarding the conversion of these debt securities, please refer to Note 7 to our Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

We incurred approximately $84,000 of interest expense for the three months ended March 31, 2007. The $84,000 of interest expense primarily represents approximately $76,000 for the accrued interest liability associated with our 6% Secured Convertible Notes due 2012 (“the Notes”), and approximately $8,000 for the interest portion of the present value of payments we made to the Receiver of the Lancer Offshore, Inc. proceedings pursuant to certain settlement arrangements. The Notes were converted to equity in November 2007. The final payment on the Lancer settlement was made in October 2007.

Impairment loss of Auction Rate Securities

Effective January 1, 2008, we adopted fair value under SFAS No. 157 which applied to our financial assets such as available-for-sale marketable securities, (included as part of investments in the Unaudited Condensed Consolidated Balance Sheet). These items were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets are now applied using SFAS No. 157. Our available-for-sale marketable securities consisted of auction rate securities (ARS) at March 31, 2008.

During the first three months of 2008, our ARS failed to auction due to sell orders exceeding buy orders. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with our ARS that have experienced failed auctions will not be accessible to us until a successful auction occurs or a buyer is found outside of the auction process. Based upon an analysis of other-than-temporary impairment factors, ARS with an original par value of approximately $4.4 million were written-down to an estimated fair value of $4.3 million as of March 31, 2008. We review impairments associated with the above in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”

An impairment loss of approximately $114,000, on ARS, was charged to our results of operations for the three months ended March 31, 2008.

Factors that may impact our valuation of ARS include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Amortization of debt discount

In the three months ended March 31, 2007 we recognized approximately $3,000 in expenses associated with the amortization of debt discounts. We incurred no debt related amortization expense in the three months ended March 31, 2008.

Other income and expenses

Other income in the amount of approximately $158,000 for the three months ended March 31, 2008 resulted from our receipt of New York State Qualified Emerging Technology Company (“QETC”) tax refunds. Other income of approximately $9,000 for the three months ended March 31, 2007 included the impact of the current quarter change in valuation of the derivative liability of approximately $7,000 and the recognition of a $2,000 tax refund received by our subsidiary in Ireland.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,239,000 for the three months ended March 31, 2008 compared to approximately $1,739,000 for the three months ended March 31, 2007. The most significant items contributing to this decrease during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are highlighted below:

•	During the 2008 period, our net loss increased by approximately $69,000;

•	During the 2008 period, our stock-based compensation expense decreased by approximately $155,000;

•	During the 2008 period, we recognized an expense of approximately $114,000 due to an impairment of ARS, given current market conditions;

•	Our accounts receivable decreased by approximately $40,000 during the 2008 period compared to an increase of approximately $17,000 during the 2007 period;

•	Our inventory increased by approximately $5,000 during the 2008 period compared to an increase of approximately $138,000 during the 2007 period;

•	Our prepaid expenses and other assets increased by approximately $55,000 in the 2008 period compared to a decrease of approximately $122,000 in the 2007 period;

•	Our accounts payable and accrued expenses increased by approximately $235,000 in the aggregate in the 2008 period compared to a decrease of approximately $195,000 in the 2007 period;

•	Our accrued severance expenses decreased by approximately $62,000 in the aggregate in the 2008 period compared to a decrease of approximately $94,000 in the 2007 period;

•	Our other liabilities did not change during the 2008 period compared to a decrease of approximately $192,000 during the 2007 period (consisting of amounts due under settlement agreements);

•
We did not incur any interest expense during the 2008 period compared to approximately $76,000 incurred in the 2007 period (consisting of accrued interest related to the convertible notes that were issued in June 2006).

Net cash provided by investing activities was approximately $290,000 for the three months ended March 31, 2008, compared to net cash provided by investing activities of approximately $1,898,000 for the three months ended March 31, 2007. Our net cash provided by investing activities for the three months ended March 31, 2008 reflects the maturities of short-term investments in the amount of approximately $400,000 partially offset by purchases of approximately $100,000 in short-term investments and approximately $10,000 for purchases of computer equipment at our European headquarters. For the three months ended March 31, 2007, our $1,898,000 net cash provided by investing activities reflects the maturities of short-term investments in the amount of approximately $1,900,000 partially offset by purchases of $2,000 of fixed assets.

As of December 31, 2007 and March 31, 2008 we held $4.7 million and $4.3 million (fair value) in ARS. ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction. With the liquidity issues experienced in global credit and capital markets, these ARS have experienced multiple failed auctions since February 2008, and as a result, these affected ARS are currently not liquid. Accordingly, while we had classified our ARS as current assets at December 31, 2007, we have reclassified them as noncurrent assets at March 31, 2008.

All of our ARS are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of our ARS maintain the highest credit rating of AAA. Although our ARS investments continue to pay interest according to their stated terms and we believe that the obligors for our ARS are, in the aggregate, creditworthy, we have recorded a $114,000 impairment charge during the three month period ended March 31, 2008, based on our valuation models. If the credit ratings of the obligors of our ARS deteriorate or if uncertainties in these markets continue and any such decline in market value is determined to be other than temporary, then we would be required to further adjust the carrying value of these investments through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

At present, we may not be able to obtain liquidity from our ARS until:

•	future auctions for our ARS are successful;

•	another secondary market evolves for our ARS;

•	our ARS are redeemed by their issuer; or

•	our ARS mature.

To the extent that the auctions for our ARS continue to “fail” and no other markets develop for our ARS, we may be unable to liquidate these assets in a timely manner, on reasonable terms or at all. Our ARS at March 31, 2008 consist of two securities, one of which matures on June 1, 2040 and the other matures on June 1, 2043.

We are currently exploring the possibility of obtaining loans secured by our ARS, as an alternative method of gaining some liquidity from them; however, there can be no assurance that such efforts will be successful. We believe that our financial resources other than our ARS will be sufficient to fund our currently planned activities through the third quarter of 2008. If we are unable to obtain liquidity from our ARS on reasonable terms and we are unable to obtain sufficient financing from other sources by such time, then we may run out of funds with which to operate our business.

Certain Risks and Uncertainties

Our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented below updates and should be read in conjunction with the risk factors and information disclosed in such Form 10-KSB.

Our auction rate securities do not provide us with the liquidity that we intended them to provide. If we are unable to liquidate such auction rate securities in a timely manner and on reasonable terms, then we may run out of funds with which to operate our business.

As of March 31, 2008, we held $4.3 million (fair value) in auction rate securities (“ARS”) which we reclassified as long-term investments on our balance sheet. ARS are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction. Starting in February 2008, the auctions for our ARS have “failed,” preventing us from liquidating our ARS holdings. As a result, we could be required to hold our ARS until their maturity, which is June 1, 2040 and June 1, 2043. To the extent that the auctions for our ARS continue to “fail” and no other markets develop for our ARS, we may be unable to liquidate these assets in a timely manner, on reasonable terms or at all. If we are unable to liquidate our ARS in a timely manner and on reasonable terms, then we may run out of funds with which to operate our business as soon as the third quarter of 2008. If the current lack of liquidity relating to our ARS investments continues, it may have a material adverse effect on our ability to fund our ongoing operations and growth initiatives.

As of March 31, 2008, we took an impairment charge reducing the carrying value of our ARS by $114,000, reflecting an estimated change in fair market value due solely to a lack of liquidity. If the credit ratings of the obligors of our ARS deteriorate or if uncertainties in these markets continue, then we may be required to further adjust the carrying value of these investments through impairment charges, which could negatively affect our financial condition, cash flow and reported earnings.

Safe Harbor for Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations or fund our clinical trials;

•	we may not be able to continue as a going concern;

•	we may not be able to liquidate our ARS investments when needed to fund our operations;

•	we may be unable to maintain compliance with the American Stock Exchange's continued listing standards;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may not obtain appropriate or necessary governmental approvals to achieve our business plan or effectively market our products;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

•
HDF therapy may not be accepted in the United States and/or our technology and products may not be accepted in current or future target markets, which could lead to failure to achieve market penetration of our products;

•	we may not be able to sell its ESRD therapy or water filtration products at competitive prices or profitably;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

•	we may not be able to achieve sales growth in Europe or expand into other key geographic markets.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and in this Quarterly Report on Form 10-Q. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three month periods ended March 31, 2008 and 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Due to our status as a smaller reporting company, this Item is not required.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

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

Remediation Plans

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and is implementing the following steps:

•	Develop procedures to implement a formal monthly closing process and hold monthly meetings to address the monthly closing process;

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

•	Enhance the level of service provided by outside accounting service providers to further support and supplement our internal staff in accounting and related areas;

•	Seek additional staffing to provide additional resources for internal preparation and review of financial reports; and

•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans has been initiated and will continue during the remainder of fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

10.1	Executive Employment Agreement, dated as of April 1, 2008, between Nephros, Inc. and Gerald J. Kochanski

10.2	Separation Agreement, dated as of April 28, 2008, between Nephros, Inc. and Mark W. Lerner

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: May 15, 2008	By:	/s/ Norman J. Barta
	Name:	Norman J. Barta
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.1	Executive Employment Agreement, dated as of April 1, 2008, between Nephros, Inc. and Gerald J. Kochanski

10.2	Separation Agreement, dated as of April 28, 2008, between Nephros, Inc. and Mark W. Lerner

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.