Form 10-Q
period 2008-06-30
NEPHROS INC
filed 2008-08-14
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008
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

☐ YES ☒ NO

As of August 14, 2008, 38,165,380 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,404	$3,449
Short-term investments	4,100	4,700
Accounts receivable, less allowances of $3 and $7, respectively	278	419
Inventory, less allowances of $32 and $30, respectively	422	336
Prepaid expenses and other current assets	490	392
Total current assets	6,694	9,296

Property and equipment, net	632	762
Other assets	27	27
Total assets	$7,353	$10,085

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,125	$488
Accrued expenses	1,414	841
Total current liabilities	2,539	1,329

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2008 and December 31, 2007; no shares issued and outstanding at June 30, 2008 and December 31, 2007.

Common stock, $.001 par value; 60,000,000 shares authorized at June 30, 2008 and December 31, 2007; 38,165,380 shares issued and outstanding at June 30, 2008 and December 31, 2007.	38	38

Additional paid-in capital	90,284	90,220
Accumulated other comprehensive income	187	110
Accumulated deficit	(85,695)	(81,612)
Total stockholders’ equity	4,814	8,756
Total liabilities and stockholders’ equity	$7,353	$10,085

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net product revenues	$253	$348	$640	$644

Cost of goods sold	162	245	400	450

Gross margin	91	103	240	194

Operating expenses:
Research and development	1,149	416	1,872	804
Depreciation	92	84	180	167
Selling, general and administrative	1,474	1,152	2,588	2,290
Total operating expenses	2,715	1,652	4,640	3,261

Loss from operations	(2,624)	(1,549)	(4,400)	(3,067)

Interest income	66	8	158	33
Interest expense		(81)		(168)
Impairment of auction rate securities			(114)
Unrealized holding gain - auction rate securities	114		114
Other income (expense)		(8)	158	1

Net loss	$(2,444)	$(1,630)	$(4,084)	$(3,201)

Net loss per common share, basic and diluted	$(0.06)	$(0.13)	$(0.11)	$(0.26)

Weighted average common shares outstanding, basic and diluted	38,165,380	12,317,992	38,165,380	12,317,992

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(4,084)	$(3,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172	167
Amortization of research & development assets	8	7
Impairment of auction rate securities	114
Unrealized holding gain – auction rate securities	(114)
Amortization of debt discount		6
Change in valuation of derivative liability		(1)
Stock-based compensation	64	295

(Increase) decrease in operating assets:
Accounts receivable	164	220
Inventory	(59)	(111)
Prepaid expenses and other current assets	(86)	10

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,181	70
Accrued interest-convertible notes		154
Other liabilities		(147)
Net cash used in operating activities	(2,640)	(2,531)

Investing activities:
Purchase of property and equipment	(8)	(2)
Purchase of short-term investments	(100)
Maturities of short-term investments	700	2,800
Net cash provided by investing activities	592	2,798

Effect of exchange rates on cash	3	10

Net increase (decrease) in cash and cash equivalents	(2,045)	277

Cash and cash equivalents, beginning of period	3,449	253
Cash and cash equivalents, end of period	1,404	530

Supplemental disclosure of cash flow information:
Cash paid for taxes	9	1

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements

1.	Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (collectively, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company has incurred significant losses in its operations in each quarter since inception. For the six months ended June 30, 2008 and 2007, the Company has incurred a net loss of approximately $4,084,000 and $3,201,000, respectively. In addition, the Company has not generated positive cash flow from operations for the six months ended June 30, 2008 or 2007. The Company expects to continue to incur losses for at least the short-term. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

The Company has sufficient liquid assets between its current cash balance and its short-term investments which were liquidated at par value subsequent to June 30, 2008 (see Notes 9 and 11) to meet its current obligations.

2.	Concentration of Credit Risk

For the six months ended June 30, 2008 and 2007, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2008	2007
A	84%	94%
B	8%	0%

As of June 30, 2008 and December 31, 2007, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2008	2007
A	72%	0%
B	19%	0%
3.	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criteria of SAB 104 are met. All costs and duties relating to delivery are absorbed by the Company. All shipments are currently received directly by the Company’s customers. Sales made on a returned basis are recorded net of a provision for estimated returns. These estimates are revised as necessary, to reflect actual experience and market conditions. The returns provision is based on historical unit return levels and valued relative to debtors at the end of each quarter. There were no returns for the six months ended June 30, 2008 and 2007.

4.	Stock-Based Compensation

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using a modified prospective transition method. For the three months ended June 30, 2008 and 2007, stock-based compensation expense was approximately $32,000 and $108,000, respectively. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was approximately $64,000 and $295,000, respectively.

There was no tax benefit related to expense recognized in the six months ended June 30, 2008 and 2007, as the Company is in a net operating loss position. As of June 30, 2008, there was approximately $311,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of this amount, approximately $311,000 will be amortized over the weighted-average remaining requisite service period of 2.3 years. Of the total $311,000, the Company expects to recognize approximately 32.9% in the remaining interim periods of 2008, approximately 43.4% in 2009 and approximately 23.7% in 2010.

5.	Comprehensive Income

The Company accounts for comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which requires comprehensive income (loss) and its components to be reported when a company has items of other comprehensive income (loss). Comprehensive income (loss) includes net income plus other comprehensive income (loss) (i.e., certain revenues, expenses, gains and losses reported as separate components of stockholder’s equity (deficit) rather than in net income (loss)).

The Company accounts for certain transactions with a foreign affiliate in a currency other than U.S. dollars. For the purposes of presenting the condensed consolidated interim financial statements in conformity with GAAP, the transactions must be converted into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Since these transactions are of a long-term investment nature and settlement is not planned or anticipated in the foreseeable future, the offsetting foreign currency adjustment is accounted for as an other comprehensive income item in the unaudited condensed consolidated balance sheets.

6.	Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” (“SFAS 128”) net loss per common share amounts (“basic EPS”) are computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 13,214,324 and 5,184,768 from the computation of diluted EPS for the three and six month periods ended June 30, 2008 and 2007, respectively.

7.	Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No.157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The disclosures required under SFAS 157 are set forth in Note 9. The Company is currently in the process of evaluating the effect, if any, that the adoption of FSP 157-2 will have on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no material impact to the Company’s financial condition, results of operation or cash flows.

8.	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management has evaluated SFAS 161 and has determined that it will have no impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”) applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for the disclosures identified above, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

9.	Fair Value of Financial Instruments

As described in Note 7, the provisions of SFAS 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and will be adopted by the Company on January 1, 2009 for non-financial assets and liabilities.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The Company invested in auction rate securities (“ARS”) which are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company have experienced multiple failed auctions since February 2008, and as a result, the Company did not consider these affected ARS liquid in the first quarter of 2008. Accordingly, while the Company had classified its ARS as current assets at December 31, 2007, the Company reclassified them as noncurrent assets at March 31, 2008.

Based upon an analysis of other-than-temporary impairment factors, the Company wrote down ARS with an original par value of approximately $4.4 million to an estimated fair value of $4.3 million as of March 31, 2008. The Company reviewed impairments associated with the above in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1/124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”

The Company determined the ARS classification to be “other-than-temporary,” and charged an impairment loss of approximately $114,000 on the ARS to its results of operations for the three months ended March 31, 2008.

During the three months ended June 30, 2008 approximately $300,000 of principal on the Company’s ARS had been paid back by the debtor, resulting in the Company’s investment in ARS having decreased from $4.4 million to $4.1 million (par value) at June 30, 2008. The net book value of the Company’s ARS at June 30, 2008 was $3.986 million, due to the approximate $114,000 impairment recorded at March 31, 2008. On July 22, 2008 the Company sold its ARS to a third party at 100% of par value, for proceeds of $4.1 million. The Company reclassified the ARS from Available-for-Sale to Trading Securities due to the sale of the investments in July 2008. See Note 11, Subsequent Events, for further discussion of the sale transaction.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) the ARS, classified as Trading Securities, are valued at their fair value of $4.1 million at June 30, 2008. The adjustment of the investment’s carrying value from $3.986 million net book value to $4.1 million fair value resulted in an Unrealized Holding Gain of approximately $114,000 which is included in the Company’s Statement of Operations for the three and six months ended June 30, 2008.

The underlying assets of the Company’s ARS were comprised primarily of student loans and their fair value at March 31, 2008 was measured using Level 3 inputs due to the failure of the auction market. Due to the subsequent sale of the investments at par, the fair value of the securities was measured using Level 1 inputs as the proceeds redeemed in July 2008 were placed in a money market account with observable market sources.

10.	Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of June 30, 2008 and December 31, 2007 was approximately as follows:

	Unaudited
	June 30, 2008	December 31, 2007
Raw Materials	$144,000	$62,000
Finished Goods	310,000	304,000
Total Gross Inventory	454,000	366,000
Less: Inventory reserve	32,000	30,000
Total Inventory	$422,000	$336,000

11.	Subsequent Events

At June 30, 2008 the Company held $4.1 million (fair value) in ARS as an investment. The Company sold the ARS to a third party on July 22, 2008 for $4.1 million. The Company recorded an Unrealized Holding Gain through earnings for the three months ended June 30, 2008 of approximately $114,000 (the difference between fair value and book value) when the Company adjusted such investment to fair value, as a result of the Company’s reclassification of such investment from Available-for-Sale to Trading Securities. The Company subsequently reversed the Unrealized Holding Gain and recorded a Realized Gain in July 2008 when the sale transaction was executed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, and our Annual Report for the year ended December 31, 2007 on Form 10-KSB, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and our Annual Report for the year ended December 31, 2007 on Form 10-KSB. Our actual results may differ materially.

Overview

The following discussion and analysis of our condensed consolidated interim financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this quarterly report on Form 10-Q (the “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008. Operating results are not necessarily indicative of results that may occur in future periods.

Financial Operations Overview

Revenue Recognition: Revenue is recognized in accordance with SAB 101 “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured.

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

In the first quarter of 2007, we received approval from the U.S. Food and Drug Administration (the “FDA”) for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We have also received the approval from the Institutional Review Board (“IRB”) associated with the clinics at which the trials will take place. We obtained approval from Western IRB, Inc. to conduct a clinical trial. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We have targeted submitting our data to the FDA with our 510(k) application on these products by the end of the third quarter of 2008.

We have also applied our filtration technologies to water filtration and in 2006 we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, Ebola virus, ricin toxin, legionella, fungi and e-coli.

In the current quarter, we fulfilled DSU sales to a major university teaching hospital and obtained orders from a United States Air Force hospital. We currently have pilot installations of the DSU at several other hospitals, including a children’s hospital in the mid-Atlantic region. We are actively qualifying distributors nationwide to sell the DSU and they are in the process of completing product evaluations.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter. In connection with this Federal appropriation of approximately $1 million, we are developing a personal potable water purification system for war fighters. Work on this project commenced in January 2008 and we have billed approximately $52,000 during the six months ended June 30, 2008. In December 2007, the U.S. Department of Defense Appropriations Act appropriated an additional $2 million to continue the development of a dual stage ultra reliable personal water filtration system. Although it is our intention to execute an agreement with the U.S. Department of Defense to utilize this appropriation before it expires in September 2009, such an agreement has not been executed as of June 30, 2008.

Since our inception, we have incurred annual net losses. As of June 30, 2008 we had an accumulated deficit of approximately $85,695,000, and we expect to incur additional losses in the foreseeable future. We recognized net losses of approximately $4,084,000 for the six month period ended June 30, 2008, and approximately $3,201,000 for the six month period ended June 30, 2007.

Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through June 30, 2008, we received net offering proceeds from private sales of equity and debt securities and from the initial public offering of our common stock (after deducting underwriters’ discounts, commissions and expenses, and our offering expenses) of approximately $52.0 million in the aggregate. An additional source of financing was our license agreement with Asahi, pursuant to which we received an up front license fee of $1.75 million in March 2005.

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

On March 5, 2008, we received a letter from the AMEX acknowledging that we had resolved the continued listing deficiencies referenced in the AMEX’s letters dated July 17, 2006 and November 14, 2006. At June 30, 2008, our stockholders' equity was $4,814,000, which is less than the applicable AMEX continued listing standard.  Management is considering various approaches to regaining compliance, however, there can be no assurance that we will be successful.  In accordance with Section 1009(h) of the AMEX Company Guide, the AMEX may evaluate the relationship between these incidents and truncate its evaluation process or immediately initiate delisting proceedings. Furthermore, there can be no assurance that we will not fail to comply with the AMEX rules regarding minimum shareholders’ equity or other continued listing standards in the future. If we fail to meet any of these standards, then our common stock may be delisted from the AMEX.

Critical Accounting Policies

The Company adopted several changes to its critical accounting policies during the first six months of 2008 as set forth below. The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of investments and share-based compensation expense. As these are condensed consolidated financial statements, one should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-KSB for the year ended December 31, 2007.

In September 2006, the FASB issued SFAS 157. This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The disclosures required under SFAS 157 are set forth in Note 9 to our condensed financial statements set forth in Item 1 of this quarterly report. We are currently in the process of evaluating the effect, if any, that the adoption of FSP 157-2 will have on our results of operations or financial position.

New Accounting Pronouncements

See Note 8 to our unaudited condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

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

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net Product Revenues

Net product revenues were approximately $253,000 for the three months ended June 30, 2008 compared to approximately $348,000 for the three months ended June 30, 2007, a decrease of 27%. The $95,000 decrease in net product revenues represents a decrease of approximately $124,000 at constant dollars, offset by a favorable foreign currency effect of approximately $29,000. The decrease is primarily due to reduced sales of ESRD therapy products in Europe due to delays in receipt of raw materials, resulting production delays and deferred shipments of ordered product until after quarter end.

Cost of Goods Sold

Cost of goods sold was approximately $162,000 for the three months ended June 30, 2008 compared to approximately $245,000 for the three months ended June 30, 2007, a decrease of 34%. The $83,000 decrease in cost of goods sold represents a decrease in approximately $104,000 at constant dollars, partially offset by a currency exchange impact of an increase of $21,000. This decrease is correlated to our decrease in sales.

Research and Development

Research and development expenses were approximately $1,149,000 for the three months ended June 30, 2008 compared to approximately $416,000 for the three months ended June 30, 2007, an increase of 176%. The increase of $733,000 is primarily due to the expense of conducting a clinical trial in the U.S. for our ESRD therapy products. The clinical trial is required to obtain Food and Drug Administration’s (“FDA”) approval to market such ESRD therapy products in the United States. Clinical trial fieldwork ended on May 30, 2008.

Depreciation Expense

Depreciation expense was approximately $92,000 for the three months ended June 30, 2008 compared to approximately $84,000 for the three months ended June 30, 2007, an increase of 10%. The increase of $8,000 in depreciation expense represents approximately $12,000 positive impact of foreign currency exchange and a decrease in constant dollar depreciation expense of approximately $4,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,474,000 for the three months ended June 30, 2008 compared to approximately $1,152,000 for the three months ended June 30, 2007, an increase of 28%. The increase of approximately $322,000 resulted from the following increases during the three months ended June 30, 2008 over the same period in 2007: $104,000 increased personnel costs including salaries and fringe benefits; $53,000 increased recruiting expenses due to hiring of a new CFO, V.P. of Marketing and an Engineer; $11,000 increased travel expenses; $56,000 increased marketing expenses in order to develop a market for the DSU product in the U.S.; $26,000 increase in professional fees, taxes and other expenses; and a $72,000 increase in insurance expense.

Interest Income

Interest income was approximately $66,000 for the three months ended June 30, 2008 compared to approximately $8,000 for the three months ended June 30, 2007. The increase of approximately $58,000 is a result of our having in excess of $4 million of investments generating interest income during the three months ended June 30, 2008, compared to none during the comparable period in 2007.

Interest Expense

We incurred no interest expense for the three months ended June 30, 2008 because we had no debt during this period. Interest expense totaled approximately $81,000 for the three months ended June 30, 2007. The prior period interest expense primarily represents approximately $78,000 for the accrued interest liability associated with our 6% Secured Convertible Notes due 2012 (the “Old Notes”), approximately $3,000 of which is associated with the amortization of the debt discount on the Old Notes. In the fourth quarter of 2007, all of our debt securities, including securities we issued on September 19, 2007 in exchange for the Old Notes, were converted into equity. For further information regarding the conversion of these debt securities, please refer to Note 7 to our Consolidated Financial Statements in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Other

Other expense of approximately $8,000 for the three months ended June 30, 2007 includes the impact of the first quarter 2007 change in valuation of the derivative liability associated with the conversion feature of the Old Notes of approximately $7,000. There was no other expense reported in the three months ended June 30, 2008.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

Total revenues for the six months ended June 30, 2008 were approximately $640,000 compared to approximately $644,000 for the six months ended June 30, 2007. Total revenues decreased approximately $4,000 or 1%. Excluding approximately $75,000 of favorable foreign currency exchange impact, the decrease was approximately $79,000. The decrease is due to lower sales of ESRD therapy products in Europe being partially offset by revenue earned on military projects in the United States. The decrease is primarily due to reduced sales of ESRD therapy products in Europe during the 2008 period due to delays in receipt of raw materials, resulting production delays and deferred shipments of ordered product until after quarter end.

Cost of Goods Sold

Cost of goods sold was approximately $400,000 for the six months ended June 30, 2008 compared to approximately $450,000 for the six months ended June 30, 2007. The decrease of approximately $50,000 or 11% in cost of goods sold represents an approximately $102,000 decrease (measured in constant dollars) due to volume, offset by an approximately $52,000 increase due to foreign currency translation. The decrease in volume was primarily due to lower sales of ESRD therapy products in Europe. Costs related to the revenue on military projects are included in R&D expenses.

Research and Development

Research and development expenses were approximately $1,872,000 and $804,000, respectively, for the six months ended June 30, 2008 and June 30, 2007. This increase of approximately $1,068,000 or 133% is primarily due to the expense of conducting a clinical trial in the U.S. for our ESRD therapy products. The clinical trial is required to obtain FDA approval to market the ESRD therapy products in the U.S. Clinical trial fieldwork ended on May 30, 2008.

Depreciation Expense

Depreciation expense was approximately $180,000 for the six months ended June 30, 2008 compared to approximately $167,000 for the six months ended June 30, 2007, an increase of 8%. The increase of $13,000 in depreciation expense represents approximately $22,000 positive impact of foreign currency exchange and a decrease in constant dollar depreciation expense of approximately $9,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,588,000 for the six months ended June 30, 2008 compared to approximately $2,290,000 for the six months ended June 30, 2007, an increase of $298,000 or 13%. The increase of approximately $298,000 resulted from the following increases during the six months ended June 30, 2008 over the same period in 2007, which were offset by a $105,000 reduction in personnel costs including salaries, fringe benefits and deferred compensation: $131,000 increase in recruiting expenses due to hiring of a new CFO, V.P. of Marketing and an Engineer; $56,000 increase in marketing expenses in order to develop a market for the DSU product in the U.S.; $123,000 increase in professional fees, taxes and other expenses; and a $93,000 increase in insurance expense.

Interest Income

Interest income was approximately $158,000 for the six months ended June 30, 2008 compared to approximately $33,000 for the six months ended June 30, 2007. The increase of approximately $125,000 or 379% is due to the increase in investments for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We had in excess of $4 million of investments generating interest income during the six months ended June 30, 2008 compared to none in the comparable period of 2007.

Interest Expense

We incurred no interest expense for the six months ended June 30, 2008, because we had no debt during this period. The interest expense of approximately $168,000 for the six months ended June 30, 2007 primarily represents approximately $154,000 for the accrued interest liability associated with our Old Notes, approximately $8,000 associated with the amortization of the debt discount on the Old Notes and approximately $6,000 for the interest portion of the present value of payments we made to the Receiver for Lancer Offshore, Inc. pursuant to certain settlement arrangements. In the fourth quarter of 2007, all of our debt securities were converted into equity. Debt securities that we had issued on September 19, 2007 in exchange for the Old Notes were converted to equity in November 2007. We made the final payment under our settlement with the Receiver for Lancer Offshore, Inc. in October 2007.

Other income and expenses

Other income in the amount of approximately $158,000 for the six months ended June 30, 2008 resulted from our receipt of New York State Qualified Emerging Technology Company (“QETC”) tax refunds. Other income for the six months ended June 30, 2007 was approximately $1,000.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,640,000 for the six months ended June 30, 2008 compared to approximately $2,531,000 for the six months ended June 30, 2007. Approximately $109,000 more cash was used in operating activities during the six months ended June 30, 2008 than in the six months ended June 30, 2007. This was primarily due to:

•	During the 2008 period, our net loss increased by approximately $883,000;

•	During the 2008 period, adjustments to net loss were approximately $230,000 lower than during the 2007 period;

•	During the 2008 period, our decrease in current assets was approximately $100,000 lower than during the 2007 period; and

•
During the 2008 period, our increase in current liabilities was approximately $1,104,000 higher than during the 2007 period due to higher operating expenses in the 2008 period as compared to the 2007 period.

Net cash provided by investing activities was approximately $592,000 for the six months ended June 30, 2008, compared to net cash provided by investing activities of approximately $2,798,000 for the six months ended June 30, 2007. Our net cash provided by investing activities for the six months ended June 30, 2008 reflects the maturities of short-term investments net of purchases in the amount of approximately $600,000 partially offset by purchases of approximately $8,000 for purchases of computer equipment. For the six months ended June 30, 2007, our $2,798,000 net cash provided by investing activities reflects the maturities of short-term investments in the amount of approximately $2,800,000 partially offset by purchases of $2,000 of equipment.

At June 30, 2008 we held $4.1 million in ARS as a short term investment. We sold our ARS to a third party on July 22, 2008 for $4.1 million. We recorded an Unrealized Holding Gain through earnings for the three months ended June 30, 2008 of approximately $114,000 (the difference between fair value and book value) when we adjusted such investment to fair value, as a result of our reclassification of such investment from Available-for-Sale to Trading Securities. We subsequently reversed the Unrealized Holding Gain and recorded a Realized Gain in July 2008 when the sale transaction was executed.

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

Off-Balance Sheet Arrangements.

We did not engage in any off-balance sheet arrangements during the three and six month periods ended June 30, 2008 and 2007.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II –   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

2008 Annual Meeting

On June 25, 2008, we held our 2008 Annual Meeting of Stockholders (the “Annual Meeting”). The holders of 29,022,229 shares of common stock were present in person or represented by proxy at the Annual Meeting. At the Annual Meeting, our stockholders took the following actions:

1.	Our stockholders elected the following persons to serve as directors for terms of three years, or until their successors are duly elected and qualified. Votes were cast as follows:

	Votes For	Votes Withheld

Arthur H. Amron	28,987,841	34,388

James S. Scibetta	28,988,541	33,688

Mr. Amron and Mr. Scibetta continue to be members of our Board of Directors along with our other directors whose respective terms of office continued beyond the Annual Meeting, namely, Norman J. Barta, Lawrence J. Centella, Paul A. Mieyal and Eric A. Rose, M.D.

2.
Our stockholders approved the appointment of Rothstein Kass & Company, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2008. Votes were cast as follows:

Votes For	Votes Against	Votes Abstained

28,997,680	22,303	2,246

3.
Our stockholders approved the amendment to our 2004 Stock Incentive Plan that increases the total number of shares of common stock that may be granted pursuant to awards under the Plan from 1,300,000 to 2,696,976. Votes were cast as follows:

Votes For	Votes Against	Votes Abstained

25,470,508	448,658	4,600

Item 6. Exhibits.

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 14, 2008	By:	/s/ Norman J. Barta
	Name:	Norman J. Barta
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.