Form 10KSB/A
period 2007-12-31
NEPHROS INC
filed 2008-10-09
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

State issuer’s revenues for fiscal year ended December 31, 2007: $1,196,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $9,204,079 computed by reference to the closing price of the common stock on October 8, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 8, 2008
Common Stock, $.001 par value	38,165,380

The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format YES ☐ NO ☒

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on March 31, 2008.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX 302 Certifications”) that we filed with the original Form 10-KSB had inadvertently omitted the introductory language in paragraph 4 that refers to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting and the subparagraph stating that the certifying officer has designed internal control over financial reporting (or caused it to be designed under his supervision).

The sole purpose of this Amendment No. 1 is to correct paragraph 4 of the SOX 302 Certifications to include the language regarding the design, establishment and maintenance of internal controls over financial reporting. Accordingly, pursuant to Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, and the interpretations thereof published by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission, we are filing this abbreviated Amendment No. 1 to Annual Report on Form 10-KSB/A consisting of a cover page, explanatory note, signature page and paragraphs 1, 2, 4 and 5 of the SOX 302 Certifications.

Except for the changes to the SOX 302 Certifications described above and certain information on the cover page, this Amendment No. 1 on Form 10-KSB/A does not modify or update any other disclosures set forth in our Annual Report on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS INC.

Date: October 9, 2008	By:	/s/ Ernest A. Elgin, III
Ernest A. Elgin, III
President and Chief Executive Officer

In accordance with the Exchange Act, this Amendment No. 1 to Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ernest A. Elgin, III Ernest A. Elgin, III	President and Chief Executive Officer (Principal Executive Officer)	October 9, 2008

/s/ Gerald J. Kochanski Gerald J. Kochanski	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 9, 2008

/s/ Arthur H. Amron Arthur H. Amron	Director	October 9, 2008

/s/ Lawrence J. Centella Lawrence J. Centella	Director	October 9, 2008

/s/ Paul A. Mieyal Paul A. Mieyal	Director	October 9, 2008

/s/ Eric A. Rose, M.D. Eric A. Rose, M.D.	Director	October 9, 2008

/s/ James S. Scibetta James S. Scibetta	Director	October 9, 2008

INDEX OF EXHIBITS FILED WITH THIS AMENDMENT NO. 1

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.