Form 10-K
period 2008-12-31
NEPHROS INC
filed 2009-03-31
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                                to

Commission File Number 001-32288

 NEPHROS, INC.
(Exact name of registrant specified in its charter)

Delaware	13-3971809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 Grand Avenue
 River Edge, NJ 07661
(Address of Principal Executive Offices)

(201) 343-5202
(Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

(Title of Class)
Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $15,417,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the American Stock Exchange on June 30, 2008. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2008.

As of March 27, 2009 there were 38,165,380 shares of the registrant’s common stock, $0.001 par value, outstanding.

NEPHROS, INC. AND SUBSIDIARY

PART I

Item 1. Business

Overview

Founded in 1997, we are a Delaware corporation that has been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD.  In January 2006, we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system, which represents a new and complementary product line to our existing ESRD therapy business.

We currently have three products in various stages of development in the HDF modality to deliver improved therapy to ESRD patients:

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

We have also developed our OLpur HD 190 high-flux dialyzer cartridge, which incorporates the same materials as our OLpur MD series but does not employ our proprietary Mid-Dilution Diafiltration technology. Our OLpur HD190 was designed for use with either hemodialysis or hemodiafiltration machines, and received its approval from the U.S. Food and Drug Administration, or FDA , under Section 510(k) of the Food, Drug and Cosmetic Act, or the FDC Act, in June 2005.

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

We believe that products in our OLpur MDHDF filter series are more effective than any products currently available for ESRD therapy because they are better at removing certain larger toxins (known in the industry as “middle molecules” because of their heavier molecular weight) from blood. The accumulation of middle molecules in the blood has been related to such conditions as malnutrition, impaired cardiac function, carpal tunnel syndrome, and degenerative bone disease in the ESRD patient. We also believe that OLpur H 2 H will, upon introduction, expand the use of HDF as a cost-effective and attractive alternative for ESRD therapy, and that, if approved in 2009, our OLpur H 2 H and MDHDF filters will be the first, and only, HDF therapy available in the United States at that time.

We believe that our products will reduce hospitalization, medication and care costs as well as improve patient health (including reduced drug requirements and improved blood pressure profiles), and therefore, quality of life, by removing a broad range of toxins through a more patient-friendly, better-tolerated process. In addition, independent studies in Europe have indicated that, when compared with dialysis as it is currently offered in the United States, HDF can reduce the patient’s mortality risk by up to 35%. We believe that the OLpur MDHDF filter series and the OLpur H 2 H will provide these benefits to ESRD patients at competitive costs and without the need for ESRD treatment providers to make significant capital expenditures in order to use our products. We also believe that the OLpur NS2000 system, if successfully developed, will be the most cost-effective stand-alone hemodiafiltration system available.

In January 2006, we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpur H 2 H and MD Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With over 5,000 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of October 20, 2006), we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration.

Due to the ongoing concerns of maintaining water quality, on October 7, 2008, we filed a 510(k) application for approval to market our DSU to dialysis clinics for in-line purification of dialysate water.  Following its review of the application, the FDA has requested additional information from us.  On February 24, 2009, we provided a formal response to the FDA.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we are developing a personal potable water purification system for use by warfighters. Work on this project commenced in January 2008 and we have billed $196,000 during the year ended December 31, 2008. In December 2007, the U.S. Department of Defense Appropriations Act appropriated an additional $2 million to continue the development of a dual stage ultra reliable personal water filtration system. Although it is our intention to execute an agreement with the U.S. Department of Defense to utilize this appropriation before it expires in September 2009, such an agreement has not been executed as of December 31, 2008. We have defined the project scope and objectives in connection with this appropriation and have submitted a proposal to the Office of Naval Research in February 2009. We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

Going Concern

The financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses in our operations in each quarter since inception. For the years ended December 31, 2008 and 2007, we have incurred net losses of $6,337,000 and $26,356,000, respectively. In addition, we have not generated positive cash flow from operations for the year ended December 31, 2008 and 2007. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

At December 31, 2008, we had $2,306,000 in cash and cash equivalents. There can be no assurance that our cash and cash equivalents will provide the liquidity we need to continue our operations. (See “Certain Risks and Uncertainties”). These operating plans primarily include the continued development and support of our business in the European market, organizational changes necessary to begin the commercialization of our water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

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

We continue to investigate additional funding opportunities by talking to various potential investors who could provide financing. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms or do so on terms that would not substantially dilute your equity interests in us.  If we are unable to raise additional funds on a timely basis, or at all, the Company will not be able to continue its operations.

In addition, on September 12, 2008, we received a letter from the NYSE Alternext US LLC (formerly, the American Stock Exchange or “AMEX”) notifying us of our noncompliance with certain continued listing standards.  The following are the listing standards that we were in noncompliance of:

•
Section 1003(a)(iii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $6,000,000 if such issuer has sustained net losses in its five most recent fiscal years;

•
Section 1003(a)(ii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $4,000,000 if such issuer has sustained net losses in its three of its four most recent fiscal years; and

•	Section 1003(f)(v), which states AMEX will normally consider suspending dealings in, or removing from the list, common stock that sells for a substantial period of time at a low price per share.

In response to that letter, we submitted a plan of compliance to the AMEX on October 13, 2008 advising the AMEX of the actions we have taken, or will take, that would bring us into compliance with the continued listing standards by April 30, 2009.

Subsequent to December 31, 2008, on January 8, 2009, we received a letter from the AMEX notifying us that it was rejecting our plan.  The AMEX further notified us that the AMEX intends to strike the common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission pursuant to Rule 1009(d) of the AMEX Company Guide.  Given the turmoil in the capital markets, we have decided not to seek an appeal of the AMEX’s intention to delist our common stock.

On January 22, 2009, we were informed by the AMEX that the AMEX had suspended trading in our common stock effective immediately.  Immediately following the notification, our common stock was no longer traded on the AMEX.

Effective February 4, 2009, our common stock is now quoted on the Over the Counter, or OTC, Bulletin Board under the symbol “NEPH.OB”.

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

•	Dialysis
o
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

•	Hemofiltration is a cleansing process without dialysate solution where blood is passed through a semi-permeable membrane, which filters out solute particles.
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

We have initiated longer term clinical studies in the United Kingdom, France, Germany, Italy and Spain to further demonstrate the therapeutic benefits of our OLpur MDHDF filter series. A multi-center study was started in March 2005. This study encompassed seven centers in France, five centers in Germany and one center in Sweden. Also commencing in 2005 were studies in the United Kingdom and in Italy. A three-month study was conducted in Spain. All enrolled patients in the multi-center and Spain studies completed the investigational period with the Nephros OLpur MDHDF filter devices. Initial data is very positive, demonstrating improved low-molecular weight protein removal, improvements in appetite, an overall improved distribution of fluids and body composition, and optimal toxin removal and treatment tolerance for patients suffering from limited vascular access. Data was presented at the American Society of Nephrology meeting held in November 2006. A complete manuscript of the entire multi-center study is expected to be submitted for publication in a reputable journal in 2010.

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

We initiated marketing of our OLpur MD190 in our Target European Market in March 2004.  We have established a sales presence in countries throughout our Target European Market, mainly through distributors, and we have developed marketing material in the relevant local languages. We also attend trade shows where we promote our product to several thousand people from the industry. Our OLpur MD220 is a new product that we began selling in our Target European Market in 2006. The OLpur MD220 employs the same technology as our OLpur MD190, but contains a larger surface area of fiber. Because of its larger surface area, the OLpur MD220 may provide greater clearance of certain toxins than the OLpur MD190, and is suitable for patients of larger body mass.

We are currently offering the OLpur MD190 and OLpur MD220 at a price comparable to the existing “high performance” dialyzers sold in the relevant market. We are unable at this time to determine what the market prices will be in the future.

In the first quarter of 2007, we received approval from the FDA for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We have submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

OLpur HD190

OLpur HD190 is our high-flux dialyzer cartridge, designed for use with either hemodialysis or hemodiafiltration machines. The OLpur HD190 incorporates the same materials as our OLpur MD190, but lacks our proprietary mid-dilution architecture.

OLpur H2H

OLpur H2H is our add-on module that converts the most common types of hemodialysis machines — that is, those with volumetric ultrafiltration control — into HDF-capable machines allowing them to use our OLpur MDHDF filter. We have completed our OLpur H 2 H design and laboratory bench testing, all of which were conducted by members of our research and development staff. Our design verification of the OLpur H 2 H was completed making the device ready for U.S. clinical trial. With the filing of the 501(k) applications in November 2008, we hope to achieve U.S. regulatory approval and market introduction of both products during the first half of 2009. Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

OLpur NS2000

OLpur NS2000 is our standalone HDF machine and associated filter technology, which is in the development stage. The OLpur NS2000 will use a basic HDF platform which will incorporate our H 2 H technology including our proprietary substitution fluid systems.

We have also designed and developed proprietary substitution fluid filter cartridges for use with the OLpur NS2000, which have been subjected to pre-manufacturing testing. We will need to obtain the relevant regulatory clearances prior to any market introduction of our OLpur NS2000 in the United States.

Our Water Filtration Product

In January 2006, we introduced our Dual Stage Ultrafilter, or DSU, water filtration system. The DSU incorporates our unique and proprietary dual stage filter architecture. Our research and development work on the OLpur H 2 H and MD filter technologies for ESRD therapy provided the foundations for a proprietarymulti-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to various contaminated water and infection control issues. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. We believe our DSU offers four distinct advantages over competitors in the water filtration marketplace:

1)
the DSU is, to our knowledge, the only water filter that provides the user with a simple sight verification that the filter is properly performing its cleansing function due to our unique dual-stage architecture;

2)	the DSU filters finer biological contaminants than other filters of which we are aware in the water filtration marketplace;
3)	the DSU filters relatively large volumes of water before requiring replacement; and
4)	the DSU continues to protect the user even if the flow is reduced by contaminant volumes, because contaminants do not cross the filtration medium.

With over 5,000 registered hospitals in the United States alone, we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration. We have established a goal in 2009 and 2010 to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products.

Due to the ongoing concerns of maintaining water quality, on October 7, 2008, we filed a 510(k) application for approval to market our DSU to dialysis clinics for in-line purification of dialysate water.  Following its review of the application, the FDA has requested additional information from us.  On February 24, 2009, we provided a formal response to the FDA.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we are developing a personal potable water purification system for use by warfighters. Work on this project commenced in January 2008 and we have billed $196,000 during the year ended December 31, 2008. In December 2007, the U.S. Department of Defense Appropriations Act appropriated an additional $2 million to continue the development of a dual stage ultra reliable personal water filtration system. Although it is our intention to execute an agreement with the U.S. Department of Defense to utilize this appropriation before it expires in September 2009, such an agreement has not been executed as of December 31, 2008. We have defined the project scope and objectives in connection with this appropriation and have submitted a proposal to the Office of Naval Research in February 2009. We have introduced the DSU to various government agencies as one of the solutions of providing potable water in certain emergency response situations. We have begun investigating a range of commercial, industrial and retail opportunities for our DSU technology. We have completed an in-hospital study to demonstrate the efficacy of the DSU, and are currently seeking to publish this study in a relevant publication of substantial distribution.

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

Convert Existing Hemodialysis Machines to Hemodiafiltration:  Upon completion of the appropriate documentation for our OLpur H 2 H technology, we plan to apply for CE marking for our OLpur H 2 H during 2010. We plan to complete our regulatory approval processes in the United States for both our OLpur MDHDF filter series and our OLpur H 2 H in 2009. If successfully approved, our OLpur H 2 H product will enable HDF therapy using the most common types of hemodialysis machines together with our OLpur MDHDF filters. Our goal is to achieve market penetration by offering the OLpur H2H for use by healthcare providers inexpensively, thus permitting the providers to use the OLpur H 2 H without a large initial capital outlay. We do not expect to generate significant positive margins from sales of OLpur H 2 H. We believe H 2 H will provide a basis for more MDHDF filter sales. We believe that, if approved in 2009, our OLpur H 2 H and MDHDF filters will be the first, and only, HDF therapy available in the United States at that time.

Upgrade Dialysis Clinics to OLpur NS2000:  We believe the introduction of the OLpur NS2000 will represent a further upgrade in performance for dialysis clinics by offering a cost-effective stand-alone HDF solution that incorporates the benefits of our OLpur H 2 H technology. We believe dialysis clinics will entertain OLpur NS2000 as an alternative to their current technology at such dialysis clinic’s machine replacement point.

Develop a Foothold in the Healthcare Arena by Offering our DSU as a Means to Control Environment-Acquired Infections:  We believe our DSU offers an effective, and cost-effective, solution in conquering certain infection control issues faced by hospitals, nursing homes, assisted living facilities and other patient environments where chemical or heat alternatives have typically failed to adequately address the problem. The DSU provides for simple implementation without large capital expenses. We have established a goal in 2009 and 2010 to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products.

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

Explore Complementary Product Opportunities:  Where appropriate, we are also seeking to leverage our technologies and expertise by applying them to new markets. Our H 2 H has potential applications in acute patient care and controlled provision of ultrapure fluids in the field. Our DSU represents a new and complementary product line to our existing ESRD therapy business; we believe the Nephros DSU can offer a robust solution to a broad range of contaminated water and infection control issues.

Manufacturing and Suppliers

We do not intend to manufacture any of our products or components. We have entered into an agreement dated May 12, 2003, with a contract manufacturer (“CM”) to assemble and produce our OLpur MD190, MD220 or other filter products at our option. The agreement requires us to utilize this CM to manufacture the OLpur MD190s and MD220s or other filter products that we directly market in Europe, or are marketed by our distributor. In addition, our CM will be given first consideration in good faith for the manufacture of OLpur MD190s, MD220s or other filter products that we do not directly market. No less than semiannually, our CM will provide a report to representatives of both parties to the agreement detailing any technical know-how that they have developed that would permit them to manufacture the filter products less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the filter products manufactured in any given year exceeds 5%, then the CM will reimburse us up to half of the cost of the quantity of fiber represented by excess wastage. The CM will manufacture the OLpur MD190 or other filter products in accordance with the quality standards outlined in the agreement. Upon recall of any OLpur MD190 or other filter product due to manufactured products that fail to conform to the required specifications or having failed to manufacture one or more products in accordance with any applicable laws, the CM will be responsible for the cost of recall. The agreement also requires that we maintain certain minimum product-liability insurance coverage and that we indemnify our CM against certain liabilities arising out of our products that they manufacture, providing they do not arise out of the CM’s breach of the agreement, negligence or willful misconduct. The term of the agreement is through May 12, 2009, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party. Although we have no separate agreement with respect to such activities, our CM has also been manufacturing our H 2 H filters and DSU in limited quantities.

We also entered into an agreement in December 2003, and amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications like dialysis, to continue to produce the fiber for the OLpur MDHDF filter series. Pursuant to the agreement, FS is our exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories through September 2009. Notwithstanding the exclusivity provisions, we may purchase membranes from other providers if FS is unable to timely satisfy our orders. If and when the volume-discount pricing provisions of our agreement with FS become applicable, for each period we will record inventory and cost of goods sold for our fiber requirements pursuant to our agreement with FS based on the volume-discounted price level applicable to the actual year-to-date cumulative orders at the end of such period. If, at the end of any subsequent period in the same calendar year, actual year-to-date cumulative orders entitle us to a greater volume-discount for such calendar year, then we will adjust inventory and cumulative cost of goods sold amounts quarterly throughout the calendar year to reflect the greater volume-discount. In August 2006, FS awarded us temporary pricing concessions until June 2007. We are currently negotiating with FS regarding pricing for purchases incurred from June 2007 to present, as well as future product pricing.

Sales and Marketing

We have established our own sales and marketing organization and distributor network to sell ESRD products in our Target European Market and, subject to regulatory approval, intend to establish a similar arrangement in the United States. Our sales and marketing staff has experience in both these geographic areas.

We have established a customer service and financial processing facility in Dublin, Ireland, with multi-lingual customer support available to our customer base in our Target European Market. We have also initiated and completed various clinical studies designed to continue our evaluation of effectiveness of the OLpur MDHDF filters when used on ESRD patients in our Target European Market. These studies are intended to provide us, and have provided us, with valuable information regarding the efficacy of our product and an opportunity to introduce OLpur MDHDF filters to medical institutions in our Target European Market. We have engaged a medical advisor to help us in structuring our clinical study protocols and to support physicians’ technical inquiries regarding our products.

We are marketing our ESRD products primarily to healthcare providers such as hospitals, dialysis clinics, managed care organizations, and nephrology physician groups. We ship our products to these customers both directly from our manufacturer, where this is cost-effective, our distributors, and a public warehouse facility in the U.S.

Our New Jersey office oversees sales and marketing activity of our DSU products. We are in discussions with several medical products and filtration products suppliers to act as non-exclusive distributors of our DSU products to medical institutions. For each prospective market for our DSU products, we are pursuing alliance opportunities for joint product development and distribution. Our DSU manufacturer in Europe shares certain intellectual property rights with us for one of our DSU designs.

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

In the area of water filtration, we have finalized our initial water filtration product line for the healthcare sector and are looking to develop a point-of-use home water filter product for emergency use such as when municipal water boil alerts are issued. As part of this development, we aim to ensure our water filtration products meet customer needs for various applications. In November 2007, we successfully received a contract to perform research for the Office of Naval Research estimated at $866,000 and have been working with the United States Marine Corps Warfighting Laboratory to develop a portable personal water purification system. We have invoiced the Office of Naval Research a total of $196,000 in 2008 and will continue to do so through the end of the contract period in 2009 for reimbursement of our costs in accordance with the contract. We expect costs to include our internal labor hours worked, material, travel and testing costs incurred, subcontractor costs and indirect costs, subject to contract limitations. In December 2007, the 2008 U.S. Department of Defense Appropriations Act allocated an additional $2 million to continue the development of our dual stage ultra reliable personal water filtration.  We submitted a formal proposal to the Office of Naval Research in February 2009 to secure a contract to use the funds allocated in the 2008 U.S. Department of Defense Appropriations Act.

Our research and development expenditures were primarily related to development expenses associated with the H 2 H machine and salary expense for the years ended December 31, 2008 and 2007 and were $2,073,000 and $1,920,000, respectively.

Competition

The dialyzer and renal replacement therapy market is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical needs of physicians and nephrologists, improve patient outcomes and remain cost-effective for payors.

We compete with other suppliers of ESRD therapies, supplies and services. These suppliers include Fresenius Medical Care AG, and Gambro AB, currently two of the primary machine manufacturers in hemodialysis. At present, Fresenius Medical Care AG and Gambro AB also manufacture HDF machines.

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

We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products and may be subject to invalidation claims. Our U.S. patents for the “Method and Apparatus for Efficient Hemodiafiltration” and for the “Dual-Stage Filtration Cartridge,” have claims that cover the OLpur MDHDF filter series and the method of hemodiafiltration employed in the operation of the products. Although there are pending applications with claims to the present embodiments of the OLpur H 2 H and the OLpur NS2000 products, these products are still in the development stage and we cannot determine if the applications (or the patents that we may issue on them) will also cover the ultimate commercial embodiment of these products. In addition, technological developments in ESRD therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated. We have applied for patents on our DSU water filtration products to cover various applications in residential, commercial, and remote environments.

As of January 2009, we have fifteen issued U.S. patents; one issued Eurasian patent; three Mexican patents, four South Korean patents, three Russian patents, four Chinese patents, five French patents, five German patents, four Israeli patents, four Italian patents, one Spanish patent, five United Kingdom patents, six Japanese patents, two Hong Kong patents, and five Canadian patents. Our issued U.S. patents expire between 2018 and 2022. In addition, we have four pending U.S. patent applications, ten pending patent applications in Canada, eight pending patent applications in the European Patent Office, five pending patent applications in Brazil, three pending patent applications in China, nine pending patent applications in Japan, three pending patent applications in Mexico, one pending patent application in South Korea, one pending patent application in Hong Kong, two pending patent applications in India, two pending patent applications in Israel and one pending patent application in Australia.. Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal. We also have pending patent applications on our DSU water filtration system.

We have filed U.S. and International patent applications for a redundant ultra filtration device that was jointly invented by onr of our employees and an employee of our CM. We and are CM are negotiating commercial arrangements pertaining to the invention and the patent applications.

Trademarks

As of December 31, 2008, we secured registrations of the trademarks CENTRAPUR, H2H, OLpur and the Arrows Logo in the European Union. Applications for these trademarks are pending registration in the United States. We also have applications for registration of a number of other marks pending in the United States Patent and Trademark Office.

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

We expect that all of our ESRD therapy products and our DSU will be categorized as Class II devices and that these products will not require clearance of pre-market approval applications under Section 515 of the FDC Act, but will be eligible for marketing clearance through the pre-market notification process under Section 510(k). We have determined that we are eligible to utilize the Section 510(k) pre-market notification process based upon our ESRD therapy and DSU products’ substantial equivalence to previously legally marketed devices in the United States. However, we cannot assure you:

•	that we will not need to reevaluate the applicability of the Section 510(k) pre-market notification process to our ESRD therapy and DSU products in the future;
•	that the FDA will agree with our determination that we are eligible to use the Section 510(k) pre-market notification process; or
•	that the FDA will not in the future require us to submit a Section 515 pre-market approval application, which would be a more costly, lengthy and uncertain approval process.

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

For any devices cleared through the Section 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new Section 510(k) pre-market notification submission. Accordingly, if we do obtain Section 510(k) pre-market clearance for any of our ESRD therapy and DSU products, we will need to submit another Section 510(k) pre-market notification if we significantly affect that product’s safety or effectiveness through subsequent modifications or enhancements.

If human clinical trials of a device are required in connection with a Section 510(k) notification and the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or distributor of the device) will need to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing and/or laboratory bench testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as specified in the IDE. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of subjects. We submitted our original IDE application to the FDA for our OLpur H 2 H hemodiafiltration module and OLpur MD220 filter in May 2006. The FDA answered our application with additional questions in June 2006, and we submitted responses to the FDA questions in December 2006. In January 2007, we received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H 2 H hemodiafiltration module and OLpur MD220 hemodiafilter. In March 2007, we received full approval on our IDE application from the FDA to begin human clinical trials of our OLpur H 2 H hemodiafiltration module and OLpur MD220 hemodiafilter. We completed the patient treatment phase of our clinical trials during the second quarter of 2008 and filed our 510(k) applications with respect to the OLpur MDHDF filter series and the OLpur H 2 H module in November 2008.  No IDE was required for our DSU product.  We hope to achieve U.S. regulatory approval of all products during the first half of 2009.  Following its review of our applications, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

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

Before the FDA approves a Section 510(k) pre-market notification, the FDA is likely to inspect the relevant manufacturing facilities and processes to ensure their continued compliance with QSR. Although some of the manufacturing facilities and processes that we expect to use to manufacture our ESRD and DSU filters have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not all been inspected by the FDA. Similarly, although some of the facilities and processes that we expect to use to manufacture our OLpur H 2 H have been inspected by the FDA, they have not all been inspected by any notified body. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. Even after the FDA has cleared a Section 510(k) submission, it will periodically inspect the manufacturing facilities and processes for compliance with QSR. In addition, in the event that additional manufacturing sites are added or manufacturing processes are changed, such new facilities and processes are also subject to FDA inspection for compliance with QSR. The manufacturing facilities and processes that will be used to manufacture our products have not yet been inspected by the FDA for compliance with QSR. We cannot assure you that the facilities and processes used by us will be found to comply with QSR and there is a risk that clearance or approval will, therefore, be delayed by the FDA until such compliance is achieved.

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

The regulatory approach necessary to demonstrate to the European Union that the organization has the ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices requires the certification of a full quality management system by a notified body. We engaged TÜV Rheinland of North America, Inc. (“TÜV Rheinland”) as the notified body to assist us in obtaining certification to the International Organization for Standardization, or ISO, 13485/2003 standard, which demonstrates the presence of a quality management system that can be used by an organization for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

Product Liability and Insurance

The production, marketing and sale of kidney dialysis products have an inherent risk of liability in the event of product failure or claim of harm caused by product operation. We have acquired product liability insurance for our products in the amount of $5 million. A successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, any claim against us could generate negative publicity, which could decrease the demand for our products, our ability to generate revenues and our profitability.

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

Employees

As of December 31, 2008, we employed a total of 11 employees, 9 of whom were full time and 2 who are employed on a part-time basis. We also engaged 2 consultants on an ongoing basis. Of the 13 total employees and consultants, 5 were employed in a sales/marketing/customer support capacity, 4 in general and administrative and 4 in research and development.

Recent Developments

In March 2007, we received full approval on our IDE application from the FDA to begin human clinical trials of our OLpur H 2 H hemodiafiltration module and OLpur MD220 hemodiafilter. We obtained approval from the IRBs and completed the clinical trial near the end of the second quarter in 2008. The clinical data was complied, analyzed, summarized and submitted with our FDA 510(k) in November 2008.  Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

Item 2. Properties

Our U.S. facilities are located at 41 Grand Avenue, River Edge, New Jersey, 07661 and consist of approximately 4,688 square feet of space.  The term of the rental agreement is for three years commencing December 2008 with a monthly cost of approximately $7,423. We use our facilities to house our corporate headquarters and research facilities.

Our facilities in our Target European Market are currently located at 6 Eaton House, Main Street, Rathcoole, Co. Dublin and consist of approximately 650 square feet of space.  The lease agreement was entered into on November 30, 2008.  The lease term is 6 months beginning March 1, 2009 and is renewable based on business views.  Our monthly cost will be 735 Euro (approximately $1,000).  We use our facilities to house our accounting, operations and customer service departments. We believe this space will be adequate to meet our needs. We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

A former employee in France filed a claim in October 2008 stating that he is due 30,000 Euro or approximately $42,000 in back wages.  The individual left the Company four years ago and signed a Separation Agreement which stated the Company had no further liability to the individual.  Our attorney has advised us that the Separation Agreement is valid and should preclude us from having any liability.  The matter will be heard before a French court sometime in 2009.  No date has been set at this time.

There are no other currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject. Please refer to the “Risks Related to Our Company” section of this Report for a discussion of certain threatened litigation and please refer to “Note 12 to the Condensed Consolidated Financial Statements” for a discussion of certain settlement arrangements.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company was informed on January 22, 2009 that the AMEX had suspended trading of the Company’s common stock effective immediately.  Until such date, our common stock had been trading on the AMEX under the symbol NEP. The following table sets forth the high and low sales prices for our common stock as reported on the AMEX for each quarter within the years ended December 31, 2008 and 2007.

Quarter Ended	High	Low
March 31, 2007	$2.59	$1.40
June 30, 2007	$1.84	$1.05
September 30, 2007	$1.45	$0.45
December 31, 2007	$1.88	$0.45
March 31, 2008	$1.60	$.33
June 30, 2008	$.97	$.50
September 30, 2008	$.65	$.24
December 31, 2008	$.48	$.05

Effective February 4, 2009, our common stock is now quoted on the OTC Bulletin Board under the symbol “NEPH.OB”.

As of March 20, 2009, there were approximately 37 holders of record and approximately 850 beneficial holders of our common stock.

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

The information set forth in Part III, Item 12 of this Annual Report on Form 10-K relating to our equity compensation plans is hereby incorporated by reference to this Item 5.

Item 7. Management’s Discussion and Analysis or Plan of Operation

Business Overview

Since our inception in April 1997, we have been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpur MD190 and MD220, which are dialyzers (our “OLpur MDHDF Filter Series”), OLpur H 2 H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines. We began selling our OLpur MD190 dialyzer in some parts of our Target European Market (consisting of France, Germany, Ireland, Italy and the United Kingdom (U.K.), as well as Cyprus, Denmark, Greece, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland) in March 2004, and have developed units suitable for clinical evaluation for our OLpur H 2 H product. We are developing our OLpur NS2000 product by modifying an existing HDF platform and incorporating our proprietary H 2 H technology.

To date, we have devoted most of our efforts to research, clinical development, seeking regulatory approval for our ESRD products, establishing manufacturing and marketing relationships and establishing our own marketing and sales support staff for the development, production and sale of our ESRD therapy products in our Target European Market and the United States upon their approval by appropriate regulatory authorities. We submitted to the FDA for our 510(k) application in November 2008 for approval of our OLpūr H2H module and OLpūr MD 220 filter and expect to obtain approval in 2009. Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

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

In the fourth quarter of 2008, we also filed a 510(k) with US FDA for approval to use DSU product with reverse osmosis (RO) water systems found within dialysis centers and hospitals.  Due the nature of this application our DSU will be categorized as a medical device and therefore requires a 510(k).  While waiting for both ESRD and DSU 510(k)s we redirected much of our resources to our sales and marketing efforts of our DSU product here in the US in its non-medical device applications. Our goal is to expand distribution to the hospital market and identify other short term applications.  Following its review of the application, the FDA has requested additional information from us.  On February 24, 2009, we provided a formal response to the FDA.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we are developing a personal potable water purification system for use by warfighters. Work on this project commenced in January 2008 and we have billed $196,000 during the year ended December 31, 2008. In December 2007, the U.S. Department of Defense Appropriations Act appropriated an additional $2 million to continue the development of a dual stage ultra reliable personal water filtration system. Although it is our intention to execute an agreement with the U.S. Department of Defense to utilize this appropriation before it expires in September 2009, such an agreement has not been executed as of December 31, 2008.  We have defined the project scope and objectives in connection with this appropriation and have submitted a proposal to the Office of Naval Research in February 2009.

Since our inception, we have incurred annual net losses. As of December 31, 2008, we had an accumulated deficit of $87,949,000, and we expect to incur additional losses in the foreseeable future. We recognized net losses of $6,337,000 and $26,356,000 for the years ended December 31, 2008 and 2007, respectively.

Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through December 31, 2008, we received net offering proceeds from private sales of equity and debt securities and from the initial public offering of our common stock (after deducting underwriters’ discounts, commissions and expenses, and our offering expenses) of approximately $52.0 million in the aggregate. An additional source of finances was our license agreement with Asahi, pursuant to which we received an up front license fee of $1.75 million in March 2005.

The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

1)	the completion and success of additional clinical trials;
2)	receiving regulatory approval for each of our ESRD therapy products and our DSU product in our target territories;
3)	the market acceptance of HDF therapy in the United States and of our technologies and products in each of our target markets;
4)	our ability to effectively and efficiently manufacture, market and distribute our products;
5)	our ability to sell our products at competitive prices which exceed our per unit costs;
6)	the consolidation of dialysis clinics into larger clinical groups; and
7)	the current U.S. healthcare plan is to bundle reimbursement for dialysis treatment which may force dialysis clinics to change therapies due to financial reasons.

To the extent we are unable to succeed in accomplishing (1) through (7), our sales could be lower than expected and dramatically impair our ability to generate income from operations. With respect to (6), the impact could either be positive, in the case where dialysis clinics consolidate into independent chains, or negative, in the case where competitors acquire these dialysis clinics and use their own products, as competitors have historically tended to use their own products in clinics they have acquired.

NYSE Alternext US LLC (formerly, the American Stock Exchange or “AMEX”) Issues

On September 27, 2007, we received a warning letter from the AMEX stating that the staff of the AMEX Listing Qualifications Department had determined that we were not in compliance with Section 121B(2)(c) of the AMEX Company Guide requiring that at least 50% of the directors of our Company’s board of directors are independent directors. This non-compliance was due to the fact that William J. Fox, Judy Slotkin, W. Townsend Ziebold and Howard Davis resigned from our board of directors on September 19, 2007, concurrently with the appointment of Paul Mieyal and Arthur Amron to the board of directors, in accordance with our September 2007 financing. Consequently, our board of directors consisted of five directors, two of whom were independent. The AMEX had given us until December 26, 2007 to regain compliance with the independence requirements. On November 16, 2007, James S. Scibetta was appointed to serve as an independent director on our board of directors. On December 5, 2007, we received a letter from the AMEX acknowledging that we had resolved the continued listing deficiency identified in their September 27, 2007 letter.

On September 12, 2008, we received a letter from the AMEX notifying us of our noncompliance with certain continued listing standards.  The following are the listing standards that we were in noncompliance of:

•
Section 1003(a)(iii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $6,000,000 if such issuer has sustained net losses in its five most recent fiscal years;

•
Section 1003(a)(ii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $4,000,000 if such issuer has sustained net losses in its three of its four most recent fiscal years; and

•	Section 1003(f)(v), which states AMEX will normally consider suspending dealings in, or removing from the list, common stock that sells for a substantial period of time at a low price per share.

In response to that letter, we submitted a plan of compliance to the AMEX on October 13, 2008 advising the AMEX of the actions we have taken, or will take, that would bring us into compliance with the continued listing standards by April 30, 2009.

Subsequent to December 31, 2008, on January 8, 2009, we received a letter from the AMEX notifying us that it was rejecting our plan.  The AMEX further notified us that the AMEX intends to strike the common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission pursuant to Rule 1009(d) of the AMEX Company Guide.  Given the turmoil in the capital markets, we have decided not to seek an appeal of the AMEX’s intention to delist our common stock.

On January 22, 2009, we were informed by the AMEX that the AMEX had suspended trading in our common stock effective immediately.  Immediately following the notification, our common stock was no longer traded on the AMEX.

Effective February 4, 2009, our common stock is now quoted on the Over the Counter (“OTC”) Bulletin Board under the symbol “NEPH.OB”.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No.157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The disclosures required under SFAS 157 are set forth in Note 2 to the consolidated financial statements. We are currently in the process of evaluating the effect, if any, that the adoption of FSP 157-2 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. We adopted SFAS 159 on January 1, 2008 resulting in no material impact to our consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS 141R on our consolidated financial statements will be dependent on the nature and terms of any business combinations that occur after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We have evaluated SFAS 161 and have determined that it will have no impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 was issued to help companies that may not have adequate exercise history to estimate expected terms for future grants. The application of SAB 110 did not have a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this annual report on Form 10-K, we believe that the following accounting policies require the application of significant judgments and estimates.

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

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criterion of SAB No. 104 are met. Product revenue is recorded net of returns and allowances.  All costs and duties relating to delivery are absorbed by Nephros. All shipments are currently received directly by the Company’s customers.

Stock-Based Compensation

We account for stock-based compensation under the provisions of SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.  For stock awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Accounts Receivable

We provide credit terms to our customers in connection with purchases of our products. We periodically review customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect our best estimate of potential losses.

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

The Fiscal Year Ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007

Product Revenues

Total product revenues for the year ended December 31, 2008 were $1,473,000 compared to $1,196,000 for the year ended December 31, 2007. The $277,000, or 23.2%, increase is primarily due to $196,000 related to revenue generated from the Office of Naval Research project in the United States.  The Company began work on this project in 2008.  An increase of $33,000 or 3% was related to sales of the OLpūr MD190 and MD220 Dialyzers in Europe. Sales of the OLpūr MD190 and MD220 Dialyzers increased only 1.4% in number of units during 2008 in Europe however, a negative price variance of $42,000 was incurred due to the sale of reworked units at a discounted price.  A favorable currency exchange contributed $75,000 to the change in 2008 revenue compared to 2007.  In addition, revenues in the United States increased by $49,000 from sales of the Dual Stage Ultrafilter (the “DSU”) water filter. The DSU represents a new and complementary product line introduced in 2008 and the Company had no revenues generated from it during 2007.

Cost of Goods Sold

Cost of goods sold was $1,064,000 for the year ended December 31, 2008 compared to $876,000 for the year ended December 31, 2007. The $188,000, or 21.5%, increase in cost of goods sold is primarily due to an increase of $141,000 related to the sales of the Dual Stage Ultrafilter (the “DSU”) water filters in the United States.  The DSU represents a new and complementary product line introduced in 2008.  The Company did not recognize any revenue or related cost of goods sold for the year ended December 31, 2007.  The cost of the OLpūr MD190 and MD220 Dialyzers sold in Europe for the year ended December 31, 2008 increased by $47,000, or 5.4%, over the comparable period in 2007.  This increase was due to higher manufacturing costs of $50,000 primarily due to an unfavorable currency exchange offset by a reduction in freight costs of $3,000 due to the discontinued use of a public warehouse.

Research and Development

Research and development expenses were $1,977,000 for the year ended December 31, 2008 compared to $1,920,000 for the year ended December 31, 2007, an increase of $57,000 or 3.0%. This increase consists of $564,000 related to a clinical trial conducted during 2008 and $17,000 related to development spending for the DSU water filter offset by reductions of $287,000 in personnel costs and $241,000 in machine development expenditures during 2008 compared to 2007.

Depreciation and Amortization Expense

Depreciation expense was $447,000, for the year ended December 31, 2008 compared to $352,000 for the year ended December 31, 2007, an increase of $95,000, or 27.0%. This increase is due to the acquisition of a DSU Mold in 2008, which contributed $36,000 of depreciation for the year ended December 31, 2008.  An additional $59,000 recorded in 2008 is related to depreciation on furniture and fixtures and tooling to reflect the assessed utility of these assets as of December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,702,000 for the year ended December 31, 2008 compared to $5,527,000 for the year ended December 31, 2007, a decrease of $825,000 or 14.9%. The decrease is primarily due to the following:

•
Selling expenses were $624,000 for the year ended December 31, 2008 compared to $451,000 for the year ended December 31, 2007, an increase of $173,000, or 38.4%. The increase in personnel costs of $73,000 and $100,000 in marketing expenditures during 2008 compared to the comparable period in 2007 were the primary reasons. This increase reflects the Company’ investment in Marketing during fiscal year 2008 in order to establish corporate identity, improve the Company’s website and advertise the merits of the DSU water filtration system.

•
General and administrative expenses were $4,078,000 for the year ended December 31, 2008 compared to $5,076,000 for the year ended December 31, 2007, a decrease of $998,000, or 19.7%, primarily due to factors impacting professional service fees and compensation expense.  The decrease is due to the following reductions in 2008 spending compared to 2007: personnel costs reduced by $150,000; deferred compensation costs reduced by $433,000; audit and legal fees reduced by $524,000; underwriting fees reduced by $140,000.  These decreases were offset by the following increases in 2008 spending compared to 2007: recruiting fees of $148,000; directors’ fees of $46,000; regulatory fees of $34,000; insurance fees of $27,000; facility costs of $20,000 and moving costs of $16,000.

Interest Income

Interest income was $199,000 for the year ended December 31, 2008 compared to $138,000 for the year ended December 31, 2007. The increase of $61,000, or 44%, reflects the impact of having additional cash on hand during 2008 compared to 2007.  The additional cash resulted from the private investment in public equity executed in September 2007.

Interest Expense

No interest expense was incurred during 2008 as a result of the Company not having any outstanding debt during the fiscal 2008.   Interest expense totaled $535,000 for the year ended December 31, 2007.  The related debt was converted to equity as a result of the private investment in public equity that was executed in September 2007.

Interest expense for the year ended December 31, 2007 consisted of:

•	$498,000 in connection with the New Notes;
•	$37,000 associated with the present value impact of $400,000 of payments made during such period under our settlement agreement with the Receiver for Lancer Offshore, Inc.;

Amortization of Beneficial Conversion Feature

There was no amortization of beneficial conversion feature for the year ended December 31, 2008.

Expense due to amortization of beneficial conversion feature for the year ended December 31, 2007 consisted of beneficial conversion features of $13,429,000 associated with the Series A and Series B 10% Secured Convertible Notes due 2008 (the “New Notes”). The beneficial conversion feature is the difference between the conversion price of the New Notes ($0.706 per share) and the market price of our common stock on the commitment date ($1.35 per share) multiplied by the number of shares to be received on conversion of the note. The beneficial conversion feature is amortized over the life of the note or expensed in total at the time the note is converted into stock. Since the New Notes were both issued and converted in full during fiscal 2007, we expensed the entire beneficial conversion feature associated with the New Notes during such period.

Amortization of Debt Discount

There was no amortization of debt discount for the year ended December 31, 2008.

Amortization of debt discount totaled $4,556,000 for the year ended December 31, 2007.  Amortization of debt discount for the year ended December 31, 2007 consisted of amortization of the debt discounts on the New Notes of $4,548,000 and amortization of the debt discount on the 6% Secured Convertible Notes due 2012 (the “Old Notes”) of $8,000. The value assigned to the warrants attached to the Series A notes is recorded as a discount on the notes they are attached to. The Series B note issued in exchange for the Old Notes was recorded at a discount to record the New Note at fair market value. The debt discounts are amortized over the life of the notes or expensed in total at the time the note is converted into stock. Since the New Notes were both issued and converted in full during fiscal 2007, we expensed the entire debt discount associated with the New Notes during such period.

Amortization of Deferred Financing Costs

There was no amortization of deferred financing costs for the year ended December 31, 2008.

Amortization of deferred financing costs totaled $992,000 for the year ended December 31, 2007.

Impairment of Auction Rate Securities and Gain on sale of investments

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

Based upon an analysis of other-than-temporary impairment factors, the Company wrote down ARS with an original par value of 4,400,000 to an estimated fair value of $4,286,000 as of March 31, 2008. The Company reviewed impairments associated with the above in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1/124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.” The Company determined the ARS classification to be “other-than-temporary,” and charged an impairment loss of $114,000 on the ARS to its results of operations for the three months ended March 31, 2008.

During the three months ended June 30, 2008, $300,000 of principal on the Company’s ARS had been paid back by the debtor, resulting in the Company’s investment in ARS having decreased from $4,400,000 to $4,100,000 (par value) at June 30, 2008.  The net book value of the Company’s ARS at June 30, 2008 was $3,986,000 million, due to the approximate $114,000 impairment recorded at March 31, 2008.  On July 22, 2008 the Company sold its ARS to a third party at 100% of par value, for proceeds of $4,100,000. The Company reclassified the ARS from Available-for-Sale to Trading Securities due to the sale of the investments in July 2008.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) the ARS, classified as Trading Securities, are valued at their fair value of $4,100,000 at June 30, 2008.  The adjustment of the investment’s carrying value from $3,986,000 net book value to $4,100,000 fair value resulted in an Unrealized Holding Gain of $114,000 which is included in the Company’s Statement of Operations for the three and six months ended June 30, 2008.

 We subsequently reversed the Unrealized Holding Gain and recorded a Realized Gain on Sale of Investments of $114,000 in July 2008 when the sale transaction was executed.

 There was no impairment of auction rate securities or gain on sale of investments for the year ended December 31, 2007.

Gain on Exchange of Debt

There was no gain on exchange of debt for the year ended December 31, 2008.

For the year ended December 31, 2007, the gain on exchange of debt includes $330,000 for the gain realized on debt extinguishment which includes a gain on exchange of the Old Notes of $254,000 and a gain of $76,000 on the cancellation of the warrants that could have been issued upon certain prepayments of the Old Notes by the Company.

Other Income and Expenses

Other income of $181,000 was recorded for the year ended December 31, 2008 and includes the impact of $147,000 for refunds received from New York State for business credits as Nephros qualifies as a Qualified Emerging Technology Company (“QETC”) and $34,000 of additional other income.

Other income of $167,000 was recorded for the year ended December 31, 2007 and includes the impact of $261,000 for refunds received from New York State for business credits as Nephros qualifies as a QETC and other expenses of $94,000. The other expenses are comprised of the impact of the nine month gain on change in valuation of the derivative liability of $7,000 and $87,000 in expenses associated with the collection of the QETC tax credit.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the periods ended December 31, 2008 and December 31, 2007.

Going Concern and Management’s Response

The financial statements included in this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred significant losses in our operations in each year since inception. For the years ended December 31, 2008 and 2007, we have incurred a net loss of $6,337,000 and $26,356,000, respectively. In addition, we have not generated positive cash flow from operations for the year ended December 31, 2008 and 2007. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

At December 31, 2008, we had $2,306,000 in cash and cash equivalents.  However there can be no assurance that our cash and cash equivalents will provide the liquidity we need to continue our operations.  These operating plans primarily include the continued development and support of our business in the European market, organizational changes necessary to begin the commercialization of our water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

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

We continue to investigate additional funding opportunities, talking to various potential investors who could provide financing. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms or do so on terms that would not substantially dilute your equity interests in us.

In addition, on September 12, 2008, we received a letter from the NYSE Alternext US LLC (formerly, the American Stock Exchange or “AMEX”) notifying us of our noncompliance with certain continued listing standards.  The following are the listing standards that we were in noncompliance of:

•
Section 1003(a)(iii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $6,000,000 if such issuer has sustained net losses in its five most recent fiscal years;

•
Section 1003(a)(ii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $4,000,000 if such issuer has sustained net losses in its three of its four most recent fiscal years; and

•	Section 1003(f)(v), which states AMEX will normally consider suspending dealings in, or removing from the list, common stock that sells for a substantial period of time at a low price per share.

In response to that letter, we submitted a plan of compliance to the AMEX on October 13, 2008 advising the AMEX of the actions we have taken, or will take, that would bring us into compliance with the continued listing standards by April 30, 2009.

Subsequent to December 31, 2008, on January 8, 2009, we received a letter from the AMEX notifying us that it was rejecting our plan.  The AMEX further notified us that the AMEX intends to strike the common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission pursuant to Rule 1009(d) of the AMEX Company Guide.  Given the turmoil in the capital markets, we have decided not to seek an appeal of the AMEX’s intention to delist our common stock.

On January 22, 2009, we were informed by the AMEX that the AMEX had suspended trading in our common stock effective immediately.  Immediately following the notification, our common stock was no longer traded on the AMEX.

Effective February 4, 2009, our common stock is now quoted on the Over the Counter (“OTC”) Bulletin Board under the symbol “NEPH.OB”.

For additional information describing the risks concerning our liquidity, please see “Certain Risks and Uncertainties” below.

Liquidity and Capital Resources

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

•	the continued progress in and the costs of clinical studies and other research and development programs;
•	the costs involved in filing and enforcing patent claims and the status of competitive products; and
•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

•	for the marketing and sales of our products;
•	to obtain appropriate regulatory approvals and expand our research and development with respect to our ESRD therapy products;
•	to continue our ESRD therapy product engineering;
•	to pursue business opportunities with respect to our DSU water-filtration product; and
•	for working capital purposes.

In response to liquidity issues experienced with our auction rate securities, and in order to facilitate greater liquidity in our short-term investments, on March 27, 2008, our board of directors adopted an Investment, Risk Management and Accounting Policy. Such policy limits the types of instruments or securities in which we may invest our excess funds in the future to: U.S. Treasury Securities; Certificates of Deposit issued by money center banks; Money Funds by money center banks; Repurchase Agreements; and Eurodollar Certificates of Deposit issued by money center banks. This policy provides that our primary objectives for investments shall be the preservation of principal and achieving sufficient liquidity to meet our forecasted cash requirements. In addition, provided that such primary objectives are met, we may seek to achieve the maximum yield available under such constraints.

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

We entered into a Subscription Agreement (“Subscription Agreement”) with Lambda Investors LLC (“Lambda”) on September 19, 2007 (the “First Closing Date”), GPC 76, LLC on September 20, 2007, Lewis P. Schneider on September 21, 2007 and Enso Global Equities Partnership LP (“Enso”) on September 25, 2007 (collectively, the “New Investors”) pursuant to which the New Investors purchased an aggregate of $12,677,000 principal amount of our Series A 10% Secured Convertible Notes due 2008 (the “Purchased Notes”), for the face value thereof (the “Offering”). Concurrently with the Offering, we entered into an Exchange Agreement (the “Exchange Agreement”) with each of Southpaw Credit Opportunities Master Fund LP, 3V Capital Master Fund Ltd., Distressed/High Yield Trading Opportunities, Ltd., Kudu Partners, L.P. and LJHS Company (collectively, the “Exchange Investors” and together with the New Investors, the “Investors”), pursuant to which the Exchange Investors agreed to exchange the principal and accrued but unpaid interest in an aggregate amount of $5,600,000 under our Old Notes, for our new Series B 10% Secured Convertible Notes due 2008 in an aggregate principal amount of $5,300,000 (the “Exchange Notes”, and together with the Purchased Notes, the “New Notes”) (the “Exchange”, and together with the Offering, the “Financing”).

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

In connection with the sale of the New Notes, we entered into a Registration Rights Agreement with the Investors, dated as of the First Closing Date (the “Registration Rights Agreement”), pursuant to which we agreed to file an initial resale registration statement (“Initial Resale Registration Statement”) with the SEC no later than 60 days after we file a definitive version of our Information Statement on Schedule 14C with the SEC, and we filed such Initial Resale Registration Statement on December 20, 2007. We also agreed to use our commercially reasonable best efforts to have the Initial Resale Registration Statement declared effective within 240 days after filing of a definitive version of our Information Statement on Schedule 14C. The Initial Resale Registration Statement was declared effective on May 5, 2008.

At December 31, 2008, we had an accumulated deficit of $87,949,000, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering in September 2004, from licensing revenue received from Asahi Kasei Medical Co., Ltd. (“Asahi”) in March 2005, a private placement of convertible debenture in June 2006 and a private investment in public equity in September 2007.

Net cash used in operating activities was $5,725,000 for the year ended December 31, 2008 compared to $6,442,000 for the year ended December 31, 2007.

During 2008, the net cash used in operating activities was $717,000 less than the net cash used in operating activities during 2007. The most significant items contributing to this increase in operating cash are highlighted below:

•
During 2008, our net loss adjusted to reconcile net loss to net cash used in operating activities was $5,735,000 compared to $6,461,000 in 2007.  This represents a improvement of $726,000 in operating cash in 2008.  Noncash stock-based compensation was $155,000 and $885,000 in 2008 and 2007 respectively, a reduction of $730,000.

•	During 2008, our accounts receivable, other current assets and other assets decreased by $236,000. This compares to an increase of $96,000 in 2007. This represents a $332,000 source of operating cash.
•
During 2008, our inventory increased by $409,000. This compares to a decrease in inventory of $217,000 in 2007.  This represents a $626,000 use of operating cash.  Inventory increased due to the introduction of the DSU product in 2008.

•
During 2008, accounts payable and accrued expenses increased by $183,000. This compares to a decrease in accounts payable and accrued expenses of $102,000 during 2007.  This represents a $285,000 source of operating cash.

Net cash provided by investing activities was $4,599,000 for the year ended December 31, 2008 compared to net cash used by investing activities of $2,045,000 for the year ended December 31, 2007.

In 2008, $4,693,000 of the funds were provided by the sale of short-term investments.  Approximately $97,000 of these funds were used to purchase property, plant and equipment.   An additional $3,000 was provided by the sale of equipment.

In 2007, $2,800,000 of funds was provided by the sale of short-term investments.  $145,000 of these funds was used to purchase property, plant and equipment.  Approximately $4,700,000 of funds was used to purchase short-term investments during 2007.

There was no net cash provided by or used in financing activities for the year ended December 31, 2008.  The cash provided by financing activities for the year ended December 31, 2007 reflects the September 2007 private placement which raised $12,677,000.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2008:
	Payments Due in Period
Contractual Obligations	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years

Leases	$296,000	$115,000	$181,000	$—	$—
Employment Contracts	1,066,250	425,000	641,250
Total	$1,362,250	$540,000	$822,250	$—	$—

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, including those described on the following pages, and we caution you that any forward-looking information provided by us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Risks Related to Our Company

We have not obtained FDA approval for use of our DSU water filter in dialysis clinics as part of their water purification system.

Our business strategy depends in part on our ability to sell our DSU water filter into hospitals and other healthcare facilities which include dialysis clinics.  We cannot sell our DSU water filter to dialysis clinics in the United States until we receive FDA clearance.  We have filed an application for 510(k) approval and have answered questions put forth by the FDA in February 2009.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

We may be further delayed in selling the DSU in the United States to the dialysis clinic market if the FDA has additional questions.  We may not obtain FDA approval for use of our DSU water filter in dialysis clinics as we envisioned.  Either of these events will have a negative financial impact on the Company through the delay or elimination of some of our potential DSU revenue.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 1997. As of December 31, 2008, we had an accumulated deficit of $87,949,000 primarily as a result of our research and development expenses and selling, general and administrative expenses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

Our independent registered public accountants, in their audit report related to our financial statements for the year ended December 31, 2008, expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in this Annual Report on Form 10-K expressing doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, raises substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, we will need to raise additional funds through either the licensing or sale of our technologies or the additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

We have not met the NYSE Alternext US LLC (formerly, the American Stock Exchange or “AMEX”) continued listing standards and as a result, we have not maintained our listing on AMEX.

On September 27, 2007, we received a warning letter from the AMEX stating that the staff of the AMEX Listing Qualifications Department had determined that we were not in compliance with Section 121B(2)(c) of the AMEX Company Guide requiring that at least 50% of the directors of our Company’s board of directors are independent directors. This non-compliance was due to the fact that William J. Fox, Judy Slotkin, W. Townsend Ziebold and Howard Davis resigned from our board of directors on September 19, 2007, concurrently with the appointment of Paul Mieyal and Arthur Amron to the board of directors, in accordance with our September 2007 financing.  Consequently, our board of directors consisted of five directors, two of whom were independent. The AMEX had given us until December 26, 2007 to regain compliance with the independence requirements. On November 16, 2007, James S. Scibetta was appointed to serve as an independent director on our board of directors. On December 5, 2007, we received a letter from the AMEX acknowledging that we had resolved the continued listing deficiency identified in their September 27, 2007 letter.

On September 12, 2008, we received a letter from the AMEX notifying us of our noncompliance with certain continued listing standards.  The following are the listing standards that we were in noncompliance of:

•
Section 1003(a)(iii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $6,000,000 if such issuer has sustained net losses in its five most recent fiscal years;

•
Section 1003(a)(ii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $4,000,000 if such issuer has sustained net losses in its three of its four most recent fiscal years; and

•	Section 1003(f)(v), which states AMEX will normally consider suspending dealings in, or removing from the list, common stock that sells for a substantial period of time at a low price per share.
In response to that letter, we submitted a plan of compliance to the AMEX on October 13, 2008 advising the AMEX of the actions we have taken, or will take, that would bring us into compliance with the continued listing standards by April 30, 2009.

Subsequent to December 31, 2008, on January 8, 2009, we received a letter from the AMEX notifying us that it was rejecting our plan.  The AMEX further notified us that the AMEX intends to strike the common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission pursuant to Rule 1009(d) of the AMEX Company Guide.  Given the turmoil in the capital markets, we have decided not to seek an appeal of the AMEX’s intention to delist our common stock.

On January 22, 2009, we were informed by the AMEX that the AMEX had suspended trading in our common stock effective immediately.  Immediately following the notification, our common stock was no longer traded on the AMEX.

Effective February 4, 2009, our common stock is now quoted on the OTC Bulletin Board under the symbol “NEPH.OB”.

With our quotation listed on the OTC Bulletin Board, the market liquidity for our common stock could be negatively affected, which may make it more difficult for holders of our common stock to sell their securities in the open market and we could face difficulty raising capital necessary for our continued operation. Investors may find it more difficult to dispose of or obtain accurate quotations as to the market value of our securities. In addition, as a result of the delisting, our common stock may constitute “penny stock” (as defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended) if we fail to meet certain criteria set forth in such Rule. Various practice requirements are imposed on broker-dealers who sell “penny stocks” to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, if our common stock were to become “penny stock,” then the Rule may deter broker-dealers from recommending or selling our common stock, which could further negatively affect the liquidity of our common stock.

Pursuant to the terms of our 2007 financing, had we failed to have the Initial Resale Registration Statement that we filed with the SEC declared effective in a timely manner as provided in the Registration Rights Agreement, then we may have been required to pay liquidated damages to Investors.

In connection with our sale in September 2007 (the “Financing”) of an aggregate of $18 million aggregate principal amount of Series A and Series B 10% Secured Convertible Notes due 2008 (the “New Notes”), we entered into a Registration Rights Agreement with the investors in the Financing (the “Investors”) pursuant to which we agreed to file an Initial Resale Registration Statement with the SEC no later than 60 days after we file a definitive Schedule 14C information statement with the SEC. The definitive Schedule 14C was filed with the SEC on October 24, 2007, and the Initial Resale Registration Statement was filed on December 20, 2007.

We have agreed to use our commercially reasonable best efforts to have the Initial Resale Registration Statement declared effective within 240 days after filing of the definitive Schedule 14C. The Initial Resale Registration Statement was declared effective on May 5, 2008.

Certain customers individually account for a large portion of our product sales, and the loss of any of these customers could have a material adverse effect on our sales.

For the year ended December 31, 2008, one of our customers accounted for 78% of our product sales. Also, this customer represented 66% of our accounts receivable as of December 31, 2008. We believe that the loss of this customer would have a material adverse effect on our product sales, at least temporarily, while we seek to replace such customer and/or self-distribute in the territories currently served by such customer.

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

Before obtaining regulatory approvals for the commercial sale of any of our ESRD therapy products in the United States and elsewhere, we must demonstrate through clinical studies that our products are safe and effective. We received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H 2 H hemodiafiltration module and OLpur MD220 hemodiafilter. We were granted this approval on the condition that, by March 5, 2007, we submit a response to two informational questions from the FDA. We have responded to these questions. We have obtained approval from Western IRB, Inc., which enables us to proceed with our clinical trial.  We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We have submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  Per FDA guidelines, the FDA has 90 days to review the additional information provided by us.

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

•	lower than expected retention rates of subjects in a clinical trial;
•	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;
•	delays in approvals from a study site’s review board, or other required approvals;
•	longer treatment time required to demonstrate effectiveness;
•	lack of sufficient supplies of the ESRD therapy product;
•	adverse medical events or side effects in treated subjects; and
•	lack of effectiveness of the ESRD therapy product being tested.

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

The production, marketing and sale of kidney dialysis and water-filtration products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Furthermore, even meritless claims of product liability may be costly to defend against. Although we have acquired product liability insurance in the amount of $5,000,000 for our products, we may not be able to maintain or obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all potential product liability claims, a successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, even if we are able to obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and adversely affect the demand for our products, our ability to generate sales and our profitability.

Some of the agreements that we may enter into with manufacturers of our products and components of our products may require us:

•	To obtain product liability insurance; or
•	To indemnify manufacturers against liabilities resulting from the sale of our products.

For example, the agreement with our CM requires that we obtain and maintain certain minimum product liability insurance coverage and that we indemnify our CM against certain liabilities arising out of our products that they manufacture, provided they do not arise out of our CM’s breach of the agreement, negligence or willful misconduct. If we are not able to obtain and maintain adequate product liability insurance, then we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers for their losses, which could materially deplete our assets.

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

We face a significant compliance burden under the FDC Act and other applicable statutes and regulations which govern the testing, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion of our ESRD therapy products. If we violate the FDC Act or other regulatory requirements at any time during or after the product development and/or approval process, we could be subject to enforcement actions by the FDA or other agencies, including:

•	fines;
•	injunctions;
•	civil penalties;
•	recalls or seizures of products;
•	total or partial suspension of the production of our products;
•	withdrawal of any existing approvals or pre-market clearances of our products;
•	refusal to approve or clear new applications or notices relating to our products;
•	recommendations by the FDA that we not be allowed to enter into government contracts; and
•	criminal prosecution.

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

Our business strategy with respect to our DSU products depends in part on the successful development of DSU products for use by the military. We have contracted with the U.S. Office of Naval Research to develop a personal potable water purification system for warfighters in an amount not to exceed $866,000 and have submitted a proposal for a second contract with a value not to exceed $2 million.  These contracts would utilize the Federal appropriations from the U.S. Department of Defense in an aggregate amount of $3 million that have been approved for this purpose. If we are unsuccessful in being awarded the second contract or if there are unanticipated delays in receiving the appropriations from the U.S. Department of Defense, our operations and potential revenues may be adversely affected.

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

Independent manufacturers of medical devices will manufacture all of our products and components. We have contracted with our CM to assemble and produce our OLpur MD190, MD220 and possibly other filters, including our DSU, and have an agreement with FS, a manufacturer of medical and technical membranes for applications like dialysis, to produce the fiber for the OLpur MDHDF filter series. As with any independent contractor, these manufacturers will not be employed or otherwise controlled by us and will be generally free to conduct their business at their own discretion. For us to compete successfully, among other things, our products must be manufactured on a timely basis in commercial quantities at costs acceptable to us. If one or more of our independent manufacturers fails to deliver our products in a timely manner, then we may not be able to find a substitute manufacturer. If we are not or if potential customers believe that we are not able to ensure timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

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

Approval or clearance of our ESRD therapy products could be delayed by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure by our manufacturers to comply with these requirements could prevent us from marketing our ESRD therapy products in the European Community. The FDA also imposes requirements through quality system requirements, or QSR, regulations, which include requirements for good manufacturing practices, or GMP. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA approval of our ESRD therapy products and from marketing such products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpur MDHDF filter series have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not been inspected by the FDA. Similarly, although some of the facilities and processes that we expect to use to manufacture our OLpur H 2 H and OLpur NS2000 have been inspected by the FDA, they have not been inspected by any notified body. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the European Community and the United States.

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

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our chief executive officer, certain members of our scientific and engineering staff and our marketing executives. As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of these few individuals. We do not maintain key-man life insurance on any of our management or other key personnel. The loss of the services of one or more of our present management or other key personnel could significantly delay the development and/or launch of our products as there could be a learning curve of several months or more for any replacement personnel. Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives. Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

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

As of December 31, 2007, management reported a material weakness in the company’s internal control over financial reporting due to an insufficient number of resources in the accounting and finance department that does not allow for a thorough review process.  Throughout fiscal year 2008, we implemented the following measures which resulted in the remediation of this material weakness as of December 31, 2008:

•	Developed procedures to implement a formal quarterly closing calendar and process and held quarterly meetings to address the quarterly closing process;
•	Established a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;
•
Enhanced the level of service provided by outside accounting service providers to further support and provide additional resources for internal preparation and review of financial reports and supplemented our internal staff in accounting and related areas; and

•	Employed the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

Our directors, executive officers and principal stockholders control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of December 31, 2008, our directors, executive officers and principal stockholders beneficially owned approximately 62.3% of our outstanding common stock. As of December 31, 2008, Lambda Investors LLC beneficially owned 37.7% of our outstanding common stock. As of December 31, 2008, Ronald O. Perelman beneficially owned 8.3% of our outstanding common stock. As of December 31, 2008, Enso Global Equities Master Partnership LP beneficially owned 5.7% of our outstanding common stock. As of December 31, 2008, Southpaw Credit Opportunity Master Fund LP beneficially owned 3.1% of our outstanding common stock. As of December 31, 2008, WPPN LP, Wasserstein SBIC Ventures II L.P., WV II Employee Partners, LLC and BW Employee Holdings, LLC, entities that may be deemed to be controlled by Bruce Wasserstein, beneficially owned an aggregate of 5.5% of our outstanding common stock.

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

We expect to compete in the ESRD therapy market with existing suppliers of hemodialysis and peritoneal dialysis devices, supplies and services. Our competitors include Fresenius Medical Care AG and Gambro AB, currently two of the primary machine manufacturers in hemodialysis, as well as B. Braun Biotech International GmbH, and Nikkiso Corporation and other smaller machine manufacturers in hemodialysis. B. Braun Biotech International GmbH, Fresenius Medical Care AG, Gambro AB and Nikkiso Corporation also manufacture HDF machines. These companies and most of our other competitors have longer operating histories and substantially greater financial, marketing, technical, manufacturing and research and development resources and experience than we have. Our competitors could use these resources and experiences to develop products that are more effective or less costly than any or all of our products or that could render any or all of our products obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products.

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

Some of our competitors, including Fresenius Medical Care AG and Gambro AB, manufacture their own products and own dialysis clinics in the United States, our Target European Market and/or other regions of the world. In 2005, Gambro AB divested its U.S. dialysis clinics to DaVita, Inc. and entered a preferred, but not exclusive, ten-year supplier arrangement with DaVita, Inc., whereby DaVita, Inc. will purchase a significant amount of renal products and supplies from Gambro AB Renal Products. Because these competitors have historically tended to use their own products in their clinics, we may not be able to successfully market our products to the dialysis clinics under their ownership. According to the Fresenius Medical Care AG 2007 Form 20-F annual report, Fresenius Medical Care AG provides treatment in its own dialysis clinics to approximately 173,863 patients in approximately 2,238 facilities around the world of which approximately 1,602 facilities are located in the North America. According to DaVita, Inc.’s 2007 Annual Report, DaVita, Inc. provides treatment in 1,359 outpatient dialysis centers serving approximately 107,000 patients in the United States.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 Nephros, Inc.

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 27, 2009

NEPHROS, INC. AND SUBSIDIARY

    CONSOLIDATED BALANCE SHEETS

 (In Thousands, Except Share Amounts)

	December 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$2,306	$3,449
Short-term investments	7	4,700
Accounts receivable, less allowances of $4 and $7, respectively	404	419
Inventory, less allowances of $0 and $30, respectively	724	336
Prepaid expenses and other current assets	162	392
Total current assets	3,603	9,296
Property and equipment, net	412	762
Other assets	21	27
Total assets	$4,036	$10,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$986	$488
Accrued expenses	411	781
Accrued severance expense	105	60
Total current liabilities	1,502	1,329
Total liabilities	1,502	1,329

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2008 and 2007; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $.001 par value; 60,000,000 authorized at December 31, 2008 and 2007, respectively; 38,165,380 shares issued and outstanding at December 31, 2008 and 2007	38	38
Additional paid-in capital	90,375	90,220
Accumulated other comprehensive income	70	110
Accumulated deficit	(87,949)	(81,612)
Total stockholders’ equity	2,534	8,756
Total liabilities and stockholders’ equity	$4,036	$10,085

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31
	2008	2007
Product revenue	$1,473	$1,196
Cost of goods sold	1,064	876
Gross margin	409	320
Operating expenses:
Research and development	1,977	1,920
Depreciation and amortization	447	352
Selling, general and administrative	4,702	5,527
Total operating expenses	7,126	7,799
Loss from operations	(6,717)	(7,479)
Interest income	199	138
Interest expense	—	(535)
Amortization of beneficial conversion feature	—	(13,429)
Amortization of debt discount	—	(4,556)
Amortization of deferred financing costs	—	(992)
Impairment of auction rate securities	(114)	—
Gain on sale of investments	114	—
Gain on exchange of debt	—	330
Other income	181	167
Net loss	$(6,337)	$(26,356)
Net loss per common share, basic and diluted	$(0.17)	$(1.68)
Weighted average common shares outstanding, basic and diluted	38,165,380	15,646,286

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2007	12,317,992	$12	$53,135	$12	$(55,256)	$(2,097)

Comprehensive income:
Net loss					(26,356)	(26,356)
Net unrealized gains on foreign currency translation				98		98
Comprehensive loss						(26,258)
Debt discount on issuance of convertible note			785			785
Beneficial conversion feature and warrant valuation			17,192			17,192
Conversion of notes and related accrued interest	25,847,388	26	18,223			18,249
Noncash stock-based compensation			885			885
Balance, December 31, 2007	38,165,380	$38	$90,220	$110	$(81,612)	$8,756

Comprehensive income:
Net loss					(6,337)	(6,337)
Net unrealized losses on foreign currency translation				(40)		(40)
Comprehensive loss						(6,377)
Noncash stock-based compensation			155			155
Balance, December 31, 2008	38,165,380	$38	$90,375	$70	$(87,949)	$2,534

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)
	Years Ended December 31,
	2008	2007

Operating activities:
Net loss	$(6,337)	$(26,356)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	447	352
Impairment of auction rate securities	114	—
Loss on disposal of equipment	—	4
Beneficial conversion features	—	13,429
Amortization of debt discount	—	4,556
Amortization of deferred financing costs	—	992
Change in valuation of derivative liability	—	7
Noncash stock-based compensation	155	885
Gain on sale of investments	(114)	—
Gain on exchange of debt	—	(330)

(Increase) decrease in operating assets:
Accounts receivable	1	(154)
Inventory	(409)	217
Prepaid expenses and other current assets	227	63
Deferred costs	—	(2)
Other assets	8	(3)

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	138	2
Accrued severance expense	45	(38)
Accrued interest-convertible notes	—	498
Other liabilities	—	(564)
Net cash used in operating activities	(5,725)	(6,442)

Investing activities
Purchase of property and equipment	(97)	(145)
Purchase of short-term investments	—	(4,700)
Proceeds from sales of property and equipment	3	—
Maturities of short-term investments	4,693	2,800
Net cash provided by (used in) investing activities	4,599	(2,045)

Financing activities
Proceeds from private placement of convertible notes	—	12,677
Payment of deferred financing costs	—	(992)
Net cash provided by financing activities	—	11,685
Effect of exchange rates on cash	(17)	(2)
Net increase (decrease) in cash and cash equivalents	(1,143)	3,196
Cash and cash equivalents, beginning of year	3,449	253
Cash and cash equivalents, end of year	$2,306	$3,449

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$36
Cash paid for taxes	$1	$3

Supplemental disclosure of non-cash investing and financing activities
Convertible note issued on debt exchange	$—	$5,300
Stock issued upon conversion of convertible notes	$—	$17,977
Stock issued upon conversion of accrued interest of convertible notes	$—	$272
The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. Nephros was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease (“ESRD”) therapy technology and products. The Company has three products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy for ESRD patients. These are the OLpur TM  MDHDF filter series or “dialyzers,” designed expressly for HDF therapy, the OLpur TM  H 2 H TM , an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy, and the OLpur TM  NS2000 system, a stand-alone hemodiafiltration machine and associated filter technology. In 2006, the Company introduced its Dual Stage Ultrafilter (“DSU”) water filter system, which represents a new and complementary product line to the Company’s existing ESRD therapy business. The DSU incorporates the Company’s unique and proprietary dual stage filter architecture.

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

Going Concern and Management’s Response

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on the Company’s current cash flow projections, it will need to raise additional funds through either the licensing or sale of its technologies or additional public or private offerings of its securities. The Company continues to investigate strategic funding opportunities as they are identified. However, there is no guarantee that the Company will be able to obtain further financing. If it is unable to raise additional funds on a timely basis or at all, the Company would not be able to continue its operations.

The Company has incurred significant losses in its operations in each quarter since inception. For the years ended December 31, 2008 and 2007, the Company has incurred net losses of $6,337,000 and $26,356,000, respectively. In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2008 and 2007. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies – (continued)

The Company’s current operating plans primarily include the continued development and support of the Company’s business in the European market, organizational changes necessary to begin the commercialization of the Company’s water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

The Company’s independent registered public accounting firm has included a paragraph in its audit report regarding the Company’s ability to continue as a going concern.

There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to service its commitments the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements

The Company continues to investigate additional funding opportunities, talking to various potential investors who could provide financing. However, there can be no assurance that the Company will be able to obtain further financing, do so on reasonable terms or do so on terms that would not substantially dilute the equity interests in the Company. If the Company is unable to raise additional funds on a timely basis, or at all, the Company will not be able to continue its operations.

NYSE Alternext US LLC (formerly, the American Stock Exchange or “AMEX”) Issues

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

On September 12, 2008, the Company received a letter from the AMEX notifying the Company of its noncompliance with certain continued listing standards.  The following are the listing standards that the Company was in noncompliance of:

•
Section 1003(a)(iii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $6,000,000 if such issuer has sustained net losses in its five most recent fiscal years;

•
Section 1003(a)(ii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $4,000,000 if such issuer has sustained net losses in its three of its four most recent fiscal years; and

•	Section 1003(f)(v), which states AMEX will normally consider suspending dealings in, or removing from the list, common stock that sells for a substantial period of time at a low price per share.

In response to that letter, the Company submitted a plan of compliance to the AMEX on October 13, 2008 advising the AMEX of the actions the Company has taken, or will take, that would bring it into compliance with the continued listing standards by April 30, 2009.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies – (continued)

Subsequent to December 31, 2008, on January 8, 2009, the Company received a letter from the AMEX notifying the Company that it was rejecting the plan.  The AMEX further notified the Company that the AMEX intends to strike the common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission pursuant to Rule 1009(d) of the AMEX Company Guide.  Given the turmoil in the capital markets, the Company decided not to seek an appeal of the AMEX’s intention to delist the Company’s common stock.

On January 22, 2009, the Company was informed by the AMEX that the AMEX had suspended trading in the Company’s common stock effective immediately.  Immediately following the notification, the Company’s common stock was no longer traded on the AMEX.

Effective February 4, 2009, the Company’s common stock is now quoted on the Over the Counter Bulletin Board under the symbol “NEPH.OB”.

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

Short-Term Investments

The Company had $7,000 of short-term investments consisting of a certificate of deposit at December 31, 2008.

At December 31, 2007, the Company held short-term investments, carried at fair market value, primarily representing auction rate debt securities (“ARS”). These securities were classified as “available-for-sale.” Management determines the appropriate classification of its short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. Interest earned on short-term investments is included in interest income.

ARS are long-term debt instruments with interest rates reset through periodic short-term auctions.

See Note 3 for a further discussion of short-term investments as of December 31, 2008 and December 31, 2007.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses.  The allowance for doubtful accounts at December 31, 2008 and 2007 was $4,000 and $7,000, respectively. There was no allowance for sales returns at December 31, 2008 or 2007.

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

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation.  These assets are depreciated over their estimated useful lives of four to seven years using the straight line method.

Impairment for Long-Lived Assets

The Company adheres to SFAS No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets” and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable.  If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2008 and December 31, 2007.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured.

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criterion of SAB No. 104 are met. Product revenue is recorded net of returns and allowances.  All costs and duties relating to delivery are absorbed by Nephros. All shipments are currently received directly by the Company’s customers.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies – (continued)

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of goods sold and are $31,000 and $35,000 for the years ended December 31, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires the recognition of the fair value of stock-based compensation in net income. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2008 and December 31, 2007.

Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS 109. Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial statements.  During the year ended December 31, 2008, the Company recognized no adjustments for uncertain tax positions.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies – (continued)

Loss per Common Share

In accordance with SFAS No. 128 “Earnings per Share,” net loss per common share amounts (“basic EPS”) was computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. The following securities have been excluded from the dilutive per share computation as they are antidilutive.

	2008	2007
Stock options	2,696,225	2,256,580
Warrants	11,090,248	11,090,248

Foreign Currency Translation

Foreign currency translation is recognized in accordance with SFAS No. 52 “Foreign Currency Translation.” The functional currency of Nephros International Limited is the Euro and its translation gains and losses are included in accumulated other comprehensive income. The balance sheet is translated at the year-end rate. The statement of operations is translated at the weighted average rate for the year.

Comprehensive Income (Loss)

The Company complies with the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income(loss)  is the total of net income(loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. For the years ended December 31, 2008 and 2007, the comprehensive loss was approximately $6,377,000 and $26,258,000, respectively.

Reclassification

Certain 2007 amounts were reclassified to conform to the 2008 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No.157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. The disclosures required under SFAS 157 are set forth in this note under fair value of financial instruments. The Company is currently in the process of evaluating the effect, if any, that the adoption of FSP 157-2 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no material impact to the Company’s consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on the Company’s consolidated financial statements.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Significant Accounting Policies – (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The effect of SFAS 141R on the Company’s consolidated financial statements will be dependent on the nature and terms of any business combinations that occur after its effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 was issued to help companies that may not have adequate exercise history to estimate expected terms for future grants. The application of SAB 110 did not have a material effect on the Company’s consolidated financial statements.

Note 3 — Short-Term Investments

SFAS No. 157 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including certain pricing models, discounted cash flow methodologies and similar techniques.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Short-Term Investments – (continued)

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at December 31, 2008:

	Total Fair Value at	Fair Value Measurements at Reporting Date Using
	December 31, 2008	Level 1	Level 2	Level 3
Certificates of deposit	$7,000	$7,000	$—	$—

Total	$7,000	$7,000	$—	$—

The following table reflects the activity for the Company’s ARS measured at fair value using Level 3 inputs for the year ended December 31, 2008:

Auction Rate Securities
Balance as of December 31, 2007	$4,700,000
Sale of Securities	(4,700,000)
Gain on sale of investments	114,000
Impairment of auction rate securities	(114,000)
Balance as of December 31, 2008	$—

As of December 31, 2008, the Company had grouped certificates of deposit using a Level 1 valuation because market prices are readily available in active markets.

The Company invested in auction rate securities (“ARS”), which are long-term debt instruments with interest rates reset through periodic short-term auctions.  If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction.  With the liquidity issues experienced in global credit and capital markets, the ARS held by the Company experienced multiple failed auctions in the first quarter of fiscal year 2008.  As a result of the failed auctions, the Company did not consider the affected ARS liquid and accordingly, the Company classified its ARS as noncurrent assets as of March 31, 2008.

Based upon an analysis of other-than-temporary impairment factors, the Company wrote down ARS with an original par value of $4,400,000 to an estimated fair value of $4,286,000 as of March 31, 2008.  The Company reviewed impairments associated with the above in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FASB Staff Position SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of the impairment as “temporary” or “other-than-temporary.”  The Company determined the ARS classification to be “other-than-temporary”, and charged an impairment loss of $114,000 on the ARS to its results of operations during the three months ended March 31, 2008.  Subsequently during the three months ended June 30, 2008, $300,000 of principal on the Company’s ARS had been paid back from the debtor.  As a result of the payment, the Company’s investment decreased from a par value of $4,400,000 to approximately $4,100,000.  The net book value of the Company’s ARS at June 30, 2008 was $3,986,000.  On July 22, 2008, the Company sold its ARS to a third party at 100% of par value, for proceeds of $4,100,000 and as a result, the Company reclassified the ARS from Available-for-Sale to Trading Securities.

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the ARS, classified as Trading Securities, were valued at their fair value of $4,100,000 at June 30, 2008.  The adjustment of the ARS’ carrying value from $3,986,000 net book value to $4,100,000 fair value resulted in an Unrealized Holding Gain of $114,000 which was recorded in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2008.  As a result of the sale of investment on July 22, 2008, the Company reclassified the unrealized holding gain of $114,000 to a realized gain on sale of investments.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Inventory

The Company’s inventory components as of December 31, 2008 and 2007, were as follows:

	December 31,
	2008	2007
Raw Materials	$382,000	$62,000
Finished Goods	342,000	304,000
Total Gross Inventory	724,000	366,000
Less: Inventory reserve	—	30,000
Total Inventory	$724,000	$336,000

During 2007, the design of the Dual Stage Ultra Filter product was changed. Accordingly, at December 31, 2007, this inventory has been written off as research and development and clinical trial expense in the amount of $82,000.

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2008 and 2007, were as follows:

	December 31,
	2008	2007
Prepaid insurance premiums	$88,000	$211,000
Advances on product development services	—	96,000
Other	74,000	85,000
Prepaid expenses and other current assets	$162,000	$392,000

Note 6 — Property and Equipment, Net

Property and equipment as of December 31, 2008 and 2007, was as follows:

		December 31,
	Life	2008	2007
Manufacturing equipment	5 years	$2,057,000	$2,028,000
Research equipment	5 years	91,000	91,000
Computer equipment	4 years	61,000	70,000
Furniture and fixtures	7 years	39,000	39,000
Leasehold improvements	Term of lease	—	15,000
		2,248,000	2,243,000
Less: accumulated depreciation		1,836,000	1,481,000
Property and equipment, net		$412,000	$762,000

The Company contracts with a contract manufacturer (“CM”) to manufacture the Company’s ESRD therapy products. The Company owns certain manufacturing equipment located at CM’s manufacturing plant.

Depreciation expense for the years ended December 31, 2008 and 2007 was $447,000 and $352,000, respectively, including amortization expense relating to research and development assets.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Accrued Expenses

Accrued expenses as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Accrued Clinical Trial	$102,000	$223,000
Accrued Management Bonus and Directors’ Compensation	119,000	—
Accrued Accounting	75,000	218,000
Accrued Legal	32,000	123,000
Accrued Other	83,000	217,000
	$411,000	$781,000

Note 8 — Convertible Notes

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

The Old Notes contain a prepayment feature that requires the Company to issue common stock purchase warrants to the holders for partial consideration of certain prepayments that the holders may demand under certain circumstances. Pursuant to the Old Notes, the Company must offer the holders the option (the “Holder Prepayment Option”) of prepayment (subject to applicable premiums) of their Old Notes, if the Company completes an asset sale in excess of $250,000 outside the ordinary course of business (a “Major Asset Sales”), to the extent of the net cash proceeds of such Major Asset Sale. Paragraph 12 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133”), provides that an embedded derivative shall be separated from the host contract and accounted for as a derivative instrument if and only if certain criteria are met. In consideration of SFAS 133, the Company has determined that the Holder Prepayment Option is an embedded derivative to be bifurcated from the Old Notes and carried at fair value in the financial instruments. The Company recorded an embedded derivative liability of $71,000 in the 3rd quarter of 2006. The change in value of the derivative liability was recorded as other income (expense). The change in value amounted to $7,000 through September 19, 2007, the Exchange Date. Also, the debt discount, of $71,000, created by bifurcating the Holder Prepayment Option, was being amortized over the term of the debt. The amortization of the debt discount through September 19, 2007, the Exchange Date, was recorded as interest expense and amounted to $8,000.

On September 19, 2007, the Old Notes were exchanged for New Notes as described under the heading “Convertible Notes due 2008.”

Convertible Notes Due 2008

The Company entered into a Subscription Agreement (“Subscription Agreement”) with Lambda Investors LLC (“Lambda”) on September 19, 2007 (the “First Closing Date”), GPC 76, LLC on September 20, 2007, Lewis P. Schneider on September 21, 2007 and Enso Global Equities Partnership LP (“Enso”) on September 25, 2007 (collectively, the “New Investors”) pursuant to which the New Investors purchased an aggregate of $12,677,000 principal amount of Series A 10% Secured Convertible Notes due 2008 (the “Purchased Notes”) of the Company, for the face value thereof (the “Offering”). Concurrently with the Offering, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with each of Southpaw Credit Opportunities Master Fund LP, 3V Capital Master Fund Ltd., Distressed/High Yield Trading Opportunities, Ltd., Kudu Partners, L.P. and LJHS Company (collectively, the “Exchange Investors” and together with the New Investors, the “Investors”), pursuant to which the Exchange Investors agreed to exchange the principal and accrued but unpaid interest in an aggregate amount of $5,600,000 under the Old Notes, for new Series B 10% Secured Convertible Notes due 2008 in an aggregate principal amount of $5,300,000 (the “Exchange Notes”, and together with the Purchased Notes, the “New Notes”) (the “Exchange”, and together with the Offering, the “Financing”).

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Convertible Notes – (continued)

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

The Company recorded a debt discount related to the issuance of the Exchange Notes, of $785,000 and was amortizing the discount over the term of the Exchange Notes. The amortization of the debt discount through November 14, 2007, the Automatic Conversion Date, was recorded as interest expense and amounted to $120,000. The remaining balance of the debt discount of $665,000 was written off to interest expense when the Exchange Notes were converted into common stock.

On October 24, 2007, the SEC accepted the Schedule 14C filed by the Company thereby setting the “Automatic Conversion Date” of both the Series A and Series B Notes to be November 14, 2007. The acceptance date also became the measurement date to calculate the value of the embedded beneficial conversion feature in each note and the detachable warrants included in the Series A Notes.

The Company allocated the proceeds from the sale of the Purchased Notes between the Purchased Notes and the Class D Warrants based upon their relative fair values, resulting in the recognition of a discount of $3,763,000. The value of the Class D Warrants was computed using the Black-Scholes option pricing model. Second, in accordance with EITF No. 00-27, “Application of Issue 98 - 5 to Certain Convertible Instruments” after allocating a portion of the Purchased Notes proceeds to the Class D Warrants, the Company calculated the value of the embedded beneficial conversion feature in the Purchased Notes by comparing the carrying value of the proceeds, net of the warrant discount, to the fair value of the shares issuable upon conversion of the Purchased Notes. If there is a beneficial conversion, it is recognized, as an additional discount to the extent of the remaining proceeds. The Company recognized an additional discount of approximately $8,914,000 for the embedded beneficial conversion feature. The amortization of the discount and beneficial conversion feature through November 14, 2007, the Automatic Conversion Date, was recorded as interest expense and amounted to $239,000 and $566,000. The remaining balances of the discount of $3,524,000 and beneficial conversion feature of $8,348,000 were written off to interest expense when the Purchased Notes were converted into common stock. On November 14, 2007 the Purchased Notes, in aggregate principal amount of $12,677,000, and related accrued interest of $190,000, were converted into an aggregate of 18,225,128 shares of common stock.

In accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company calculated the value of the embedded beneficial conversion feature in the Exchange Notes by comparing the carrying value of the proceeds to the fair value of the shares issuable upon conversion of the Exchange Notes. The Company recognized a discount of $4,515,000 for the embedded beneficial conversion feature. The amortization of the beneficial conversion feature through November 14, 2007, the Automatic Conversion Date, was recorded as interest expense and amounted to $286,000. The remaining balance of the beneficial conversion feature of $4,229,000 was written off to interest expense when the Exchange Notes were converted into common stock. On November 14, 2007 the Exchange Notes, in aggregate principal amount of $5,300,000, and related accrued interest of $81,000, were converted into an aggregate of 7,622,259 shares of common stock.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Convertible Notes – (continued)

As compensation for its services as co-placement agents, National Securities Corporation and Dinosaur Securities, LLC, received cash in the amount of $775,000 and $217,000 and five-year warrants to purchase an aggregate of 1,756,374 shares of the Company’s common stock at an exercise price of $0.90 per share. These warrants contain a “cashless exercise” option. The total fee of $2,039,000, including the fair value of the warrants issued, was recorded as deferred financing costs. The deferred costs were written off and recorded as interest expense on November 14, 2007, the Automatic Conversion Date.

Acceleration of Non Cash Charges Upon Conversion of New Notes

The conversion of the New Notes to equity on November 14, 2007 resulted in an aggregate non-cash charge of $17,985,000, of which $13,429,000 relates to the amortization of the beneficial conversion features and $4,556,000 relates to the amortization of the debt discount.

Note 9 — Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2008	2007
U.S. federal statutory rate	35.00%	35.00%
State & local taxes	10.79%	11.26%
Tax on foreign operations	(1.36)%	(0.51)%
Other	(3.03)%	(1.21)%
Valuation allowance	(44.11)%	(45.53)%
Effective tax rate	(2.71)%	(0.99)%

Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$29,357,000	$26,734,000
Research and development credits	957,000	896,000
Nonqualified stock option compensation expense	1,751,000	1,703,000
Other temporary book – tax differences	(63,000)	2,000
Total deferred tax assets	32,002,000	29,335,000
Valuation allowance for deferred tax assets	(32,002,000)	(29,335,000)
Net deferred tax assets	$—	$—

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

At December 31, 2008, the Company had Federal, New York State and New York City income tax net operating loss carryforwards of $60,584,000 each and foreign income tax net operating loss carryforwards of $8,997,000. The Company also had Federal research tax credit carryforwards of $957,000 at December 31, 2008 and $896,000 at December 31, 2007. The Federal net operating loss and tax credit carryforwards will expire at various times between 2012 and 2026 unless utilized. During 2008, the Company received $147,000 payroll based research and development credits from New York State.

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

Note 10 — Stock Plans, Share-Based Payments and Warrants

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

As of December 31, 2007, 353,392 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates between January 30, 2008 and March 15, 2014 all of which are fully vested. As of December 31, 2007, 1,082,137 options had been issued to employees under the 2000 Plan and were outstanding. Such options expire at various dates between December 31, 2009 and March 15, 2014 all of which are fully vested.

As of December 31, 2008, 220,888 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates through March 15, 2014 all of which are fully vested. As of December 31, 2008, 916,506 options had been issued to employees under the 2000 Plan and were outstanding. Such options expire at various dates between December 31, 2009 and March 15, 2014 all of which are fully vested.

The Board retired the 2000 Plan in June 2004, and thereafter no additional awards may be granted under the 2000 Plan.

In 2004, the Board of Directors adopted and the Company’s stockholders approved the Nephros, Inc. 2004 Stock Incentive Plan, and, in June 2005, the Company’s stockholders approved an amendment to such plan (as amended, the “2004 Plan”), that increased to 800,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. In May 2007, the Company’s stockholders approved an amendment to the 2004 Plan that increased to 1,300,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. In addition, in June 2008, the Company’s stockholders approved an amendment to the 2004 Plan that increased to 2,696,976 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan.

As of December 31, 2007, 628,500 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between December 14, 2014 and September 15, 2018, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2007, there were 478,948 shares available for future grants under the 2004 Plan. As of December 31, 2007, 192,552 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and November 30, 2017, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

As of December 31, 2008, 1,366,279 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between December 14, 2014 and November 8, 2017, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2008, there were 2,050,924 shares available for future grants under the 2004 Plan. As of December 31, 2008, 192,552 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and November 30, 2017, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

Share-Based Payment

Prior to the Company’s initial public offering, options were granted to employees, non-employees and non-employee directors at exercise prices which were lower than the fair market value of the Company’s stock on the date of grant. After the date of the Company’s initial public offering, stock options are granted to employees, non-employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Stock options granted have a life of 10 years.  Unvested options as of December 31, 2008 currently vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

Expense is recognized, net of expected forfeitures, over the vesting period of the options. For options that vest upon the achievement of certain milestones, expense is recognized when it is probable that the condition will be met. Stock based compensation expense recognized for the years ended December 31, 2008 and 2007 was approximately $155,000 or less than $0.01 per share and approximately $885,000 or $0.06 per share, respectively.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Plans, Share-Based Payments and Warrants – (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2008	2007
Stock Price Volatility	89%-90%	84% – 86%
Risk-Free Interest Rates	3.45% to 3.47%	3.97% to 4.83%
Expected Life (in years)	6.25	5.8 to 6.0
Expected Dividend Yield	0%	0%

Expected volatility is based on historical volatility of the Company’s common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected life of the options. For the expected life, the Company is using the simplified method as described in the SEC Staff Accounting Bulletin 107. This method assumes that stock option grants will be exercised based on the average of the vesting periods and the option’s life.

The total fair value of options vested during the fiscal year ended December 31, 2008 was approximately $102,000. The total fair value of options vested during the fiscal year ended December 31, 2007 was approximately $1,473,000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding as of December 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable as of December 31, 2008	Weighted Average Exercise Price

$0.32 - $0.37	1,270,471	5.7	$0.35	520,471	$0.32
$0.75	375,000	9.3	$0.75	—	$—
$0.80 – $1.49	306,279	1.9	$1.15	285,446	$1.17
$1.76	165,630	4.4	$1.76	165,630	$1.76
$2.32 – $2.64	335,703	4.8	$2.42	335,703	$2.42
$2.78 – $4.80	243,142	4.6	$3.23	243,142	$3.23

Total Outstanding	2,696,225		$1.10	1,550,392	$1.54

The number of new options granted in 2008 and 2007 is 1,125,000 and 610,000, respectively. The weighted-average fair value of options granted in 2008 and 2007 is $0.38 and $0.76, respectively.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Stock Plans, Share-Based Payments and Warrants – (continued)

The following table summarizes the option activity for the years ended December 31, 2008 and 2007:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,256,580	$1.53
Options granted	1,125,000	$0.50
Options canceled	(685,355)	$1.46
Outstanding at December 31, 2008	2,696,225	$1.10
Expected to vest at December 31, 2008	1,079,375	$0.50
Exercisable at December 31, 2008	1,550,392	$1.54

The aggregate intrinsic value of stock options outstanding at December 31, 2008 and the stock options vested or expected to vest is $0. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 6.4 years.

As of December 31, 2008, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $355,000 and will be amortized over the weighted-average remaining requisite service period of 3.4 years.

Warrants

Class D Warrants — As disclosed above in Note 8, the Company issued Class D Warrants to purchase an aggregate of 9,112,566 shares of the Company’s common stock to the Investors upon conversion of the Purchased Notes. The Company recorded the issuance of the Class D Warrants at their approximate fair market value of $3,763,000. The value of the Class D Warrants was computed using the Black-Scholes option pricing model.

Placement Agent Warrants — As disclosed above in Note 8, the Company issued Placement Agent Warrants to purchase an aggregate of 1,756,374 shares of the Company’s common stock to the Company’s placement agents in connection with their roles in the Offering. The Company recorded the issuance of the Placement Agent Warrants at their approximate fair market value of $1,047,000. The value of the Placement Agent Warrants was computed using the Black-Scholes option pricing model.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2008.

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

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The Company contributed and expensed $29,000 and $50,000 in 2008 and 2007, respectively.

Note 12 — Commitments and Contingencies

Settlement Agreements

Plexus Services Corp.

In June 2002, the Company entered into a settlement agreement with one of its suppliers, Plexus Services Corp. The Company had an outstanding liability to such supplier in the amount of $1,900,000. Pursuant to this settlement agreement, the Company and the supplier agreed to release each other from any and all claims or liabilities, whether known or unknown, that each had against the other as of the date of the settlement agreement, except for obligations arising out of the settlement agreement itself. The settlement agreement required the Company to grant to the supplier (i) warrants to purchase 170,460 shares of common stock of the Company at an exercise price of $10.56 per share which expired on June 2007 and (ii) cash payments of an aggregate amount of $650,000 in three installments. The warrants were valued at $400,000 using the Black-Scholes model. Accordingly, the Company recorded a gain of $850,000 based on such settlement agreement. On June 19, 2002, the Company issued the warrant to the supplier, and on August 7, 2002, the Company satisfied the first $300,000 installment of the agreement. The second installment of $100,000 was due on February 7, 2003, and the Company paid $75,000 towards the installment. On November 11, 2004, after the successful closing of its initial public offering, the Company paid an additional $25,000 and agreed with the supplier to pay the remaining $250,000 over time. The final payment of $25,000 was paid on September 26, 2007.

Lancer Offshore, Inc.

In August 2002, the Company entered into a subscription agreement with Lancer Offshore, Inc. (“Lancer”), pursuant to which Lancer agreed to purchase, in several installments, (1) $3,000,000 principal amount of secured convertible notes due March 15, 2003 and (2) warrants to purchase until December 2007 an aggregate of 68,184 shares of the Company’s common stock at an exercise price of $8.80 per share. In accordance with the subscription agreement, the first installment of securities, consisting one-half of the total, were tendered. However, Lancer failed to fund the remaining installments. Following this failure, the Company entered into a settlement agreement with Lancer dated as of January 31, 2003, pursuant to which, among other things, the $1,500,000 secured convertible note issued to Lancer in August 2002 was cancelled. However, Lancer never fulfilled the conditions to the subsequent closing under the settlement agreement and, accordingly, the Company never issued the $1,500,000 non-convertible note that the settlement agreement provided would be issued at such closing.

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

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Commitments and Contingencies – (continued)

Manufacturing and Suppliers

The Company does not intend to manufacture any of its products or components. The Company has entered into an agreement dated May 12, 2003, and amended on March 22, 2005 with a contract manufacturer (“CM”), a developer and manufacturer of medical products, to assemble and produce the Company’s OLpur MD190, MD220 or other filter products at the Company’s option. The agreement requires the Company to purchase from CM the OLpur MD190s and MD220s or other filter products that the Company directly markets in Europe, or are marketed by our distributor. In addition, CM will be given first consideration in good faith for the manufacture of OLpur MD190s, MD220s or other filter products that the Company does not directly market. No less than semiannually, CM will provide a report to representatives of both parties to the agreement detailing any technical know-how that CM has developed that would permit them to manufacture the filter products less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the filter products manufactured in any given year exceeds 5%, then CM will reimburse the Company up to half of the cost of the quantity of fiber represented by excess wastage. CM will manufacture the OLpur MD190 or other filter products in accordance with the quality standards outlined in the agreement. Upon recall of any OLpur MD190 or other filter product due to CM having manufactured one or more products that fail to conform to the required specifications or having failed to manufacture one or more products in accordance with any applicable laws, CM will be responsible for the cost of recall. The agreement also requires that the Company maintain certain minimum product-liability insurance coverage and that the Company indemnify CM against certain liabilities arising out of the Company’s products that they manufacture, providing they do not arise out of CM’s breach of the agreement, negligence or willful misconduct. The term of the agreement is through May 12, 2009, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party. Although the Company has no separate agreement with respect to such activities, CM has also been manufacturing the Company’s DSU in limited quantities.

The Company also entered into an agreement in December 2003, and amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications like dialysis, to continue to produce the fiber for the OLpur MDHDF filter series. Pursuant to the agreement, FS is the Company’s exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories through September 2009. Notwithstanding the exclusivity provisions, the Company may purchase membranes from other providers if FS is unable to timely satisfy the Company’s orders.

The Company is committed to use one supplier for its production of products for sale in Europe; however no minimum purchase requirements are in effect.

Contractual Obligations

At December 31, 2008, the Company had an operating lease that will expire on November 30, 2011 for the rental of its U.S. office and research and development facilities as well as an operating lease that will expire on August 31, 2008, unless renewed for a twelve month period or a rolling six month lease, for the rental of its office in Ireland.  Rent expense for the years ended December 31, 2008 and 2007 totaled $222,000 and $191,000, respectively.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2008:

	Payments Due in Period
Contractual Obligations	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years
Leases	$296,000	$115,000	$181,000	$—	$—
Employment Contracts	1,066,250	425,000	641,250
Total	$1,362,250	$540,000	$822,250	$—	$—

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Commitments and Contingencies – (continued)

Registration Payment Arrangement

In September 2007, the Company issued $12,677,000 and $5,300,000 in convertible notes and, as partial compensation to placement agents in connection therewith, issued warrants to purchase an aggregate of 1,756,374 shares of common stock. Upon conversion of such notes in November 2007, the Company issued an aggregate of 25,847,388 shares of common stock and warrants to purchase an aggregate of 9,112,566 shares of common stock to the former holders of such notes. As part of such offering, the Company has entered into an arrangement requiring the Company to use its best efforts to file a registration statement with the SEC covering resale of the shares of common stock and for such registration statement to be declared effective on or prior to June 20, 2008 (the Effectiveness Date). The Initial Resale Registration Statement was declared effective on May 5, 2008.

Employee Severance Agreement

On September 19, 2007, in connection with Mr. Fox’s resignation as Executive Chairman, Nephros and Mr. Fox entered into a Separation Agreement and Release (the “Separation Agreement”), pursuant to which the parties mutually agreed to terminate Mr. Fox’s employment with Nephros and the employment agreement between Nephros and Mr. Fox made as of July 1, 2006 (the “Employment Agreement”), effective immediately. Nephros will pay Mr. Fox an aggregate of $142,500 payable in equal installments for a period of six months after the Termination Date (as defined in the Separation Agreement). Nephros also paid to Mr. Fox any accrued but unpaid Base Salary (as defined in the Employment Agreement) for services rendered through the Termination Date. The final payment to Mr. Fox was made in the first quarter of 2008.

On May 7, 2008, the Company entered into a separation agreement and release with Mr. Lerner, Chief Financial Officer, pursuant to which, the employment agreement between the Company and Mr. Lerner, dated as of March 6, 2006, was terminated.  Pursuant to the separation agreement, Mr. Lerner agreed to remain employed by the Company and to consult with the Company's officers, directors and agents and otherwise provide assistance in the Company's transition to a new chief financial officer until a separation date as late as May 15, 2008.   The separation agreement provides that (i) Mr. Lerner will continue to receive his current base salary for a period of three months following the separation date, to be paid in accordance with the Company’s normal payroll practices, and (ii) the Company will reimburse Mr. Lerner for up to $5,000 of reasonable expenses for professional outplacement assistance. The separation agreement also contains mutual releases and other customary provisions.

On September 15, 2008, the Company entered into a separation agreement and release with Mr. Barta, Chairman, President and Chief Executive Officer, pursuant to which the employment agreement between the Company and Mr. Barta, dated as of July 1, 2007, was terminated.  Pursuant to the separation agreement, Mr. Barta agreed to remain employed by the Company and to consult with the Company's officers, directors and agents and otherwise provide assistance in the Company's transition to a new chief executive officer until October 10, 2008 (“Separation Date”).  The separation agreement provides, among other things, that:

•	The Company will pay Mr. Barta his base salary and any accrued but unused vacation through the Separation Date;
•	Within five days following the Separation Date, the Company will pay Mr. Barta an $18,000 bonus in connection with certain operational milestones that had been met; and
•	Mr. Barta will continue to receive his base salary for a period of six months following the Separation Date.

The Separation Agreement also stated that, in accordance with their respective terms, the options granted to Mr. Barta on January 24, 2000, December 14, 2004 and November 8, 2007 - to the extent vested prior to the Separation Date - shall remain exercisable until three months after the Separation Date, and the options granted to Mr. Barta on January 30, 2003 shall remain exercisable until nine months after the Separation Date. A number of the options that were granted to Mr. Barta on November 8, 2007 remained unvested and were cancelled and forfeited by Mr. Barta as of the Separation Date. The separation agreement also contains mutual releases and other customary provisions.  The balance due Mr. Barta as of December 31, 2008 was $105,000.

Former Employee Claim

A former Company employee in France filed a claim in October 2008 stating that he is due 30,000 Euro or approximately $42,000 in back wages.  The individual left the Company four years ago and signed a Separation Agreement which stated the Company had no further liability to the individual.  The Company’s attorney has advised  that the Separation Agreement is valid and should preclude any liability.  The matter will be heard before a French court sometime in 2009.  No date has been set at this time.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Commitments and Contingencies – (continued)

The Company evaluated this issue in light of FASB Statement No. 5, Accounting for Contingencies and determined that although the contingent loss is clearly able to be estimated, management’s assessment is that the likelihood of the loss being incurred is remote due to the existence of an executed Separation Agreement which clearly states the Company has no further liability to the former employee.  The prescribed treatment of this item as described, per  FASB Statement No. 5, Accounting for Contingency, is to disclose the existence of the contingency and the amount of the potential loss but the loss is not to be recorded.  No accrual has been made for this item in the 2008 financial statements.

Note 13 — Concentration of Credit Risk

Cash and cash equivalents are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash and cash equivalents.

Major Customers

For the year ended December 31, 2008 and 2007, one customer accounted for 78% and 91%, respectively, of the Company’s sales.  In addition, as of December 31, 2008 and 2007, that customer accounted for 66% and 98%, respectively, of the Company’s accounts receivable.

Note 14 — Subsequent Event

NYSE Alternext US LLC (formerly, the American Stock Exchange or “AMEX”) Issues

On January 8, 2009, the Company received a letter from the AMEX notifying the Company that it was rejecting its plan of compliance regarding the following listing standards to which the Company was in noncompliance of:

•
Section 1003(a)(iii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $6,000,000 if such issuer has sustained net losses in its five most recent fiscal years;

•
Section 1003(a)(ii), which states AMEX will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $4,000,000 if such issuer has sustained net losses in its three of its four most recent fiscal years; and

•	Section 1003(f)(v), which states AMEX will normally consider suspending dealings in, or removing from the list, common stock that sells for a substantial period of time at a low price per share.

 The AMEX further notified us that the AMEX intends to strike the common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission pursuant to Rule 1009(d) of the AMEX Company Guide.  Given the turmoil in the capital markets, we have decided not to seek an appeal of the AMEX’s intention to delist our common stock.

On January 22, 2009, the Company was informed by the AMEX that the AMEX had suspended trading in the Company’s common stock effective immediately.  Immediately following the notification, the Company’s common stock was no longer traded on the AMEX.

Effective February 4, 2009, the Company’s common stock is now quoted on the Over the Counter Bulletin Board under the symbol “NEPH.OB”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B, except that on July 16, 2007, we changed auditors as reported on our Form 8-K filed on July 16, 2007.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting

In connection with the preparation of our Annual Report of Form 10-KSB for the year ended December 31, 2007, management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements.  Throughout fiscal year 2008 and as reported in our Form 10-Qs filed during the year, we initiated and implemented the following measures:

•	Developed procedures to implement a formal quarterly closing calendar and process and held quarterly meetings to address the quarterly closing process;
•	Established a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;
•
Enhanced the level of service provided by outside accounting service providers to further support and provide additional resources for internal preparation and review of financial reports and supplemented our internal staff in accounting and related areas; and

•	Employed the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

As a result of the implementation of the above items, the material weakness was remediated in the fourth quarter of 2008.

Other than the matters discussed above, there were no other significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was operating effectively.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only a management assessment in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

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

The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, then the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction E(3).

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction E(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors upon exercise of options, warrants or rights under all of our existing equity compensation plans. Our existing equity compensation plans consist of our Amended and Restated Nephros 2000 Equity Incentive Plan and our Nephros, Inc. 2004 Stock Incentive Plan (together, our “Stock Option Plans”) in which all of our employees and directors are eligible to participate.

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

The other information called for by this item is incorporated by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction E(3).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction E(3).

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to our definitive proxy statement relating to our 2008 Annual Meeting of Stockholders, which will be filed with the SEC. If such proxy statement is not filed on or before April 30, 2009, the information called for by this item will be filed as part of an amendment to this Form 10-K on or before such date, in accordance with General Instruction E(3).

Item 15. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(5)
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (13)
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (13)
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007. (14)
3.5	Second Amended and Restated By-Laws of the Registrant.(16)
4.1	Specimen of Common Stock Certificate of the Registrant.(1)
4.2	Form of Underwriter’s Warrant.(1)
4.3	Warrant for the purchase of shares of common stock dated January 18, 2006, issued to Marty Steinberg, Esq., as Court-appointed Receiver for Lancer Offshore, Inc.(17)
4.4	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants. (15)
4.5	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock.(15)
4.6	Form of Class D Warrant.(15)
4.7	Form of Placement Agent Warrant.(15)
10.1	Amended and Restated 2000 Nephros Equity Incentive Plan.(1)(2)
10.2	2004 Nephros Stock Incentive Plan.(1)(2)
10.3	Amendment No. 1 to 2004 Nephros Stock Incentive Plan.(2)(5)
10.4	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan.(14)
10.5	Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock. (1)
10.6
Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein). (1)

10.7	Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant. (1)(2)
10.8	Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant. (1)(2)
10.9	Amendment to Employment Agreement dated as of May 31, 2004 between Norman J. Barta and the Registrant. (1)(2)
10.10	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta. (14)
10.11	Form of Employee Patent and Confidential Information Agreement.(1)
10.12	Form of Employee Confidentiality Agreement.(1)
10.13	Settlement Agreement dated June 19, 2002 between Plexus Services Corp. and the Registrant.(1)
10.14	Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant. (1)
10.15	Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant. (1)

Exhibit No.	Description
10.16	Supply Agreement between Nephros, Inc. and FS, dated as of December 17, 2003. (1)(3)
10.17	Amended Supply Agreement between Nephros, Inc. and FS dated as of June 16, 2005. (3)(7)
10.18	Manufacturing and Supply Agreement between Nephros, Inc. and CM, dated as of May 12, 2003. (1)(3)
10.19	Amended Manufacturing and Supply Agreement between Nephros, Inc. and CM, dated as of March 22, 2005. (3)(8)
10.20	HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)
10.21	Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)
10.22	Non-employee Director Compensation Summary.(2)(6)
10.23	Named Executive Officer Summary of Changes to Compensation.(2)(6)
10.24	Stipulation of Settlement Agreement between Lancer Offshore, Inc. and Nephros, Inc. approved on December 19, 2005. (8)
10.25	Consulting Agreement, dated as of January 11, 2006, between the Company and Bruce Prashker. (2)(8)
10.26	Summary of Changes to Chief Executive Officer’s Compensation.(2)(8)
10.27	Employment Agreement, dated as of February 28, 2006, between the Company and Mark W. Lerner. (2)(8)
10.28	Form of 6% Secured Convertible Note due 2012 for June 1, 2006 Investors.(9)
10.29	Form of Prepayment Warrant.(9)
10.30	Form of Subscription Agreement, dated as of June 1, 2006.(9)
10.31	Form of Registration Rights Agreement, dated as of June 1, 2006.(9)
10.32	Form of 6% Secured Convertible Note due 2012 for June 30, 2006 Investors.(10)
10.33	Form of Subscription Agreement, dated as of June 30, 2006.(10)
10.34	Employment Agreement between Nephros, Inc. and William J. Fox, entered into on August 2, 2006. (2)(11)
10.35	Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007. (3)
10.36	Form of Subscription Agreement between Nephros and each New Investor.(15)
10.37	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Exchange Investors. (15)
10.38	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors. (15)
10.39	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors. (15)
10.40	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur. (15)
10.41	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and Nephros. (17)
10.42	Executive Employment Agreement, dated as of April 1, 2008, between Nephros, Inc. and Gerald J. Kochanski. (18)
10.43	Separation Agreement, dated as of April 28, 2008, between Nephros, Inc. and Mark W. Lerner. (18)
10.44	Separation Agreement and Release, dated as of September 15, 2008, between Nephros, Inc. and Norman J. Barta. (19)
10.45	Employment Agreement, dated as of September 15, 2008, between Nephros, Inc. and Ernest A. Elgin III. (19)
10.46	Lease Agreement between Nephros, Inc. and 41 Grand Avenue, LLC dated as of November 20, 2008. (20)
10.47	Distribution Agreement between Nephros, Inc. and OLS, dated as of November 26, 2008.

Exhibit No.	Description
10.48	Lease Agreement between Nephros International LTD and Coldwell Banker Penrose & O’Sullivan dated November 30, 2008.
10.49	Distribution Agreement between Nephros, Inc. and Aqua Services, Inc., dated as of December 3, 2008.
10.50	Sales Management Agreement between Nephros, Inc. and Steve Adler, dated as of December 16, 2008.
10.51	Amendment No. 3 to the Nephros, Inc. 2004 Stock Incentive Plan.
21.1	Subsidiaries of Registrant.(12)
23.1	Consent of Rothstein Kass, Certified Public Accountants, dated as of March 31, 2008.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1, File No. 333-116162.

(2)	Management contract or compensatory plan arrangement.

(3)	Portions omitted pursuant to a request for confidential treatment.

(4)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.

(5)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005.

(6)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 16, 2005.

(7)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 15, 2005.

(8)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 20, 2006.

(9)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.

(10)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

(11)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.

(12)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 10, 2007.

(13)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

(14)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007.

(15)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.

(16)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

(17)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

(18)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 15, 2008.

(19)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 14, 2008.

(20)	Incorporated by reference to Nephros, Inc. ’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 27, 2009	By:
/s/ Ernest A. Elgin III

Name: Ernest A. Elgin III
Title: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date
/s/ Ernest A. Elgin Ernest A. Elgin	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2009

/s/ Gerald J. Kochanski Gerald J. Kochanski	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2009

/s/ Arthur H. Amron Arthur H. Amron	Director	March 27, 2009

/s/ Lawrence J. Centella Lawrence J. Centella	Director	March 27, 2009

/s/ Paul A. Mieyal Paul A. Mieyal	Director	March 27, 2009

/s/ Eric A. Rose, M.D. Eric A. Rose, M.D.	Director	March 27, 2009

/s/ James S. Scibetta James S. Scibetta	Director	March 27, 2009