Form 10-K/A
period 2008-12-31
NEPHROS INC
filed 2009-04-30
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number 001-32288
_________________________

NEPHROS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-3971809

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

incorporation or organization)

41 Grand Avenue, River Edge, New Jersey 07661
(Address of principal executive offices, including zip code)

(201) 343-5202
(Registrant’s telephone number, including area code)
__________________________

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” (as defined in Rule 12b-2 of the Act) (Check one):

Large accelerated filer ☐    Accelerated filer ☐  Non-accelerated filer ☐(Do not check if smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

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

ANNUAL REPORT ON FORM 10-K

Table of Contents

EXPLANATORY NOTE

Certain information required by Part III of Form 10-K was omitted from our report on Form 10-K filed on March 31, 2009, because at that time we intended to file a definitive proxy statement for our 2009 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because we no longer intend to file the definitive proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors is divided into three classes, each class as nearly equal in number as practicable.  Each year, one class is elected to serve for three years.  The business address for each director for matters regarding our company is 41 Grand Avenue, River Edge, New Jersey 07661.

Class I Directors – Term Expiring 2011

Name	Age (as of 03/31/09)	Director Since	Business Experience For Last Five Years

Arthur H. Amron	52	2007
Arthur H. Amron has served as a director of our company since September 2007. Mr. Amron is a partner of Wexford Capital LP and serves as its General Counsel. Mr. Amron also actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas, and has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. From 1991 to 1994, Mr. Amron was an Associate at Schulte Roth & Zabel LLP specializing in corporate and bankruptcy law and from 1984 to 1991, Mr. Amron was an Associate at Debevoise & Plimpton LLP specializing in corporate litigation and bankruptcy law. Mr. Amron holds a JD from Harvard University, a BA in political theory from Colgate University and is a member of the New York Bar.

Name	Age (as of 03/31/09)	Director Since	Business Experience For Last Five Years

James S. Scibetta	44	2007
James S. Scibetta has served as a director of our company since November 2007. Since August 2008, Mr. Scibetta has been the Chief Financial Officer of Pacira Pharmaceuticals, Inc. Prior to that, Mr. Scibetta was Chief Financial Officer of Bioenvision, Inc. from December 2006 until its acquisition by Genzyme, Inc. in October 2007. From September 2001 to November 2006, Mr. Scibetta was Executive Vice President and CFO of Merrimack Pharmaceuticals, Inc., and he was a member of the Board of Directors of Merrimack from April 1998 to March 2004. Mr. Scibetta formerly served as a senior investment banker at Shattuck Hammond Partners, LLC and PaineWebber Inc., providing capital acquisition, mergers and acquisitions, and strategic advisory services to healthcare companies. Mr. Scibetta holds a B.S. in Physics from Wake Forest University, and an M.B.A. in Finance from the University of Michigan. He completed executive education studies in the Harvard Business School Leadership & Strategy in Pharmaceuticals and Biotechnology program.

Class II Director – Term Expiring 2009

Name	Age (as of 03/31/09)	Director Since	Business Experience For Last Five Years
Paul A. Mieyal	39	2007

Paul A. Mieyal has served as a director of our company since September 2007. Dr. Mieyal has been a Vice President of Wexford Capital LP since October 2006.  From January 2000 through September 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer.  Dr. Mieyal is also a director of Nile Therapeutics, Inc.  Dr. Mieyal received his Ph.D. in pharmacology from New York Medical College, a B.A. in chemistry and psychology from Case Western Reserve University, and is a Chartered Financial Analyst.

Class III Directors – Term Expiring 2010

Name	Age (as of 03/31/09)	Director Since	Business Experience For Last Five Years

Lawrence J. Centella	68	2001
Lawrence J. Centella has served as a director of our company since January 2001.  Mr. Centella serves as president of Renal Patient Services, LLC, a company that owns and operates dialysis centers, and has served in such capacity since June 1998.  From 1997 to 1998, Mr. Centella served as executive vice president and chief operating officer of Gambro Healthcare, Inc., an integrated dialysis company that manufactured dialysis equipment, supplied dialysis equipment and operated dialysis clinics.  From 1993 to 1997, Mr. Centella served as president and chief executive officer of Gambro Healthcare Patient Services, Inc. (formerly REN Corporation).  Prior to that, Mr. Centella served as president of COBE Renal Care, Inc., Gambro Hospal, Inc., LADA International, Inc. and Gambro, Inc.  Mr. Centella is also the founder of LADA International, Inc. Mr. Centella received a B.S. from DePaul University.

Eric A. Rose, M.D.	58	1997
Eric A. Rose, M.D. has served as our lead director since August 2006, and chairman of our Board of Directors from 1997 until 2006 and a director since our inception in 1997.  Dr. Rose served as our president and chief executive officer from May 1999 until July 2002.  Dr. Rose has been Executive Vice President Life Sciences of MacAndrews & Forbes Holdings Inc. since March 2007 and Chairman & Chief Executive Officer of SIGA Technologies, Inc., or SIGA, a publicly-traded biotechnology company focused on the design and development of novel products for the prevention and treatment of serious infectious diseases, since March 2007.  Since 1994, Dr. Rose has been the Morris and Rose Millstein/Johnson & Johnson Professor and Chairman of the Department of Surgery at the Columbia University College of Physicians and Surgeons, and Surgeon in Chief at the Columbia Presbyterian Medical Center.  Beginning March 2007, Dr. Rose is on leave from this position.  Dr. Rose is a director of the following corporations which are required to file reports pursuant to the Exchange Act of 1934, as amended (the “Exchange Act”): SIGA and Keryx Biopharmaceuticals, Inc.  Dr. Rose is also a director of PharmaCore, Inc., TransTech Pharma, Inc. and a former director of Nexell Therapeutics Inc. (f/k/a VimRx).  Dr. Rose received a B.A., summa cum laude, in Psychology from Columbia University and an M.D. from Columbia University College of Physicians and Surgeons.

Selection of Nominees for the Board of Directors

The entire Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of the stockholders.  The Nominating and Corporate Governance Committee is responsible for identifying, screening, and recommending candidates to the entire Board for prospective Board membership. When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee also considers any qualified candidate for an open board position timely submitted by our stockholders in accordance with our established procedures, which did not change in fiscal year 2008.

Audit Committee

The Audit Committee is composed of James S. Scibetta (Chairman) and Lawrence J. Centella, neither of whom is our employee and each of whom has been determined by the Board of Directors to be independent under the NYSE Alternext US LLC, formerly the American Stock Exchange, or AMEX, listing standards. Although our common stock was delisted from the NYSE Alternext in January 2009, our Board has chosen to apply the NYSE Alternext definition of independence. The purpose of the Audit Committee is (i) accounting, auditing, and financial reporting processes; (ii) the integrity of our financial statements; (iii) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) the appointment of and evaluating the qualifications and independence of our independent registered public accounting firm.

The Board of Directors has determined that all Audit Committee members are financially literate under the current listing standards of the NYSE Alternext. The Board also determined that Mr. Scibetta qualifies as an “audit committee financial expert” as defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002.

Code of Business Conduct and Code of Ethics

During the fiscal year ended December 31, 2004, we adopted a Code of Ethics and Business Conduct, which was amended and restated on April 2, 2007, for our employees, officers and directors that complies with Securities and Exchange Commission, or SEC, regulations.  The Code of Ethics is available free of charge on our website at www.nephros.com, by clicking on the Investor Relations link, then the Corporate Governance link.  We intend to timely disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file.  Based solely on a review of the copies of such forms received by us, or written representations from reporting persons, we believe that during fiscal 2008, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements except as follows:  Gerald Kochanski, whose Form 3 to report his holdings upon becoming Chief Financial Officer was due on April 3, 2008 and was filed on January 9, 2009, and whose Form 4 to report the grant of options to purchase 250,000 shares of stock was due on April 3, 2008 and was filed on January 9, 2009.

Executive Officers

Information regarding our executive officers as of March 31, 2009, is set forth below.  There are no family relationships among our directors or executive officers.

Name	Age	Position

Ernest Elgin III	43
Ernest Elgin III has served as our President and Chief Executive Officer since September 2008. Mr. Elgin most recently served as Vice President of Business Development and Chief Operating Officer of Novaflux Technologies, Inc., a medical technology company engaged in biofilm removal, among other things. Prior to joining Novaflux in September 2004, Mr. Elgin spent four years as Vice President, Healthcare for EHC Group, a New York based consulting organization providing market and business development services for healthcare related organizations. Mr. Elgin has also held product and business development roles with Becton Dickinson, Olympus America, and E-Z-EM, Inc. Mr. Elgin started his career as a Financial Analyst with Salomon Brothers.  He earned his B.A. from Queens College and his M.B.A. from Long Island University.

Gerald J. Kochanski	55

Gerald J. Kochanski has served as our Chief Financial Officer since April 2008.  Mr. Kochanski most recently served as the Financial Services Director of Lordi Consulting LLC, a national consulting firm, from February 2007 through February 2008. From October 2004 until December 2006, Mr. Kochanski was the Chief Financial Officer of American Water Enterprises, Inc., a business unit of a privately owned company in the water and wastewater treatment industry.  From November 1998 through September 2004, Mr. Kochanski was the Chief Financial Officer of Scanvec Amiable Ltd., a publicly traded provider of software to the signmaking, digital printing and engraving industries.  Mr. Kochanski is a Certified Public Accountant and received his B.S. in Accounting and his M.B.A. in Finance from La Salle University, where he has also been an adjunct accounting department faculty member since 1986.

ITEM  11.           EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation we paid in the fiscal years ended December 31, 2008 and 2007 to our Named Executive Officers.
Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total

Norman J. Barta(4)	2008	$373,846	$18,000	$93,499	$37,212	$531,820
President and Chief Executive Officer	2007	$325,625	$128,500	$391,680	$37,991	$883,796

Ernest A. Elgin III(5)	2008	$70,000	$35,000	$14.424	$7,073	$126,497
President and Chief Executive Officer	2007	-	-	-	-	-

Mark W. Lerner(6)	2008	$113,750	-	-	$1,105	$114,855
Chief Financial Officer	2007	$180,754	-	$45,563	$4,215	$230,532

Gerald J. Kochanski(7)	2008	$138,750	$18,000	$25,169	$19,553	$201,422
Chief Financial Officer	2007	-	-	-	-	-

(1)	The amounts in this column reflect decisions approved by our Compensation Committee and are based on an analysis of the executive’s contribution to Nephros during fiscal 2008.

(2)
The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2008 and 2007, in accordance with SFAS 123(R). The assumptions used in the calculation of these amounts for 2008 are included in Note 2 to our audited consolidated financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.

(3)	See table below for details on Other Compensation.

(4)	Mr. Barta resigned as President and Chief Executive Officer and as a member of our Board of Directors on September 15, 2008.

(5)	Mr. Elgin became our President and Chief Executed Officer on September 15, 2008.

(6)	Mr. Lerner resigned on April 28, 2008.

(7)	Mr. Kochanski became our Chief Financial Officer as of April 1, 2008.

Other Compensation

Name	Year	Matching 401K Plan Contribution	Health Insurance Paid by Company	Life Insurance Paid by the Company	Fees Paid As Non- Management Directors	Company Paid Transportation Expense	Total Other Compensation

Norman J. Barta	2008	$8,050	$18,682	$8,434	-	$2,046	$37,212
	2007	$9,000	$17,688	$7,353	-	$3,950	$37,991

Ernest A. Elgin III	2008	-	$6,620	$44	-	$409	$7,073
	2007	-	-	-	-	-	-

Mark W. Lerner	2008	-	-	$82	-	$1.023	$1,105
	2007	-	-	$390	-	$3,825	$4,215

Gerald J. Kochanski	2008	$5,242	$14,011	$300	-	-	$19,553
	2007	-	-	-	-	-	-

Option Holdings and Fiscal Year-End Option Values

The following table shows information concerning unexercised options outstanding as of December 31, 2008 for each of our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2008

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ernest A. Elgin III	-	750,000	$0.42	9/15/18
Gerald J. Kochanski	-	250,000	$0.75	4/01/18
Norman J. Barta(1)	-	-	-	-
Mark W. Lerner(2)	-	-	-	-

(1)	Mr. Barta resigned on September 15, 2008.

(2)	Mr. Lerner resigned on April 28, 2008.

Employment and Change in Control Agreements

We have used employment agreements as a means to attract and retain executive officers.   These are more fully discussed below.  We believe that these agreements provide our executive officers with the assurance that their employment is a long-term arrangement and provide us with the assurance that the officers’ services will be available to us for the foreseeable future.

Agreement with Mr. Ernest Elgin III

We entered into an employment agreement with Mr. Elgin, dated as of September 15, 2008, having a term of three years. Pursuant to such employment agreement, Mr. Elgin’s initial annual base salary is $240,000. The employment agreement also provides that we shall establish a target discretionary bonus of 30% of Mr. Elgin’s base salary, the amount of which, if any, that Mr. Elgin is awarded will be determined by the Compensation Committee in its sole discretion, based in part on attainment of certain performance objectives to be identified by Mr. Elgin and the Compensation Committee. We agreed to provide Mr. Elgin with a guaranteed bonus of $35,000 for the period from September 15, 2008 through December 31, 2008. Pursuant to the employment agreement, on September 15, 2008, we granted Mr. Elgin an option to purchase 750,000 shares of our common stock under our 2004 Equity Incentive Plan. The option vests in four equal annual installments of 187,500 shares on each of September 15, 2009, September 15, 2010, September 15, 2011 and September 15, 2012, provided that Mr. Elgin remains employed by us at such time, and provided further that all options shall vest and become exercisable in full immediately upon the occurrence of a change in control (as defined in the employment agreement).

Mr. Elgin’s employment agreement provides that, upon termination by us for cause or disability (as such terms are defined in the agreement) or by Mr. Elgin for any reason other than his exercise of the change of control termination option (as defined in the agreement and discussed below) or upon his death, we shall pay him only his accrued but unpaid base salary and bonuses for services rendered through the date of termination, his unvested options shall immediately be cancelled and forfeited and his vested options shall remain exercisable for 90 days after such termination. If we terminate Mr. Elgin’s employment for any other reason or if he terminates his employment pursuant to his change of control termination option, then, provided he continues to abide by certain confidentiality and non-compete provisions of his agreement and executes a release, he shall be entitled to: (1) any earned but unpaid base salary for services rendered through the date of termination; and (2) the continued payment of his base salary for a period of either three months or, if he has been employed under the agreement for at least one year, six months subsequent to the termination date or until the end of the remaining term of the agreement if sooner.

Upon any change of control, Mr. Elgin shall have a period of time in which to discuss, negotiate and confer with any successor entity regarding the terms and conditions of his continued employment. If Mr. Elgin, acting reasonably, is unable to timely reach an agreement through good faith negotiations with such successor, then he may elect to terminate his employment with us and receive the payments described above with respect to such a termination.  This election is the change of control termination option.

The agreement defines a “change in control” as (1) the acquisition, directly or indirectly, by any person (as such term is defined in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934), in one transaction or a series of related transactions, of our securities representing 50% or more of the combined voting power of our then outstanding securities if such person or his or its affiliate(s) do not own in excess of 50% of such voting power on the date of the agreement, or (2) the disposition by us (whether direct or indirect, by sale of assets or stock, merger, consolidation or otherwise) of all or substantially all of its business and/or assets in one transaction or series of related transactions (other than a merger effected exclusively for the purpose of changing the domicile of the Company).

The agreement defines “cause” as (1) an indictment, conviction, or plea of nolo contendere to, any felony or a misdemeanor involving fraud or dishonesty (whether or not involving us); (2) engaging in any act which, in each case, subjects, or if generally known would subject, us to public ridicule or embarrassment; (3) gross neglect or misconduct in the performance of the employee’s duties under the agreement; or (4) material breach of any provision of the agreement by the employee; provided, however, that with respect to clauses (3) or (4), the employee must have received written notice from us setting forth the alleged act or failure to act constituting "cause", and the employee shall not have cured such act or refusal to act within 10 business days of his actual receipt of notice.

The agreement defines “disability” as our determination that, because of the employee’s incapacity due to physical or mental illness, the employee has failed to perform his duties under the agreement on a full time basis for either (1) 90 days within any 365-day period, or (2) 60 consecutive days.

Agreement with Mr. Gerald Kochanski

Mr. Kochanski began serving as our chief financial officer on April 28, 2008, pursuant to an employment agreement dated as of April 1, 2008. Mr. Kochanski’s initial annual base salary is $185,000. For the first year of Mr. Kochanski’s employment, we will pay him a non-accountable commuting allowance of $10,000. In addition, we agreed to pay up to $10,000 of Mr. Kochanski’s moving costs. Mr. Kochanski may be awarded a bonus based on performance.  Pursuant to the employment agreement, we granted Mr. Kochanski an option to purchase 250,000 shares of our common stock under our 2004 Equity Incentive Plan. The option vests in four equal annual installments of 62,500 shares on each of March 31, 2009, March 31, 2010, March 31, 2011 and March 31, 2012 provided that he remains employed by us at such time, and provided further that such options shall become exercisable in full immediately upon the occurrence of a change in control (as defined in our 2004 Stock Incentive Plan).

Mr. Kochanski’s agreement provides that upon termination by us for cause or disability (as such terms are defined in the agreement) or by Mr. Kochanski for any reason other than his exercise of the change of control termination option (as defined in the agreement), then we shall pay him only his accrued but unpaid base salary and bonuses for services rendered through the date of termination, his unvested options shall immediately be cancelled and forfeited and his vested options shall remain exercisable for 90 days after such termination.  If Mr. Kochanski’s employment is terminated by his death or by his voluntary resignation or retirement other than upon his exercise of the change of control termination option, then we shall pay him his accrued but unpaid base salary for services rendered through the date of termination and any bonuses due and payable through such date of termination and those that become due and payable within 90 days after such date. If we terminate Mr. Kochanski’s employment for any other reason, then, provided he continues to abide by certain confidentiality and non-compete provisions of his agreement and executes a release, he shall be entitled to: (1) any accrued but unpaid base salary for services rendered through the date of termination; and (2) the continued payment of his base salary, in the amount as of the date of termination, for a period of either three months or, if he has been employed under the agreement for at least one year, six months subsequent to the termination date or until the end of the remaining term of the agreement if sooner.

Upon any sale of all or substantially all of our business or assets, whether direct or indirect, by purchase, merger, consolidation or otherwise, Mr. Kochanski shall have a period of time in which to discuss, negotiate and confer with any successor entity regarding the terms and conditions of his continued employment. If Mr. Kochanski, acting reasonably, is unable to timely reach an agreement through good faith negotiations with such successor, then he may elect to terminate his employment with us and receive the payments and bonuses described above with respect to such a termination.  This is the same change in control termination option found in the Elgin employment agreement.

The agreement defines “cause” as (1) conviction of any crime (whether or not involving us) constituting a felony in the jurisdiction involved; (2) engaging in any act which, in each case, subjects, or if generally known would subject, us to public ridicule or embarrassment; (3) gross neglect or misconduct in the performance of the employee’s duties under the agreement; or (4) material breach of any provision of the agreement by the employee; provided, however, that with respect to clauses (3) or (4), the employee must have received written notice from us setting forth the alleged act or failure to act constituting "cause", and the employee shall not have cured such act or refusal to act within 10 business days of his actual receipt of notice.

The agreement defines “disability” as our determination that, because of the employee’s incapacity due to physical or mental illness, the employee has failed to perform his duties under the agreement on a full time basis for either (1) 120 days within any 365-day period, or (2) 90 consecutive days.

Agreement with Mr. Norman J. Barta

Norman J. Barta previously served as our president and chief executive officer under a written employment agreement with us. In connection with Mr. Barta’s resignation in September 2008, we entered into a Separation Agreement and Release with him, dated as of September 15, 2008, pursuant to which Mr. Barta provided certain transition services to us at his current base salary until October 10, 2008. The separation agreement replaced Mr. Barta’s employment agreement with us and provided, among other things, that he would receive an $18,000 bonus in connection with certain operational milestones that had been met as of the date of the separation agreement, would continue to receive his base salary and certain benefits during the six months immediately following the transition period, and that he will be subject to certain confidentiality, non-competition and proprietary rights restrictions.  Pursuant to the separation agreement, we paid Mr. Barta $391,846 in salary and $37,212 in benefits in 2008 and will pay him $100,000 in salary and $5,675 in benefits in 2009.  Under the separation agreement, Mr. Barta forfeited options to purchase an aggregate of 347,221 shares.  All remaining shares held by Mr. Barta were forfeited on December 15, 2008.

Agreement with Mr. Mark W. Lerner

Mr. Lerner, our former chief financial officer, resigned as of April 28, 2008.  Mr. Lerner began serving as our chief financial officer on March 6, 2006, pursuant to a letter agreement dated as of March 3, 2006. Mr. Lerner’s initial annual base salary was $175,000.  Mr. Lerner also received an option to purchase 40,000 shares of our common stock under our 2004 Equity Incentive Plan.  One-quarter of the option vested on the grant date and the remainder of the option were to vest in three equal annual installments of 10,000 shares beginning on the anniversary of the grant date. In addition, Mr. Lerner may be awarded a bonus based on performance. Mr. Lerner’s agreement provided that upon termination by us for cause (as defined in the agreement), death or disability or by his voluntary resignation or retirement, we would pay him only his accrued but unpaid base salary for services rendered through the date of termination.  If we terminated Mr. Lerner’s employment for any other reason, then he would be entitled to: (1) any accrued but unpaid base salary for services rendered through the date of termination; and (2) the continued payment of his base salary, in the amount as of the date of termination, for 90 days subsequent to the termination date.  Upon his voluntary resignation pursuant to a separation agreement, we paid Mr. Lerner his then-current base salary for three months following his resignation.  Options for an aggregate of 40,000 shares were forfeited on August 28, 2008, and all remaining options held by Mr. Lerner were forfeited on August 28, 2008.

2004 Equity Incentive Plan

The 2004 Plan provides that if there is a change in control, unless the agreement granting an award provides otherwise, all awards under the 2004 Plan will become vested and exercisable as of the effective date of the change in control. As defined in the 2004 Plan, a change in control means the occurrence of any of the following events: (i) any “person,” including a “group,” as such terms are defined in sections 13(d) and 14(d) of the Exchange Act and the rules promulgated thereunder, becomes the beneficial owner, directly or indirectly, whether by purchase or acquisition or agreement to act in concert or otherwise, of more than 50% of the outstanding shares of our common stock; (ii) our complete liquidation; (iii) the sale of all or substantially all of our assets; or (iv) a majority of the members of our Board of Directors are elected to the Board without having previously been nominated and approved by a majority of the members of the Board incumbent on the day immediately preceding such election.

Director Compensation

In fiscal 2008, our directors received a $10,000 annual retainer, $1,200 per meeting for each quarterly Board meeting attended and reimbursement for expenses incurred m in connection with serving on our Board of Directors.  The chairperson of our Audit Committee is paid a $5,000 annual retainer and $500 per meeting for meetings of the Audit Committee, with a maximum of eight meetings per year.

We grant each non-employee director who first joins our Board, immediately upon such director’s joining our Board, options to purchase 20,000 shares of our common stock in respect of such first year of service at an exercise price per share equal to the fair market value price per share of our common stock on the date of grant. We also grant annually, at the Board meeting that takes place immediately following each annual meeting, to each non-employee director options to purchase 10,000 shares of our common stock at an exercise price per share equal to the fair market value price per share of our common stock on the grant date.  These non-employee director options vest in three equal installments on each of the date of grant and the first and second anniversaries thereof. Our executive officers do not receive additional compensation for service as directors if any of them so serve.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2008.

Non-Employee Director Compensation in Fiscal 2008
Name	Fees Earned or Paid in Cash	Option Awards(1) (2)	Total ($)
Arthur H, Amron	$14,800	$3,088	$17,888
Lawrence J. Centella	$14,800	-	$14,800
Paul A. Mieyal	$14,800	$3,088	$17,888
Eric A. Rose, M.D.	$14,800	-	$14,800
James S. Scibetta	$21,800	$3,088	$24,888
____________________

(1)
The amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2008, in accordance with SFAS 123(R). The assumptions used in the calculation of these amounts for 2008 are included in Note 2 to our audited consolidated financial statements for the year ended December 31, 2008, which are included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.

(2)	Unless otherwise indicated below, option awards included in this table vest in three equal installments on each of the date of grant and the first and second anniversaries thereof.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2009 by (1) those persons or groups known to us to beneficially own more than 5% of the common stock, (2) each of our executive officers and directors, and (3) all of our directors and executive officers as a group.  Beneficial ownership of a security is determined in accordance with the rules and regulations of the SEC.  Under these rules, a person is deemed to beneficially own a share of our common stock if that person has or shares voting power or investment power with respect to that share, or has the right to acquire beneficial ownership of that share within 60 days, including through the exercise of any option, warrant or other right or the conversion or any other security.  Shares issuable under stock options and warrants are deemed outstanding for computing the percentage of the person holding options or warrants but are not outstanding for computing the percentage of any other person.  The percentage of beneficial ownership for the following table is based upon 38,165,380 shares of capital stock outstanding as of March 31, 2009.  Except as indicated below, the security holders listed possess sole voting and investment power with respect to the shares beneficially owned by that person.  Unless otherwise indicated, the address for each listed stockholder is c/o Nephros, Inc., 41 Grand Avenue, River Edge, New Jersey 07661.

Name and Address of Beneficial Owner	Amount of Ownership	Percent of Class

Ernest A. Elgin III	-	-

Gerald J. Kochanski(1)	62,500	*

James S. Scibetta(2)	13,334	*

Eric A. Rose, MD(3)	921,860	2.4%

Lawrence J. Centella(4)	63,410	*

Name and Address of Beneficial Owner	Amount of Ownership	Percent of Class

Paul A. Mieyal(5)	10,000	*

Arthur H. Amron(5)	10,000	*

AFS Holdings One LLC(6) Barry F. Schwartz 35 East 62nd Street New York, New York 10065	3,150,597	8.3%

Lambda Investors LLC(7) 411 West Putnam Avenue, Suite 125 Greenwich, Connecticut 06830	21,572,432	47.6%

All directors and executive officers as a group (9 persons)(8)	1,081,104	2.8%

*  Less than 1%.

(1)	Consists of 62,500 shares of common stock obtainable upon exercise of stock options.
(2)	Consists of 13,334 shares of common stock obtainable upon exercise of stock options.
(3)	Includes 176,709 shares of common stock obtainable upon exercise of stock options.
(4)	Includes 35,000 shares of common stock obtainable upon exercise of stock options.
(5)
Consists of 10,000 shares of common stock obtainable upon exercise of stock options.  Each of Dr. Mieyal and Mr. Amron is an affiliate of Wexford Capital LP, a registered investment advisory firm that manages Lambda Investors LLC.  Each of Dr. Mieyal and Mr. Amron disclaim beneficial ownership of shares beneficially owned by Lambda Investors LLC except, in the case of Mr. Amron, to the extent of his ownership interest in Lambda Investors LLC.

(6)
Based on information contained in Schedule 13G filed with the SEC on January 8, 2009 by AFS Holdings One LLC. AFS reported that it beneficially owns 3,150,597 shares of our common stock and has sole voting and dispositive power with respect to those shares.

(7)	Includes 7,190,811 shares of common stock obtainable upon exercise of a Class D warrant.
(8)	Includes information contained in (1) – (5).

ITEM  13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director Independence

Our Board of Directors is currently composed of five directors.  Although our common stock is no longer listed on NYSE Alternext but is traded on Over-the-Counter Bulletin Board, our Board of Directors has determined to apply NYSE Alternext’s test for director independence to all of our directors.  Using that test, the Board has determined that all of our directors are independent under NYSE Alternext’s rules.  As part of such determination of independence, our Board has affirmatively determined that none of our directors has a relationship with our company that would interfere with the exercise of independent judgment in carrying out his responsibility as a director.

Certain Relationships and Related Transactions

Dr. Eric A. Rose is currently on leave from his position as the Chairman of Columbia University’s Department of Surgery.  Until November 30, 2008, we licensed the right to use approximately 2,788 square feet of office space from the Trustees of Columbia University.  The term of the lease agreement was for one year through September 30, 2008 at a monthly cost of $13,359.55.  Pursuant to this agreement, we could access the internet through the Columbia University Network at a monthly fee of $328.50.  The lease terminated on November 30, 2008, and we do not currently have any other material relationship with Columbia University.

ITEM  14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by Rothstein Kass & Company, P.C. discussed below.

Audit Fees

Fees billed for audit services by Rothstein Kass & Company, P.C. totaled approximately $145,000 and $165,000 for the fiscal years ended December 31, 2008 and 2007, respectively. Such fees include fees associated with the annual audit.

Audit-Related Fees

During the fiscal year ended December 31, 2008, we were billed approximately $5,200 by Rothstein Kass & Company, P.C. for audit-related services in connection with the annual audit, for the reviews of our Form S-3 filings.

During the fiscal year ended December 31, 2007, we were billed approximately $82,000 by Deloitte & Touche LLP for audit-related services in connection with the review of our Schedule 14C and our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.  We incurred no billings by Rothstein Kass & Company, P.C. for audit-related services in 2007.

Our Audit Committee has considered whether and determined that the provision of the non-audit services rendered to us during 2008 and 2007 was compatible with maintaining the independence of Rothstein Kass & Company, P.C.

Tax Fees

There were no tax services provided by either Deloitte & Touche LLP or Rothstein Kass & Company, P.C. for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

We did not engage either Deloitte & Touche LLP or Rothstein Kass & Company, P.C. to provide any information technology services or any other services during the fiscal years ended December 31, 2008 and 2007.

PART IV

ITEM  15.           EXHIBITS AND FINANCIAL STATEMENTS

      (b)   Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification by the Chief Executive Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

31.2	Certification by the Chief Financial Officer pursuant to Section 240.13a-14 or section 240.15d-14 of the Securities and Exchange Act of 1934, as amended				X

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.

Date: April 30, 2009	By:	Ernest Elgin III
Ernest Elgin III President and Chief Executive Officer