Form 10-Q
period 2009-06-30
NEPHROS INC
filed 2009-08-14
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
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

☐ YES ☒ NO

As of August 14, 2009, 40,225,110 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

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

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$890	$2,306
Short-term investments	-	7
Accounts receivable, less allowances of $0 and $4, respectively	320	404
Inventory	767	724
Prepaid expenses and other current assets	74	162
Total current assets	2,051	3,603

Property and equipment, net	269	412
Other assets	20	21
Total assets	$2,340	$4,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$723	$986
Accrued expenses	205	411
Accrued severance expense	-	105
Total current liabilities	928	1,502

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2009 and December 31, 2008; no shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-

Common stock, $.001 par value; 60,000,000 shares authorized at June 30, 2009 and December 31, 2008; 38,759,872 shares issued and outstanding at June 30, 2009 and 38,165,380 at December 31, 2008	39	38

Additional paid-in capital	90,408	90,375
Accumulated other comprehensive income	62	70
Accumulated deficit	(89,097)	(87,949)
Total stockholders’ equity	1,412	2,534
Total liabilities and stockholders’ equity	$2,340	$4,036

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Product revenues	$527	$253	$1,158	$640

Cost of goods sold	336	162	788	400

Gross margin	191	91	370	240

Operating expenses:
Research and development	92	1,149	150	1,872
Depreciation	65	92	137	180
Selling, general and administrative	628	1,474	1,417	2,588
Total operating expenses	785	2,715	1,704	4,640

Loss from operations	(594)	(2,624)	(1,334)	(4,400)

Interest income	1	66	6	158
Interest expense	(2)	-	(2)	-
Impairment of auction rate securities	-	-	-	(114)
Unrealized holding gain - auction rate securities	-	114	-	114
Other income	182	-	182	158

Net loss	$(413)	$(2,444)	$(1,148)	$(4,084)

Net loss per common share, basic and diluted	$(0.01)	$(0.06)	$(0.03)	$(0.11)

Weighted average common shares outstanding, basic and diluted	38,264,462	38,165,380	38,214,921	38,165,380

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(1,148)	$(4,084)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137	172
Amortization of research & development assets	-	8
Impairment of auction rate securities	-	114
Unrealized holding gain – auction rate securities	-	(114)
Stock-based compensation	35	64

(Increase) decrease in operating assets:
Accounts receivable	77	164
Inventory	(48)	(59)
Prepaid expenses and other current assets	87	(86)

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(570)	1,181
Net cash used in operating activities	(1,430)	(2,640)

Investing activities:
Purchase of property and equipment	-	(8)
Purchase of short-term investments	-	(100)
Maturities of short-term investments	7	700
Net cash provided by investing activities	7	592

Effect of exchange rates on cash	7	3

Net decrease in cash and cash equivalents	(1,416)	(2,045)

Cash and cash equivalents, beginning of period	2,306	3,449
Cash and cash equivalents, end of period	890	1,404

Supplemental disclosure of cash flow information:
Cash paid for interest	2	-
Cash paid for taxes	3	9

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.     Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (collectively, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Forms 10-K and 10K/A filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 and April 30, 2009, respectively.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X.  Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP.  In the opinion of management, the interim consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All significant intercompany transactions and balances have been eliminated in consolidation.

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

On July 24, 2009, the Company raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 1,345,161 shares of its common stock and warrants to purchase an aggregate of 672,581 shares of its common stock, representing 50% of the shares of common stock purchased by each investor.  The Company sold the shares to investors at a price per share equal to $0.93.  The warrants have an exercise price of $1.12, are exercisable immediately and will terminate on July 24, 2014.

Each investor agreed that it will not sell, pledge, sell short or otherwise dispose of any of the purchased shares or warrants during the period commencing on the date of purchase and ending on January 31, 2010.

The shares of common stock and the warrants issued to the investors were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 4(2) and Regulation D thereunder.

Based on the Company’s current cash flow projections, it will need to raise additional funds through either the licensing or sale of its technologies or additional public or private offerings of its securities before the end of 2010.  The Company continues to investigate strategic funding opportunities as they are identified.  However, there is no guarantee that the Company will be able to obtain further financing.  If it is unable to raise additional funds on a timely basis or at all, the Company would not be able to continue its operations.

The Company has incurred significant losses in its operations in each quarter since inception.  For the six months ended June 30, 2009 and 2008, the Company has incurred net losses of approximately $1,148,000 and $4,084,000, respectively.  In addition, the Company has not generated positive cash flow from operations for the six months ended June 30, 2009 and 2008.  To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins.  If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

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

2.          Concentration of Credit Risk

For the six months ended June 30, 2009 and 2008, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2009	2008
A	41%	84%
B	49%	8%

As of June 30, 2009 and December 31, 2008, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2009	2008
A	44%	66%
B	24%	23%

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

For the three months ended June 30, 2009 and 2008, stock-based compensation expense was approximately $24,000 and $32,000, respectively.  For the six months ended June 30, 2009 and 2008, stock-based compensation expense was approximately $35,000 and $64,000, respectively.

There was no tax benefit related to expense recognized in the three and six months ended June 30, 2009 and 2008, as the Company is in a net operating loss position.  As of June 30, 2009, there was approximately $264,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans.  Such amount does not include the effect of future grants of equity compensation, if any.  Of this amount, approximately $264,000 will be amortized over the weighted-average remaining requisite service period of 3.0 years.  Of the total $264,000, the Company expects to recognize approximately 18% in the remaining interim periods of 2009, approximately 32% in 2010, approximately 32% in 2011 and approximately 18% in 2012.

5.          Comprehensive Income

The Company complies with the provisions of SFAS No. 130 “Reporting Comprehensive Income,” which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized.  Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments.  As of June 30, 2009 and December 31, 2008, accumulated other comprehensive income was approximately $62,000 and $70,000 respectively.

6.          Loss Per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” (“SFAS 128”) net loss per common share amounts (“basic EPS”) are computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants.  However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 12,399,475 and 13,214,324 from the computation of diluted EPS for the three and six month periods ended June 30, 2009 and 2008, respectively.

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

8.          New Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 141R-1“Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP SFAS 141R-1”). FSP SFAS 141R-1 amends the provisions in SFAS No. 141 (R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141 (R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of FSP SFAS 141R-1 will have on its consolidated financial statements

On May 28, 2009, the FASB issued Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”), which we adopted on a prospective basis beginning April 1, 2009.  SFAS No. 165 is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  The application of SFAS No. 165 did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification TM  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”).  The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.  We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed consolidated financial statements or related footnotes.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4,  Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly  (“FSP 157-4”), which is effective for the Company for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly.  This FSP applies to all fair value measurements when appropriate.   The adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements or related footnotes.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which is effective for the Company for interim and annual reporting periods ending after June 15, 2009. FSP 115-2 amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred. Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has no debt as of June 30, 2009 therefore, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”) has no impact on its June 30, 2009 financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements.  The Company has provided the disclosures required by FSP 107-1 in its quarterly report on Form 10-Q for the period ended June 30, 2009 in Note 9 - Fair Value of Financial Instruments.

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

The Company had no financial assets held at fair value at June 30, 2009.

10.        Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of June 30, 2009 and December 31, 2008 was approximately as follows:

	Unaudited	Audited
	June 30, 2009	December 31, 2008
Raw Materials	$276,000	$382,000
Finished Goods	491,000	342,000
Total Inventory	$767,000	$724,000

11.        Warrants

Issuance of Common Stock due to Placement Agent Warrants’ Cashless Exercise Provision

National Securities Corporation (“NSC”) and Dinosaur Securities, LLC (“Dinosaur” and together with NSC, the “Placement Agent”) acted as co-placement agents in connection with the 2007 Financing pursuant to an Engagement Letter, dated June 6, 2007 and a Placement Agent Agreement dated September 18, 2007. The Placement Agent received (i) an aggregate cash fee equal to 8% of the face amount of the Lambda Purchased Note and the Enso Purchased Note allocated and paid 6.25% to NSC and 1.75% to Dinosaur, and (ii) warrants (“Placement Agent Warrant”) with a term of five years from the date of issuance to purchase 10% of the aggregate number of shares of the Company’s common stock issued upon conversion of the Lambda Purchased Note and the Enso Purchased Note with an exercise price per share of the Company’s common stock equal to $0.706.  The Company issued Placement Agent Warrants to purchase an aggregate of 1,756,374 shares of the Company’s common stock to the Company’s placement agents in November 2007 in connection with their roles in the 2007 Financing.

The Placement Agent Warrants have a Cashless Exercise provision which states, “ If, and only if, at the time of exercise pursuant to this Section 1 there is no effective registration statement registering, or no current prospectus available for, the sale of the Warrant Shares to the Holder or the resale of the Warrant Shares by the Holder and the VWAP (as defined below) is greater than the Per Share Exercise Price at the time of exercise, then this Warrant may also be exercised at such time and with respect to such exercise by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing (i) the result of (x) the difference of (A) minus (B), multiplied by (y) (C), by (ii) (A), where:

(A) =	the VWAP (as defined below) on the Trading Day (as defined below) immediately preceding the date of such election;

(B) =	the Per Share Exercise Price of this Warrant, as adjusted; and

(C) =	the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

“VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted for trading on the New York Stock Exchange, American Stock Exchange, NASDAQ Capital Market, NASDAQ Global Market, NASDAQ Global Select Market or the OTC Bulletin Board, or any successor to any of the foregoing (a “Trading Market”), the daily volume weighted average price of the Common Stock on the Trading Market on which the Common Stock is then listed or quoted for trading as reported by Bloomberg L.P. for such date if such date is a date on which the Trading Market on which the Common Stock is then listed or quoted for trading (a “Trading Day”) or the nearest preceding Trading Date (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time); (b) if the Common Stock is not then listed or quoted for trading on a Trading Market and if prices for the Common Stock are then reported in the “Pink Sheets” published by Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported; or (c) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Holder and reasonably acceptable to the Company.”

The Company did not have an effective registration statement or a current prospectus available for the sale of the Warrant Shares to the Holder or the resale of the Warrant Shares by the Holder and the VWAP (as defined above) was greater than the Per Share Exercise Price during June 2009.  Several Placement Agents elected to exercise the Cashless Exercise provision of their warrants.

Placement Agents elected to exercise 1,348,690 of the 1,756,374 Placement Agent Warrants outstanding in June 2009.  All elected the Cashless Exercise provision of their warrants.  As a result, 594,492 shares of common stock were issued to the Placement Agents in June 2009.  The number of shares outstanding in the June 30, 2009 balance sheet and the number of shares outstanding used in the earnings per share calculation for the three and six months ended June 30, 2009 include these shares.

As of June 30, 2009 there were 407,684 Placement Agent Warrants outstanding.

12.        Contingencies

A former employee in the United States filed a claim in March 2009 against the Company and its CEO alleging breach of the individual’s employment agreement and fraud.  The individual was employed with the Company from April 2008 through January 8, 2009.  The Company’s loss is limited to $10,000, which is the deductible under its Employment Practices Liability insurance.   An accrual of $10,000 has been recorded as of June 30, 2009.

A third party has brought a claim against the Company alleging they incurred damages as a result of its cancellation of a transaction in 2008 involving the sale of Auction Rate Securities.  The claim has been referred to a Financial Industry Regulatory Authority (FINRA) binding arbitration panel and is scheduled to be heard in March 2010.  There are no specific amount of damages identified in the claim.  The Company denies that a transaction agreement had been reached and denies any liability involving this claim.  No contingent loss accrual has been recorded by the Company as of June 30, 2009.

13.        Subsequent Events

Sale of Common Stock

On July 24, 2009, the Company raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 1,345,161 shares of its common stock and warrants to purchase an aggregate of 672,581 shares of its common stock, representing 50% of the shares of common stock purchased by each investor.  The Company sold the shares to investors at a price per share equal to $0.93.  The warrants have an exercise price of $1.12, are exercisable immediately and will terminate on July 24, 2014. Each investor agreed that it will not sell, pledge, sell short or otherwise dispose of any of the purchased shares or warrants during the period commencing on the date of purchase and ending on January 31, 2010.

Issuance of Common Stock due to Placement Agent Warrants’ Cashless Exercise Provision

As described in Note 11 – Warrants, there were 407,684 outstanding Placement Agent Warrants as of July 1, 2009.

Placement Agents elected to exercise 240,512 of the Placement Agent Warrants in July 2009.  All elected the Cashless Exercise provision of their warrants.  As a result, 120,077 shares of common stock were issued to the Placement Agents in July 2009.  The number of shares outstanding in the June 30, 2009 balance sheet and the number of shares outstanding used in the earnings per share calculation for the three and six months ended June 30, 2009 do not include these additional shares since they were  issued after June 30, 2009.  There are 167,172 Placement Agent Warrant Shares outstanding as of the date of this report.

Tax Refund

A cash receipt of approximately $146,000 was received in July 2009.  The amount represents a 2008 New York State Qualified Emerging Technology Company (“QETC”) tax refund.  This amount is not recorded in the June 30, 2009 financial statements.

 The Company has evaluated subsequent events through August 14, 2009, the date of issuance of these financial statements, as required by SFAS 165 for a public entity.

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

Due to the ongoing concerns of maintaining water quality, on October 7, 2008, we filed a 510(k) application for approval to market our DSU to dialysis clinics for in-line purification of dialysate water.  Following its review of the application, the FDA requested additional information from us.  On February 24, 2009, we provided a formal response to the FDA.  On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

During the three months ended June 30, 2009,  Nephros was granted four new patents.  In the U.S., the company was issued patent #7,534,349 for a Dual Stage Ultrafilter with pump mechanism and/or shower feature. In Canada, the company was issued patent #2,430,575 for a valve mechanism used in Infusion Fluid systems which is a feature used on our H2HTM module and patent #2,396,852 for an Ionic Enhanced Dialysis/Diafiltration system which is related to mid-dilution HDF. In China, the company was issued patent #200510092067.3 for a Dual Stage Hemodiafiltration cartridge used in its OLpūrTM MD HDF Filter.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we are developing a personal potable water purification system for use by warfighters. Work on this project commenced in January 2008 and we have billed approximately $761,000 during the eighteen months ended June 30, 2009. In December 2007, the U.S. Department of Defense Appropriations Act appropriated an additional $2 million to continue the development of a dual stage ultra reliable personal water filtration system. Although it is our intention to execute an agreement with the U.S. Department of Defense to utilize this appropriation before it expires in September 2009, such an agreement has not been executed as of June 30, 2009. We have defined the project scope and objectives in connection with this appropriation and submitted a proposal to the Office of Naval Research in February 2009. We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

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

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Product Revenues

Net product revenues were approximately $527,000 for the three months ended June 30, 2009 compared to approximately $253,000 for the three months ended June 30, 2008, an increase of 108%.  The $274,000 increase in net product revenues is due to revenue of approximately $231,000 during the three months ended June 30, 2009 compared to approximately $30,000 during the same period in 2008, with the Office of U.S. Naval Research. We had revenue of approximately $67,000 from sales of our DSU in the United States for the three months ended June 30, 2009 whereas we had no DSU revenue in the same period in 2008.  Sales of our MD filters in our Target European Market were $6,000 higher in the three months ended June 30, 2009 compared to the same period in 2008.  Sales in Europe were flat due to production delays with a contract manufacturer.  Customer orders in Europe have not materially decreased from previous year’s levels resulting in a backlog.

Cost of Goods Sold

Cost of goods sold was approximately $336,000 for the three months ended June 30, 2009 compared to approximately $162,000 for the three months ended June 30, 2008, an increase of 107%.   The increase of approximately $174,000, or 90%, in cost of goods sold is primarily due to increased costs of approximately $155,000 during the three months ended June 30, 2009 over the same period in 2008 related to our contract with the Office of U.S. Naval Research and $3,000 in costs related to sales of our DSU in the United States for the three months ended June 30, 2009 whereas we had no DSU revenue in the same period in 2008.  Costs related to Sales of our MD filters in our Target European Market were $16,000 higher in the three months ended June 30, 2009 compared to the same period in 2008.  Approximately $3,000 of the European revenue reduction was due to higher units sold and the remaining $13,000 was due to foreign currency exchange rate fluctuation.

Research and Development

Research and development expenses were approximately $92,000 for the three months ended June 30, 2009 compared to approximately $1,149,000 for the three months ended June 30, 2008, a decrease of 92%.  This decrease of $1,057,000 is primarily due to the fact that there was no clinical trial being conducted in the three months ended June 30, 2009 compared to the same period in 2008.  The decreased spending related to the clinical trial, approximated $784,000 for the three months ended June 30, 2009 compared to the same period in 2008.  In addition, salaries, bonus and related fringe benefit expenses were approximately $241,000 lower for the three months ended June 30, 2009 compared to the same period in 2008 resulting from the reduction in headcount made in November 2008.  Machine development expenditures were approximately $25,000 lower; travel expenses were approximately $13,000; supplies and testing expenses were approximately $15,000 lower for the three months ended June 30, 2009 compared to the same period in 2008.  Spending for research on the water filter increased by approximately $21,000 the three months ended June 30, 2009 compared to the same period in 2009.

Depreciation Expense

Depreciation expense was approximately $65,000 for the three months ended June 30, 2009 compared to approximately $92,000 for the three months ended June 30, 2008, a decrease of 29%. The decrease of approximately $27,000 is primarily due to several assets having been fully depreciated as of year end 2008 resulting in no depreciation expense for those assets during the three months ended June 30, 2009.  There was not a significant disposition of assets during the three months ended June 30, 2009 compared to the same period in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $628,000 for the three months ended June 30, 2009 compared to approximately $1,474,000 for the three months ended June 30, 2008, a decrease of $846,000 or 57%.  The decrease reflects a reduction in: salaries, fringe benefits and deferred compensation of approximately $355,000; legal fees of approximately $137,000; facility rent of approximately $75,000; outside professional service fees of approximately $90,000; insurance premiums of approximately $24,000; travel expenses of approximately $23,000; office expense of approximately $12,000 and recruiting expenses of approximately $130,000 for the three months ended June 30, 2009 compared to the same period in 2008.

Interest Income

Interest income was approximately $1,000 for the three months ended June 30, 2009 compared to approximately $66,000 for the three months ended June 30, 2008.  The decrease of approximately $65,000 is due to the decreased investments held during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Interest Expense

We incurred approximately $2,000 of interest expense for the three months ended June 30, 2009.  This interest relates primarily to financing of premiums for product liability insurance.  There was no interest expense for the three months ended June 30, 2008.

Other income and expenses

Other income in the amount of approximately $182,000 for the three months ended June 30, 2009 resulted primarily from receipt of 2007 New York State Qualified Emerging Technology Company (“QETC”) tax refunds.  There was no other income for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues

Total revenues for the six months ended June 30, 2009 were approximately $1,158,000 compared to approximately $640,000 for the six months ended June 30, 2008.  Total revenues increased approximately $518,000 or 81%.  The increase in net product revenues is due to revenues of approximately $565,000 during the six months ended June 30, 2009 compared to approximately $53,000 during the same period in 2008, with the Office of U.S. Naval Research. We had revenue of approximately $91,000 from sales of our DSU in the United States for the six months ended June 30, 2009 whereas we had no DSU revenue in the same period in 2008.  Sales of our MD filters in our Target European Market were approximately $85,000 lower in the six months ended June 30, 2009 compared to the same period in 2008.  Sales in Europe were lower due to production delays with a contract manufacturer.  Customer orders in Europe have not materially decreased from previous year’s levels resulting in a backlog.

Cost of Goods Sold

Cost of goods sold was approximately $788,000 for the six months ended June 30, 2009 compared to approximately $400,000 for the six months ended June 30, 2008.  The increase of approximately $388,000, or 97%, in cost of goods sold is primarily due to the increase of approximately $391,000 during the six months ended June 30, 2009 over the same period in 2008 related to our contract with the Office of U.S. Naval Research and $11,000 in costs related to sales of our DSU in the United States for the six months ended June 30, 2009 whereas we had no DSU revenue in the same period in 2008.  Costs related to Sales of our MD filters in our Target European Market were approximately $14,000 lower in the six months ended June 30, 2009 compared to the same period in 2008 due to a reduction in revenue.

Research and Development

Research and development expenses were approximately $150,000 for the six months ended June 30, 2009 compared to approximately $1,872,000 for the six months ended June 30, 2008, a decrease of 92%.  This decrease of $1,722,000 is primarily due to the fact that there was no clinical trial being conducted in the six months ended June 30, 2009 compared to the same period in 2008.  The decreased spending related to the clinical trial, approximated $1,167,000 for the six months ended June 30, 2009 compared to the same period in 2008.  In addition, salaries, bonus and related fringe benefit expenses were approximately $466,000 lower for the six months ended June 30, 2009 compared to the same period in 2008 resulting from the reduction in headcount made in November 2008.  Machine development expenditures were approximately $58,000 lower; travel expenses were approximately $23,000; supplies and testing expenses were approximately $24,000 lower for the six months ended June 30, 2009 compared to the same period in 2008.  Spending for research on the water filter increased by approximately $16,000 the six months ended June 30, 2009 compared to the same period in 2009.

Depreciation Expense

Depreciation expense was approximately $137,000 for the six months ended June 30, 2009 compared to approximately $180,000 for the six months ended June 30, 2008, a decrease of 24%. The decrease of approximately $43,000 is primarily due to several assets having been fully depreciated as of year end 2008 resulting in no depreciation expense for those assets during the six months ended June 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,417,000 for the six months ended June 30, 2009 compared to approximately $2,588,000 for the six months ended June 30, 2008, a decrease of $1,171,000 or 45%.  The decrease reflects a reduction in: salaries, fringe benefits and deferred compensation of approximately $407,000; legal fees of approximately $266,000; facility rent of approximately $120,000; outside professional service fees of approximately $125,000; insurance premiums of approximately $47,000; travel expenses of approximately $29,000; office expense of approximately $33,000; stock exchange fees of approximately $14,000 and recruiting expenses of approximately $130,000 for the three months ended June 30, 2009 compared to the same period in 2008.

Interest Income

Interest income was approximately $6,000 for the six months ended June 30, 2009 compared to approximately $158,000 for the six months ended June 30, 2008.  The decrease of approximately $152,000 or 96% is due to the decrease in investments held during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We had in excess of $4 million of investments generating interest income during the six months ended June 30, 2008 compared to none in the comparable period of 2009.

Interest Expense

 We incurred approximately $2,000 of interest expense for the six months ended June 30, 2009.  This interest relates primarily to financing of premiums for product liability insurance.  There was no interest expense for the six months ended June 30, 2008.

Impairment loss of Auction Rate Securities

Effective January 1, 2008, we adopted fair value measurements under SFAS No. 157 which applied to our financial assets such as available-for-sale marketable securities (included as part of investments in the Unaudited Condensed Consolidated Balance Sheet). These items were to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using SFAS No. 157.  Our available-for-sale marketable securities consisted of auction rate securities (ARS) at June 30, 2008.

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

An impairment loss of approximately $114,000 on ARS was charged to our results of operations for the six months ended June 30, 2008.  Approximately $300,000 of ARS were redeemed at par during the three months ended June 30, 2008 thereby reducing the total par value from $4.4 million to $4.1 million as of June 30, 2008.

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

There was no impact on our operations for the six month period ended June 30, 2009 because the ARS investment was sold in 2008.

 Other income and expenses

Other income in the amount of approximately $182,000 and $158,000 for the six months ended June 30, 2009 and June 30, 2008, respectively, resulted primarily from receipt of New York State Qualified Emerging Technology Company (“QETC”) tax refunds in each of these periods.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,430,000 for the six months ended June 30, 2009 compared to approximately $2,640,000 for the six months ended June 30, 2008.  The $1,210,000 decrease in cash used in operating activities was primarily due to:

•	During the 2009 period, our net loss decreased by approximately $2,936,000;

•	During the 2009 period, our stock-based compensation expense decreased by approximately $29,000;

•	Our accounts receivable decreased by approximately $77,000 during the 2009 period compared to a decrease of approximately $164,000 during the 2008 period;

•	Our inventory increased by approximately $48,000 during the 2009 period compared to an increase of approximately $59,000 during the 2008 period;

•	Our prepaid expenses and other assets decreased by approximately $87,000 in the 2009 period compared to an increase of approximately $86,000 in the 2008 period; and

•	Our accounts payable and accrued expenses decreased by approximately $570,000 in the aggregate in the 2009 period compared to an increase of approximately $1,181,000 in the 2008 period.

Net cash provided by investing activities was approximately $7,000 for the six months ended June 30, 2009, compared to net cash provided by investing activities of approximately $592,000 for the six months ended June 30, 2008.  Our net cash provided by investing activities for the six months ended June 30, 2008 reflects the maturities of short-term investments in the amount of approximately $700,000 partially offset by purchases of approximately $100,000 in short-term investments and approximately $8,000 for purchases of computer equipment at our office in Ireland.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in this Quarterly Report on Form 10-Q. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov.  We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, unless required by law.
Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the six month periods ended June 30, 2009 and 2008.

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

In the quarter ended June 30, 2009, there were no  significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

PART II –   OTHER INFORMATION

Item 1.  Legal Proceedings

A former employee in France filed a claim in October 2008 stating that the individual is due 30,000 Euro or approximately $42,000 in back wages.  The individual left our employment four years ago and signed a Separation Agreement which stated we had no further liability to the individual.  Our attorney has advised us that the Separation Agreement is valid and should preclude us from having any liability.  A preliminary hearing was held before a French magistrate on June 18, 2009 and the case was scheduled to be heard before a French court in October 2009.  No contingent loss accrual has been recorded by the Company as of June 30, 2009.

A former employee in the United States filed a claim in March 2009 against us and our CEO alleging breach of the individual’s employment agreement and fraud.  The individual was employed with us from April 2008 through January 8, 2009.  Our loss is limited to $10,000, which is the deductible under our Employment Practices Liability insurance.   An accrual of $10,000 has been recorded as of June 30, 2009.

A third party has brought a claim against us alleging they incurred damages as a result of our cancellation of a transaction in 2008 involving the sale of Auction Rate Securities.  The claim has been referred to a Financial Industry Regulatory Authority (FINRA) binding arbitration panel and is scheduled to be heard in March 2010.  There is no specific amount of damages identified in the claim.  We deny that a transaction agreement had been reached and deny any liability involving this claim.  No contingent loss accrual has been recorded by the Company as of June 30, 2009.

There are no other currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended June 30, 2009.

Item 6.  Exhibits

EXHIBIT INDEX

4.8	Form of warrant issued to investors in July 2009 private placement.

10.52	Form of Subscription Agreement between Nephros, Inc. and the investors signatory thereto, dated July 24, 2009.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 14, 2009	By:	/s/ Ernest A. Elgin III
	Name:	Ernest A. Elgin III
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

4.8	Form of warrant issued to investors in July 2009 private placement.

10.52	Form of Subscription Agreement between Nephros, Inc. and the investors signatory thereto, dated July 24, 2009.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.