Form 10-Q
period 2009-09-30
NEPHROS INC
filed 2009-11-12
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
OR

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

☐ YES    ☒ NO

As of November 11, 2009, 41,604,798 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

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

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,795	$2,306
Short-term investments	-	7
Accounts receivable, less allowances of $0 and $4, respectively	525	404
Inventory	607	724
Prepaid expenses and other current assets	113	162
Total current assets	3,040	3,603

Property and equipment, net	218	412
Other assets	21	21
Total assets	$3,279	$4,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616	$986
Accrued expenses	251	411
Accrued severance expense	-	105
Total current liabilities	867	1,502

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2009 and December 31, 2008; no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-

Common stock, $.001 par value; 60,000,000 shares authorized at September 30, 2009 and December 31, 2008; 41,604.798 shares issued and outstanding at September 30, 2009 and 38,165,380 at December 31, 2008	42	38

Additional paid-in capital	91,774	90,375
Accumulated other comprehensive income	88	70
Accumulated deficit	(89,492)	(87,949)
Total stockholders’ equity	2,412	2,534
Total liabilities and stockholders’ equity	$3,279	$4,036

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Product revenues	$711	$393	$1,869	$1,033

Cost of goods sold	463	254	1,251	654

Gross margin	248	139	618	379

Operating expenses:
Research and development	62	191	212	2,072
Depreciation	53	84	190	255
Selling, general and administrative	676	1,242	2,093	3,830
Total operating expenses	791	1,517	2,495	6,157

Loss from operations	(543)	(1,378)	(1,877)	(5,778)

Interest income	2	27	8	185
Interest expense	-	-	(2)	-
Impairment of auction rate securities	-	-	-	(114)
Unrealized holding gain - auction rate securities	-	(114)	-	-
Gain on sale of investments	-	114	-	114
Other income	146	5	328	163

Net loss	$(395)	$(1,346)	$(1,543)	$(5,430)

Net loss per common share, basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.14)

Weighted average common shares outstanding, basic and diluted	40,439,506	38,165,380	38,961,179	38,165,380

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(1,543)	$(5,430)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	190	255
Amortization of research & development assets	-	12
Loss on disposal of equipment	-	3
Impairment of auction rate securities	-	114
Gain on sale of investments	-	(114)
Stock-based compensation	68	97

(Increase) decrease in operating assets:
Accounts receivable	(114)	93
Inventory	118	(1)
Prepaid expenses and other current assets	49	48

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(638)	594
Net cash used in operating activities	(1,870)	(4,329)

Investing activities:
Purchase of property and equipment	-	(63)
Proceeds from sale of short-term investments	-	4,100
Maturities of short-term investments	7	593
Net cash provided by investing activities	7	4,630

Financing activities:
Proceeds from private placement	1,251	-
Exercise of stock options	84	-
Net cash provided by investing activities	1,335	-

Effect of exchange rates on cash	17	(5)

Net increase (decrease) in cash and cash equivalents	(511)	296

Cash and cash equivalents, beginning of period	$2,306	$3,449
Cash and cash equivalents, end of period	1,795	3,745

Supplemental disclosure of cash flow information:
Cash paid for interest	2	-
Cash paid for taxes	6	8

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited (collectively, the “Company”), should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Forms 10-K and 10K/A filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 and April 30, 2009, respectively.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X.  Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP.  In the opinion of management, the interim consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented.  Interim results are not necessarily indicative of results for a full year. All significant intercompany transactions and balances have been eliminated in consolidation.

Adoption of Standards

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or “ASC.”  In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principals, which became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections and has been adopted by the Company for the quarter ended September 30, 2009.  This has an impact on the Company’s financial disclosures since all future references to authoritative accounting literature will be referenced in accordance with ASC Topic 105.

Use of Estimates

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

On July 24, 2009, the Company raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 1,345,161 shares of its common stock and warrants to purchase an aggregate of 672,581 shares of its common stock, representing 50% of the shares of common stock purchased by each investor.  The Company sold the shares to investors at a price per share equal to $0.93.  The warrants have an exercise price of $1.12, are exercisable immediately and will expire on July 24, 2014.

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

Based on the Company’s current cash flow projections, it will need to raise additional funds through either the licensing or sale of its technologies or additional public or private offerings of its securities before the end of 2010.  The Company continues to investigate strategic funding opportunities as they are identified.  However, there is no guarantee that the Company will be able to obtain further financing.  If it is unable to raise additional funds on a timely basis or at all, the Company would not be able to continue its operations. The Company has incurred significant losses in its operations in each quarter since inception.  For the nine months ended September 30, 2009 and 2008, the Company has incurred net losses of approximately $1,543,000 and $5,430,000, respectively.  In addition, the Company has not generated positive cash flow from operations for the nine months ended September 30, 2009 and 2008.  To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins.  If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

The Company’s current operating plans primarily include the continued development and support of the Company’s business in the European market, organizational changes necessary to begin the commercialization of the Company’s water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.  There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments.  If the Company is unable to generate sufficient cash flow from operations in the future to service its commitments, the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations.  There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

2.	Concentration of Credit Risk

For the nine months ended September 30, 2009 and 2008, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2009	2008
A	45%	84%
B	42%	10%

As of September 30, 2009 and December 31, 2008, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2009	2008
A	47%	66%
B	32%	23%

3.	Revenue Recognition

Revenue is recognized in accordance with ASC Topic 605.  Four basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criteria of ASC Topic 605 are met.  Product revenue is recorded net of returns and allowances.  All shipments are currently received directly by the Company’s customers.

4.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 by recognizing the fair value of stock-based compensation in the statement of operations.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period.  The fair value of stock-based awards is amortized over the vesting period of the award.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

For the three months ended September 30, 2009 and 2008, stock-based compensation expense was approximately $33,000 for both periods.  For the nine months ended September 30, 2009 and 2008, stock-based compensation expense was approximately $68,000 and $97,000, respectively.

There was no tax benefit related to expense recognized in the three and nine months ended September 30, 2009 and 2008, as the Company is in a net operating loss position.  As of September 30, 2009, there was approximately $256,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans.  Such amount does not include the effect of future grants of equity compensation, if any.  Of this amount, approximately $256,000 will be amortized over the weighted-average remaining requisite service period of 2.7 years.  Of the total $256,000, the Company expects to recognize approximately 10% in the remaining interim periods of 2009, approximately 37% in 2010, approximately 35% in 2011 and approximately 18% in 2012.

5.	Comprehensive Income

The Company complies with the provisions of ASC 220-10, which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized.  Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments.  As of September 30, 2009 and December 31, 2008, accumulated other comprehensive income was approximately $88,000 and $70,000, respectively.

6.	Loss per Common Share

In accordance with ASC 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution.  Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants.  However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 9,698,539 and 14,339,324 from the computation of diluted EPS for the three and nine month periods ended September 30, 2009 and 2008, respectively.

7.	Recent Accounting Pronouncements

Fair Value Measurements – In September 2006, the FASB issued guidance regarding fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements.  In February 2008, FASB issued a pronouncement, which delayed the effective date of its prior guidance regarding fair value measurements, specifically for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted the guidance for financial assets and liabilities on January 1, 2008.  It did not have any impact on the Company’s results of operations or financial position and did not result in any additional disclosures and the Company adopted the guidance for non-financial assets and non-financial liabilities on January 1, 2009, resulting in no impact to the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  It provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly.  It applies to all fair value measurements when appropriate.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, or related footnotes.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments, which is effective for the Company for the quarterly period beginning April 1, 2009.  The guidance requires an entity to provide the annual disclosures required by a prior pronouncement regarding disclosures about fair value of financial instruments, in its interim financial statements. The application of the guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows, or related footnotes.

In August 2009, the FASB issued an update to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance.  It primarily does three things:  1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This standard is effective beginning fourth quarter of 2009 for the Company.  The adoption of this standard update is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations – In December 2007, the FASB issued new accounting guidance on business combinations.  The pronouncement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. The pronouncement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning after December 15, 2008.  The Company adopted the pronouncement on January 1, 2009 resulting in no impact to the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events – On May 28, 2009, the FASB issued guidance regarding subsequent events, which the Company adopted on a prospective basis beginning April 1, 2009.  The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  The application of the pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB Accounting Standards Codification – On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments – In April 2009, the FASB issued an accounting pronouncement, which is effective for the Company for interim and annual reporting periods ending after June 15, 2009, that amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred.  Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company has no debt securities as of June 30, 2009 therefore there is no impact on the Company’s September 30, 2009 consolidated financial position, results of operations or cash flows.

8.	Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at December 31, 2008:

		Fair Value Measurements at Reporting Date Using
	Total Fair Value at December 31, 2008	Level 1	Level 2	Level 3
Certificate of deposit	$7,000	$7,000	$—	$—

Total	$7,000	$7,000	$—	$—

The Company had no financial assets held at fair value at September 30, 2009.

9.	Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of September 30, 2009 and December 31, 2008 was approximately as follows:

	Unaudited	Audited
	September 30, 2009	December 31, 2008
Raw Materials	$109,000	$382,000
Finished Goods	498,000	342,000
Total Inventory	$607,000	$724,000

10.	Equity Transactions

Warrants

Class D Warrants — As disclosed in Note 8 to the December 31, 2008 consolidated financial statements, the Company issued Class D warrants to purchase an aggregate of 9,112,566 shares of the Company’s common stock to the investors upon conversion of the purchased notes. The Company recorded the issuance of the Class D warrants at their approximate fair market value of $3,763,000.  The value of the Class D warrants was computed using the Black-Scholes option pricing model.

Placement Agent Warrants — As disclosed  in Note 8 to the December 31, 2008 consolidated financial statements , the Company issued placement agent warrants to purchase an aggregate of 1,756,374 shares of the Company’s common stock to the Company’s placement agents in connection with their roles in the Company’s fall 2007 financing (“the 2007 Financing”). The Company recorded the issuance of the placement agent warrants at their approximate fair market value of $1,047,000. The value of the placement agent warrants was computed using the Black-Scholes option pricing model.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2008.

Total Outstanding Warrants as of December 31, 2008

Title of Warrant	Date Issued	Expiry Date	Exercise Price		Total Common Shares Issuable
IPO Underwriter Warrants	3/24/2005	9/20/2009	$7.50		200,000
Lancer Warrants	1/18/2006	1/18/2009	$1.50		21,308
Class D Warrants	11/14/2007	11/14/2012	$0.706		9,112,566
Placement Agent Warrants	11/14/2007	11/14/2012	$0.90		1,756,374
Total all Outstanding Warrants			$1.02	(1)	11,090,248
(1) Weighted average.

The IPO Underwriter Warrants expired on September 20, 2009.

The Lancer Warrants expired on January 18, 2009.

Issuance of Common Stock due to Class D Warrants’ Cashless Exercise Provision

The Series D warrants have a cashless exercise provision which states, “ If, and only if, at the time of exercise pursuant to this Section 1 there is no effective registration statement registering, or no current prospectus available for, the sale of the Warrant Shares to the Holder or the resale of the Warrant Shares by the Holder and the VWAP (as defined below) is greater than the Per Share Exercise Price at the time of exercise, then this Warrant may also be exercised at such time and with respect to such exercise by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing (i) the result of (x) the difference of (A) minus (B), multiplied by (y) (C), by (ii) (A), where:

(A) =	the VWAP (as defined below) on the Trading Day (as defined below) immediately preceding the date of such election;

(B) =	the Per Share Exercise Price of this Warrant, as adjusted; and

(C) =	the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

“VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Common Stock is then listed or quoted for trading on the New York Stock Exchange, American Stock Exchange, NASDAQ Capital Market, NASDAQ Global Market, NASDAQ Global Select Market or the OTC Bulletin Board, or any successor to any of the foregoing (a “ Trading Market ”), the daily volume weighted average price of the Common Stock on the Trading Market on which the Common Stock is then listed or quoted for trading as reported by Bloomberg L.P. for such date if such date is a date on which the Trading Market on which the Common Stock is then listed or quoted for trading (a “ Trading Day ”) or the nearest preceding Trading Date (based on a Trading Day from 9:30 a.m. (New York City time) to 4:02 p.m. (New York City time); (b) if the Common Stock is not then listed or quoted for trading on a Trading Market and if prices for the Common Stock are then reported in the “Pink Sheets” published by Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Stock so reported; or (c) in all other cases, the fair market value of a share of Common Stock as determined by an independent appraiser selected in good faith by the Holder and reasonably acceptable to the Company.”

The Company did not have an effective registration statement or a current prospectus available for the sale of the warrant shares to the holder or the resale of the warrant shares by the holder and the VWAP (as defined above) was greater than the per share exercise price during the months of June through September 2009.

A Class D warrant holder elected to exercise 1,723,001 of the 9,112,566 Class D Warrants outstanding as of June 2009 pursuant to the cashless exercise provision of the warrant.  As a result, 1,091,222 shares of common stock were issued to this Class D warrant holder in August 2009.  The number of shares outstanding in the September 30, 2009 balance sheet and the number of shares outstanding used in the earnings per share calculation for the three and nine months ended September 30, 2009 include these shares.

Issuance of Common Stock due to Placement Agent Warrants’ Cashless Exercise Provision

National Securities Corporation (“NSC”) and Dinosaur Securities, LLC (“Dinosaur” and together with NSC, the “Placement Agents”) acted as co-placement agents in connection with the 2007 Financing pursuant to an Engagement Letter, dated June 6, 2007 and a Placement Agent Agreement dated September 18, 2007.  The Placement Agents received (i) an aggregate cash fee equal to 8% of the face amount of the notes purchased in the 2007 Financing (“the Purchased Notes”) and paid 6.25% to NSC and 1.75% to Dinosaur, and (ii) warrants (“Placement Agent Warrant”) with a term of five years from the date of issuance to purchase 10% of the aggregate number of shares of the Company’s common stock issued upon conversion of the Purchased Notes with an exercise price per share of the Company’s common stock equal to $0.706.  The Company issued Placement Agents Warrants to purchase an aggregate of 1,756,374 shares of the Company’s common stock to the Placement Agent in November 2007 in connection with their roles in the 2007 Financing.

The Placement Agent Warrants have a cashless exercise provision identical to that in the Series D Warrants.

The Company did not have an effective registration statement or a current prospectus available for the sale of the warrant shares to the holders or the resale of the warrant shares by the holders and the VWAP (as defined above) was greater than the per share exercise price during the months of June through September 2009.  Several Placement Agents elected to exercise the cashless exercise provision of their warrants.

Placement Agents elected to exercise 1.348,690 of the 1,756,374 Placement Agent Warrants outstanding in June 2009.  All elected the Cashless Exercise provision of their warrants.  As a result, 594,492 shares of common stock were issued to the Placement Agents in June 2009.  The number of shares outstanding in the June 30, 2009 balance sheet and the number of shares outstanding used in the earnings per share calculation for the three and six months ended June 30, 2009 include these shares.

As of June 30, 2009 there were 407,684 Placement Agent Warrants outstanding.

Placement Agents elected to exercise 278,003 of the 407,684 Placement Agent Warrants outstanding in June 2009.  All elected the cashless exercise provision of their warrants.  As a result, 143,762 shares of common stock were issued to the Placement Agents in the three months ended September 30, 2009.  The number of shares outstanding in the September 30, 2009 balance sheet and the number of shares outstanding used in the earnings per share calculation for the three and six months ended September 30, 2009 include these shares.

As of September 30, 2009 there were 129,681 Placement Agent Warrants outstanding.

July 2009 Private Placement

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

Total Outstanding Warrants as of September 30, 2009

Title of Warrant	Date Issued	Expiry Date	Exercise Price		Total Common Shares Issuable
Class D Warrants	11/14/2007	11/14/2012	$0.90		7,389,565
Placement Agent Warrants	11/14/2007	11/14/2012	$0.706		129,681
July 2009 Warrants	7/24/2009	7/24/2014	$1.12		672,581
Total all Outstanding Warrants			$.92	(1)	8,191,827
 (1) Weighted average.

11.	Contingencies

A former employee in the United States filed a claim in March 2009 against the Company and our CEO alleging breach of the individual’s employment agreement and fraud.  The individual was employed with us from April 2008 through January 8, 2009.  The claim was settled as of September 30, 2009 for approximately $11,000.  An accrual of $6,000 has been recorded as of September 30, 2009.

A third party has brought a claim against the Company alleging they incurred damages as a result of its cancellation of a transaction in 2008 involving the sale of Auction Rate Securities.  The claim has been referred to a Financial Industry Regulatory Authority (FINRA) binding arbitration panel and is scheduled to be heard in March 2010.  There is no specific amount of damages identified in the claim.  The Company denies that a transaction agreement had been reached and denies any liability involving this claim.  No contingent loss accrual has been recorded by the Company as of September 30, 2009.

12.	Subsequent Events

A former employee in France filed a claim in October 2008 stating that the individual is due 30,000 Euro or approximately $42,000 in back wages.  The individual left our employment four years ago and signed a Separation Agreement which stated we had no further liability to the individual.  Our attorney has advised us that the Separation Agreement is valid and should preclude us from having any liability.  A judgment dated October 15, 2009 was issued by a French court whereby the claimant was awarded 11,707 Euro.  The judgment is final.  An accrual of $18,000 has been recorded as of September 30, 2009 to cover this liability.

On October 26, 2009, the Company amended the certificate of incorporation to increase the authorized capital stock from 65,000,000 shares to 95,000,000 shares and the authorized common stock from 60,000,000 shares to 90,000,000 shares.  This increase was approved by the Company’s stockholders on October 22, 2009.  The amount of authorized preferred stock, which is 5,000,000 shares, was not increased.

The Company has evaluated subsequent events through November 12, 2009, the date of issuance of these financial statements.

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

Financial Operations Overview

Revenue Recognition:  Revenue is recognized in accordance with ASC 605.  Four basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured.

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

We currently have three products in various stages of development in the HDF modality to deliver improved therapy to ESRD patients:

•
OLpur MDHDF filter series (which we sell in various countries in Europe and currently consists of our MD190 and MD220 diafilters), which is to our knowledge, the only filter designed expressly for HDF therapy and employing our proprietary Mid-Dilution Diafiltration technology;

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

In the first quarter of 2007, we received approval from the FDA for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We have submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  The FDA has not provided us with any additional requests for information or rendered a decision on our application.  We have made inquiries to the FDA about the status of our application and have been informed that our application is still under their review process.

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

During the nine months ended September 30, 2009, we were granted four new patents.  In the U.S., the Company was issued patent #7,534,349 for a Dual Stage Ultrafilter with pump mechanism and/or shower feature. In Canada, the Company was issued patent #2,430,575 for a valve mechanism used in Infusion Fluid systems which is a feature used on our H 2 H TM  module and patent #2,396,852 for an Ionic Enhanced Dialysis/Diafiltration system which is related to mid-dilution HDF. In China, the Company was issued patent #200510092067.3 for a Dual Stage Hemodiafiltration cartridge used in its OLpūr TM  MD HDF Filter.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we are developing a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our current ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.

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

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to potential impairment of investments and share-based compensation expense.  As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2008.  There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

See Note 7 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

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

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

 Product Revenues

Net product revenues were approximately $711,000 for the three months ended September 30, 2009 compared to approximately $393,000 for the three months ended September 30, 2008, an increase of 81%.  The $318,000 increase in net product revenues is due to: increased water filter sales of $98,000; increased military project revenue of $172,000 and increased blood filter sales in Europe of $48,000.

Cost of Goods Sold

Cost of goods sold (“COGS”) was approximately $463,000 for the three months ended September 30, 2009 compared to approximately $254,000 for the three months ended September 30, 2008.   The increase of approximately $209,000, or 82%, in cost of goods sold is primarily due to: increased water filter COGS of $32,000; increased military project COGS of $129,000 and increased blood filter COGS of $48,000.  All increases were due to the increased sales or activities in these areas.

Research and Development

Research and development expenses were approximately $62,000 for the three months ended September 30, 2009 compared to approximately $191,000 for the three months ended September 30, 2008, a decrease of 68% due primarily to our planned reduction of activities to conserve our resources.  This decrease of $129,000 is primarily due to:  decreased salaries of $25,000; decreased supplies of $59,000; decreased machine development expense of $34,000; and decreased testing expenses of $11,000.

Depreciation Expense

Depreciation expense was approximately $53,000 for the three months ended September 30, 2009 compared to approximately $84,000 for the three months ended September 30, 2008, a decrease of 37%. The decrease of approximately $31,000 is primarily due to several assets having been fully depreciated as of year end 2008 resulting in no depreciation expense for those assets during the three months ended September 30, 2009.  There was not a significant disposition of assets during the three months ended September 30, 2009 compared to the same period in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $676,000 for the three months ended September 30, 2009 compared to approximately $1,242,000 for the three months ended September 30, 2008, a decrease of $566,000 or 46%.  The decrease reflects a reduction in: compensation and benefits of $389,000; recruiting fees of $55,000; marketing expenses of $50,000; insurance expense of $52,000 and legal expenses of $20,000 for the three months ended September 30, 2009 compared to the same period in 2008.  The decreases were primarily due to our  reduced headcount and operations to conserve our resources.

Interest Income

Interest income was approximately $2,000 for the three months ended September 30, 2009 compared to approximately $27,000 for the three months ended September 30, 2008.  The decrease of approximately $25,000 is due to the decreased investments held during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Interest Expense

There was no interest expense for the three months ended September 30, 2009 or September 30, 2008.

Other income and expenses

Other income in the amount of approximately $146,000 for the three months ended September 30, 2009 resulted primarily from receipt of 2007 New York State Qualified Emerging Technology Company (“QETC”) tax refunds.  Other income for the three months ended September 30, 2008 was approximately $5,000.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues

Total revenues for the nine months ended September 30, 2009 were approximately $1,869,000 compared to approximately $1,033,000 for the nine months ended September 30, 2008.  Total revenues increased approximately $836,000 or 81%.  The increase in net product revenues is due to increased water filter sales of $190,000; increased military project revenue of $684,000 and decreased blood filter sales in Europe of $38,000.

Cost of Goods Sold

Cost of goods sold was approximately $1,251,000 for the nine months ended September 30, 2009 compared to approximately $654,000 for the nine months ended September 30, 2008.  The increase of approximately $597,000, or 91%, in cost of goods sold is primarily due to:  increased water filter COGS of $43,000; increased military project COGS of $521,000 and increased blood filter COGS of $33,000.  All increases were due to the increased sales and activities in these areas.

Research and Development

Research and development expenses were approximately $212,000 for the nine months ended September 30, 2009 compared to approximately $2,072,000 for the nine months ended September 30, 2008, a decrease of 90%, due primarily to our planned reduction of activities to conserve our resources.  This decrease of $1,860,000 is primarily due to the fact that there was no clinical trial being conducted in the nine months ended September 30, 2009 compared to the same period in 2008.  The decreased spending related to: decreased clinical trial expense of $1,060.000; decreased salaries of $567,000; decreased supplies of $102,000 decreased machine development expense of $92,000; decreased testing expenses of $26,000 and decreased computer software development expenses of $13,000.

Depreciation Expense

Depreciation expense was approximately $190,000 for the nine months ended September 30, 2009 compared to approximately $255,000 for the nine months ended September 30, 2008, a decrease of 25%. The decrease of approximately $65,000 is primarily due to several assets having been fully depreciated as of year end 2008 resulting in no depreciation expense for those assets during the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,093,000 for the nine months ended September 30, 2009 compared to approximately $3,830,000 for the nine months ended September 30, 2008, a decrease of $1,737,000 or 45%.  The decrease reflects a reduction in: compensation and benefits of $990,000; recruiting fees of $186,000; professional fees of $54,000; legal fees of $289,000; insurance expense of $110,000, and facilities expense of $108,000 for the nine months ended September 30, 2009 compared to the same period in 2008.  The decreases were due primarily to our planned reduction in headcount and operations to conserve our resources.

Interest Income

Interest income was approximately $8,000 for the nine months ended September 30, 2009 compared to approximately $185,000 for the nine months ended September 30, 2008.  The decrease of approximately $177,000 or 96% is due to the decrease in investments held during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We had in excess of $4 million of investments generating interest income during the nine months ended September 30, 2008 compared to none in the comparable period of 2009.

Interest Expense

We incurred approximately $2,000 of interest expense for the nine months ended September 30, 2009.  This interest relates primarily to financing of premiums for product liability insurance.  There was no interest expense for the nine months ended September 30, 2008.

Impairment Loss of Auction Rate Securities

Effective January 1, 2008, we adopted fair value measurements under ASC Topic 820, which applied to our financial assets such as available-for-sale marketable securities (included as part of investments in the Unaudited Condensed Consolidated Balance Sheet). These items were to be marked-to-market at each reporting period; however, the definition of fair value used for these mark-to-markets is now applied using ASC Topic 820.  Our available-for-sale marketable securities consisted of auction rate securities (ARS) at September 30, 2008.

 During the first three months of 2008, our ARS failed at auction due to sell orders exceeding buy orders in the entire ARS market.  Based upon an analysis of other-than-temporary impairment factors, ARS with an original par value of approximately $4.4 million were written-down to an estimated fair value of $4.3 million as of March 31, 2008.  We reviewed impairments associated with the above in accordance with ASC Topic 320 to determine the classification of the impairment as “temporary” or “other-than-temporary.”

An impairment loss of approximately $114,000 on ARS was charged to our results of operations for the nine months ended September 30, 2008.  Approximately $300,000 of ARS were redeemed at par during the three months ended June 30, 2008 thereby reducing the total par value from $4.4 million to $4.1 million as of June 30, 2008.

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

There was no impact on our operations for the nine month period ended September 30, 2009 because the ARS investment was sold in 2008.

 Other income and expenses

Other income in the amount of approximately $328,000 and $163,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively, resulted primarily from receipt of New York State Qualified Emerging Technology Company (“QETC”) tax refunds in each of these periods.  Tax credits for the years 2006 and 2007 were received during the nine months ended September 30, 2009.  The tax credit for the year 2005 was received during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,870,000 for the nine months ended September 30, 2009 compared to approximately $4,329,000 for the nine months ended September 30, 2008.  The $2,459,000 decrease in cash used in operating activities was primarily due to:

•	During the 2009 period, our net loss decreased by approximately $3,887,000;

•	During the 2009 period, our stock-based compensation expense decreased by approximately $29,000;

•	Our accounts receivable increased by approximately $114,000 during the 2009 period compared to a decrease of approximately $93,000 during the 2008 period;

•	Our inventory decreased by approximately $118,000 during the 2009 period compared to an increase of approximately $1,000 during the 2008 period;

•	Our prepaid expenses and other assets decreased by approximately $49,000 in the 2009 period compared to a decrease of approximately $48,000 in the 2008 period; and

•	Our accounts payable and accrued expenses decreased by approximately $638,000 in the aggregate in the 2009 period compared to an increase of approximately $594,000 in the 2008 period.

Net cash provided by investing activities was approximately $7,000 for the nine months ended September 30, 2009, compared to net cash provided by investing activities of approximately $4,630,000 for the nine months ended September 30, 2008.  Our net cash provided by investing activities for the nine months ended September 30, 2008 reflects the proceeds from the sales of auction rate securities of approximately $4,100,000 plus maturities of short-term investments net of purchases in the amount of approximately $593,000 partially offset by approximately $63,000 for purchases of computer equipment.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the nine month periods ended September 30, 2009 and 2008.

Certain Risks and Uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of risk factors associated with our business under the heading “Certain Risks and Uncertainties.” The information presented below should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Safe Harbor for Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements.  Factors that may cause such differences include the risks that:

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not be able to continue as a going concern;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan or efeeffectivelyemarket our products;
effectively market our products;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

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

In the quarter ended September 30, 2009, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

PART II –   OTHER INFORMATION

Item 1.  Legal Proceedings

A former employee in France filed a claim in October 2008 stating that the individual is due 30,000 Euro or approximately $42,000 in back wages.  The individual left our employment four years ago and signed a Separation Agreement which stated we had no further liability to the individual.  Our attorney has advised us that the Separation Agreement is valid and should preclude us from having any liability.  A  judgment dated October 15, 2009 was issued by a French court whereby the claimant was awarded 11,707 Euro.  The judgment is final.  An accrual of $18,000 has been recorded as of September 30, 2009 to cover this liability.

A former employee in the United States filed a claim in March 2009 against us and our CEO alleging breach of the individual’s employment agreement and fraud.  The individual was employed with us from April 2008 through January 8, 2009.   The claim was settled as of September 30, 2009 for approximately $11,000.  An accrual of $6,000 has been recorded  as of September 30, 2009.

 A third party has brought a claim against us alleging they incurred damages as a result of our cancellation of a transaction in 2008 involving the sale of Auction Rate Securities.  The claim has been referred to a Financial Industry Regulatory Authority (FINRA) binding arbitration panel and is scheduled to be heard in March 2010.  There is no specific amount of damages identified in the claim.  We deny that a transaction agreement had been reached and deny any liability involving this claim.  No contingent loss accrual has been recorded by the Company as of September 30, 2009.

There are no other currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 22, 2009 we held our annual meeting of  our shareholders at which our shareholders of record as of September 18, 2009 were asked to vote on three proposals.

Of the 41,604,798 shares of common stock eligible to vote at this meeting, a total of approximately 32,373,586 shares of common stock were actually present or represented by proxy.  This represents a vote by approximately 77.8% of the total shares eligible to vote.

The first proposal was to elect one director to serve on our Board of Directors for a three-year term.  Paul A. Mieyal was re-elected.

The second proposal was to approve the amendment of our Fourth Amended and Restated Certificate of Incorporation to increase the authorized shares of our capital stock from 65,000,000 shares to 95,000,000 shares and increase the authorized shares of our common stock from 60,000,000 shares to 90,000,000 shares.  An aggregate of approximately 64% of the total shares outstanding was voted in favor of this proposal.

The third proposal was to ratify the selection of Rothstein Kass & Company, P.C. as our independent auditors for the year ending December 31, 2009.  An aggregate of approximately 75.9% of the total shares represented and voting at the meeting was voted in favor of this proposal.

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

NEPHROS, INC.

Date: November 12, 2009	By:	/s/ Ernest A. Elgin III
	Name:	Ernest A. Elgin III
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.