Form 10-K
period 2009-12-31
NEPHROS INC
filed 2010-04-02
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2009 , was approximately $29,370,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Over the Counter Bulletin Board on June 30, 2009.  For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2009.

As of March 30, 2010 there were 41,604,798 shares of the registrant’s common stock, $0.001 par value, outstanding.

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

We believe that products in our OLpur MDHDF filter series are more effective than any products currently available for ESRD therapy because they are better at removing certain larger toxins (known in the industry as “middle molecules” because of their heavier molecular weight) from blood. The accumulation of middle molecules in the blood has been related to such conditions as malnutrition, impaired cardiac function, carpal tunnel syndrome, and degenerative bone disease in the ESRD patient. We also believe that OLpur H2H will, upon introduction, expand the use of HDF as a cost-effective and attractive alternative for ESRD therapy, and that, if approved in 2010, our OLpur H2H and MDHDF filters will be the first, and only, HDF therapy available in the United States at that time.

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

In the first quarter of 2007, we received approval from the FDA for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  The FDA has not provided us with any additional requests for information or rendered a decision on our application.  We have made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, have been informed that our application is still under their review process.

In January 2006, we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpur H2H and MD Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With over 5,800 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of November 11, 2009), we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration.

Due to the ongoing concerns of maintaining water quality, on October 7, 2008, we filed a 510(k) application for approval to market our DSU to dialysis clinics for in-line purification of dialysate water.  On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

During the twelve months ended December 31, 2009, we were granted four new patents.  In the U.S., we were issued patent #7,534,349 for a Dual Stage Ultrafilter with pump mechanism and/or shower feature. In Canada, we were issued patent #2,430,575 for a valve mechanism used in Infusion Fluid systems which is a feature used on our H2H module and patent #2,396,852 for an Ionic Enhanced Dialysis/Diafiltration system which is related to mid-dilution HDF. In China, we were issued patent #200510092067.3 for a Dual Stage Hemodiafiltration cartridge used in its OLpūr MD HDF Filter.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $423,000 has been billed to this second project during the four months ended December 31, 2009.

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

We have incurred losses in our operations in each quarter since inception. For the years ended December 31, 2009 and 2008, we have incurred net losses of $2,026,000 and $6,337,000, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2009 and 2008. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

At December 31, 2009, we had $1,004,000 in cash and cash equivalents. There can be no assurance that our cash and cash equivalents will provide the liquidity we need to continue our operations. (See “Certain Risks and Uncertainties”). These operating plans primarily include the continued development and support of our business in the European and Canadian markets, organizational changes necessary to enhance the commercialization of our water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

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

We continue to investigate additional funding opportunities by talking to various potential investors who could provide financing. However, there can be no assurance that we will be able to obtain further financing, do so on reasonable terms or do so on terms that would not substantially dilute your equity interests in us.  If we are unable to raise additional funds on a timely basis, or at all, we will not be able to continue our operations.

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

On January 22, 2009, we were informed by the AMEX that they had suspended trading in our common stock effective immediately.  Immediately following the notification, our common stock was no longer traded on the AMEX.

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

In November 2007, the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, approved our OLpur MDHDF filter series for marketing in Canada.

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

In the first quarter of 2007, we received approval from the FDA for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We have submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  The FDA has not provided us with any additional requests for information or rendered a decision on our application.  We have made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, have been informed that our application is still under their review process.

OLpur HD190

OLpur HD190 is our high-flux dialyzer cartridge, designed for use with either hemodialysis or hemodiafiltration machines. The OLpur HD190 incorporates the same materials as our OLpur MD190, but lacks our proprietary mid-dilution architecture.

OLpur H2H

OLpur H2H is our add-on module that converts the most common types of hemodialysis machines — that is, those with volumetric ultrafiltration control — into HDF-capable machines allowing them to use our OLpur MDHDF filter. We have completed our OLpur H2H design and laboratory bench testing, all of which were conducted by members of our research and development staff. Our design verification of the OLpur H2H was completed making the device ready for U.S. clinical trial. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  The FDA has not provided us with any additional requests for information or rendered a decision on our application.  We have made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, have been informed that our application is still under their review process.

OLpur NS2000

OLpur NS2000 is our standalone HDF machine and associated filter technology, which is in the development stage. The OLpur NS2000 will use a basic HDF platform which will incorporate our H2H technology including our proprietary substitution fluid systems.

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

With over 5,000 registered hospitals in the United States alone, we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration. We hope to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products.

Due to the ongoing concerns of maintaining water quality, on October 7, 2008, we filed a 510(k) application for approval to market our DSU to dialysis clinics for in-line purification of dialysate water.  On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of  a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $423,000 has been billed to this second project during the four months ended December 31, 2009.

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

Showcase Product Efficacy in our Target European Market:  As of March 2004, we initiated marketing in our Target European Market for the OLpur MD190. There is an  opportunity for sales of the OLpur MDHDF filters in our Target European Market because there is an established HDF machine base using disposable dialyzers. We have engaged in a series of clinical trials throughout our Target European Market to demonstrate the superior efficacy of our product. We believe that by demonstrating the effectiveness of our MDHDF filter series we will encourage more customers to purchase our products. Our MDHDF filter series has been applied successfully in over 150,000 treatments to date.

Convert Existing Hemodialysis Machines to Hemodiafiltration:  Upon completion of the appropriate documentation for our OLpur H2H technology, we plan to apply for CE marking for our OLpur H2H during 2010. We plan to complete our regulatory approval processes in the United States for both our OLpur MDHDF filter series and our OLpur H2H in 2009. If successfully approved, our OLpur H2H product will enable HDF therapy using the most common types of hemodialysis machines together with our OLpur MDHDF filters. Our goal is to achieve market penetration by offering the OLpur H2H for use by healthcare providers inexpensively, thus permitting the providers to use the OLpur H2H without a large initial capital outlay. We do not expect to generate significant positive margins from sales of OLpur H2H. We believe H2H will provide a basis for more MDHDF filter sales. We believe that, if approved in 2010, our OLpur H2H and MDHDF filters will be the first, and only, HDF therapy available in the United States at that time.

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

Develop a Foothold in the Healthcare Arena by Offering our DSU as a Means to Control Environment-Acquired Infections :  We believe our DSU offers an effective, and cost-effective, solution in conquering certain infection control issues faced by hospitals, nursing homes, assisted living facilities and other patient environments where chemical or heat alternatives have typically failed to adequately address the problem. The DSU provides for simple implementation without large capital expenses. We have established a goal in 2010 to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products.

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

Manufacturing and Suppliers

We do not intend to manufacture any of our products or components. We have entered into an agreement dated May 12, 2003, with a contract manufacturer (“CM”) to assemble and produce our OLpur MD190, MD220 or other filter products at our option. The agreement requires us to utilize this CM to manufacture the OLpur MD190s and MD220s or other filter products that we directly market in Europe, or are marketed by our distributor. In addition, our CM will be given first consideration in good faith for the manufacture of OLpur MD190s, MD220s or other filter products that we do not directly market. No less than semiannually, our CM will provide a report to representatives of both parties to the agreement detailing any technical know-how that they have developed that would permit them to manufacture the filter products less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the filter products manufactured in any given year exceeds 5%, then the CM will reimburse us up to half of the cost of the quantity of fiber represented by excess wastage. The CM will manufacture the OLpur MD190 or other filter products in accordance with the quality standards outlined in the agreement. Upon recall of any OLpur MD190 or other filter product due to manufactured products that fail to conform to the required specifications or having failed to manufacture one or more products in accordance with any applicable laws, the CM will be responsible for the cost of recall. The agreement also requires that we maintain certain minimum product-liability insurance coverage and that we indemnify our CM against certain liabilities arising out of our products that they manufacture, providing they do not arise out of the CM’s breach of the agreement, negligence or willful misconduct. The term of the agreement is through May 12, 2010, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party. Although we have no separate agreement with respect to such activities, our CM has also been manufacturing our H2H filters and DSU in limited quantities.

We also entered into an agreement in December 2003, and amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications like dialysis, to continue to produce the fiber for the OLpur MDHDF filter series. Pursuant to the agreement, FS is our exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories.  On January 18, 2010 the FS notified us that they are exercising their right to terminate the supply agreement.  Termination of the supply agreement will be effective on July 18, 2010.  The FS noted their desire to negotiate and execute a new supply agreement with us.  Negotiations on terms of a new supply agreement have been taking place and we expect to execute a new agreement with the FS, although we cannot assure you that we will be able to do so.

Sales and Marketing

We have established a distributor network to sell ESRD products in our Target European Market and, when regulatory approval is obtained, intend to establish a similar arrangement in the United States.  On February 25, 2010, we announced  that we signed an exclusive distribution agreement with Bellco Health Care Inc. (“BHC Medical”) to sell and market Nephros’ OLpurTM MD 220 filter for on-line HDF therapy in Canada.  Under the terms of the Agreement, Nephros and BHC Medical will work together to promote the sale and distribution of Nephros’ OLpurTM MD 220 filters through various advertising and promotional campaigns and by working with and training BHC’s sales and support staff.

We have established a customer service and financial processing facility in Dublin, Ireland, available to our customer base in our Target European Market. We have also initiated and completed various clinical studies designed to continue our evaluation of effectiveness of the OLpur MDHDF filters when used on ESRD patients in our Target European Market. These studies are intended to provide us, and have provided us, with valuable information regarding the efficacy of our product and an opportunity to introduce OLpur MDHDF filters to medical institutions in our Target European Market. We have engaged a medical advisor to help us in structuring our clinical study protocols and to support physicians’ technical inquiries regarding our products.

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

In the area of water filtration, we have finalized our initial water filtration product line for the healthcare sector.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of  a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $423,000 has been billed to this second project during the four months ended December 31, 2009.

We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

Our research and development expenditures were primarily related to development expenses associated with the H2H machine and  related salary expense for the years ended December 31, 2009 and 2008 and were $280,000 and $1,977,000, respectively.

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

•	displaying our products and providing associated literature at major industry trade shows in the United States, our Target European Market and Canada;

•	initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;

•	offering the OLpur H2H at a price that does not provide us with significant positive margins in order to encourage adoption of this product and associated demand for our dialyzers; and

•	pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities.

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

Intellectual Property

Patents

We protect our technology and products through patents and patent applications. In addition to the United States, we also applied for patents in other jurisdictions, such as the European Patent Office, Canada and Japan, to the extent we deem appropriate. We have built a portfolio of patents and applications covering our products, including their hardware design and methods of hemodiafiltration.

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

As of December 2009, we have sixteen issued U.S. patents; one issued Eurasian patent; four Mexican patents, four South Korean patents, three Russian patents, five Chinese patents, five French patents, six German patents, four Israeli patents, five Italian patents, two Spanish patents, six United Kingdom patents, eight Japanese patents, two Hong Kong patents, and nine Canadian patents. Our issued U.S. patents expire between 2018 and 2022. In addition, we have four pending U.S. patent applications, ten pending patent applications in Canada, eight pending patent applications in the European Patent Office, five pending patent applications in Brazil, three pending patent applications in China, nine pending patent applications in Japan, three pending patent applications in Mexico, one pending patent application in South Korea, one pending patent application in Hong Kong, two pending patent applications in India, two pending patent applications in Israel and one pending patent application in Australia.. Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal. We also have pending patent applications on our DSU water filtration system and pump/filter applications related to our Office of Naval Research project.

We have filed U.S. and International patent applications for a redundant ultra filtration device that was jointly invented by one of our employees and an employee of our CM. We and our CM are negotiating commercial arrangements pertaining to the invention and the patent applications.

Trademarks

As of December 31, 2009, we secured registrations of the trademarks CENTRAPUR, H2H, OLpur and the Arrows Logo in the European Union. Applications for these trademarks are pending registration in the United States. We also have applications for registration of a number of other marks pending in the United States Patent and Trademark Office.

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

Before a new medical device can be introduced to the market, FDA clearance of a pre-market notification under Section 510(k) of the FDC Act or FDA clearance of a pre-market approval, or PMA, application under Section 515 of the FDC Act must be obtained. A Section 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not called for pre-market approval under Section 515. The Section 510(k) pre-market clearance process is generally faster and simpler than the Section 515 pre-market approval process. We understand that it generally takes four to 12 months from the date a Section 510(k) notification is accepted for filing to obtain Section 510(k) pre-market clearance, as is the case with our OLpur H2H module and OLpur MD 220 filter, and that it could take several years from the date a Section 515 application is accepted for filing to obtain Section 515 pre-market approval, although it may take longer in both cases.

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

If human clinical trials of a device are required in connection with a Section 510(k) notification and the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or distributor of the device) will need to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing and/or laboratory bench testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as specified in the IDE. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of subjects. We submitted our original IDE application to the FDA for our OLpur H2H hemodiafiltration module and OLpur MD220 filter in May 2006. The FDA answered our application with additional questions in June 2006, and we submitted responses to the FDA questions in December 2006. In January 2007, we received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. In March 2007, we received full approval on our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We completed the patient treatment phase of our clinical trials during the second quarter of 2008 and filed our 510(k) applications with respect to the OLpur MDHDF filter series and the OLpur H2H module in November 2008.  No IDE was required for our DSU product. On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.  We hope to achieve U.S. regulatory approval of ourl OLpūr H2H module and OLpūr MD 220 filter products during 2010.  Following its review of our applications, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  The FDA has not provided us with any additional requests for information or rendered a decision on our application.  We have made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, have been informed that our application is still under their review process.

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

Regulatory Authorities in Regions Outside of the United States and the European Union

We also plan to sell our ESRD therapy products in foreign markets outside the United States which are not part of the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. Our ability to export into other countries may require compliance with ISO 13485, which is analogous to compliance with the FDA’s QSR requirements. In November 2007, the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, approved our OLpur MDHDF filter series for marketing in Canada. Other than the CE marking and Canadian approval of our OLpur MDHDF filter products, we have not obtained any regulatory approvals to sell any of our products and there is no assurance that any such clearance or certification will be issued.

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

Employees

As of March 31, 2010, we employed a total of 9 employees, 7 of whom were full time and 2 who are employed on a part-time basis. We also engaged 2 consultants on an ongoing basis. Of the 11 total employees and consultants, 4 were employed in a sales/marketing/customer support capacity, 3 in general and administrative and 4 in research and development.  Our President and Chief Executive Officer resigned on March 30, 2010, as reported in our Current Report on Form 8-K filed on March 30, 2010.

Recent Developments

In March 2007, we received full approval on our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We obtained approval from the IRBs and completed the clinical trial near the end of the second quarter in 2008. The clinical data was complied, analyzed, summarized and submitted with our FDA 510(k) in November 2008.  Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009. The FDA has not provided us with any additional requests for information or rendered a decision on our application.  We have made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, have been informed that our application is still under their review process.

On March 30, 2010, Ernest Elgin, III resigned as our President and Chief Executive Officer and also resigned from our Board of Directors.  In connection with Mr. Elgin’s resignation, we entered into a separation, release and consulting agreement with him, pursuant to which we will pay Mr. Elgin his current salary through April 16 and pay his applicable COBRA premiums through April 30, 2010, and, during any time that his COBRA coverage is in effect in 2010, reimburse him for out-of-pocket payments made in 2010 under his healthcare coverage up to $5,000, which is the deductible under the healthcare coverage.  Mr. Elgin will be available to consult with us for up to 15 hours a week until May 31, 2010, for which we will pay Mr. Elgin at the rate of 50% of his current salary from April 16 to May 31, 2010.   We have the right to extend the consulting period for an additional four months during which Mr. Elgin would be available to consult with us for up to 7.5 hours a week and during which we would pay Mr. Elgin 25% of his current salary.  We may terminate this consulting arrangement at any time upon 30 days notice.

Item 2. Properties

Our U.S. facilities are located at 41 Grand Avenue, River Edge, New Jersey, 07661 and consist of approximately 4,688 square feet of space.  The term of the rental agreement is for three years commencing December 2008 with a monthly cost of approximately $7,423. We use our facilities to house our corporate headquarters and research facilities.

Our facilities in our Target European Market are currently located at 6 Eaton House, Main Street, Rathcoole, Co. Dublin, Ireland, and consist of approximately 650 square feet of space.  The lease agreement was entered into on November 30, 2008.  The lease term is 6 months beginning March 1, 2009 and is renewable for 6 month terms with a 3 month notice to discontinue.  Our monthly cost is 735 Euro (approximately $1,000).

We use our facilities to house our accounting, operations and customer service departments. We believe this space will be adequate to meet our needs. We do not own any real property for use in our operations or otherwise.

Item 3. Legal Proceedings

A former employee in France filed a claim in October 2008 stating that the individual is due 30,000 Euro or approximately $42,000 in back wages.  The individual left our employment four years ago and signed a Separation Agreement which stated we had no further liability to the individual.  A final judgment dated October 15, 2009 was issued by a French court whereby the claimant was awarded 11,707 Euro, approximately $18,000.  The award was paid in October 2009.

A former employee in the United States filed a claim in March 2009 against us and our CEO alleging breach of the individual’s employment agreement and fraud.  The individual was employed with us from April 2008 through January 8, 2009.   The claim was settled as of September 30, 2009 for approximately $11,000.   The settlement was paid in October 2009.

 A third party has brought a claim against us alleging they incurred damages as a result of our cancellation of a transaction in 2008 involving the sale of Auction Rate Securities.  The claim has been referred to a Financial Industry Regulatory Authority (FINRA) binding arbitration panel and was scheduled to be heard in March 2010. There was no specific amount of damages identified in the claim.  A settlement of this claim was reached and paid in March 2010 in the amount of $20,000.  The settlement amount has been accrued as of December 2009.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 22, 2009 the AMEX removed our common stock from trading on the AMEX.  Until such date, our common stock had been trading on the AMEX under the symbol NEP. Effective February 4, 2009, our common stock is now quoted on the OTC Bulletin Board under the symbol “NEPH.OB”.  The following table sets forth the high and low sales prices for our common stock as reported on the AMEX and the high and low bid and ask prices for our common stock as reported on AMEX and the Over the Counter Bulletin Board for each quarter within the years ended December 31, 2008 and 2009.

Quarter Ended	High	Low
March 31, 2008	$1.60	$.33
June 30, 2008	$.97	$.50
September 30, 2008	$.65	$.24
December 31, 2008	$.48	$.05
March 31, 2009	$.15	$.04
June 30, 2009	$1.77	$.01
September 30, 2009	$2.63	$.99
December 31, 2009	$1.75	$.70

As of March 29, 2010, there were approximately 35 holders of record and approximately 900 beneficial holders of our common stock.

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

The following table provides information as of December 31, 2009 about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors upon exercise of options or warrants under all of our existing equity compensation plans, and warrants issued to placement agents in connection with our 2007 financing. Our existing equity compensation plans consist of our Amended and Restated Nephros 2000 Equity Incentive Plan and our Nephros, Inc. 2004 Stock Incentive Plan (together, our “Stock Option Plans”) in which all of our employees and directors are eligible to participate. Our Stock Option Plans and the issuance of the placement agent warrants were approved by our stockholders.

	(a)		(c)
	Number of		Number of securities
	securities to be	(b)	remaining available for
	issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrant and rights	warrant and rights	reflected in column (a))
Equity compensation plans approved by our stockholders:

Stock Option Plans	1,885,782	$0.86	1,543,884
Placement Agent Warrants	129,681	$0.70	—

Equity compensation plans not approved by our stockholders:

None	—		—
All Plans	2,015,463		1,543,884

Item 7. Management’s Discussion and Analysis or Plan of Operation

Business Overview

Since our inception in April 1997, we have been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. Our products include the OLpur MD190 and MD220, which are dialyzers (our “OLpur MDHDF Filter Series”), OLpur H2H, an add-on module designed to enable HDF therapy using the most common types of hemodialysis machines. We began selling our OLpur MD190 dialyzer in some parts of our Target European Market (consisting of France, Germany, Ireland, Italy and the United Kingdom (U.K.), as well as Cyprus, Denmark, Greece, the Netherlands, Norway, Portugal, Spain, Sweden and Switzerland) in March 2004, and have developed units suitable for clinical evaluation for our OLpur H2H product. We are developing our OLpur NS2000 product by modifying an existing HDF platform and incorporating our proprietary H2H technology.

To date, we have devoted most of our efforts to research, clinical development, seeking regulatory approval for our ESRD products, establishing manufacturing and marketing relationships and establishing our own marketing and sales support staff for the development, production and sale of our ESRD therapy products in our Target European Market and the United States upon their approval by appropriate regulatory authorities. We submitted to the FDA our 510(k) application in November 2008 for approval of our OLpūr H2H module and OLpūr MD 220 filter. Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  The FDA has not provided us with any additional requests for information or rendered a decision on our application.  We have made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, have been informed that our application is still under their review process.

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

In the fourth quarter of 2008, we also filed a 510(k) with the FDA for approval to use our DSU product with reverse osmosis (RO) water systems found within dialysis centers and hospitals.  Due the nature of this application our DSU will be categorized as a medical device and therefore requires a 510(k).  While waiting for FDA action on both of our ESRD and DSU 510(k) applications we redirected much of our resources to our sales and marketing efforts of our DSU product here in the US in its non-medical device applications. Our goal is to expand distribution to the hospital market and identify other short term applications.  Following its review of our DSU 510(k) application, the FDA requested additional information from us.  On February 24, 2009, we provided a formal response to the FDA.  On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of  a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $423,000 has been billed to this second project during the four months ended December 31, 2009.

Since our inception, we have incurred annual net losses. As of December 31, 2009, we had an accumulated deficit of $89,975,000, and we expect to incur additional losses in the foreseeable future. We recognized net losses of $2,026,000 and $6,337,000 for the years ended December 31, 2009 and 2008, respectively.

Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through December 31, 2009, we received net offering proceeds from private sales of equity and debt securities and from the initial public offering of our common stock (after deducting underwriters’ discounts, commissions and expenses, and our offering expenses) of approximately $53.3 million in the aggregate. An additional source of finances was our license agreement with Asahi, pursuant to which we received an up front license fee of $1.75 million in March 2005.

The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

1)	receiving regulatory approval for each of our ESRD therapy products and our DSU product in our target territories;

2)	the completion and success of additional clinical trials;

3)	the market acceptance of HDF therapy in the United States and of our technologies and products in each of our target markets;

4)	our ability to effectively and efficiently manufacture, market and distribute our products;

5)	our ability to sell our products at competitive prices which exceed our per unit costs;

6)	the consolidation of dialysis clinics into larger clinical groups; and

7)	the current U.S. healthcare plan is to bundle reimbursement for dialysis treatment which may force dialysis clinics to change therapies due to financial reasons.

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

Subsequent to December 31, 2008, on January 8, 2009, we received a letter from the AMEX notifying us that it was rejecting our plan.  The AMEX further notified us that the AMEX intends to strike the common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission (“SEC”) pursuant to Rule 1009(d) of the AMEX Company Guide.  Given the turmoil in the capital markets, we have decided not to seek an appeal of the AMEX’s intention to delist our common stock.

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

Recently Issued and Adopted Accounting Standards

     We follow accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, ™ sometimes referred to as the Codification or “ASC.”  In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principals, which became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections and has been adopted by us for the year ended December 31, 2009.  This has an impact on our financial disclosures since all future references to authoritative accounting literature will be referenced in accordance with ASC Topic 105.

     Fair Value Measurements – In September 2006, the FASB issued guidance regarding fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements.  In February 2008, FASB issued a pronouncement, which delayed the effective date of its prior guidance regarding fair value measurements, specifically for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We adopted the guidance for financial assets and liabilities on January 1, 2008.  It did not have any impact on our results of operations or financial position and did not result in any additional disclosures and we adopted the guidance for non-financial assets and non-financial liabilities on January 1, 2009, resulting in no impact to our consolidated financial position, results of operations or cash flows.

     In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  It provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly.  It applies to all fair value measurements when appropriate.  The adoption of this guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows, or related footnotes.

     In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments, which is effective for our quarterly period beginning April 1, 2009.  The guidance requires an entity to provide the annual disclosures required by a prior pronouncement regarding disclosures about fair value of financial instruments, in its interim financial statements. The application of the guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows, or related footnotes.

     In August 2009, the FASB issued an update to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance.  It primarily does three things:  1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This standard is effective beginning the fourth quarter of 2009.  The adoption of this standard update is not expected to impact our consolidated financial position, results of operations or cash flows.

Business Combinations – In December 2007, the FASB issued new accounting guidance on business combinations. The pronouncement establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. The pronouncement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning after December 15, 2008. We adopted the pronouncement on January 1, 2009 resulting in no impact to our consolidated financial position, results of operations or cash flows.

     Subsequent Events – On May 28, 2009, the FASB issued guidance regarding subsequent events, which we adopted on a prospective basis beginning April 1, 2009.  The guidance is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date.  The application of the pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

     Recognition and Presentation of Other-Than-Temporary Impairments – In April 2009, the FASB issued an accounting pronouncement, which is effective for our interim and annual reporting periods ending after June 15, 2009, that amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred.  Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. We have no debt securities as of December 31, 2009 therefore there is no impact on our December 31, 2009 consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

     In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities  (ASU No. 2009-17). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities . This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under ASU No. 2009-17 will be effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. We are assessing what impact, if any, adoption of this standard will have on our consolidated financial statements.

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

We recognize revenue related to product sales when delivery is confirmed by its external logistics provider and the other criteria of ASC Topic 605 are met. Product revenue is recorded net of returns and allowances.  All costs and duties relating to delivery are absorbed by Nephros. All shipments are currently received directly by our customers.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 by recognizing the fair value of stock-based compensation in net income. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.  For stock awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

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

The Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008

Product Revenues

Total product revenues for the year ended December 31, 2009 were $2,661,000 compared to $1,473,000 for the year ended December 31, 2008. The $1,188,000, or 81%, increase is primarily due to $1,093,000 related to revenue generated from the Office of Naval Research project in the United States.  The revenue derived from this project was $1,093,000 for the twelve months ended December 31, 2009 compared to $196,000 for the same period in 2008, which was the project’s initial period beginning in January 2008.  Sales of the OLpūr MD190 and MD220 Dialyzers in Europe were $1,265,000 for the twelve months ended December 31, 2009 compared to $1,228,000 for the same period in 2008.  This $37,000 or 3% increase in revenue was impacted by the adverse currency translation of the Euro to the U.S. dollar.  Units sold were 47,532 for the twelve months ended December 31, 2009 compared to 44,623 units for the same period in 2008, a 6.5% increase.  Although the sales price of these units, which is in Euro, remained constant approximately $53,000 was lost due to currency translation.    In addition, revenues in the United States  from sales of the Dual Stage Ultrafilter (the “DSU”) water filter were $303,000 for the twelve months ended December 31, 2009 compared to $49,000 for the same period in 2008. The DSU represents a new and complementary product line introduced in 2008.

Cost of Goods Sold

Cost of goods sold was $1,744,000 for the year ended December 31, 2009 compared to $1,064,000 for the year ended December 31, 2008. The $680,000, or 64%, increase is primarily due to costs related to the Office of Naval Research project in the United States.  The cost of goods sold related to the Office of Naval Research project was $692,000 for the twelve months ended December 31, 2009 compared to $141,000 for the same period in 2008, an increase of $551,000.  The increased cost is correlated to the higher revenue recognized from this project for the year ended December 31, 2009 compared to the same period in 2008. Cost of goods sold related to the OLpūr MD190 and MD220 Dialyzers sold in Europe for the year ended December 31, 2009 was $969,000 an increase of $46,000, or 5%, over the comparable period in 2008.  This increase was due primarily to higher sales volume. Units sold were 47,532 for the twelve months ended December 31, 2009 compared to 44,623 units for the same period in 2008, a 6.5% increase. Cost of goods sold related to the DSU water filters sold in the United States were $83,000 for the year ended December 31, 2009.  The DSU represents a new and complementary product line introduced in 2008 and there were no cost of goods sold incurred for the year ended December 31, 2008.

Research and Development

Research and development expenses were $280,000 for the year ended December 31, 2009 compared to $1,977,000 for the year ended December 31, 2008, a decrease of $1,697,000 or 86%. This decrease is related to the fact that a clinical trial was conducted in 2008 and there was no clinical trial conducted during 2009.  Clinical trial expenses decreased by approximately $964,000 during the twelve months ended December 31, 2009 compared to the same period in 2008.  Related reductions in personnel and lab testing resulted in reduced expenses of $491,000 and $226,000 respectively during the twelve months ended December 31, 2009 compared to the same period in 2008.  A reduction in travel expenses in the amount of $23,000 was offset by an increase of $13,000  in development expenses related to the DSU water filter during the twelve months ended December 31, 2009 compared to the same period in 2008.

Depreciation and Amortization Expense

Depreciation expense was $231,000, for the year ended December 31, 2009 compared to $447,000 for the year ended December 31, 2008, a decrease of $216,000, or 48.3%. An additional $59,000 of depreciation was recorded in 2008 related to furniture and fixtures and tooling to reflect the assessed utility of these assets as of December 31, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,812,000 for the year ended December 31, 2009 compared to $4,702,000 for the year ended December 31, 2008, a decrease of $1,890,000 or 40%.   A reduction in personnel and related expenses resulted in a decrease of $1,072,000 for the twelve months ended December 31, 2009 compared to the same period in 2008.   Reductions of $246,000 in legal expenses, $232,000 in marketing expenses, $186,000 in recruiting expenses, $70,000 in insurance expenses and $85,000 in facility expenses for the twelve months ended December 31, 2009 compared to the same period in 2008 were also achieved.  The legal expense reduction was due to less activity and transition to a new law firm in 2009.  Marketing activities related to trade shows were curtailed in 2009.  Recruiting fees were incurred for four hires in 2008 and none in 2009.  The reduction in facility expenses resulted from both the Ireland and U.S. offices moving to less expensive locations for 2009.

Interest Income

Interest income was $9,000 for the year ended December 31, 2009 compared to $199,000 for the year ended December 31, 2008. The decrease of $190,000, or 95.5%, reflects the impact of having less cash on hand in 2009 compared to 2008 and therefore, fewer investments to generate interest income.

Interest Expense

We incurred approximately $2,000 of interest expense for the year ended December 31, 2009.  This interest relates primarily to financing of premiums for product liability insurance.  No interest expense was incurred during 2008. We had no outstanding debt during 2009 or 2008.

Impairment of Auction Rate Securities and Gain on sale of investments

During the fiscal year 2008, we had investments in auction rate securities (“ARS”) which are long-term debt instruments with interest rates reset through periodic short-term auctions. If there are insufficient buyers when such a periodic auction is held, then the auction “fails” and the holders of the ARS are unable to liquidate their investment through such auction. With the liquidity issues experienced in global credit and capital markets, the ARS held by us had experienced multiple failed auctions since February 2008, and as a result, we did not consider these affected ARS liquid in the first quarter of 2008. Accordingly, while we had classified its ARS as current assets as of January 1, 2008, we reclassified them as noncurrent assets at March 31, 2008.

Based upon an analysis of other-than-temporary impairment factors, we wrote down ARS with an original par value of $4,400,000 to an estimated fair value of $4,286,000 as of March 31, 2008. We reviewed impairments associated with the above in accordance with ASC Topic 320 to determine the classification of the impairment as “temporary” or “other-than-temporary.” We determined the ARS classification to be “other-than-temporary,” and charged an impairment loss of $114,000 on the ARS to its results of operations for the three months ended March 31, 2008 and twelve months ended December 31, 2008.

During the three months ended June 30, 2008, $300,000 of principal on our ARS had been paid back by the debtor, resulting in our investment in ARS having decreased from $4,400,000 to $4,100,000 (par value) at June 30, 2008.  The net book value of our  ARS at June 30, 2008 was $3,986,000 million, due to the approximate $114,000 impairment recorded at March 31, 2008.  On July 22, 2008 we sold our ARS to a third party at 100% of par value, for proceeds of $4,100,000. We reclassified the ARS from Available-for-Sale to Trading Securities due to the sale of the investments in July 2008.

In accordance with ASC Topic 320, the ARS, classified as Trading Securities, were valued at their fair value of $4,100,000 at June 30, 2008.  The adjustment of the investment’s carrying value from $3,986,000 net book value to $4,100,000 fair value resulted in an Unrealized Holding Gain of $114,000 which is included in our Statement of Operations for the three and six months ended June 30, 2008.

 We subsequently reversed the Unrealized Holding Gain and recorded in the results of operations for the twelve months ended December 31, 2008, a Realized Gain on Sale of Investments of $114,000 in July 2008 due to the sale transaction being executed.

 We had no investments in Auction Rate Securities during the year ended December 31, 2009.

Other Income

      Other income in the amount of approximately $373,000 and $181,000 for the years ended December 31, 2009 and December 31, 2008, respectively, resulted primarily from receipt of New York State Qualified Emerging Technology Company (“QETC”) tax refunds in each of these periods.  Tax credits for the years 2006 and 2007 were received and recognized during the year ended December 31, 2009.  The tax credit for the year 2005 was received and recognized during the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the periods ended December 31, 2009 and December 31, 2008.

Liquidity and Capital Resources

Our future liquidity sources and requirements will depend on many factors, including:

•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

•
the timing and costs associated with obtaining United States regulatory approval or the Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory pre requisite for selling our ESRD therapy products in the European Union and certain other countries that recognize CE marking (for products other than our OLpur MDHDF filter series, for which the CE mark was obtained in July 2003);

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

On July 24, 2009, we raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 1,345,161 shares of its common stock and warrants to purchase an aggregate of 672,581 shares of its common stock, representing 50% of the shares of common stock purchased by each investor.  We sold the shares to investors at a price per share equal to $0.93.  The warrants have an exercise price of $1.12, are exercisable immediately and will terminate on July 24, 2014.

At December 31, 2009, we had an accumulated deficit of $89,975,000, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering in September 2004, from licensing revenue received from Asahi Kasei Medical Co., Ltd. (“Asahi”) in March 2005, a private placement of convertible debenture in June 2006 and a private investment in public equity in September 2007 and a private placement in July 2009.

Net cash used in operating activities was $2,612,000 for the year ended December 31, 2009 compared to $5,725,000 for the year ended December 31, 2008.

During 2009, the net cash used in operating activities was $3,113,000 less than the net cash used in operating activities during 2008. The most significant items contributing to the reduction in cash used in operating cash are highlighted below:

•
Our net loss in 2009 was $2,026,000 compared to $6,337,000 in 2008.  This represents an improvement of $4,311,000 in operating cash in 2009.  Noncash adjustments to reconcile net loss to net cash used in operating activities were: stock-based compensation was $108,000 and $155,000 in 2009 and 2008 respectively, a reduction of $47,000, depreciation expense was $231,000 and $447,000 in 2009 and 2008 respectively, a reduction of $216,000 and an increase to the inventory reserve of $18,000 in 2009.

•
During 2009, our accounts receivable, other current assets and other assets increased by $193,000.  This compares to a decrease of $236,000 in 2008.  This represents a $429,000 use of operating cash in 2009.

•	During 2009, our inventory decreased by $75,000. This compares to an increase in inventory of $409,000 in 2008. This represents a $484,000 source of operating cash in 2009.

•
During 2009, accounts payable and accrued expenses decreased by $807,000. This compares to an increase in accounts payable and accrued expenses of $183,000 during 2008.  This represents a $990,000 use of operating cash in 2009.

Net cash used by investing activities was $21,000 for the year ended December 31, 2009 compared to $4,599,000 of net cash provided by investing activities for the year ended December 31, 2008. In 2009, $28,000 was used to purchase equipment and $7,000 was provided by the maturity of a short-term investment.  In 2008, $4,693,000 was provided due to the maturity of short-term investments.  Approximately $97,000 of funds was used to purchase property, plant and equipment and $3,000 was provided by the sale of equipment.

Net cash provided by financing activities was $1,336,000 for the year ended December 31, 2009 resulting from the sale of common stock of $1,251,000 and proceeds from the exercise of stock options of $85,000. There were no financing activities in 2008.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2009:
	Payments Due in Period
	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years

Leases	$186,000	$101,000	$85,000	$—	$—
Employment Contracts	244,000	195,000	49,000
Total	$430,000	$296,000	$134,000	$—	$—

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

Risks Related to Our Company

Our independent registered public accountants, in their audit report related to our financial statements for the year ended December 31, 2009, expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in this Annual Report on Form 10-K expressing doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, we will need to raise additional funds through either the licensing or sale of our technologies or the additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 1997. As of December 31, 2009, we had an accumulated deficit of $89,975,000 primarily as a result of our research and development expenses and selling, general and administrative expenses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

We require additional financing in the near future to fund our operations.

At December 31, 2009, we had cash, cash equivalents and short-term investments totaling approximately $1,004,000 and tangible assets of approximately $1,648,000.   We estimate that these funds will allow us to keep operating through June 2010.  We must seek and obtain additional financing to fund our operations.   If we cannot raise sufficient capital, our ability to operate will be significantly limited and we might need to cease operations.

We have limited experience selling our DSU water filtration system to dialysis clinics, and we might be unsuccessful in increasing our sales.

Our business strategy depends in part on our ability to sell our DSU water filtration system to hospitals and other healthcare facilities that include dialysis clinics.   On July 1, 2009, we received approval from the FDA to market our DSU to dialysis clinics.  We have limited experience at sales and marketing. If we are unsuccessful at manufacturing, marketing and selling our DSU, our operations and potential revenues might be adversely affected.

Certain customers individually account for a large portion of our product sales, and the loss of any of these customers could have a material adverse effect on our sales.

For the year ended December 31, 2009, one of our customers accounted for 46% of our product sales. Also, this customer represented 44% of our accounts receivable as of December 31, 2009. We believe that the loss of this customer would have a material adverse effect on our product sales, at least temporarily, while we seek to replace such customer and/or self-distribute in the territories currently served by such customer.

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

The clearance and/or approval processes in the European Community and in the United States can be lengthy and uncertain and each requires substantial commitments of our financial resources and our management’s time and effort. We may not be able to obtain further CE marking or any FDA approval for any of our ESRD therapy products in a timely manner or at all. Even if we do obtain regulatory approval, approval may be only for limited uses with specific classes of patients, processes or other devices. Our failure to obtain, or delays in obtaining, the necessary regulatory clearance and/or approvals with respect to the European Community or the United States would prevent us from selling our affected products in these regions. If we cannot sell some of our products in these regions, or if we are delayed in selling while waiting the necessary clearance and/or approvals, our ability to generate revenues from these products will be limited.

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

Before obtaining regulatory approvals for the commercial sale of any of our ESRD therapy products in the United States and elsewhere, we must demonstrate through clinical studies that our products are safe and effective. We received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We were granted this approval on the condition that, by March 5, 2007, we submit a response to two informational questions from the FDA. We responded to these questions. We obtained approval from Western IRB, Inc., which enabled us to proceed with our clinical trial.  We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We have submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.   The FDA has not provided us with any additional requests for information or rendered a decision on our application.  We have made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, have been informed that our application is still under their review process.

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

Our business strategy with respect to our DSU products depends in part on the successful development of DSU products for use by the military. Beginning in January 2008, we contracted with the U.S. Office of Naval Research to develop a personal potable water purification system for warfighters under a first contract in an amount not to exceed $866,000.  In August 2009, we entered into a second contract with a value not to exceed $2 million.  These contracts would utilize the Federal appropriations from the U.S. Department of Defense not to exceed $3 million that have been approved for this purpose. If there are unanticipated delays in receiving the appropriations from the U.S. Department of Defense, our operations and potential revenues may be adversely affected.  Further, if we do not successfully complete the contract work or renew the contract work in the event that the research and development needs additional work to reach completion, our operations and potential revenues may be adversely affected.

Protecting our intellectual property in our technology through patents may be costly and ineffective. If we are not able to adequately secure or enforce protection of our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 16 granted U.S. patents will expire at various times from 2018 to 2022, assuming they are properly maintained.

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

We expect to rely on a limited number of independent manufacturers to produce our OLpur MDHDF filter series and our other products, including the DSU. Our manufacturers’ systems and procedures may not be adequate to support our operations and may not be able to achieve the rapid execution necessary to exploit the market for our products. Our manufacturers could experience manufacturing and control problems as they begin to scale-up our future manufacturing operations, if any, and we may not be able to scale-up manufacturing in a timely manner or at a commercially reasonable cost to enable production in sufficient quantities. If we experience any of these problems with respect to our manufacturers’ initial or future scale-ups of manufacturing operations, then we may not be able to have our products manufactured and delivered in a timely manner. Our products are new and evolving, and our manufacturers may encounter unforeseen difficulties in manufacturing them in commercial quantities or at all.

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

To market our ESRD therapy products in the European Community, the United States and other countries, where approved, manufacturers of such products must continue to comply or ensure compliance with the relevant manufacturing requirements. Although we cannot control the manufacturers of our ESRD therapy products, we may need to expend time, resources and effort in product manufacturing and quality control to assist with their continued compliance with these requirements. If violations of applicable requirements are noted during periodic inspections of the manufacturing facilities of our manufacturers, then we may not be able to continue to market the ESRD therapy products manufactured in such facilities and our revenues may be materially adversely affected.

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

Our success depends upon the skills, experience and efforts of our management and other key personnel, including our chief executive officer, certain members of our scientific and engineering staff and our marketing executives. As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of these few individuals. We do not maintain key-man life insurance on any of our management or other key personnel. The recent resignation of our Chief Executive Officer or the loss of the services of one or more of our present management or other key personnel could significantly delay the development and/or launch of our products as there could be a learning curve of several months or more for any replacement personnel. Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives. Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

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

Some of our competitors, including Fresenius Medical Care AG and Gambro AB, manufacture their own products and own dialysis clinics in the United States, our Target European Market and/or other regions of the world. In 2005, Gambro AB divested its U.S. dialysis clinics to DaVita, Inc. and entered a preferred, but not exclusive, ten-year supplier arrangement with DaVita, Inc., whereby DaVita, Inc. will purchase a significant amount of renal products and supplies from Gambro AB Renal Products. Because these competitors have historically tended to use their own products in their clinics, we may not be able to successfully market our products to the dialysis clinics under their ownership. According to the Fresenius Medical Care AG Form 20-F annual report for the year ended December 31, 2009, Fresenius Medical Care AG provides treatment in its own dialysis clinics to approximately 195,651 patients in its facilities around the world including facilities located in the North America. According to DaVita, Inc.’s Annual Report for the year ended December 31, 2009, DaVita, Inc. provides treatment in 1,530 outpatient dialysis centers serving approximately 118,000 patients in the United States.

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

A substantial portion of the cost of treatment for ESRD in the United States is currently reimbursed by the Medicare program at prescribed rates. Proposals to modify the current health care system in the United States to improve access to health care and control its costs are continually being considered by the federal and state governments. In March 2010, the U.S. Congress passed landmark healthcare legislation.  We cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically.  We anticipate that the U.S. Congress and state legislatures will continue to review and assess this legislation and possibly alternative health care reform proposals. We cannot predict whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted. Any spending decreases or other significant changes in the Medicare program could affect the pricing of our ESRD therapy products. As we are not yet established in our business and it will take some time for us to begin to recoup our research and development costs, our profit margins are likely initially to be lower than those of our competitors and we may be more vulnerable to small decreases in price than many of our competitors.

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

Risks Related to Our Common Stock

There currently is a limited market for our common stock.

Our common stock is quoted on the Over-the-Counter, or OTC, Bulletin Board.  Prior to January 22, 2009, our common stock was listed on the AMEX.  Trading in our common stock on both AMEX and the OTC Bulletin Board has been very limited, which could affect the price of our stock. We have no plans, proposals, arrangements or understandings with any person with regard to the development of an active trading market for our common stock, and no assurance can be given that an active trading market will develop.

  The prices at which shares of our common stock trade have been and will likely continue to be volatile.

In the two years ended December 31, 2009, our common stock has traded at prices ranging from a high of $2.63 to a low of $0.01 per share.  Due to the lack of an active market for our common stock, you should expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical or regulatory results relating to products under development by our competitors or us;

•	delays or failures in initiating, completing or analyzing clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

We are not able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations in recent years that might have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors might seriously harm the market price of our common stock, regardless of our operating performance.

We have never paid dividends and do not intend to pay cash dividends.

We have never paid dividends on our common stock and currently do not anticipate paying cash dividends on our common stock for the foreseeable future. Consequently, any returns on an investment in our common stock in the foreseeable future will have to come from an increase in the value of the stock itself. As noted above, the lack of an active trading market for our common stock will make it difficult to value and sell our common stock. While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that all earnings, if any, will be retained to finance our future operations.

Because we are subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Our common stock is subject to regulations of the SEC relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on any market of the NASDAQ Stock Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for your common stock and could limit your ability to sell your securities in the secondary market.

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

Our management has broad discretion over the use of our financial resources, including the net proceeds from all of our equity financings. Stockholders may not deem such uses desirable. Our use of our financial resources may vary substantially from our currently planned uses. We cannot assure you that we will apply such proceeds effectively or that we will invest such proceeds in a manner that will yield a favorable return or any return at all.

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

As of December 31, 2007, management reported a material weakness in our internal control over financial reporting due to an insufficient number of resources in the accounting and finance department that does not allow for a thorough review process.  Throughout fiscal year 2008, we implemented the following measures which resulted in the remediation of this material weakness as of December 31, 2008:

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

In addition, beginning with our financial statements for the year ending December 31, 2010, we will be subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 that require a report by our independent registered public accounting firm addressing the effectiveness of our internal control over financial reporting.   If the auditors were unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports.  Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

Our directors, executive officers and principal stockholders control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of December 31, 2009, our directors, executive officers and principal stockholders beneficially owned approximately 60.8% of our outstanding common stock. As of December 31, 2009, Lambda Investors LLC beneficially owned 44.27% of our outstanding common stock. As of December 31, 2000, Stagg Capital Group LLC beneficially owned 9.03% of our outstanding common stock. As of December 31, 2000, AFS Holdings One LLC beneficially owned 7.6% of our outstanding common stock.

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

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 31, 2010

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2009	December 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$1,004	$2,306
Short-term investments	-	7
Accounts receivable, less allowances of $0 and $4, respectively	629	404
Inventory, less allowances of $18 and $0, respectively	653	724
Prepaid expenses and other current assets	135	162
Total current assets	2,421	3,603
Property and equipment, net	210	412
Other assets	21	21
Total assets	$2,652	$4,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$455	$986
Accrued expenses	239	411
Accrued severance expense	-	105
Total current liabilities	694	1,502
Total liabilities	694	1,502

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $.001 par value; 90,000,000 and 60,000,000 authorized at December 31, 2009 and 2008, respectively; 41,604,798 and 38,165,380 shares issued and outstanding at December 31, 2009 and 2008, respectively.	42	38
Additional paid-in capital	91,815	90,375
Accumulated other comprehensive income	76	70
Accumulated deficit	(89,975)	(87,949)
Total stockholders’ equity	1,958	2,534
Total liabilities and stockholders’ equity	$2,652	$4,036

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31
	2009	2008
Product revenue	$2,661	$1,473
Cost of goods sold	1,744	1,064
Gross margin	917	409

Operating expenses:
Research and development	280	1,977
Depreciation and amortization	231	447
Selling, general and administrative	2,812	4,702
Total operating expenses	3,323	7,126

Loss from operations	(2,406)	(6,717)
Interest income	9	199

Interest expense	(2)	-

Impairment of auction rate securities	-	(114)
Gain on sale of investments	-	114
Other income	373	181

Net loss	$(2,026)	$(6,337)
Net loss per common share, basic and diluted	$(0.05)	$(0.17)
Weighted average common shares outstanding, basic and diluted	39,629,346	38,165,380

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional	Accumulated
	Common Stock		Paid-in	Other	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2008	38,165,380	$38	$90,220	$110	$(81,612)	$8,756

Comprehensive income:
Net loss					(6,337)	(6,337)
Net unrealized losses on foreign currency translation				(40)		(40)
Comprehensive loss						(6,377)
Noncash stock-based compensation			155			155
Balance, December 31, 2008	38,165,380	$38	$90,375	$70	$(87,949)	$2,534

Comprehensive income:
Net loss					(2,026)	(2,026)
Net unrealized gains on foreign currency translation				6		6
Comprehensive loss						(2,020)

Cashless exercise of warrants	1,829,476	2	(2)			-
Private placement sale of common stock	1,345,161	1	1,250			1,251

Exercise of stock options	264,781	1	84			85
Noncash stock-based compensation			108			108
Balance, December 31, 2009	41,604,798	$42	$91,815	$76	$(89,975)	$1,958

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)

	Years Ended December 31,
	2009	2008

Operating activities:
Net loss	$(2,026)	$(6,337)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	231	447
Impairment of auction rate securities	—	114
Noncash stock-based compensation	108	155
Gain on sale of investments	—	(114)
Inventory reserve	18

(Increase) decrease in operating assets:
Accounts receivable	(220)	1
Inventory	57	(409)
Prepaid expenses and other current assets	27	227
Other assets	—	8

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(702)	138
Accrued severance expense	(105)	45
Net cash used in operating activities	(2,612)	(5,725)

Investing activities
Purchase of property and equipment	(28)	(97)
Proceeds from sales of property and equipment	—	3
Maturities of short-term investments	7	4,693
Net cash provided by (used in) investing activities	(21)	4,599

Financing activities
Proceeds from stock options exercised	85	—
Proceeds from issuance of common stock	1,251	—
Net cash provided by financing activities	1,336	—
Effect of exchange rates on cash	(5)	(17)
Net decrease in cash	(1,302)	(1,143)
Cash, beginning of year	2,306	3,449
Cash, end of year	$1,004	$2,306

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$—
Cash paid for taxes	$6	$1

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. Nephros was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease (“ESRD”) therapy technology and products. The Company has three products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy for ESRD patients. These are the OLpur  TM   MDHDF filter series or “dialyzers,” designed expressly for HDF therapy, the OLpur  TM   H2H  TM, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy, and the OLpur  TM NS2000 system, a stand-alone hemodiafiltration machine and associated filter technology. In 2006, the Company introduced its Dual Stage Ultrafilter (“DSU”) water filter system, which represents a new and complementary product line to the Company’s existing ESRD therapy business. The DSU incorporates the Company’s unique and proprietary dual stage filter architecture.

On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of the Company. In August 2003, the Company established a European Customer Service and financial operations center in Dublin, Ireland.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nephros International Limited. All intercompany accounts and transactions have been eliminated in consolidation.

These financial statements were approved by management and the Board of Directors and are available for issuance as of the date of the audit opinion.  Subsequent events have been evaluated through this date.

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

The Company has incurred significant losses in its operations in each quarter since inception. For the years ended December 31, 2009 and 2008, the Company has incurred net losses of approximately $2,026,000 and $6,337,000, respectively. In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2009 and 2008. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

The Company’s current operating plans primarily include the continued development and support of the Company’s business in the European market, organizational changes necessary to begin the commercialization of the Company’s water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

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

The Company continues to investigate additional funding opportunities.  However, there can be no assurance that the Company will be able to obtain further financing, do so on reasonable terms or do so on terms that would not substantially dilute the equity interests in the Company. If the Company is unable to raise additional funds on a timely basis, or at all, the Company will not be able to continue its operations.

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

Short-Term Investments

The Company had no short-term investments at December 31, 2009.  The Company had $7,000 of short-term investments consisting of a certificate of deposit at December 31, 2008.

See Note 3 for a further discussion of short-term investments as of December 31, 2009 and December 31, 2008.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses.  The allowance for doubtful accounts at December 31, 2009 and 2008 was $0 and $4,000, respectively. There was no allowance for sales returns at December 31, 2009 or 2008.  There were no write offs of accounts receivable to bad debt expense during 2009 or 2008.

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

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation.  These assets are depreciated over their estimated useful lives of three to seven years using the straight line method.

Impairment for Long-Lived Assets

The Company adheres to ASC Topic 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2009 and December 31, 2008.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

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

 Shipping and Handling Costs

Shipping and handling costs are recorded as cost of goods sold and are approximately $19,000 and $31,000 for the years ended December 31, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718 by recognizing the fair value of stock-based compensation in the statement of operations.  The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.  For stock-based awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Other Income

Other income in the amount of approximately $373,000 and $181,000 for the years ended December 31, 2009 and December 31, 2008, respectively, resulted primarily from receipt of New York State Qualified Emerging Technology Company (“QETC”) tax refunds in each of these periods.  Tax credits for the years 2006 and 2007 were received and recognized during the year ended December 31, 2009.  The tax credit for the year 2005 was received and recognized during the year ended December 31, 2008 and no further tax credits are expected.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, which requires accounting for deferred income taxes under the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2009 and December 31, 2008.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

ASC Topic 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return.  ASC 740 utilizes a two-step approach for evaluating uncertain tax positions.  Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.  The Company is subject to income tax examinations by major taxing authorities for all tax years prior to 2006.  The adoption of the provisions of ASC 740 did not have a material impact on the Company’s consolidated financial statements.  During the year ended December 31, 2009 and 2008, the Company recognized no adjustments for uncertain tax positions.  However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and  interpretations, thereof.

Loss per Common Share

In accordance with ACS 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. The following securities have been excluded from the dilutive per share computation as they are antidilutive.

	2009	2008
Stock options	1,885,782	2,696,225
Warrants	8,191,827	11,090,248

Foreign Currency Translation

Foreign currency translation is recognized in accordance with ASC Topic 830.  The functional currency of Nephros International Limited is the Euro and its translation gains and losses are included in accumulated other comprehensive income. The balance sheet is translated at the year-end rate. The statement of operations is translated at the weighted average rate for the year.

Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220,  is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. For the years ended December 31, 2009 and 2008, the comprehensive loss was approximately $2,020,000 and $6,377,000, respectively.

Recent Issued and Adopted Accounting Standards

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

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

In August 2009, the FASB issued an update to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance.  It primarily does three things:  1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This standard is effective beginning in the fourth quarter of 2009 for the Company.  The adoption of this standard update is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

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

Recognition and Presentation of Other-Than-Temporary Impairments – In April 2009, the FASB issued an accounting pronouncement, which is effective for the Company for interim and annual reporting periods ending after June 15, 2009, that amends existing guidance for determining whether an other than temporary impairment of debt securities has occurred.  Among other changes, the FASB replaced the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. The adoption of this accounting pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

New Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities  (ASU No. 2009-17). ASU 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under ASU No. 2009-17 will be effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company is assessing what impact, if any, adoption of this standard will have on its consolidated financial statements.

 Note 3 — Short-Term Investments

ASC Topic 820 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company had no financial assets at December 31, 2009.

The following table details the fair value measurements within the fair value hierarchy of the Company’s financial assets at December 31, 2008:

	Total Fair Value at	Fair Value Measurements at Reporting Date Using
	December 31, 2008	Level 1	Level 2	Level 3
Certificates of deposit	$7,000	$7,000	$—	$—

Total	$7,000	$7,000	$—	$—

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Short-Term Investments (continued)

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

Based upon an analysis of other-than-temporary impairment factors, the Company wrote down ARS with an original par value of $4,400,000 to an estimated fair value of $4,286,000 as of March 31, 2008.  The Company reviewed impairments associated with the above in accordance with ASC Topic 320 to determine the classification of the impairment as “temporary” or “other-than-temporary.”  The Company determined the ARS classification to be “other-than-temporary”, and charged an impairment loss of $114,000 on the ARS to its results of operations during the three months ended March 31, 2008.  Subsequently during the three months ended June 30, 2008, $300,000 of principal on the Company’s ARS had been paid back from the debtor.  As a result of the payment, the Company’s investment decreased from a par value of $4,400,000 to approximately $4,100,000.  The net book value of the Company’s ARS at June 30, 2008 was $3,986,000.  On July 22, 2008, the Company sold its ARS to a third party at 100% of par value, for proceeds of $4,100,000 and as a result, the Company reclassified the ARS from Available-for-Sale to Trading Securities.

In accordance with ASC 320 the ARS, classified as Trading Securities, were valued at their fair value of $4,100,000 at June 30, 2008.  The adjustment of the ARS’ carrying value from $3,986,000 net book value to $4,100,000 fair value resulted in an Unrealized Holding Gain of $114,000 which was recorded in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2008.  As a result of the sale of investment on July 22, 2008, the Company reclassified the unrealized holding gain of $114,000 to a realized gain on sale of investments.

The Company had no investment in Auction Rate Securities during 2009.

Note 4 — Inventory

The Company’s inventory components as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Raw Materials	$257,000	$382,000
Finished Goods	414,000	342,000
Total Gross Inventory	671,000	724,000
Less: Inventory reserve	(18,000)	—
Total Inventory	$653,000	$724,000

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Prepaid insurance premiums	$126,000	$88,000
Other	9,000	74,000
Prepaid expenses and other current assets	$135,000	$162,000

Note 6 — Property and Equipment, Net

Property and equipment as of December 31, 2009 and 2008 was as follows:

		December 31,
	Life	2009	2008
Manufacturing equipment	3-5 years	$2,115,000	$2,057,000
Research equipment	5 years	91,000	91,000
Computer equipment	3-4 years	62,000	61,000
Furniture and fixtures	7 years	39,000	39,000
Property and equipment, gross		2,307,000	2,248,000
Less: accumulated depreciation		2,097,000	1,836,000
Property and equipment, net		$210,000	$412,000

The Company contracts with a contract manufacturer (“CM”) to manufacture the Company’s ESRD therapy products. The Company owns certain manufacturing equipment located at CM’s manufacturing plant.

Depreciation expense for the years ended December 31, 2009 and 2008 was approximately $231,000 and $447,000, respectively, including amortization expense relating to research and development assets.

Note 7 — Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Accrued Clinical Trial	$—	$102,000
Accrued Management Bonus and Directors’ Compensation	97,000	119,000
Accrued Accounting	63,000	75,000
Accrued Legal	19,000	32,000
Accrued Other	60,000	83,000
	$239,000	$411,000

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2009		2008
U.S. federal statutory rate	35.00%		35.00%
State & local taxes	5.90%		10.79%
Tax on foreign operations	(0.88)%		(1.36)%
State research and development credits	(14.93	) %	(2.71	) %
Other	0.79%		(0.32)%
Valuation allowance	(40.81)%		(44.11)%
Effective tax rate	(14.93)%		(2.71)%

Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$23,135,000	$29,357,000
Research and development credits	974,000	957,000
Nonqualified stock option compensation expense	1,553,000	1,751,000
Other temporary book – tax differences	(34,000)	(63,000)
Total deferred tax assets	25,628,000	32,002,000
Valuation allowance for deferred tax assets	(25,628,000)	(32,002,000)
Net deferred tax assets	$—	$—

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

At December 31, 2009, the Company had Federal, New York State and New York City income tax net operating loss carryforwards of $62,487,000 each and foreign income tax net operating loss carryforwards of $9,273,000. The Company also had Federal research tax credit carryforwards of $974,000 at December 31, 2009 and $957,000 at December 31, 2008. The Federal net operating loss and tax credit carryforwards will expire at various times between 2012 and 2026 unless utilized. During 2009, the Company received $303,000 payroll based research and development credits from New York State.

Implementation of ASC 740 did not result in a cumulative effect adjustment to the accumulated deficit.

It is the Company’s policy to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 9 — Stock Plans, Share-Based Payments and Warrants

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

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stock Plans, Share-Based Payments and Warrants – (continued)

As of December 31, 2009, 41,053 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates through March 15, 2014 all of which are fully vested. As of December 31, 2009, 144,607 options had been issued to employees under the 2000 Plan and were outstanding. Such options expire at various dates between January 22, 2013 and March 15, 2014 all of which are fully vested.

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

As of December 31, 2009, 1,517,570 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between January 5, 2016 and December 31, 2019, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2009, there were 1,543,884 shares available for future grants under the 2004 Plan. As of December 31, 2009, 182,552 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and August 14, 2019, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

Share-Based Payment

Prior to the Company’s initial public offering, options were granted to employees, non-employees and non-employee directors at exercise prices which were lower than the fair market value of the Company’s stock on the date of grant. After the date of the Company’s initial public offering, stock options are granted to employees, non-employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Stock options granted have a life of 10 years.  Unvested options as of December 31, 2009 currently vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

Expense is recognized, net of expected forfeitures, over the vesting period of the options. For options that vest upon the achievement of certain milestones, expense is recognized when it is probable that the condition will be met. Stock based compensation expense recognized for the years ended December 31, 2009 and 2008 was approximately $108,000 or less than $0.01 per share and approximately $155,000 or less than $0.01 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2009	2008
Stock Price Volatility	93% - 96%	89% – 90%
Risk-Free Interest Rates	2.51% - 3.04%	3.45% - 3.47%
Expected Life (in years)	5.75 – 6.25	6.25
Expected Dividend Yield	0%	0%

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stock Plans, Share-Based Payments and Warrants – (continued)

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

The total fair value of options vested during the fiscal year ended December 31, 2009 was approximately $157,000. The total fair value of options vested during the fiscal year ended December 31, 2008 was approximately $102,000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding as of December 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable as of December 31, 2009	Weighted Average Exercise Price

$0.13	108,000	9.0	$0.13	—	$—
$0.37	750,000	8.7	$0.37	187,500	$0.37
$0.75	250,000	8.3	$0.75	62,500	$0.75
$0.77	354,070	10.0	$0.77	—	$—
$0.80 – $2.32	166,182	2.2	$1.29	137,849	$1.27
$2.39 – $4.80	257,530	4.1	$2.54	247,530	$2.54

Total Outstanding	1,885,782		$0.85	635,379	$1.45

The number of new options granted in 2009 and 2008 is 507,070 and 1,125,000, respectively. The weighted-average fair value of options granted in 2009 and 2008 is $0.69 and $0.38, respectively.

The following table summarizes the option activity for the years ended December 31, 2009 and 2008:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	2,696,225	$1.10
Options granted	507,070	0.69
Options exercised	(264,780)	0.32
Options forfeited	(1,052,733)	1.56
Outstanding at December 31, 2009	1,885,782	0.85
Expected to vest at December 31, 2009	1,177,880	$0.48
Exercisable at December 31, 2009	635,379	$1.45

The aggregate intrinsic value of stock options outstanding at December 31, 2009 and the stock options vested or expected to vest is $388,741. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 8.2 years.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stock Plans, Share-Based Payments and Warrants – (continued)

As of December 31, 2009, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $456,000 and will be amortized over the weighted-average remaining requisite service period of 2.2 years.

Warrants

Class D Warrants — The Company issued Class D Warrants to purchase an aggregate of 9,112,566 shares of the Company’s common stock to the Investors upon conversion of the purchased notes. The Company recorded the issuance of the Class D Warrants at their approximate fair market value of $3,763,000. The value of the Class D Warrants was computed using the Black-Scholes option pricing model.

Placement Agent Warrants — The Company issued placement agent warrants to purchase an aggregate of 1,756,374 shares of the Company’s common stock to the Company’s placement agents in connection with their roles in the Company’s fall 2007 financing (“the 2007 Financing”). The Company recorded the issuance of the placement agent warrants at their approximate fair market value of $1,047,000. The value of the placement agent warrants was computed using the Black-Scholes option pricing model.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2009 and 2008:

Total Outstanding Warrants at December 31, 2008

Title of Warrant	Date Issued	Expiry Date	Exercise Price	Total Common Shares Issuable
				2009	2008
IPO Underwriter Warrants	3/24/2005	9/20/2009	$7.50	-	200,000
Lancer Warrants	1/18/2006	1/18/2009	$1.50	-	21,308
Class D Warrants	11/14/2007	11/14/2012	$0.706	7,389,565	9,112,566
Placement Agent Warrants	11/14/2007	11/14/2012	$0.90	129,681	1,756,374
July 2009 Warrants	7/24/2009	7/24/2014	$1.12	672,581	-
Total all Outstanding Warrants				8,191,827	11,090,248

(1) Weighted average exercise price is $0.92 and $1.02 for December 31, 2009 and 2008, respectively.

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

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stock Plans, Share-Based Payments and Warrants – (continued)

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

The Company did not have an effective registration statement or a current prospectus available for the sale of the warrant shares to the holder or the resale of the warrant shares by the holder and the VWAP (as defined above) was greater than the per share exercise price from June 8 through August 26, 2009.

A Class D warrant holder elected to exercise 1,723,001 of the 9,112,566 Class D Warrants outstanding as of June 2009 pursuant to the cashless exercise provision of the warrant. As a result, 1,091,222 shares of common stock were issued to this Class D warrant holder in August 2009. The number of shares outstanding in the December 31, 2009 balance sheet and the number of shares outstanding used in the earnings per share calculation for the twelve months ended December 31, 2009 include these shares.

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

The Company did not have an effective registration statement or a current prospectus available for the sale of the warrant shares to the holders or the resale of the warrant shares by the holders and the VWAP (as defined above) was greater than the per share exercise price from June 8 through August 26, 2009. Several Placement Agents elected to exercise the cashless exercise provision of their warrants.

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

As of June 30, 2009 there were 407,684 Placement Agent Warrants outstanding.

Placement Agents elected to exercise 278,003 of the 407,684 Placement Agent Warrants outstanding in June 2009. All elected the cashless exercise provision of their warrants. As a result, 143,762 shares of common stock were issued to the Placement Agents in the three months ended September 30, 2009. The number of shares outstanding in the September 30, 2009 balance sheet and the number of shares outstanding used in the earnings per share calculation for the three and six months ended September 30, 2009 and for the twelve months ended December 31, 2009 include these shares.

As of December 31, 2009 there were 129,681 Placement Agent Warrants outstanding.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Stock Plans, Share-Based Payments and Warrants – (continued)

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

Note 10 — 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The Company contributed and expensed $25,000 and $29,000 in 2009 and 2008, respectively.

Note 11 — Commitments and Contingencies

Manufacturing and Suppliers

The Company does not intend to manufacture any of its products or components. The Company has entered into an agreement dated May 12, 2003, and amended on March 22, 2005 with a contract manufacturer (“CM”), a developer and manufacturer of medical products, to assemble and produce the Company’s OLpur MD190, MD220 or other filter products at the Company’s option. The agreement requires the Company to purchase from CM the OLpur MD190s and MD220s or other filter products that the Company directly markets in Europe, or are marketed by our distributor. In addition, CM will be given first consideration in good faith for the manufacture of OLpur MD190s, MD220s or other filter products that the Company does not directly market. No less than semiannually, CM will provide a report to representatives of both parties to the agreement detailing any technical know-how that CM has developed that would permit them to manufacture the filter products less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the filter products manufactured in any given year exceeds 5%, then CM will reimburse the Company up to half of the cost of the quantity of fiber represented by excess wastage. CM will manufacture the OLpur MD190 or other filter products in accordance with the quality standards outlined in the agreement. Upon recall of any OLpur MD190 or other filter product due to CM having manufactured one or more products that fail to conform to the required specifications or having failed to manufacture one or more products in accordance with any applicable laws, CM will be responsible for the cost of recall. The agreement also requires that the Company maintain certain minimum product-liability insurance coverage and that the Company indemnify CM against certain liabilities arising out of the Company’s products that they manufacture, providing they do not arise out of CM’s breach of the agreement, negligence or willful misconduct. The term of the agreement is through May 12, 2010, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party. Although the Company has no separate agreement with respect to such activities, CM has also been manufacturing the Company’s DSU in limited quantities.

The Company entered into an agreement in December 2003, and amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications like dialysis, to continue to produce the fiber for the OLpur MDHDF filter series.

Pursuant to the agreement, FS is the Company’s exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories.  On January 18, 2010 the FS notified the Company that they are exercising their right to terminate the supply agreement.  Termination of the supply agreement will be effective on July 18, 2010.  The FS noted their desire to negotiate and execute a new supply agreement with the Company.  Negotiations on terms of a new supply agreement are ongoing.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies – (continued)

Contractual Obligations

At December 31, 2009, the Company had an operating lease that will expire on November 30, 2011 for the rental of its U.S. office and research and development facilities. The term of the rental agreement is for three years commencing December 2008 with a monthly cost of approximately $7,423.

At December 31, 2009 the Company had an operating lease with a six month term beginning on March 1, 2009 and is renewable for six month terms with a three month notice to discontinue.  The monthly cost is 735 Euro (approximately $1,000).

Rent expense for the years ended December 31, 2009 and 2008 totaled $111,000 and $191,000,  respectively.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2009:

	Payments Due in Period
	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years

Leases	$186,000	$101,000	$85,000	$—	$—
Employment Contracts	244,000	195,000	49,000
Total	$430,000	$296,000	$134,000	$—	$—

Claims

A former employee in France filed a claim in October 2008 stating that the individual is due 30,000 Euro or approximately $42,000 in back wages.  The individual left the Company’s employment four years ago and signed a Separation Agreement which stated the Company had no further liability to the individual.   A final judgment dated October 15, 2009 was issued by a French court whereby the claimant was awarded 11,707 Euro, approximately $18,000.  The award was paid in October 2009.

A former employee in the United States filed a claim in March 2009 against the Company and its CEO alleging breach of the individual’s employment agreement and fraud.  The individual was employed with us from April 2008 through January 8, 2009.   The claim was settled as of September 30, 2009 for approximately $11,000.   The settlement was paid in October 2009.

 A third party has brought a claim against the Company alleging they incurred damages as a result of the Company’s cancellation of a transaction in 2008 involving the sale of Auction Rate Securities.  A settlement of this claim was reached and paid in March 2010 in the amount of $20,000.  The settlement amount has been accrued as of December 2009.

Note 12 — Concentration of Credit Risk

Cash and cash equivalents are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash and cash equivalents.

Major Customers

For the year ended December 31, 2009 and 2008, two customers accounted for 87% and 91%, respectively, of the Company’s sales.  In addition, as of December 31, 2009 and 2008, those customers accounted for 78% and 89%, respectively, of the Company’s accounts receivable.

Note 13 — Subsequent Event

On March 30, 2010, Ernest Elgin, III resigned as our President and Chief Executive Officer and also resigned from our Board of Directors.  In connection with Mr. Elgin’s resignation, we entered into a separation, release and consulting agreement with him, pursuant to which we will pay Mr. Elgin his current salary through April 16 and pay his applicable COBRA premiums through April 30, 2010, and, during any time that his COBRA coverage is in effect in 2010, reimburse him for out-of-pocket payments made in 2010 under his healthcare coverage up to $5,000, which is the deductible under the healthcare coverage.  Mr. Elgin will be available to consult with us for up to 15 hours a week until May 31, 2010, for which we will pay Mr. Elgin at the rate of 50% of his current salary from April 16 to May 31, 2010.   We have the right to extend the consulting period for an additional four months during which Mr. Elgin would be available to consult with us for up to 7.5 hours a week and during which we would pay Mr. Elgin 25% of his current salary.  We may terminate this consulting arrangement at any time upon 30 days notice.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants during 2009 or 2008.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Financial Officer, acting in dual capacity as Chief Executive Officer through April 5, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting

In connection with the preparation of our Annual Report of Form 10-KSB for the year ended December 31, 2007, management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements.  Throughout fiscal year 2008 and as reported in our Form 10-Qs filed during that year, we initiated and implemented the following measures:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our consolidated subsidiaries.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was operating effectively.

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

Class I Directors – Term Expiring 2011

Name	Age (as of 12/31/09)	Director Since	Business Experience For Last Five Years

Arthur H. Amron	53	2007
Arthur H. Amron has served as a director of our company since September 2007. Mr. Amron is a partner of Wexford Capital LP and serves as its General Counsel. Mr. Amron also actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas, and has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. From 1991 to 1994, Mr. Amron was an Associate at Schulte Roth & Zabel LLP, specializing in corporate and bankruptcy law, and from 1984 to 1991, Mr. Amron was an Associate at Debevoise & Plimpton LLP specializing in corporate litigation and bankruptcy law. Mr. Amron holds a JD from Harvard University, a BA in political theory from Colgate University and is a member of the New York Bar.

James S. Scibetta	45	2007
James S. Scibetta has served as a director of our company since November 2007 and as Chairman of our Board since September 2008. Since August 2008, Mr. Scibetta has been the Chief Financial Officer of Pacira Pharmaceuticals, Inc. Prior to that, Mr. Scibetta was Chief Financial Officer of Bioenvision, Inc. from December 2006 until its acquisition by Genzyme, Inc. in October 2007. From September 2001 to November 2006, Mr. Scibetta was Executive Vice President and CFO of Merrimack Pharmaceuticals, Inc., and he was a member of the Board of Directors of Merrimack from April 1998 to March 2004. Mr. Scibetta formerly served as a senior investment banker at Shattuck Hammond Partners, LLC and PaineWebber Inc., providing capital acquisition, mergers and acquisitions, and strategic advisory services to healthcare companies. Mr. Scibetta holds a B.S. in Physics from Wake Forest University, and an M.B.A. in Finance from the University of Michigan. He completed executive education studies in the Harvard Business School Leadership & Strategy in Pharmaceuticals and Biotechnology program.

Class II Director – Term Expiring 2012

Name	Age (as of 12/31/09)	Director Since	Business Experience For Last Five Years

Paul A. Mieyal	40	2007
Paul A. Mieyal has served as a director of our company since September 2007. Dr. Mieyal has been a Vice President of Wexford Capital LP since October 2006.  From January 2000 through September 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer.  Dr. Mieyal is also a director of Nile Therapeutics, Inc. and OncoVista Innovative Therapies, Inc., a publicly traded company.  Dr. Mieyal received his Ph.D. in pharmacology from New York Medical College, a B.A. in chemistry and psychology from Case Western Reserve University, and is a Chartered Financial Analyst. Beginning on April 6, 2010, Mr. Mieyal will serve as our acting Cheif Executive Officer.

Class III Directors – Term Expiring 2010

Name	Age (as of 12/31/09)	Director Since	Business Experience For Last Five Years

Lawrence J. Centella	68	2001
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

Selection of Nominees for the Board of Directors

The entire Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that might occur between annual meetings of the stockholders.  The Nominating and Corporate Governance Committee is responsible for identifying, screening, and recommending candidates to the entire Board for prospective Board membership. When formulating its Board membership recommendations, the Nominating and Corporate Governance Committee also considers any qualified candidate for an open board position timely submitted by our stockholders in accordance with our established procedures.

Audit Committee

The Audit Committee is composed of James S. Scibetta (Chairman) and Lawrence J. Centella, neither of whom is our employee and each of whom has been determined by the Board of Directors to be independent under the NYSE Alternext US LLC, formerly the American Stock Exchange, or AMEX, listing standards. Although our common stock was delisted from the NYSE Alternext in January 2009, our Board has chosen to apply the NYSE Alternext definition of independence. The purpose of the Audit Committee is (i) accounting, auditing, and financial reporting processes; (ii) the integrity of our financial statements;(iii) our internal controls and procedures designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) the appointment of and evaluating the qualifications and independence of our independent registered public accounting firm.

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

Executive Officers

The following table sets forth certain information concerning our non-director executive officer:

Name	Age (as of 12/31/09)	Position with Nephros and Business Experience for Last Five Years

Gerald J. Kochanski	56
Gerald J. Kochanski has served as our Chief Financial Officer since April 2008 and is serving as our acting Chief Executive Officer from March 31 through April 5, 2010.  Prior to joining us, Mr. Kochanski served as the Financial Services Director of Lordi Consulting LLC, a national consulting firm, from February 2007 through February 2008. From October 2004 until December 2006, Mr. Kochanski was the Chief Financial Officer of American Water Enterprises, Inc., a business unit of a privately owned company in the water and wastewater treatment industry.  From November 1998 through September 2004, Mr. Kochanski was the Chief Financial Officer of Scanvec Amiable Ltd., a publicly traded provider of software to the signmaking, digital printing and engraving industries.  Mr. Kochanski is a Certified Public Accountant and received his B.S. in Accounting and his M.B.A. in Finance from La Salle University, where he has also been an adjunct accounting department faculty member since 1986.

Beginning on April 6, 2010, our director Paul Mieyal will serve as our acting Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file.  Based solely on a review of the copies of such forms received by us, or written representations from reporting persons, we believe that during fiscal 2009, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements except as follows:  Gerald Kochanski, whose Form 4 to report the grant of options to purchase 25,000 shares of stock was due on January 8, 2009 and was filed on January 9, 2009; Eric A. Rose, MD, whose Form 4 to report his sale of 45,000 shares of stock was due on June 12, 2009 and was filed on June 16, 2009 and his sale of 50,151 shares of stock was due on June 15, 2009 and was filed on June 16, 2009; and James S. Scibetta, whose Form 4 to report the grant of options to purchase 20,000 shares of stock was due on August 19, 20009 and was filed on August 20, 2009.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation earned in the fiscal years ended December 31, 2009 and 2008 by our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total

Norman J. Barta(4)	2009	—	—	—	—	—
President and Chief Executive Officer	2008	$373,846	$18,000	$—	$37,212	$429,058

Ernest A. Elgin III(5)	2009	$240,000	—	$160,048	$23,876	$423,924
President and Chief Executive Officer	2008	$70,000	$35,000	$210,000	$7,073	$322,073

Mark W. Lerner(6)	2009	—	—	—	—	—
Chief Financial Officer	2008	$113,750	—	—	$1,105	$114,855

Gerald J. Kochanski(7)	2009	$190,550	—	$48,614	$32,059	$271,223
Chief Financial Officer	2008	$138,750	$18,000	$143,747	$19,553	$320,050

(1)	The amounts in this column reflect decisions approved by our Compensation Committee and are based on an analysis of the executive’s contribution to Nephros during fiscal 2008 and 2009.

(2)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718.

(3)	See table below for details on Other Compensation.

(4)	Mr. Barta resigned as President and Chief Executive Officer and as a member of our Board of Directors on September 15, 2008.

(5)	Mr. Elgin became our President and Chief Executed Officer on September 15, 2008.

(6)	Mr. Lerner resigned on April 28, 2008.

(7)	Mr. Kochanski became our Chief Financial Officer as of April 1, 2008.

Other Compensation

Name	Year	Matching 401K Plan Contribution	Health Insurance Paid by Company	Life Insurance Paid by the Company	Fees Paid As Non- Management Directors	Company Paid Transportation Expense	Total Other Compensation

Norman J. Barta	2009	—	—	—	—	—	—
	2008	$8,050	$18,682	$8,434	-	$2,046	$37,212

Ernest A. Elgin III	2009	—	$23,208	$668	—	—	$23,876
	2008	-	$6,620	$44	-	$409	$7,073

Mark W. Lerner	2009	—	—	—	—	—	—
	2008	-	-	$82	-	$1,023	$1,105

Gerald J. Kochanski	2009	$4,846	$16,407	$806	—	$10,000	$32,059
	2008	$5,242	$14,011	$300	-	-	$19,553

Option Holdings and Fiscal Year-End Option Values

The following table shows information concerning unexercised options outstanding as of December 31, 2009 for each of our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2009

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ernest A. Elgin IIII	187,500	562,500	$0.37	9/15/18

Ernest A. Elgin IIII	-	75,000	$0.13	1/6/19

Ernest A. Elgin IIII	-	250,000	$0.77	12/31/19

Gerald J. Kochanski	62,500	187,500	$0.75	4/1/18
Gerald J. Kochanski	-	25,000	$0.13	1/6/19
Gerald J. Kochanski	-	75,570	$0.77	12/31/19

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

Mr. Elgin and we mutually agreed to terminate his employment agreement effective March 30, 2010.  See Note 13 to our consolidated financial statements.

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

Change in Control Payments

If the change in control payments called for in the agreements for Mr. Elgin and Mr. Kochanski had been triggered on December 31, 2009, we would have been obligated to make the following payments:

Name	Cash Payment Per Month (# of months paid)	Number of Options that Would Vest (Market Value)(1)
Ernest Elgin	$120,000 (6 mos.)	887,500 ($299,625)

Gerald Kochanski	$95,275 (6 mos.)	288,070 ($28,392)

(1)
The market value equals the difference between $0.80, the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Over-the-Counter Bulletin Board on December 31, 2009 and the exercise prices for the underlying stock options.

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

Director Compensation

In fiscal 2009, our directors received a $10,000 annual retainer, $1,200 per meeting for each quarterly Board meeting attended and reimbursement for expenses incurred m in connection with serving on our Board of Directors. The Chairman of the Board receives an annual retainer of $20,000 and $1,500 per meeting for each quarterly Board meeting attended. The chairperson of our Audit Committee is paid a $5,000 annual retainer and $500 per meeting for meetings of the Audit Committee, with a maximum of eight meetings per year.

We grant each non-employee director who first joins our Board, immediately upon such director’s joining our Board, options to purchase 20,000 shares of our common stock in respect of such first year of service at an exercise price per share equal to the fair market value price per share of our common stock on the date of grant. We also grant annually to each non-employee director options to purchase 10,000 shares of our common stock (12,500 shares to the Chairman of the Board, effective in 2009) at an exercise price per share equal to the fair market value price per share of our common stock on the grant date, although inadvertently we did not grant these options in 2008 and 2009, and subsequently granted them in January 2010 with an exercise price of $0.95 per share.  These non-employee director options vest in three equal installments on each of the date of grant and the first and second anniversaries thereof. Our executive officers do not receive additional compensation for service as directors if any of them so serve.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2009.

Non-Employee Director Compensation in Fiscal 2009
Name	Fees Earned or Paid in Cash	Option Awards(1) (2)	Total ($)
Arthur H, Amron	$14,800	$—	$14,800
Lawrence J. Centella	$14,800	—	$14,800
Paul A. Mieyal	$14,800	$—	$14,800
Eric A. Rose, M.D.(3)	$7,400	—	$7,400
James S. Scibetta	$32,700	$26,275	$58,975

(1)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718.

(2)	Unless otherwise indicated below, option awards included in this table vest in three equal installments on each of the date of grant and the first and second anniversaries thereof.

(3)	Dr. Rose resigned from the Board on June 22, 2009.

Compensation Committee Interlocks and Insider Participation

Lawrence J. Centella and Paul Mieyal served as members of our Compensation Committee during all of 2009. Neither of these individuals was at any time during 2009 or at any other time an officer or employee of our company. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of December 31, 2009, by (i) each person known to us to own beneficially more than five percent (5%) of our common stock, based on such persons’ or entities’ filings with the SEC as of that date; (ii) each director, director nominee and executive officer; and (iii) all directors, director nominees and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of class (1)
Lambda Investors LLC (2)	21,572,432	44.2%
StagStagg Capital Group LLC(3)	3,749,558	9.0%
AFS Holdings One LLC (4)	3,150,597	7.6%
Arthur H. Amron (5)	15,000	*
Lawrence J. Centella (6)	63,410	*
Ernest Elgin III (7)	206,250	*
Gerald J. Kochanski (8)	68,750	*
Paul A. Mieyal (9)	15,000	*
James S. Scibetta (10)	26,667	*
All executive officers and directors as a group (5-10)	395,077	*
* Represents less than 1% of the outstanding shares of our common stock.

(1)	Percentages are based on 41,604,798 shares of common stock issued and outstanding as of December 31, 2009.

(2)
Based in part on information provided in Schedule 13D filed on October 1, 2007. The shares beneficially owned by Lambda Investors LLC may be deemed beneficially owned by Wexford Capital LLC, which is the managing member of Lambda Investors LLC, by Charles E. Davidson in his capacity as chairman and managing member of Wexford Capital LLC and by Joseph M. Jacobs in his capacity as president and managing member of Wexford Capital LLC. The address of each of Lambda Investors LLC, Wexford Capital LLC, Mr. Davidson and Mr. Jacobs is c/o Wexford Capital LLC, 411 West Putnam Avenue, Greenwich, CT 06830. Each of Wexford Capital LLC, Mr. Davidson and Mr. Jacobs disclaims beneficial ownership of the shares of Common Stock owned by Lambda Investors LLC except, in the case of Mr. Davidson and Mr. Jacobs, to the extent of their respective interests in each member of Lambda Investors LLC. Includes 7,190,811 shares issuable on or prior to November 14, 2012 upon exercise of warrants held by Lambda Investors LLC having an exercise price of $0.90 per share.

(3)
Based in part on information provided in Schedule 13/D filed with the SEC on August 21, 2008. Stagg Capital Group, LLC (“Stagg Capital”) serves as the investment advisor to an investment fund that holds the shares and Scott A. Stagg is the managing member of Stagg Capital.  By reason of such relationships, Stagg Capital and Mr. Stagg may be deemed to be indirect beneficial owners of the shares.

(4)
Based in part on information provided in Schedule 13G filed with the SEC on January 8, 2009 by AFS Holdings One LLC.  AFS reported that it beneficially owns 3,150,597 shares of our common stock and has sole voting and dispositive power with respect to those shares. On February 1, 2010, AFS Holdings One LLC filed an Amendment No. 1 to Schedule 13G reporting that it no longer held any shares of our common stock.

(5)
Mr. Amron’s address is c/o Wexford Capital LLC, 411 West Putnam Avenue, Greenwich, CT 06830. The shares identified as being beneficially owned by Mr. Amron consist of 15,000 shares issuable upon exercise of options granted under the 2004 Plan.

(6)	Mr. Centella’s address is the Company address. The shares identified as being beneficially owned by Mr. Centella include 35,000 shares issuable upon exercise of options granted under the 2004 Plan.

Equity Compensation Plans

See Part II, Item 5 for disclosure regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board of Directors is currently composed of five directors.  Although our common stock is no longer listed on NYSE Alternext but is traded on Over-the-Counter Bulletin Board, our Board of Directors has determined to apply NYSE Alternext’s test for director independence to all of our directors.  Using that test, the Board has determined that all of our directors are independent under NYSE Alternext’s rules, as of the date of this report.  As part of such determination of independence, our Board has affirmatively determined that none of our directors has a relationship with our company that would interfere with the exercise of independent judgment in carrying out his responsibility as a director.

Certain Relationships and Related Transactions

Dr. Eric A. Rose was a director until his resignation in June 2009. During his service, Dr. Rose was on leave from his position as the Chairman of Columbia University’s Department of Surgery. Until November 30, 2008, we licensed the right to use approximately 2,788 square feet of office space from the Trustees of Columbia University. The term of the lease agreement was for one year through September 30, 2008 at a monthly cost of $13,359.55. Pursuant to this agreement, we could access the internet through the Columbia University Network at a monthly fee of $328.50. The lease terminated on November 30, 2008, and we do not currently have any other material relationship with Columbia University.

Item 14. Principal Accounting Fees and Services

Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by Rothstein Kass & Company, P.C. discussed below.

Audit Fees

Fees billed for audit services by Rothstein Kass & Company, P.C. totaled approximately $121,000 and $145,000 for the fiscal years ended December 31, 2009 and 2008, respectively. Such fees include fees associated with the annual audit.

Audit-Related Fees

During the fiscal year ended December 31, 2009, we were billed approximately $13,000 by Rothstein Kass & Company, P.C. for audit-related services in connection with the annual audit and for the reviews of our Form S-1 filings.

During the fiscal year ended December 31, 2008, we were billed approximately $5,200 by Rothstein Kass & Company, P.C. for audit-related services in connection with the annual audit and for the reviews of our Form S-3 filing.

Our Audit Committee has considered whether and determined that the provision of the non-audit services rendered to us during 2009 and 2008 was compatible with maintaining the independence of Rothstein Kass & Company, P.C.

Tax Fees

There were no tax services provided by Rothstein Kass & Company, P.C. for the fiscal years ended December 31, 2009 and 2008.

All Other Fees

We did not engage Rothstein Kass & Company, P.C. to provide any information technology services or any other services during the fiscal years ended December 31, 2009 and 2008.

Item 15. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(5)
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (13)
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (13)
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007. (14)
3.5	Certificate of Amendment to the Fourth amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of state on October 26, 2009.(23)
3.6	Second Amended and Restated By-Laws of the Registrant.(16)
4.1	Specimen of Common Stock Certificate of the Registrant.(1)
4.2	Form of Underwriter’s Warrant.(1)
4.3	Warrant for the purchase of shares of common stock dated January 18, 2006, issued to Marty Steinberg, Esq., as Court-appointed Receiver for Lancer Offshore, Inc. (17)
4.4	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants. (15)
4.5	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock.(15)
4.6	Form of Class D Warrant.(15)
4.7	Form of Placement Agent Warrant.(15)
4.8	Form of warrant issued to investors in July 2009 private placement.(22).
10.1	Amended and Restated 2000 Nephros Equity Incentive Plan.(1)(2)
10.2	2004 Nephros Stock Incentive Plan.(1)(2)
10.3	Amendment No. 1 to 2004 Nephros Stock Incentive Plan.(2)(5)
10.4	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan.(14)
10.5	Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock. (1)
10.6
Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein).  (1)

10.7	Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant. (1)(2)
10.8	Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant. (1)(2)
10.9	Amendment to Employment Agreement dated as of May 31, 2004 between Norman J. Barta and the Registrant. (1)(2)
10.10	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta. (14)
10.11	Form of Employee Patent and Confidential Information Agreement.(1)
10.12	Form of Employee Confidentiality Agreement.(1)
10.13	Settlement Agreement dated June 19, 2002 between Plexus Services Corp. and the Registrant.(1)
10.14	Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant. (1)
10.15	Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant. (1)
10.16	Supply Agreement between Nephros, Inc. and FS, dated as of December 17, 2003. (1)(3)
10.17	Amended Supply Agreement between Nephros, Inc. and FS dated as of June 16, 2005. (3)(7)
10.18	Manufacturing and Supply Agreement between Nephros, Inc. and CM, dated as of May 12, 2003. (1)(3)
10.19	Amended Manufacturing and Supply Agreement between Nephros, Inc. and CM, dated as of March 22, 2005. (3)(8)

Exhibit No.	Description
10.20	HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)
10.21	Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)
10.22	Non-employee Director Compensation Summary.(2)(6)
10.23	Named Executive Officer Summary of Changes to Compensation.(2)(6)
10.24	Stipulation of Settlement Agreement between Lancer Offshore, Inc. and Nephros, Inc. approved on December 19, 2005. (8)
10.25	Consulting Agreement, dated as of January 11, 2006, between the Company and Bruce Prashker. (2)(8)
10.26	Summary of Changes to Chief Executive Officer’s Compensation.(2)(8)
10.27	Employment Agreement, dated as of February 28, 2006, between the Company and Mark W. Lerner. (2)(8)
10.28	Form of 6% Secured Convertible Note due 2012 for June 1, 2006 Investors.(9)
10.29	Form of Prepayment Warrant.(9)
10.30	Form of Subscription Agreement, dated as of June 1, 2006.(9)
10.31	Form of Registration Rights Agreement, dated as of June 1, 2006.(9)
10.32	Form of 6% Secured Convertible Note due 2012 for June 30, 2006 Investors.(10)
10.33	Form of Subscription Agreement, dated as of June 30, 2006.(10)
10.34	Employment Agreement between Nephros, Inc. and William J. Fox, entered into on August 2, 2006. (2)(11)
10.35	Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007. (3)(12)
10.36	Form of Subscription Agreement between Nephros and each New Investor.(15)
10.37	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Exchange Investors. (15)
10.38	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors. (15)
10.39	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Investors. (15)
10.40	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur. (15)
10.41	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and Nephros. (17)
10.42	Executive Employment Agreement, dated as of April 1, 2008, between Nephros, Inc. and Gerald J. Kochanski. (2) (18)
10.43	Separation Agreement, dated as of April 28, 2008, between Nephros, Inc. and Mark W. Lerner. (2)(18)
10.44	Separation Agreement and Release, dated as of September 15, 2008, between Nephros, Inc. and Norman J. Barta. (2) (19)
10.45	Employment Agreement, dated as of September 15, 2008, between Nephros, Inc. and Ernest A. Elgin III. (2)(19)
10.46	Lease Agreement between Nephros, Inc. and 41 Grand Avenue, LLC dated as of November 20, 2008. (20)
10.47	Distribution Agreement between Nephros, Inc. and OLS, dated as of November 26, 2008.(21)
10.48	Lease Agreement between Nephros International LTD and Coldwell Banker Penrose & O’Sullivan dated November 30, 2008.(21)
10.49	Distribution Agreement between Nephros, Inc. and Aqua Services, Inc., dated as of December 3, 2008.(21)
10.50	Sales Management Agreement between Nephros, Inc. and Steve Adler, dated as of December 16, 2008.(21)
10.51	Amendment No. 3 to the Nephros, Inc. 2004 Stock Incentive Plan.(21)
10.52	Form of Subscription Agreement between Nephros, Inc. and the investors signatory thereto, dated July 24, 2009.(22)
10.53	Consulting Agreement between Nephros, Inc. and John Shallman, dated as of January 2, 2009.
10.54	Authorized Representative Services Agreement between Nephros, Inc. and Donawa Lifescience Consulting, dated as of June 1, 2009.
10.55	Consulting Agreement between Nephros, Inc. and Barry A. Solomon, PhD., dated as of December 8, 2009.
21.1	Subsidiaries of Registrant.(12)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1, File No. 333-116162.
(2)	Management contract or compensatory plan arrangement.
(3)	Portions omitted pursuant to a request for confidential treatment.
(4)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.
(5)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005.
(6)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 16, 2005.
(7)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 15, 2005.
(8)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 20, 2006.
(9)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.
(10)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.
(11)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.
(12)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 10, 2007.
(13)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.
(14)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007.
(15)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.
(16)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.
(17)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.
(18)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 15, 2008.
(19)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 14, 2008.
(20)	Incorporated by reference to Nephros, Inc. ’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.
(21)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.
(22)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 14, 2009.
(23)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (No. 333-162781), as filed with the Securities and Exchange Commission on October 30, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: April 2, 2010	By:
/s/ Gerald J. Kochanski

Name: Gerald J. Kochanski
Title: Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date
/s/ Gerald J. Kochanski Gerald J. Kochanski	Acting Chief Executive Officer (Principal Executive Officer)	April 2, 2010

/s/ Gerald J. Kochanski Gerald J. Kochanski	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2010

/s/ Arthur H. Amron Arthur H. Amron	Director	April 2, 2010

/s/ Lawrence J. Centella Lawrence J. Centella	Director	April 2, 2010

/s/ Paul A. Mieyal Paul A. Mieyal	Director	April 2, 2010

/s/ James S. Scibetta James S. Scibetta	Director	April 2, 2010