Form 10-Q
period 2010-03-31
NEPHROS INC
filed 2010-05-13
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             ☐ YES ☒ NO

As of May 12, 2010, 41,604,798 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$564	$1,004
Accounts receivable	619	629
Inventory, less allowances of $18 and $18, respectively	786	653
Prepaid expenses and other current assets	128	135
Total current assets	2,097	2,421
Property and equipment, net	171	210
Other assets	21	21
Total assets	$2,289	$2,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$684	$455
Accrued expenses	193	239
Total current liabilities	877	694
Total liabilities	877	694

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2010 and December 31, 2009; no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $.001 par value; 90,000,000 authorized at March 31, 2010 and December 31, 2009; 41,604,798 shares issued and outstanding at March 31, 2010 and December 31, 2009.	42	42
Additional paid-in capital	91,842	91,815
Accumulated other comprehensive income	32	76
Accumulated deficit	(90,504)	(89,975)
Total stockholders’ equity	1,412	1,958
Total liabilities and stockholders’ equity	$2,289	$2,652

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31
	2010	2009
Product revenue	$989	$631
Cost of goods sold	600	452
Gross margin	389	179
Operating expenses:
Research and development	73	58
Depreciation and amortization	36	72
Selling, general and administrative	807	789
Total operating expenses	916	919
Loss from operations	(527)	(740)
Interest income	1	5
Other expense	(2)	-
Net loss	$(528)	$(735)
Net loss per common share, basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	41,604,798	38,165,380

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(528)	$(735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	36	72
Noncash stock-based compensation	27	11
(Increase) decrease in operating assets:
Accounts receivable	(9)	(51)
Inventory	(156)	105
Prepaid expenses and other current assets	7	15
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	189	(77)
Net cash used in operating activities	(434)	(660)
Investing activities
Maturities of short-term investments	—	7
Net cash provided by investing activities	—	7

Effect of exchange rates on cash	(6)	(2)
Net decrease in cash	(440)	(655)
Cash, beginning of year	1,004	2,306
Cash, end of year	$564	$1,651
Supplemental disclosure of cash flow information
Cash paid for taxes	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (collectively, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2010. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company has incurred significant losses in its operations in each quarter since inception. For the three months ended March 31, 2010 and 2009, the Company has incurred net losses of approximately $528,000 and $735,000, respectively. In addition, the Company has not generated positive cash flow from operations for the three months ended March 31, 2010 and 2009. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

The Company’s current operating plans primarily include the continued development and support of the Company’s business in the European and Canadian markets, organizational changes necessary to expand the commercialization of the Company’s water filtration business and the completion of current year milestones which are included in the Office of Naval Research appropriation.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.	Concentration of Credit Risk

For the three months ended March 31, 2010 and 2009, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2010	2009
A	42%	42%
B	46%	53%

As of March 31, 2010 and December 31, 2009, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2010	2009
A	55%	44%
B	22%	34%

The Company’s OLpur MDHDF filter series and Dual Stage Ultrafilter water filtration system products are manufactured by the same vendor.

3.	Revenue Recognition

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

For the three months ended March 31, 2010, stock-based compensation expense was approximately $27,000, as compared to approximately $11,000 of stock-based compensation for the comparable period in 2009.

There was no tax benefit related to expense recognized in the three months ended March 31, 2010 and 2009, as the Company is in a net operating loss position. As of March 31, 2010, there was approximately $190,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.6 years.. Such amount does not include the effect of future grants of equity compensation, if any. Of the total $190,000, the Company expects to recognize approximately 32% in the remaining interim periods of 2010, approximately 41% in 2011, approximately 16% in 2012 and approximately 11% in 2013.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5. Comprehensive Income

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. As of March 31, 2010 and December 31, 2009, accumulated other comprehensive income was approximately $32,000 and $76,000 respectively.

6. Loss per Common Share

In accordance with ACS 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive,, the Company has excluded stock options and warrants aggregating 9,541,359 and 13,748,165 shares, respectively, from the computation of diluted EPS for the three month periods ended March 31, 2010 and 2009, respectively.

7. Recently Adopted Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to Topic 810-Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities. This amendment to Topic 810 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. The amendment, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under the amendment to Topic 810 will be effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows. .

In February 2010, the FASB issued an amendment which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

8. New Accounting Pronouncements

In January 2010, the FASB issued an amendment to Topic 820- Improving Disclosures about Fair Value Measurements, which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, the amendment to Topic 820 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, this amendment also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of this amendment did not impact the Company’s consolidated financial statements or results of operations.

9. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The Company had no financial assets held at fair value at March 31, 2010 or December 31, 2009.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of March 31, 2010 and December 31, 2009 was approximately as follows:

	Unaudited
	March 31, 2010	December 31, 2009
Raw Materials	$283,000	$257,000
Finished Goods	521,000	414,000
Total Gross Inventory	$804,000	$671,000
Less: Inventory reserve	(18,000)	(18,000)
Total Inventory	$786,000	$653,000

11.  Commitments and Contingencies

On March 30, 2010, Ernest Elgin, III resigned as the Company’s President and Chief Executive Officer and also resigned from the Board of Directors In connection with Mr. Elgin’s resignation, the Company entered into a separation, release and consulting agreement with him, pursuant to which the Company will pay Mr. Elgin his current salary through April 16, pay his applicable COBRA premiums through April 30, 2010 and, during any time that his COBRA coverage is in effect in 2010, reimburse him for out-of-pocket payments made in 2010 under his healthcare coverage up to $5,000, which is the deductible under the healthcare coverage. Mr. Elgin will be available to consult with the Company for up to 15 hours a week until May 31, 2010, for which the Company will pay Mr. Elgin at the rate of 50% of his current salary from April 16 to May 31, 2010. The Company has the right to extend the consulting period for an additional four months during which Mr. Elgin would be available to consult with the Company for up to 7.5 hours a week and during which the Company would pay Mr. Elgin 25% of his current salary. The Company may terminate this consulting arrangement at any time upon 30 days notice. The agreement contains customary release and confidentiality terms. The maximum value of the severance pay is approximately $55,000 and has been accrued as of March 31, 2010.

Gerald Kochanski, our Chief Financial Officer, served as our acting Chief Executive Officer from March 30, 2010 until April 5, 2010. As of April 6, 2010, Paul Mieyal, a member of our Board of Directors, has served as our acting Chief Executive Officer. Dr. Mieyal is a Vice President of Wexford Capital LP, managing member of Lambda Investors LLC, beneficial owner of approximately 44.5% of the Company’s outstanding stock based on common stock and warrants held at March 31, 2010.

Suppliers

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Certain Risks and Uncertainties” section hereof, and our Annual Report for the year ended December 31, 2009 on Form 10-K, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report and our Annual Report for the year ended December 31, 2009 on Form 10-K. Our actual results may differ materially.

Immediate Need for Capital

We have incurred significant losses in our operations in each quarter since inception.  In addition, we have not generated positive cash flow from operations for the year ended December 31, 2008 or 2009 or for the three months ended March 31, 2010.  Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.  We need to raise operating funds through either the licensing or sale of our technologies or public or private offerings of our securities.  While we are investigating strategic funding opportunities, we might not be able to raise funds on a timely basis or on acceptable terms or at all.  If we fail to raise capital, our funds will be depleted in the third quarter of 2010, and we might not be able to continue our operations.

Financial Operations Overview

Revenue Recognition: Revenue is recognized in accordance with ASC Topic 605. Four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured.

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

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter. In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009. In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes. Approximately $878,000 of revenue has been recognized on this new project since September 2009 of which approximately $455,000 was recognized on this new project during the three months ended March 31, 2010.

We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

On March 23, 2010, we announced that Nephros signed a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed financial statements. These condensed financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of investments and share-based compensation expense. As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2009.

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

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

Total revenues for the three months ended March 31, 2010 were approximately $989,000 compared to approximately $631,000 for the three months ended March 31, 2009. Total revenues increased approximately $358,000. The increase of approximately 57% is due to increased revenue of approximately $120,000 during the three months ended March 31, 2010 over the same period in 2009, related to our contract with the Office of U.S. Naval Research and an increase of approximately $98,000 in sales of our DSU in the United States for the three months ended March 31, 2010 over the same period in 2009. Sales of our MD filters in our Target European Market were approximately $140,000 higher in the three months ended March 31, 2010 compared to the same period in 2009. Approximately $124,000 of the European revenue increase was due to more units sold and the remaining $16,000 was due to foreign currency exchange rate fluctuation. Unit sales in Europe increased approximately 42% for the three months ended March 31, 2010 compared to the same period in 2009.

Cost of Goods Sold

Cost of goods sold was approximately $600,000 for the three months ended March 31, 2010 compared to approximately $452,000 for the three months ended March 31, 2009. The increase of approximately $148,000, or 33%, in cost of goods sold is primarily due to increased costs related to higher sales of our MD filters in our Target European Market of approximately $102,000 and an increase of approximately $51,000 in costs related to higher sales of our DSU in the United States for the three months ended March 31, 2010 over the same period in 2009. Approximately $83,000 of the European cost of goods sold increase was due to more units sold and the remaining $19,000 was due to foreign currency exchange rate fluctuation. Costs related to the contract with the Office of U.S. Naval Research were approximately $5,000 lower for the three months ended March 31, 2010 compared to the same period in 2009.

Research and Development

Research and development expenses were approximately $73,000 and $58,000 respectively, for the three months ended March 31, 2010 and March 31, 2009. This increase of approximately $15,000 or 26% is primarily due to an increase in research and development personnel related costs of approximately $18,000; increased development costs of approximately $3,000; increased lab supplies of approximately $3,000 offset by reduced water development expenses of approximately $18,000 during the three months ended March 31, 2010 compared to the same period in 2009. There were approximately $7,000 of clinical trial related expenses and approximately $16,000 in credits to research and development expenses related to the contract with the Office of U.S. Naval Research that were incurred during the three months ended March 31, 2009 that did not occur during the same period in 2010.

Depreciation Expense

Depreciation expense was approximately $36,000 for the three months ended March 31, 2010 compared to approximately $72,000 for the three months ended March 31, 2009, a decrease of 50%. The decrease of approximately $36,000 is primarily due to several assets having been fully depreciated as of year end 2009 resulting in no depreciation expense for those assets during the three months ended March 31, 2010. There were no disposals of assets during the three months ended March 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $807,000 for the three months ended March 31, 2010 compared to approximately $789,000 for the three months ended March 31, 2009, an increase of $18,000 or 2%. The increase is due to an increase in severance expense of approximately $55,000 as well as an increase in legal and accounting fees of approximately $92,000. These increases were offset by a decrease in marketing expenses of approximately $81,000 and personnel related expenses of $37,000 during the three months ended March 31, 2010 compared to the same period in 2009. Approximately $11,000 in moving expenses were incurred in the three months ended March 31, 2009 as the move to the Company’s new headquarters was completed. There were no moving expenses incurred in the three months ended March 31, 2010.

Interest Income

Interest income was approximately $1,000 for the three months ended March 31, 2010 compared to approximately $5,000 for the three months ended March 31, 2009. The decrease of approximately $4,000 is due to the decreased investments held during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

 Other expense

Other expense in the amount of approximately $2,000 for the three months ended March 31, 2010 was a currency loss related to an international funds transfer. There was no other expense incurred for the three months ended March 31, 2009.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $434,000 for the three months ended March 31, 2010 compared to approximately $660,000 for the three months ended March 31, 2009. The most significant items contributing to this decrease of approximately $226,000 cash used in operating activities during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 are highlighted below:

•	During the 2010 period, our net loss decreased by approximately $207,000;

•	During the 2010 period, our stock-based compensation expense increased by approximately $16,000;

•	During the 2010 period, our net loss decreased by approximately $207,000;

•	Our accounts receivable increased by approximately $9,000 during the 2009 period compared to an increase of approximately $51,000 during the 2009 period;

•	Our accounts payable and accrued expenses increased by approximately $135,000 in the aggregate in the 2010 period compared to an increase of approximately $13,000 in the 2009 period; and

•	Our accrued severance expenses was approximately $55,000 in the aggregate in the 2010 period compared to a reversal of expense of approximately $90,000 in the 2009 period.

Offsetting the above changes are the following items:

•	During the 2010 period, depreciation expense decreased by approximately $36,000;

•	Our inventory increased by approximately $156,000 during the 2010 period compared to a decrease of approximately $105,000 during the 2009 period; and

•	Our prepaid expenses and other assets decreased by approximately $7,000 in the 2010 period compared to a decrease of approximately $15,000 in the 2009 period.

There was no net cash provided by investing activities for the three months ended March 31, 2010. Net cash provided by investing activities was approximately $7,000 for the three months ended March 31, 2009 and resulted from the maturities of short-term investments. There was no cash provided or used in financing activities for the three months ended March 31, 2010 or during the 2009 comparable period.

Certain Risks and Uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented below should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

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

•	we may not be able to sell our ESRD therapy or water filtration products at competitive prices or profitably;
•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and
•	we may not be able to achieve sales growth in Europe and Canada or expand into other key geographic markets.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in this Quarterly Report on Form 10-Q. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three month periods ended March 31, 2010 and 2009.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended , is accumulated and communicated to management in a timely manner. At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15(b). Based upon that evaluation, our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

PART II –   OTHER INFORMATION

Item 1.  Legal Proceedings

A third party has brought a claim against us alleging they incurred damages as a result of our cancellation of a transaction in 2008 involving the sale of Auction Rate Securities. The claim had been referred to a Financial Industry Regulatory Authority (FINRA) binding arbitration panel and was scheduled to be heard in March 2010. There was no specific amount of damages identified in the claim. A settlement of this claim was reached and paid in March 2010 in the amount of $20,000. The settlement amount had been accrued as of December 2009.

There are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended March 31, 2010.

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

NEPHROS, INC.

Date: May 13, 2010	By:	/s/ Paul A. Mieyal
	Name:	Paul A. Mieyal
	Title:	Acting Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2010	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.