Form 10-Q
period 2010-09-30
NEPHROS INC
filed 2010-11-12
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
OR

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

☐ YES    ☒ NO

As of November 12, 2010, 41,811,048 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

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

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$421	$1,004
Accounts receivable	449	629
Inventory, less allowance of $18	608	653
Prepaid expenses and other current assets	68	135
Total current assets	1,546	2,421

Property and equipment, net	115	210
Other assets	21	21
Total assets	$1,682	$2,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$584	$455
Accrued expenses	233	239
Deferred revenue	67	-
Total current liabilities	884	694

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2010 and December 31, 2009; no shares issued and outstanding at September 30, 2010 and December 31, 2009.	-	-

Common stock, $.001 par value; 90,000,000 shares authorized at September 30, 2010 and December 31, 2009; 41,811,048 and 41,604,798 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	42	42

Additional paid-in capital	91,957	91,815
Accumulated other comprehensive income	42	76
Accumulated deficit	(91,243)	(89,975)
Total stockholders’ equity	798	1,958
Total liabilities and stockholders’ equity	$1,682	$2,652

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Product revenues	$622	$711	$2,421	$1,869
Cost of goods sold	319	463	1,446	1,251
Gross margin	303	248	975	618
Operating expenses:
Research and development	116	62	259	212
Depreciation	30	53	98	190
Selling, general and administrative	550	676	1,903	2,093
Total operating expenses	696	791	2,260	2,495
Loss from operations	(393)	(543)	(1,285)	(1,877)
Interest income	-	2	1	8
Interest expense	-	-	-	(2)
Other income	18	146	16	328
Net loss	$(375)	$(395)	$(1,268)	$(1,543)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding, basic and diluted	41,811,048	40,439,506	41,717,781	38,961,179

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(1,268)	$(1,543)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98	190
Noncash stock-based compensation	70	68

(Increase) decrease in operating assets:
Accounts receivable	168	(114)
Inventory	28	118
Prepaid expenses and other current assets	67	49

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	129	(638)
Deferred revenue	67	-
Net cash used in operating activities	(641)	(1,870)

Investing activities:
Purchase of property and equipment	(6)	-
Maturities of short-term investments	-	7
Net cash provided by (used in) investing activities	(6)	7

Financing activities:
Proceeds from private placement	-	1,251
Proceeds from stock options exercised	72	84
Net cash provided by financing activities	72	1,335

Effect of exchange rates on cash	(8)	17

Net decrease in cash and cash equivalents	(583)	(511)

Cash and cash equivalents, beginning of period	1,004	2,306
Cash and cash equivalents, end of period	$421	$1,795

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$2
Cash paid for taxes	$2	$6

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

The Company has incurred significant losses in its operations in each quarter since inception. For the nine months ended September 30, 2010 and 2009, the Company has incurred net losses of approximately $1,268,000 and $1,543,000, respectively.  In addition, the Company has not generated positive cash flow from operations for the three and nine months ended September 30, 2010 and 2009.  To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

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

On October 1, 2010, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $500,000.  The Company expects that the proceeds from the note will allow it to fund its operations through February 2011.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.         Basis of Presentation and Going Concern (continued)

The note bears interest at the rate of 12% per annum and matures on April 1, 2011, at which time all principal and accrued interest will be due.  However, the Company has agreed to prepay amounts due under the note with the cash proceeds from (a) the planned rights offering, (b) any other equity or debt financing, or (c) the sale of any assets outside the ordinary course of business in each case prior to the maturity date.  If the Company does not pay principal and interest under the note when due, the interest rate increases to 16% per annum.  The Company may prepay the note without penalty at any time.

The note is secured by a first priority lien on all of the Company’s property, including its intellectual property.

As long as indebtedness remains outstanding under the note, the Company will be subject to certain covenants which, among other things, restrict its ability to merge with another company, sell a material amount of its assets, incur any additional indebtedness, repay any existing indebtedness, or declare or pay any dividends in cash, property or securities.

In connection with the note, the Company has agreed to pay Lambda Investors an 8%, or $40,000, sourcing/transaction fee.  In addition, the Company will reimburse Lambda Investors’ legal fees and other out-of-pocket expenses incurred in connection with the note in the amount of $50,000 as well as Lambda Investors’ legal fees and other out-of-pocket expenses incurred in connection with the rights offering in the amount of $50,000.  Those payments will be paid upon the completion of the rights offering or, if earlier, upon the maturity of the note.

Lambda Investors is the Company’s largest stockholder and beneficially owns approximately 44% of the Company’s outstanding common stock, including warrants to purchase an aggregate of 7,190,811 shares of the Company’s common stock.   The warrants held by Lambda Investors have an exercise price of $0.90 per share and have full ratchet anti-dilution protection. The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors.   One of the Company’s directors is a partner and general counsel of Wexford Capital.  Another of the Company’s directors and Acting Chief Executive Officer is a vice president of Wexford Capital.

The Company, on October 1, 2010, withdrew the Form S-1 that was filed with the Securities and Exchange Commission on May 21, 2010.

On October 1, 2010, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 relating to a proposed rights offering to raise up to $3.5 million from the Company’s existing stockholders.

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

2.         Concentration of Credit Risk

For the nine months ended September 30, 2010 and 2009, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2010	2009
A	49%	45%
B	31%	42%
C	6%	6%

As of September 30, 2010 and December 31, 2009, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2010	2009
A	64%	44%
B	5%	34%
C	11%	18%

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

For the three months ended September 30, 2010 and 2009, stock-based compensation expense was approximately $21,000 and $33,000, respectively.  For the nine months ended September 30, 2010 and 2009, stock-based compensation expense was approximately $70,000 and $68,000, respectively.

There was no tax benefit related to expense recognized in the three and nine months ended September 30, 2010 and 2009, as the Company is in a net operating loss position.  As of September 30, 2010, there was approximately $149,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plan which will be amortized over the weighted average remaining requisite service period of 2.2 years. Such amount does not include the effect of future grants of equity compensation, if any. Of the total $149,000, the Company expects to recognize approximately 14% in the remaining interim periods of 2010, approximately 53% in 2011, approximately 20% in 2012 and approximately 13% in 2013.

5.         Comprehensive Income

Comprehensive income (loss), as defined in ASC Topic 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments.  As of September 30, 2010, accumulated other comprehensive income was approximately $42,000.  As of December 31, 2009, accumulated other comprehensive income was approximately $76,000.

6.         Loss per Common Share

In accordance with ASC Topic 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution.  Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants.  However, because their effect is antidilutive, the Company has excluded stock options and warrants aggregating 9,085,109 and 9,698,539 from the computation of diluted EPS for the three and nine month periods ended September 30, 2010 and 2009, respectively.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.         Recently Adopted Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to ASC Topic 810-Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities. This amendment to ASC Topic 810 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. The amendment, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under the amendment to ASC Topic 810 will be effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company adopted the pronouncement on January 1, 2010 resulting in no impact to the Company’s consolidated financial statements.

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

In January 2010, the FASB issued an amendment to ASC Topic 820- Improving Disclosures about Fair Value Measurements, which amends the existing fair value measurement and disclosure guidance currently included in ASC Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, the amendment to ASC Topic 820 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, this amendment also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of this amendment did not impact the Company’s consolidated financial statements.

8.           New Accounting Pronouncements

In April 2010, the FASB issued an Accounting Standards Update which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this standard provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This standard is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This standard is effective for the Company on January 1, 2011. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.

9.         Fair Value of Financial Instruments

The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The Company had no financial assets held at fair value at September 30, 2010 or December 31, 2009.

10.      Inventory

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of September 30, 2010 and December 31, 2009 was approximately as follows:

	Unaudited	Audited
	September 30, 2010	December 31, 2009
Raw Materials	$152,000	$257,000
Finished Goods	474,000	414,000
Total Gross Inventory	626,000	671,000
Less: Inventory reserve	(18,000)	(18,000)
Total Inventory	$608,000	$653,000

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.  Commitments and Contingencies

On March 30, 2010, Ernest Elgin, III resigned as the Company’s President and Chief Executive Officer and also resigned from the Board of Directors.  In connection with Mr. Elgin’s resignation, the Company entered into a separation, release and consulting agreement with Mr. Elgin, pursuant to which the Company paid Mr. Elgin his current salary through April 16, 2010, paid his applicable COBRA premiums through April 30, 2010 and, during any time that his COBRA coverage is in effect in 2010, will reimburse him for out-of-pocket payments made in 2010 under his healthcare coverage up to $5,000, which is the deductible under the healthcare coverage.  Mr. Elgin was available to consult with the Company for up to 15 hours a week until May 31, 2010, for which the Company paid Mr. Elgin at the rate of 50% of his current salary from April 16 to May 31, 2010.  Mr. Elgin was available to consult with the Company for up to 7.5 hours a week from June 1 to September 30, 2010 for which the Company paid Mr. Elgin at the rate of 25% of his current salary.   As of September 30, 2010, the consulting services ceased and there was no remaining unpaid severance balance.

Gerald Kochanski, the Company’s Chief Financial Officer, served as the acting Chief Executive Officer from March 30, 2010 until April 5, 2010. As of April 6, 2010, Paul A. Mieyal, a member of the Board of Directors, has served as the acting Chief Executive Officer. Dr. Mieyal is a Vice President of Wexford Capital LP, the managing member of Lambda Investors LLC, which is the beneficial owner of approximately 44% of the Company’s outstanding stock based on common stock and warrants held at September 30, 2010.

Suppliers

The Company entered into an agreement in December 2003, as amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications such as dialysis, to continue to produce the fiber for the OLpur MDHDF filter series. Pursuant to the agreement, the FS is the Company’s exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories. On January 18, 2010 the FS notified the Company that it is exercising its right to terminate the supply agreement. Termination of the supply agreement was effective on July 18, 2010. The FS has continued to sell fiber to the Company while negotiations on terms of a new supply agreement have continued.

12.  Subsequent Events

On October 1, 2010, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $500,000.  It is anticipated that the proceeds from the note will fund the Company’s  operations through February 2011.

The note bears interest at the rate of 12% per annum and matures on April 1, 2011, at which time all principal and accrued interest will be due.  However, the Company has agreed to prepay amounts due under the note with the cash proceeds from (a) the planned rights offering, (b) any other equity or debt financing, or (c) the sale of any assets outside the ordinary course of business in each case prior to the maturity date.  If the principal and interest under the note is not paid when due, the interest rate increases to 16% per annum.  The note may be prepaid without penalty at any time.

The note is secured by a first priority lien on all of the Company’s property, including its intellectual property.

As long as indebtedness remains outstanding under the note, the Company will be subject to certain covenants which, among other things, restrict its ability to merge with another company, sell a material amount of its assets, incur any additional indebtedness, repay any existing indebtedness, or declare or pay any dividends in cash, property or securities.

In connection with the note, the Company has agreed to pay Lambda Investors an 8%, or $40,000, sourcing/transaction fee.  In addition, the Company will reimburse Lambda Investors’ legal fees and other out-of-pocket expenses incurred in connection with the note in the amount of $50,000 as well as Lambda Investors’ legal fees and other out-of-pocket expenses incurred in connection with a proposed rights offering in the amount of $50,000.  Those payments will be paid upon the completion of the rights offering or, if earlier, upon the maturity of the note.

Lambda Investors is the Company’s largest stockholder and beneficially owns approximately 44% of its outstanding common stock, including warrants to purchase an aggregate of 7,190,811 shares of its common stock.   The warrants held by Lambda Investors have an exercise price of $0.90 per share and have full ratchet anti-dilution protection. The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors.   One of the Company’s directors is a partner and general counsel of Wexford Capital.  Another of the Company’s directors and Acting Chief Executive Officer is a vice president of Wexford Capital.

The Company, on October 1, 2010, withdrew the Form S-1 that was filed with the Securities and Exchange Commission on May 21, 2010.

On October 1, 2010, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 relating to the proposed rights offering to raise up to $3.5 million from its existing stockholders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, and our Annual Report for the year ended December 31, 2009 on Form 10-K, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.  Our actual results may differ materially.

Immediate Need for Capital

We have incurred significant losses in our operations in each quarter since inception.  In addition, we have not generated positive cash flow from operations for the year ended December 31, 2008 or 2009 or for the three or nine months ended September 30, 2010.  Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

For a description of the actions taken to raise additional capital, please read Footnote 12 – Subsequent Events in the Notes to Unaudited Condensed Consolidated Interim Financial Statements in this document.

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

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010 to discuss the issues raised in the FDA letter.  Based upon the meeting with the FDA reviewers and ongoing communication, we are evaluating the appropriate course of future action.  The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra-filter. In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we billed approximately $900,000 during the twenty months ended August 2009. In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for continued development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract and is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units that were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses, which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes. Approximately $1,178,000 of revenue has been recognized on this new project since September 2009 of which approximately $755,000 was recognized on this project during the nine months ended September 30, 2010.

 We have also introduced the DSU to various government agencies as a solution to providing potable water in emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

On March 23, 2010, we announced that Nephros signed a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications.  Under the terms of the contract Nephros received a $100,000 payment from STERIS Corporation during the second quarter of 2010.  Of this $100,000, approximately $67,000 is accounted for as Deferred Revenue on the Balance Sheet at September 30, 2010. The contract has several milestones identified that, if reached, will result in additional $100,000 in payments to Nephros.  One of the milestones was achieved resulting in a $40,000 payment during the three months ended September 30, 2010. We expect we will achieve the remaining milestones during the remainder of 2010 and in early 2011.

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

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

 Product Revenues

Net product revenues were approximately $622,000 for the three months ended September 30, 2010 compared to approximately $711,000 for the three months ended September 30, 2009, a decrease of 13%.  The $89,000 decrease in net product revenues is primarily due to a decrease of approximately $136,000 in billings related to our contract with the Office of U.S. Naval Research during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Revenue from sales of our MD filters in our Target European Market was approximately $54,000 lower in the three months ended September 30, 2010 compared to the same period in 2009. Approximately $20,000 of the European revenue decrease was due to less units sold plus an additional decrease of approximately $34,000 due to foreign currency exchange rate fluctuation. Unit sales in Europe decreased approximately 6% for the three months ended September 30, 2010 compared to the same period in 2009.  These decreases were partially offset by increased revenue of approximately $101,000 in sales of our DSU in the United States for the three months ended September 30, 2010 compared to the same period in 2009.  Approximately $73,000 of the increased DSU sales was related to the development agreement with STERIS Corporation, of which approximately $33,000 is related to the recognition of revenue previously deferred and the remaining $40,000 is related to the achievement of a milestone during the three months ended September 30, 2010.

Cost of Goods Sold

Cost of goods sold was approximately $319,000 for the three months ended September 30, 2010 compared to approximately $463,000 for the three months ended September 30, 2009.   The decrease of approximately $144,000, or 31%, in cost of goods sold is primarily due to reduced costs related to the contract with the Office of U.S. Naval Research which were approximately $87,000 lower for the three months ended September 30, 2010 compared to the same period in 2009.  Approximately $57,000 of lower costs were due to reduced sales of our MD filters in our Target European Market for the three months ended September 30, 2010 compared to the same period in 2009.

Research and Development

Research and development expenses were approximately $116,000 for the three months ended September 30, 2010 compared to approximately $62,000 for the three months ended September 30, 2009, an increase of approximately $54,000 or 87%.  Approximately $44,000 of the increase was wages primarily due to personnel working on research projects other than the contract with the Office of U.S. Naval Research.  The remaining $10,000 increase is due to increased spending on testing materials  during the three months ended September 30, 2010 compared to the same period in 2009.

Depreciation Expense

Depreciation expense was approximately $30,000 for the three months ended September 30, 2010 compared to approximately $53,000 for the three months ended September 30, 2009, a decrease of 43%. The decrease of approximately $23,000 is primarily due to several assets having been fully depreciated as of year end 2009 resulting in no depreciation expense for those assets during the three months ended September 30, 2010. There were no disposals of assets during the three months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $550,000 for the three months ended September 30, 2010 compared to approximately $676,000 for the three months ended September 30, 2009, a decrease of $126,000 or 19%.  The decrease is primarily due to a decrease in personnel related expenses of approximately $146,000 during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  This decrease was partially offset by increased legal costs of approximately $20,000 during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Interest Income

There was no interest income for the three months ended September 30, 2010 compared to approximately $2,000 for the three months ended September 30, 2009.  The decrease is due to the decreased investments held during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Interest Expense

There was no interest expense for the three months ended September 30, 2010 or September 30, 2009.

Other income and expenses

Other income for the three months ended September 30, 2010 was approximately $18,000.  Other income for the three months ended September 30, 2009 was approximately $146,000 which resulted primarily from receipt of 2007 New York State Qualified Emerging Technology Company (“QETC”) tax refunds.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues

Total revenues for the nine months ended September 30, 2010 were approximately $2,421,000 compared to approximately $1,869,000 for the nine months ended September 30, 2009.  Total revenues increased approximately $552,000. The increase of approximately 30% is due to increased revenue of approximately $260,000 in sales of our DSU in the United States for the nine months ended September 30, 2010 over the same period in 2009. Approximately $73,000 of the increased DSU sales was related to the development agreement with STERIS Corporation, of which approximately $33,000 is related to the recognition of revenue previously deferred and the remaining $40,000 is related to the achievement of a milestone during the three months ended September 30, 2010. Revenue from sales of our MD filters in our Target European Market was approximately $324,000 higher for the nine months ended September 30, 2010 compared to the same period in 2009. Approximately $369,000 of the European revenue increase was due to more units sold, offset partially by $45,000 in losses due to foreign currency exchange rate fluctuation. Unit sales in Europe increased approximately 42% for the nine months ended September 30, 2010 compared to the same period in 2009. Partially offsetting the increases above was a decrease in net product billings of approximately $32,000 related to our contract with the Office of U.S. Naval Research during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

 Cost of Goods Sold

Cost of goods sold was approximately $1,446,000 for the nine months ended September 30, 2010 compared to approximately $1,251,000 for the nine months ended September 30, 2009.  The increase of $195,000 or 16% is due to increased costs of approximately $110,000 related to increased sales of our DSU in the United States for the nine months ended September 30, 2010 over the same period in 2009. Costs related to revenue from sales of our MD filters in our Target European Market was approximately $208,000 higher for the nine months ended September 30, 2010 compared to the same period in 2009.  Costs related to the contract with the Office of U.S. Naval Research were approximately $123,000 lower for the nine months ended September 30, 2010 compared to the same period in 2009 due to the use of a subcontractor rather than personnel.

Research and Development

Research and development expenses were approximately $259,000 for the nine months ended September 30, 2010 compared to approximately $212,000 for the nine months ended September 30, 2009, an increase of $47,000 or 22%.  Approximately $44,000 of the increase was wages primarily due to personnel working on research projects other than the contract with the Office of U.S. Naval Research.  The remaining $3,000 increase is due to increased spending on testing materials during the nine months ended September 30, 2010 compared to the same period in 2009.

Depreciation Expense

Depreciation expense was approximately $98,000 for the nine months ended September 30, 2010 compared to approximately $190,000 for the nine months ended September 30, 2009, a decrease of 48%. The decrease of approximately $92,000 is primarily due to several assets having been fully depreciated as of year end 2009 resulting in no depreciation expense for those assets during the nine months ended September 30, 2010. There were no disposals of assets during the nine months ended September 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,903,000 for the nine months ended September 30, 2010 compared to approximately $2,093,000 for the nine months ended September 30, 2009, a decrease of $190,000 or 9%.   The decrease is primarily due to a decrease in personnel related expenses of approximately $224,000 during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  This decrease was partially offset by increased legal costs of approximately $34,000 during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Interest Income

Interest income was approximately $1,000 for the nine months ended September 30, 2010 compared to approximately $8,000 for the nine months ended September 30, 2009.  The decrease of approximately $7,000 or 88% is due to the decrease in investments held during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Interest Expense

There was no interest expense for the nine months ended September 30, 2010.   We incurred approximately $2,000 of interest expense for the nine months ended September 30, 2009.  This interest relates primarily to financing of premiums for product liability insurance.

 Other income (expense)

Other income in the amount of approximately $16,000 for the nine months ended September 30, 2010 resulted from the reversal of a prior year’s accrual determined to no longer be necessary.  Other income in the amount of approximately $328,000 for the nine months ended September 30, 2009 resulted primarily from receipt of New York State Qualified Emerging Technology Company tax refunds for years 2006 and 2007.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $641,000 for the nine months ended September 30, 2010 compared to approximately $1,870,000 for the nine months ended September 30, 2009. The most significant items contributing to this decrease of approximately $1,229,000 cash used in operating activities during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 are highlighted below:

•	during the 2010 period, our net loss decreased by approximately $275,000;

•	during the 2010 period, we recorded deferred revenue of $67,000, whereas there was no deferred revenue in the 2009 period;

•	during the 2010 period, depreciation expense decreased by approximately $92,000;

•	our accounts receivable decreased by approximately $168,000 during the 2010 period compared to an increase of approximately $114,000 during the 2009 period;

•	our prepaid expenses and other assets decreased by approximately $67,000 in the 2010 period compared to a decrease of approximately $49,000 in the 2009 period; and

•	our accounts payable and accrued expenses increased by approximately $129,000 in the aggregate in the 2010 period compared to a decrease of approximately $638,000 in the 2009 period.

Offsetting the above changes are the following items:

•	during the 2010 period, our stock-based compensation expense increased by approximately $2,000; and

•	our inventory decreased by approximately $28,000 during the 2010 period compared to a decrease of approximately $118,000 during the 2009 period.

Net cash used in investing activities was approximately $6,000 for the nine months ended September 30, 2010, compared to net cash provided by investing activities of approximately $7,000 for the nine months ended September 30, 2009. Net cash used in investing activities for the nine months ended September 30, 2010 was for the purchase of tooling equipment.   Net cash provided by investing activities was approximately $7,000 for the nine months ended September 30, 2009 and resulted from the maturities of short-term investments.

Financing activities provided net cash of approximately $72,000 for the nine months ended September 30, 2010 resulting from the issuance of common stock due to the exercise of stock options.

On July 24, 2009, we raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 1,345,161 shares of our common stock and warrants to purchase an aggregate of 672,581 shares of our common stock, representing 50% of the shares of common stock purchased by each investor.  We sold the shares to investors at a price per share equal to $0.93.  The warrants have an exercise price of $1.12, are exercisable immediately and will terminate on July 24, 2014.  For the nine months ended September 30, 2009, $84,000 of cash was also provided by the exercise of stock options.

For a description of the actions taken to raise additional capital, please read Footnote 12 – Subsequent Events in the Notes to Unaudited Condensed Consolidated Interim Financial Statements in this document.

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

Safe Harbor for Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

•	we may not be able to complete the rights offering;

•	we may not be able to continue as a going concern;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan or effectively market our products;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the nine month periods ended September 30, 2010 and 2009.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15(b). Based upon that evaluation, our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2010.

Item 6.  Exhibits

EXHIBIT INDEX

31.1	Certification by the Acting Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Acting Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: November 12, 2010	By:	/s/ Paul A. Mieyal
	Name:	Paul A. Mieyal
	Title:	Acting Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)