Form 10-K
period 2010-12-31
NEPHROS INC
filed 2011-03-29
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2010, was approximately $9,860,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Over the Counter Bulletin Board on June 30, 2010.  For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2010.

As of March 28, 2011 there were 10,065,117 shares of the registrant’s common stock, $0.001 par value, outstanding.

NEPHROS, INC. AND SUBSIDIARY

PART I

Item 1. Business

Reverse Stock Split

On January 10, 2011, our stockholders voted to approve a 1:20 reverse stock split of our common stock.  The reverse split became effective on March 11, 2011.  All of the share and per share amounts discussed in this Annual Report on Form 10-K have been adjusted to reflect the effect of this reverse split.

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

We currently have three products in various stages of development in the HDF modality to deliver improved therapy to ESRD patients:

•
OLpūr™ MDHDF filter series (which we sell in various countries in Europe and currently consists of our MD190 and MD220 diafilters) to our knowledge, the only filter designed expressly for HDF therapy and employing our proprietary Mid-Dilution Diafiltration technology;

•	OLpūr H2H™, our add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy; and

•	OLpūr NS2000 system, our stand-alone HDF machine and associated filter technology.

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

We believe that products in our OLpur MDHDF filter series are more effective than any products currently available for ESRD therapy because they are better at removing certain larger toxins (known in the industry as “middle molecules” because of their heavier molecular weight) from blood. The accumulation of middle molecules in the blood has been related to such conditions as malnutrition, impaired cardiac function, carpal tunnel syndrome, and degenerative bone disease in the ESRD patient. We also believe that OLpur H2H will, upon introduction, expand the use of HDF as a cost-effective and attractive alternative for ESRD therapy, and that, if approved in 2011, our OLpur H2H and MDHDF filters will be the first, and only, HDF therapy available in the United States at that time.

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

In the first quarter of 2007, we received approval from the FDA for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  Prior to March 2010, the FDA did not provide us with any additional requests for information or render a decision on our application.  After we made additional inquiries to the FDA about the status of our application, the FDA informed us on March 10, 2010 that our application was still under their review process.

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  Based upon the meeting with the FDA reviewers and ongoing communication, we are evaluating the appropriate course of future action, which could include filing a new 510(k) application or pursuing dispute resolution related to the current application. We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  We also intend to utilize the FDA’s Ombudsman process, as applicable. We have a meeting scheduled with the FDA for April 20, 2011 to discuss a proposal for submission of a new 510(k) application.  Depending on the results of that meeting, we currently anticipate proceeding with the submission of a new 510(k) application for approval of our hemodiafiltration system in the U.S. by the third quarter of 2011 which would be subject to the FDA’s standard 90-day review period. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

In January 2006, we introduced our new Dual Stage Ultrafilter (the “DSU”) water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpur H2H and MD Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With nearly 5,800 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of December 10, 2010), we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration.

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

During the twelve months ended December 31, 2010, we were granted six new patents.  In the U.S., we were issued patent #7,775,375 for our Dual Stage Ultrafilter (DSU). In Canada, we were issued patents #2,431,431 for a Multistage Hemodiafiltration/Hemofiltration Method and Apparatus which forms the basis of our mid-dilution technology and patent #2,437,090 for a Method and Apparatus for a Hemodiafiltration Delivery Module which covers our H2H Hemodiafiltration device. In Japan, we were issued patents #4623909 and #4436569 for a Sterile Fluid Filtration Cartridge and a Non-Isomotic Diafiltration Sytem and Method, respectively. And in Europe, European patent #134787821 was granted for our OLpūr MD HDF Filter under the title, Dual Stage Hemodiafiltration cartridge, and whereby individual patents were granted in the countries of Germany, France, Italy, Spain, United Kingdom, Netherlands, Sweden, and Hong Kong.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $846,000 and $423,000 has been billed to this second project during the year ended December 31, 2010 and the four months ended December 31, 2009, respectively. Approximately $1,269,000 of revenue has been recognized on this second project since its beginning in September 2009.

During 2010, in response to a Request For Information (RFI) from the U.S. Army, Nephros submitted its UF-40 ultrafilter for consideration as part of the standard issue hydration pack for soldiers in the field.  Nephros has been informed by the U.S. Army Public Health Command that its UF-40 filter has been validated to meet the military’s NSF P248 standard for emergency military operations as a microbiological water purifier.  Nephros believes that its UF-40 filter is the only stand-alone filter to date to have met the performance criteria of the NSF P248 standard without secondary disinfection steps.  The Army has not to date issued a Request For Proposal (RFP), and Nephros has no information regarding when or if an RFP applicable to the UF-40 ultrafilter may be put forth by the U.S. Army.

We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. Nephros received an initial payment upon entering into the agreement and is eligible to receive additional payments upon successful completion of product development milestones.

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

We have incurred losses in our operations in each quarter since inception. For the years ended December 31, 2010 and 2009, we have incurred net losses of $1,933,000 and $2,026,000, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2010 and 2009. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

On October 1, 2010, we issued a senior secured note to Lambda Investors LLC, our largest stockholder, in the principal amount of $500,000. The note bore interest at the rate of 12% per annum and was to mature on April 1, 2011, at which time all principal and accrued interest were due.  However, we agreed to and did prepay, without penalty, amounts due under the note with the cash proceeds from our rights offering prior to the maturity date.  The note was secured by a first priority lien on all of our property, including our intellectual property.

On March 10, 2011 we completed our rights offering and a private placement that together resulted in gross proceeds of approximately $3.2 million to Nephros. The aggregate net proceeds are estimated to be approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions, the repayment of the $500,000 note, plus $26,650 of accrued interest thereon, issued to Lambda Investors, LLC, the payment of an 8% sourcing/transaction fee ($40,000) in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

After giving effect to the 1:20 reverse stock split on March 11, 2011, our stockholders subscribed for 4,964,854 units in the rights offering and we accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds to us from the sale of these units in the rights offering was approximately $2.0 million. We issued an aggregate of 4,964,854 shares of our common stock and warrants to purchase an aggregate of approximately 4.6 million shares of our common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between us and Lambda Investors. We issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,579 shares of common stock. We received approximately $1.2 million in gross proceeds from the sale of units to Lambda Investors.

We effected a reverse stock split, in which every 20 shares of our common stock issued and outstanding immediately prior to the effective time, which was 5:00 p.m. on March 11, 2011, were converted into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $0.04 per pre-split share for such fractional interests. The number of shares of common stock issued and outstanding was reduced from approximately 201,300,000 pre-split to approximately 10,100,000 post-split. The reverse stock split was effected in connection with the rights offering and private placement.

The reverse stock split was approved by our stockholders at the annual meeting held on January 10, 2011. The number of shares of common stock subject to outstanding stock warrants and options, and the exercise prices and conversion ratios of those securities, were automatically proportionately adjusted for the 1-for-20 ratio provided for by the reverse stock split.

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

Current ESRD Therapy Options

Current renal replacement therapy technologies include (1) two types of dialysis, peritoneal dialysis and hemodialysis, (2) hemofiltration and (3) hemodiafiltration, a combination of hemodialysis and hemofiltration. Dialysis can be broadly defined as the process that involves movement of molecules across a semipermeable membrane by diffusion. In hemodialysis, hemofiltration or hemodiafiltration, the blood is exposed to an artificial membrane outside of the body. During Peritoneal Dialysis (PD), the exchange of molecules occurs across the membrane lining of the patient’s peritoneal cavity. While there are variations in each approach, in general, the three major categories of renal replacement therapy in the marketplace today are defined as follows:

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

•	Hemofiltration is a cleansing process without dialysate solution where blood is passed through a semi-permeable membrane, which filters out solute particles through a process known as “convection.”

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

The Nephros Mid-Dilution Diafiltration Process

Our OLpur MDHDF filter series uses a design and process we developed called Mid-Dilution Diafiltration, or MDF. MDF is a fluid management system that we believe optimizes the removal of both small toxins and middle-molecules by offering the advantages of pre-dilution HDF and post-dilution HDF combined in a single dialyzer cartridge. The MDF process involves the use of two stages: in the first stage, blood is filtered against a dialysate solution, therefore providing post-dilution hemodiafiltration; it is then overdiluted with sterile infusion fluid before entering a second stage, where it is filtered once again against a dialysate solution, therefore providing pre-dilution diafiltration. We believe that the MDF process provides improved toxin removal in HDF treatments, with a resulting improvement in patient health and concurrent reduction in healthcare costs.

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

Laboratory bench studies have been conducted on our OLpur MD190 by members of our research and development staff and by a third party. We completed our initial clinical studies to evaluate the efficacy of our OLpur MD190 as compared to conventional dialyzers in Montpellier, France in 2003. The results from this clinical study support our belief that OLpur MD190 is superior to post-dilution hemodiafiltration using a standard high-flux dialyzer with respect to 2-microglobulin clearance. In addition, clearances of urea, creatinine, and phosphate met the design specifications proposed for the OLpur MD190 device. Furthermore, adverse event data from the study suggest that hemodiafiltration with our OLpur MD190 device was well tolerated by the patients and safe.

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

We contracted with TÜV Rheinland of North America, Inc., a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, to assist us in obtaining the Conformité Européene, or CE mark, a mark which demonstrates compliance with relevant European Union requirements. We received CE marking on the OLpur MD190 (which also covers other dialyzers in our MDHDF filter series), as well as certification of our overall quality system, on July 31, 2003. In the fourth quarter of 2006 we received CE marking on the DSU. During 2010, we replaced TÜV with BSI America, Inc. as our notified body.

In November 2007, the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, approved our OLpur MDHDF filter series for marketing in Canada.

We initiated marketing of our OLpur MD190 in our Target European Market in March 2004.  We have established a sales presence in countries throughout our Target European Market, mainly through distributors, and we have developed marketing material in the relevant local languages. We also attend trade shows where we promote our product to several thousand people from the industry. Our OLpur MD220 is a newer product that we began selling in our Target European Market in 2006. The OLpur MD220 employs the same technology as our OLpur MD190, but contains a larger surface area of fiber. Because of its larger surface area, the OLpur MD220 may provide greater clearance of certain toxins than the OLpur MD190, and is suitable for patients of larger body mass.

We are currently offering the OLpur MD190 and OLpur MD220 at a price comparable to the existing “high performance” dialyzers sold in the relevant market. We are unable at this time to determine what the market prices will be in the future.

In the first quarter of 2007, we received approval from the FDA for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  Because the FDA had not provided us with any additional requests for information or rendered a decision on our application, we made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, were informed that our application is still under their review process.

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  Based upon the meeting with the FDA reviewers and ongoing communication, we are evaluating the appropriate course of future action, which could include filing a new 510(k) application or pursuing dispute resolution related to the current application. We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  We also intend to utilize the FDA’s Ombudsman process, as applicable. We intend to use some of the proceeds from our recently completed rights offering to resume our analysis of the best course of action. We have a meeting scheduled with the FDA for April 20, 2011 to discuss a proposal for submission of a new 510(k) application.  Depending on the results of that meeting, we currently anticipate proceeding with the submission of a new 510(k) application for approval of our hemodiafiltration system in the U.S. by the third quarter of 2011 which would be subject to the FDA’s standard 90-day review period. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  Based upon the meeting with the FDA reviewers and ongoing communication, we are evaluating the appropriate course of future action, which could include filing a new 510(k) application or pursuing dispute resolution related to the current application. We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  We also intend to utilize the FDA’s Ombudsman process, as applicable. We intend to use some of the proceeds from our recently completed rights offering to resume our analysis of the best course of action. We have a meeting scheduled with the FDA for April 20, 2011 to discuss a proposal for submission of a new 510(k) application.  Depending on the results of that meeting, we currently anticipate proceeding with the submission of a new 510(k) application for approval of our hemodiafiltration system in the U.S. by the third quarter of 2011 which would be subject to the FDA’s standard 90-day review period. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

1)
the DSU is, to our knowledge, the only water filter that has the potential to provide the user with a simple sight verification that the filter is properly performing its cleansing function due to our unique dual-stage architecture;

2)	the DSU filters finer biological contaminants than other filters of which we are aware in the water filtration marketplace;

3)	the DSU filters relatively large volumes of water before requiring replacement; and

4)	the DSU continues to protect the user even if the flow is reduced by contaminant volumes, because contaminants do not cross the filtration medium.

With over 5,700 registered hospitals in the United States alone, we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration. We hope to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products.

Due to the ongoing concerns of maintaining water quality, on October 7, 2008, we filed a 510(k) application for approval to market our DSU to dialysis clinics for in-line purification of dialysate water.  On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $846,000 and $423,000 has been billed to this second project during the year ended December 31, 2010 and the four months ended December 31, 2009, respectively.

During 2010, in response to a Request For Information (RFI) from the U.S. Army, Nephros submitted its UF-40 ultrafilter for consideration as part of the standard issue hydration pack for soldiers in the field.  Nephros has been informed by the U.S. Army Public Health Command that its UF-40 filter has been validated to meet the military’s NSF P248 standard for emergency military operations as a microbiological water purifier.  Nephros believes that its UF-40 filter is the only stand-alone filter to date to have met the performance criteria of the NSF P248 standard without secondary disinfection steps.  The Army has not to date issued a Request For Proposal (RFP), and Nephros has no information regarding when or if an RFP applicable to the UF-40 ultrafilter may be put forth by the U.S. Army.

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. Nephros received an initial payment upon entering into the agreement and is eligible to receive additional payments upon successful completion of product development milestones.

The adoption by the Association for the Advancement of Medical Instruments, or AAMI, of more stringent water purity standards for dialysis applications as well as observational studies showing a significant reduction in required erythropoietin dosing when the Nephros DSU is utilized during dialysis therapy has significantly increased interest in the product.  We have filed a special 510(k) application for our Small Sterile UltraFilter (also called the Safe Spout filter) and Mega Sterile UltraFilter to enable these products to be used in dialysis applications.  We expect to realize accelerating product sales to the U.S. dialysis market as a combined result of these driving factors.  We also expect to realize initial sales of DSU products to dialysis markets outside the U.S. in 2011.

We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

Our Strategy

We believe that current mortality and morbidity statistics, in combination with quality of life issues faced by the ESRD patient, have generated demand for improved ESRD therapies. We also believe that our products and patented technology offer the ability to remove toxins more effectively than current dialysis therapy, in a cost framework competitive with currently available, less-effective therapies. We also believe the recent changes resulting from the Medicare Improvements for Patients and Providers Act (MIPPA), which sets reimbursement for dialysis treatment costs, lab work and IV drugs into a single “bundled” rate, will have a positive impact toward the adoption of our products as they have the potential to reduce the amount of IV drugs being administered to dialysis patients. The following are some highlights of our current strategy:

Showcase Product Efficacy in our Target European Market:  As of March 2004, we initiated marketing in our Target European Market for the OLpur MD190. There is an opportunity for sales of the OLpur MDHDF filters in our Target European Market because there is an established HDF machine base using disposable dialyzers. We have engaged in a series of clinical trials throughout our Target European Market to demonstrate the superior efficacy of our product. We believe that by demonstrating the effectiveness of our MDHDF filter series we will encourage more customers to purchase our products. Our MDHDF filter series has been applied successfully in over 200,000 treatments to date.

Upgrade Fluid Quality feeding Hemodialysis Machines:   Promote use of our patented Dual Stage Ultrafilter (DSU), which has been cleared by the FDA for use in hemodialysis applications as a water and bicarbonate concentrate ultrafilter, as a means to achieve a lower overall treatment cost under the new “bundled” reimbursement system. Based on recent observations, we believe a dialysis clinic can lower costs of erythropoietin stimulating agents (ESA), such as Epogen® (EPO), by simply installing DSU filters on the incoming water lines feeding their hemodialysis machines.

Convert Existing Hemodialysis Machines to Hemodiafiltration:  Upon completion of the appropriate documentation for our OLpur H2H technology, we plan to apply for Conformité Européene, or CE, marking in Europe for our OLpur H2H during 2011. We plan to complete our regulatory approval processes in the United States for both our OLpur MDHDF filter series and our OLpur H2H in 2009. If successfully approved, our OLpur H2H product will enable HDF therapy using the most common types of hemodialysis machines together with our OLpur MDHDF filters. Our goal is to achieve market penetration by offering the OLpur H2H for use by healthcare providers inexpensively, thus permitting the providers to use the OLpur H2H without a large initial capital outlay. We do not expect to generate significant positive margins from sales of OLpur H2H. We believe H2H will provide a basis for more MDHDF filter sales. We believe that, if approved in 2011, our OLpur H2H and MDHDF filters will be the first and only HDF therapy available in the United States at that time.

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

Develop a Foothold in the Healthcare Arena by Offering our DSU as a Means to Control Environment-Acquired Infections :  We believe our DSU offers an effective, and cost-effective, solution in conquering certain infection control issues faced by hospitals, nursing homes, assisted living facilities and other patient environments where chemical or heat alternatives have typically failed to adequately address the problem. The DSU provides for simple implementation without large capital expenses. We have established a goal in 2011 to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products.

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

Explore Complementary Product Opportunities:  Where appropriate, we are also seeking to leverage our technologies and expertise by applying them to new markets, such as currently being done under a development contract with STERIS Corporation. Our H2H has potential applications in acute patient care and controlled provision of ultrapure fluids in the field. Our DSU represents a new and complementary product line to our existing ESRD therapy business; we believe the Nephros DSU can offer a robust solution to a broad range of contaminated water and infection control issues.

 Manufacturing and Suppliers

We do not intend to manufacture any of our products or components. We have entered into an agreement dated May 12, 2003, with a contract manufacturer (“CM”) to assemble and produce our OLpur MD190, MD220 or other filter products at our option. The agreement requires us to utilize this CM to manufacture the OLpur MD190s and MD220s or other filter products that we directly market in Europe, or are marketed by our distributor. In addition, our CM will be given first consideration in good faith for the manufacture of OLpur MD190s, MD220s or other filter products that we do not directly market. No less than semiannually, our CM will provide a report to representatives of both parties to the agreement detailing any technical know-how that they have developed that would permit them to manufacture the filter products less expensively and both parties will jointly determine the actions to be taken with respect to these findings. If the fiber wastage with respect to the filter products manufactured in any given year exceeds 5%, then the CM will reimburse us up to half of the cost of the quantity of fiber represented by excess wastage. The CM will manufacture the OLpur MD190 or other filter products in accordance with the quality standards outlined in the agreement. Upon recall of any OLpur MD190 or other filter product due to manufactured products that fail to conform to the required specifications or having failed to manufacture one or more products in accordance with any applicable laws, the CM will be responsible for the cost of recall. The agreement also requires that we maintain certain minimum product-liability insurance coverage and that we indemnify our CM against certain liabilities arising out of our products that they manufacture, providing they do not arise out of the CM’s breach of the agreement, negligence or willful misconduct. The term of the current agreement is through May 12, 2010, with successive automatic one-year renewal terms, until either party gives the other notice that it does not wish to renew at least 90 days prior to the end of the term. The agreement may be terminated prior to the end of the term by either party upon the occurrence of certain insolvency-related events or breaches by the other party. Although we have no separate agreement with respect to such activities, our CM has also been manufacturing our H2H filters and DSU in limited quantities.

The Company entered into an agreement in December 2003, as amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications such as dialysis, to continue to produce the fiber for the OLpur MDHDF filter series. Pursuant to the agreement, the FS is the Company’s exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories. On January 18, 2010 the FS notified the Company that it is exercising its right to terminate the supply agreement. Termination of the supply agreement was effective on July 18, 2010. The FS has continued to sell fiber to the Company while negotiations on terms of a new supply agreement have continued. With proceeds from our recently completed rights offering, we intend to resume contract negotiations, which had been put on hold due to our cash needs in 2010.

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

Our New Jersey office oversees sales and marketing activity of our DSU products. We are in discussions with several medical products and filtration products suppliers to act as non-exclusive distributors of our DSU products to medical institutions. For each prospective market for our DSU products, we are pursuing alliance opportunities for joint product development and distribution. In July 2010, we announced a distribution agreement with AmeriWater Corporation and that AmeriWater had adopted the Nephros DSU as a standard component of its MRO portable reverse osmosis water treatment systems for dialysis. Our DSU manufacturer in Europe shares certain intellectual property rights with us for one of our DSU designs.

During 2011, we plan to increase our sales and marketing activities in an effort to significantly expand our market presence in the dialysis and infection control arenas.  To this end, in March 2011, we engaged Zwolinski Management Consulting to facilitate and reinforce our sales and marketing efforts.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines.  We are also working on additional machine devices, next-generation user interface enhancements and other product enhancements.

In the area of water filtration, we have finalized our initial water filtration product line for the healthcare sector.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $846,000 and $423,000 has been billed to this second project during the year ended December 31, 2010 and the four months ended December 31, 2009, respectively.

During 2010, in response to a Request For Information (RFI) from the U.S. Army, Nephros submitted its UF-40 ultrafilter for consideration as part of the standard issue hydration pack for soldiers in the field.  Nephros has been informed by the U.S. Army Public Health Command that its UF-40 filter has been validated to meet the military’s NSF P248 standard for emergency military operations as a microbiological water purifier.  Nephros believes that its UF-40 filter is the only stand-alone filter to date to have met the performance criteria of the NSF P248 standard without secondary disinfection steps.  The Army has not to date issued a Request For Proposal (RFP), and Nephros has no information regarding when or if an RFP applicable to the UF-40 ultrafilter may be put forth by the U.S. Army.

We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. Nephros received an initial payment upon entering into the agreement and is eligible to receive additional payments upon successful completion of product development milestones.

Our research and development expenditures were primarily related to development expenses associated with the H2H machine, STERIS development work and related salary expense for the years ended December 31, 2010 and 2009 and were $362,000 and $280,000, respectively.

Competition

The dialyzer and renal replacement therapy market is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical needs of physicians and nephrologists, improve patient outcomes and remain cost-effective for payers.

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

As of December 2010, we have sixteen issued U.S. patents; one issued Eurasian patent; four Mexican patents, four South Korean patents, three Russian patents, five Chinese patents, seven French patents, seven German patents, four Israeli patents, six Italian patents, three Spanish patents, six United Kingdom patents, nine Japanese patents, three Hong Kong patents, and ten Canadian patents. Our issued U.S. patents expire between 2018 and 2026. In addition, we have five pending U.S. patent applications, five pending patent applications in Canada, eight pending patent applications in the European Patent Office, five pending patent applications in Brazil, two pending patent applications in China, four pending patent applications in Japan, three pending patent applications in Mexico, one pending patent application in South Korea, two pending patent applications in India, three pending patent applications in Israel and one pending patent application in Australia. Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal. We also have pending patent applications on our DSU water filtration system, pump/filter applications related to our Office of Naval Research project, and means to test filter integrity as part of a liquid purification system.

We have filed U.S. and International patent applications for a redundant ultra filtration device that was jointly invented by one of our employees and an employee of our CM. We and our CM are negotiating commercial arrangements pertaining to the invention and the patent applications.

Trademarks

As of December 31, 2010, we secured registrations of the trademarks CENTRAPUR, H2H, OLpur and the Arrows Logo in the European Union. Applications for these trademarks are pending registration in the United States. We also have applications for registration of a number of other marks pending in the United States Patent and Trademark Office.

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

Before a new medical device can be introduced to the market, FDA clearance of a pre-market notification under Section 510(k) of the FDC Act or FDA clearance of a pre-market approval, or PMA, application under Section 515 of the FDC Act must be obtained. A Section 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not called for pre-market approval under Section 515. The Section 510(k) pre-market clearance process is generally faster and simpler than the Section 515 pre-market approval process. We understand that it generally takes four to 12 months from the date a Section 510(k) notification is accepted for filing to obtain Section 510(k) pre-market clearance, (but has taken much longer in the case of our OLpur H2H module and OLpur MD 220 filter) and that it could take several years from the date a Section 515 application is accepted for filing to obtain Section 515 pre-market approval, although it may take longer in both cases.

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

If human clinical trials of a device are required in connection with a Section 510(k) notification and the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or distributor of the device) will need to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing and/or laboratory bench testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as specified in the IDE. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of subjects. We submitted our original IDE application to the FDA for our OLpur H2H hemodiafiltration module and OLpur MD220 filter in May 2006. The FDA answered our application with additional questions in June 2006, and we submitted responses to the FDA questions in December 2006. In January 2007, we received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. In March 2007, we received full approval on our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We completed the patient treatment phase of our clinical trials during the second quarter of 2008 and filed our 510(k) applications with respect to the OLpur MDHDF filter series and the OLpur H2H module in November 2008.  No IDE was required for our DSU product. On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.  We hope to achieve U.S. regulatory approval of ourl OLpūr H2H module and OLpūr MD 220 filter products during 2011.  Following its review of our OLpur MDHDF filter series and the OLpur H2H module applications, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  Based upon the meeting with the FDA reviewers and ongoing communication, we are evaluating the appropriate course of future action, which could include filing a new 510(k) application or pursuing dispute resolution related to the current application. We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  We also intend to utilize the FDA’s Ombudsman process, as applicable. We have a meeting scheduled with the FDA for April 20, 2011 to discuss a proposal for submission of a new 510(k) application.  Depending on the results of that meeting, we currently anticipate proceeding with the submission of a new 510(k) application for approval of our hemodiafiltration system in the U.S. by the third quarter of 2011 which would be subject to the FDA’s standard 90-day review period. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

The regulatory approach necessary to demonstrate to the European Union that the organization has the ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices requires the certification of a full quality management system by a notified body. Initially, we engaged TÜV Rheinland of North America, Inc. (“TÜV Rheinland”) as the notified body to assist us in obtaining certification to the International Organization for Standardization, or ISO, 13485/2003 standard, which demonstrates the presence of a quality management system that can be used by an organization for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

In July 2003, we received a certification from TÜV Rheinland that our quality management system conforms with the requirements of the European Community. At the same time, TÜV Rheinland approved our use of the CE marking with respect to the design and production of high permeability hemodialyzer products for ESRD therapy. In April 2010, we changed our notified body from TÜV Rheinland to BSI America, Inc. As of the date of filing of this Annual Report, the manufacturing facilities and processes that we are using to manufacture our OLpur MDHDF filter series have been inspected and certified by a notified body.

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

Reimbursement

In both domestic markets and markets outside of the United States, sales of our ESRD therapy products will depend in part, on the availability of reimbursement from third-party payers. In the United States, ESRD providers are reimbursed through Medicare, Medicaid and private insurers. In countries other than the United States, ESRD providers are also reimbursed through governmental and private insurers. In countries other than the United States, the pricing and profitability of our products generally will be subject to government controls. Despite the continually expanding influence of the European Union, national healthcare systems in its member nations, reimbursement decision-making included, are neither regulated nor integrated at the European Union level. Each country has its own system, often closely protected by its corresponding national government.

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

Employees

As of March 31, 2011, we employed a total of 8 employees, 6 of whom were full time and 2 who are employed on a part-time basis. We also have engaged 1 consultant on an ongoing basis. Of the 9 total employees and consultants, 2 were employed in a sales/marketing/customer support capacity, 3 in general and administrative and 4 in research and development.

Gerald Kochanski, the Company’s Chief Financial Officer, served as the acting Chief Executive Officer from March 30, 2010 until April 5, 2010. Since April 6, 2010, Paul A. Mieyal, a member of the Board of Directors, has served as the acting Chief Executive Officer following the resignation of our former President and Chief Executive Officer on March 30, 2010. Dr. Mieyal is a Vice President of Wexford Capital LP, the managing member of Lambda Investors LLC, which is the beneficial owner of approximately 71% of the Company’s outstanding stock based on common stock and warrants held at March 14, 2011.

Recent Developments

On October 1, 2010, we issued a senior secured note to Lambda Investors LLC, our largest stockholder, in the principal amount of $500,000. The note bore interest at the rate of 12% per annum and was to mature on April 1, 2011, at which time all principal and accrued interest would be due.  However, we agreed to and did prepay, without penalty, amounts due under the note with the cash proceeds from our rights offering prior to the maturity date.  On March 10, 2010 in connection with the completion of the rights offering as discussed below, the Company repaid in full the $500,000 of principal and $26,650 of accrued interest on the senior secured note issued to Lambda Investors LLC on October 1, 2010.

On October 1, 2010, we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 relating to the proposed rights offering to raise up to $3.5 million from our existing stockholders.  The registration statement was declared effective on January 31, 2011 by the Securities and Exchange Commission.

Our stockholders subscribed for 496,485 units in the rights offering and we accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds from the sale of these units in the rights offering was approximately $2.0 million. We issued an aggregate of 4,964,854 shares of its common stock and warrants to purchase an aggregate of approximately 4.6 million shares of its common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between us and Lambda Investors. We issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,579 shares of common stock. We received approximately $1.2 million in gross proceeds from the sale of units to Lambda Investors.

The aggregate net proceeds from the rights offering and private placement are estimated to be approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions, the repayment of the $500,000 note, plus all accrued interest thereon, issued to Lambda Investors, LLC, the payment of an 8% sourcing/transaction fee ($40,000) in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

On January 10, 2011, our stockholders voted to implement a 1:20 reverse stock split of our common stock. The reverse split became effective on March 11, 2011. All of the share and per share amounts discussed in this Annual Report on Form 10-K have been adjusted to reflect the effect of this reverse split.

In the reverse stock split, every 20 shares of our common stock issued and outstanding immediately prior to the effective time, which was 5:00 p.m. on March 11, 2011, were converted into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $0.04 per pre-split share for such fractional interests. The number of shares of our common stock issued and outstanding was reduced from approximately 201,300,000 pre-split to approximately 10,100,000 post-split. The reverse stock split was effected in connection with the rights offering and private placement.

Item 2. Properties

Our U.S. facilities are located at 41 Grand Avenue, River Edge, New Jersey, 07661 and consist of approximately 4,688 square feet of space.  The term of the rental agreement is for three years commencing December 2008 with a monthly cost of approximately $7,423. We use our facilities to house our corporate headquarters and research facilities.

Our facilities in our Target European Market are currently located at A5 Clonlara Avenue, Baldonnell Business Park, Dublin, Ireland, and consist of approximately 500 square feet of space.  The lease agreement was entered into on July 1, 2010.  The lease term is 6 months beginning July 1, 2010 and is renewable for 6 month terms with a 2 month notice to discontinue.  Our monthly cost is 500 Euro (approximately $700).

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

Item 4. [Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 22, 2009 the AMEX removed our common stock from trading on the AMEX.  Until such date, our common stock had been trading on the AMEX under the symbol NEP. Effective February 4, 2009, our common stock is now quoted on the OTC Bulletin Board under the symbol “NEPH.OB”.  The following table sets forth the high and low sales prices for our common stock as reported on the AMEX and the high and low bid and ask prices for our common stock as reported on AMEX and the Over the Counter Bulletin Board for each quarter within the years ended December 31, 2009 and 2010. All prices have been adjusted to reflect the effect of the reverse split effective March 11, 2011.

Quarter Ended	High	Low
March 31, 2009	$3.00	$0.80
June 30, 2009	$35.40	$0.20
September 30, 2009	$52.60	$19.80
December 31, 2009	$35.00	$14.00
March 31, 2010	$26.00	$13.00
June 30, 2010	$22.80	$7.00
September 30, 2010	$10.80	$2.80
December 31, 2010	$5.00	$1.60

As of March 31, 2011, there were approximately 35 holders of record and approximately 900 beneficial holders of our common stock.

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

The following table provides information as of December 31, 2010 (adjusted to give effect to the reverse stock split effected on March 11, 2011) about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors upon exercise of options or warrants under all of our existing equity compensation plans, and warrants issued to placement agents in connection with our 2007 financing. Our existing equity compensation plans consist of our Amended and Restated Nephros 2000 Equity Incentive Plan and our Nephros, Inc. 2004 Stock Incentive Plan (together, our “Stock Option Plans”) in which all of our employees and directors are eligible to participate. Our Stock Option Plans and the issuance of the placement agent warrants were approved by our stockholders.

	(a)		(c)
	Number of		Number of securities
	securities to be	(b)	remaining available for
	issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrant and rights	warrant and rights	reflected in column (a))
Equity compensation plans approved by our stockholders:

Stock Option Plans	44,664	$27.4	82,535
Placement Agent Warrants	6,484	$18.00	—

Equity compensation plans not approved by our stockholders:

None	—		—
All Plans	51,148		82,535

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

To date, we have devoted most of our efforts to research, clinical development, seeking regulatory approval for our ESRD products, establishing manufacturing and marketing relationships and establishing our own marketing and sales support staff for the development, production and sale of our ESRD therapy products in our Target European Market and the United States upon their approval by appropriate regulatory authorities. We submitted to the FDA our 510(k) application in November 2008 for approval of our OLpūr H2H module and OLpūr MD 220 filter. Following its review of the application, the FDA requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.   On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  Based upon the meeting with the FDA reviewers and ongoing communication, we are evaluating the appropriate course of future action, which could include filing a new 510(k) application or pursuing dispute resolution related to the current application. We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  We also intend to utilize the FDA’s Ombudsman process, as applicable. We intend to use some of the proceeds from our recently completed rights offering to resume our analysis of the best course of action. We have a meeting scheduled with the FDA for April 20, 2011 to discuss a proposal for submission of a new 510(k) application.  Depending on the results of that meeting, we currently anticipate proceeding with the submission of a new 510(k) application for approval of our hemodiafiltration system in the U.S. by the third quarter of 2011 which would be subject to the FDA’s standard 90-day review period. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $1,269,000 of revenue has been recognized on this new project since September 2009 of which approximately $846,000 and $423,000 were recognized on this project during the years ended December 31, 2010 and 2009, respectively.

During 2010, in response to a Request For Information (RFI) from the U.S. Army, Nephros submitted its UF-40 ultrafilter for consideration as part of the standard issue hydration pack for soldiers in the field.  Nephros has been informed by the U.S. Army Public Health Command that its UF-40 filter has been validated to meet the military’s NSF P248 standard for emergency military operations as a microbiological water purifier.  Nephros believes that its UF-40 filter is the only stand-alone filter to date to have met the performance criteria of the NSF P248 standard without secondary disinfection steps.  The Army has not to date issued a Request For Proposal (RFP), and Nephros has no information regarding when or if an RFP applicable to the UF-40 ultrafilter may be put forth by the U.S. Army.

On March 23, 2010, we announced that Nephros signed a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications.  Under the terms of the contract Nephros received a $100,000 payment from STERIS Corporation during the second quarter of 2010.  Of this $100,000, approximately $33,000 is accounted for as Deferred Revenue on the Balance Sheet at December 31, 2010. The contract has several milestones identified that, if reached, will result in an additional aggregate $100,000 in payments to Nephros.  One of the milestones was achieved resulting in a $40,000 payment during the year ended December 31, 2010. We expect we will achieve the remaining milestones in 2011.

Since our inception, we have incurred annual net losses. As of December 31, 2010, we had an accumulated deficit of $91,908,000, and we expect to incur additional losses in the foreseeable future. We recognized net losses of $1,933,000 and $2,026,000 for the years ended December 31, 2010 and 2009, respectively.

Since our inception, we have financed our operations primarily through sales of our equity and debt securities. From inception through December 31, 2010, we received net offering proceeds from private sales of equity and debt securities and from the initial public offering of our common stock (after deducting underwriters’ discounts, commissions and expenses, and our offering expenses) of approximately $53.3 million in the aggregate. An additional source of finances was our license agreement with Asahi, pursuant to which we received an upfront license fee of $1.75 million in March 2005.

 On October 1, 2010, we issued a senior secured note to Lambda Investors LLC, our largest stockholder, in the principal amount of $500,000. The note bore interest at the rate of 12% per annum and matures on April 1, 2011, at which time all principal and accrued interest would be due.  However, we agreed to and did prepay, without penalty, amounts due under the note with the cash proceeds from our rights offering prior to the maturity date.  On March 10, 2010 in connection with the completion of the rights offering as discussed below, the Company repaid in full the $500,000 of principal and $26,650 of accrued interest on the senior secured note issued to Lambda Investors LLC on October 1, 2010.

On October 1, 2010, we filed with the Securities and Exchange Commission a Registration Statement on Form S-1 relating to the proposed rights offering to raise up to $3.5 million from our existing stockholders.  On March 10, 2011 we completed the rights offering. Our stockholders subscribed for 4,964,854 units in the rights offering and we accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds from the sale of these units in the rights offering was approximately $2.0 million. We issued an aggregate of 4,964,854 shares of its common stock and warrants to purchase an aggregate of approximately 4.6 million shares of common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between us and Lambda Investors. We issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,579 shares of common stock. We received approximately $1.2 million in gross proceeds from its sale of units to Lambda Investors.

On March 11, 2011, the Company effected a reverse stock split, in which every 20 shares of our common stock issued and outstanding immediately prior to the effective time, which was 5:00 p.m. on March 11, 2011, will be converted into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $0.04 per pre-split share for such fractional interests. The number of shares of our common stock issued and outstanding was reduced from approximately 201,300,000 pre-split to approximately 10,100,000 post-split. The reverse stock split was effected in connection with the rights offering and private placement.

All of the share and per share amounts discussed in this Annual Report on Form 10-K have been adjusted to reflect the effect of this reverse split.

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

Recently Adopted Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU No. 2009-17). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities . This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. We adopted the pronouncement on January 1, 2010 resulting in no impact to our consolidated financial statements.

In December 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to ASC Topic 810-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This amendment to ASC Topic 810 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. The amendment, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under the amendment to ASC Topic 810 was effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. We adopted the pronouncement on January 1, 2010 resulting in no impact to our consolidated financial statements.

In February 2010, the FASB issued an amendment which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of this guidance on January 1, 2010 did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC Topic 820- Improving Disclosures about Fair Value Measurements, which amends the existing fair value measurement and disclosure guidance currently included in ASC Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, the amendment to ASC Topic 820 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, this amendment also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of this amendment did not impact our consolidated financial statements.

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

We recognize revenue related to product sales when delivery is confirmed by its external logistics provider and the other criteria of ASC Topic 605 are met. Product revenue is recorded net of returns and allowances.  All costs and duties relating to delivery are absorbed by us. All shipments are currently received directly by our customers.

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

Inventory Reserves

Our inventory reserve requirements are based on factors including the products’ expiration date and estimates for the future sales of the product. If estimated sales levels do not materialize, we will make adjustments to our assumptions for inventory reserve requirements.

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

The Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009

Product Revenues

Total product revenues for the year ended December 31, 2010 were $2,938,000 compared to $2,661,000 for the year ended December 31, 2009. The $277,000, or 10%, increase is primarily due to increased revenue of approximately $305,000 in sales of our DSU in the United States for the year ended December 31, 2010 over the same period in 2009. Approximately $106,000 of the increased DSU sales was related to the development agreement with STERIS Corporation, of which approximately $66,000 is related to the recognition of revenue previously deferred and the remaining $40,000 is related to the achievement of a milestone in the third quarter of 2010. Revenue from sales of our MD filters in our Target European Market was approximately $220,000 higher for the year ended December 31, 2010 compared to the same period in 2009. Approximately $305,000 of the European revenue increase was due to more units sold, offset partially by $88,000 in losses due to foreign currency exchange rate fluctuation. Unit sales in Europe increased approximately 24% for the year ended December 31, 2010 compared to the same period in 2009. Partially offsetting the increases above was a decrease in net product billings of approximately $248,000 related to our contract with the Office of U.S. Naval Research during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Cost of Goods Sold

Cost of goods sold was $1,816,000 for the year ended December 31, 2010 compared to $1,744,000 for the year ended December 31, 2009. The approximately $72,000, or 4%, increase is primarily due to increased costs of approximately $187,000 related to increased sales of our DSU in the United States for the year ended December 31, 2010 over the same period in 2009. Costs related to revenue from sales of our MD filters in our Target European Market was approximately $127,000 higher for the year ended December 31, 2010 compared to the same period in 2009.  Costs related to the contract with the Office of U.S. Naval Research were approximately $242,000 lower for the year ended December 31, 2010 compared to the same period in 2009 due to the use of a subcontractor rather than our personnel.

Research and Development

Research and development expenses were $362,000 for the year ended December 31, 2010 compared to $280,000 for the year ended December 31, 2009, an increase of approximately $82,000 or 29%. Approximately $74,000 of the increase was wages primarily due to personnel working on research projects other than the contract with the Office of U.S. Naval Research.  The remaining $8,000 increase is due to increased spending on testing materials during the year ended December 31, 2010 compared to the same period in 2009.

Depreciation and Amortization Expense

Depreciation expense was $129,000, for the year ended December 31, 2010 compared to $231,000 for the year ended December 31, 2009, a decrease of $102,000, or 44%. This decrease is primarily due to several assets having been fully depreciated as of year-end 2009, resulting in no depreciation expense for those assets during the year ended December 31, 2010. There were no disposals of assets during the year ended December 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,520,000 for the year ended December 31, 2010 compared to $2,812,000 for the year ended December 31, 2009, a decrease of $292,000 or 10%.   The decrease is primarily due to a decrease in personnel related expenses of approximately $347,000 and a decrease in marketing expenses of approximately $43,000 during the year ended December 31, 2010 compared to the year ended December 31, 2009.  These decreases were partially offset by increased investor relation costs and debt issuance cost of approximately $48,000 and $50,000, respectively, during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Interest Income

Interest income was $1,000 for the year ended December 31, 2010 compared to $9,000 for the year ended December 31, 2009. The decrease of $8,000, or 89%, reflects the impact of having less cash on hand in 2010 compared to 2009 and therefore, fewer investments to generate interest income.

Interest Expense

We incurred $15,000 of interest expense for the year ended December 31, 2010. This interest relates to interest accrued on the $500,000 senior secured note due in the second quarter of 2011. We incurred approximately $2,000 of interest expense for the year ended December 31, 2009.  This interest relates primarily to financing of premiums for product liability insurance.

Amortization of Debt Issuance Costs

We account for debt issuance costs in accordance with ASC 835, which requires that these costs be reported in the balance sheet as deferred charges and amortized over the term of the associated debt. Amortization of debt issuance costs of $50,000 for the year ended December 31, 2010 is associated with the senior secured note issued to Lambda Investors LLC. These capitalized costs will be fully amortized by the first quarter of 2011. There was no amortization of debt issuance costs in the year ended December 31, 2009.

Other Income

Other income in the amount of approximately $20,000 for the year ended December 31, 2010 resulted primarily from the reversal of a prior year’s accrual of approximately $18,000 determined to no longer be necessary.  Other income in the amount of approximately $373,000 for the year ended December 31, 2009 resulted primarily from receipt of New York State Qualified Emerging Technology Company tax refunds for years 2006 and 2007.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the periods ended December 31, 2010 and December 31, 2009.

Liquidity and Capital Resources

Our future liquidity sources and requirements will depend on many factors, including:

•	the cost, timing and results of our efforts to obtain regulatory approval of our products, including specifically our 510(k) application for our HDF system;

•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

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

All principal and accrued but unpaid interest (the “Conversion Amount”) under our New Notes automatically converted into (i) shares of our common stock at a conversion price per share of our common stock (the “Conversion Shares”) equal to $0.706 and (ii) in the case of our Purchased Notes, but not our Exchange Notes, Class D Warrants (the “Class D Warrants”) for purchase of shares of our common stock (the “Warrant Shares”) in an amount equal to 50% of the number of shares of our common stock issued to the New Investors in accordance with clause (i) above with an exercise price per share of our common stock equal to $18.00 (subject to anti-dilution adjustments). The Class D Warrants have a term of five years and are non-callable by us.

National Securities Corporation (“NSC”) and Dinosaur Securities, LLC (“Dinosaur” and together with NSC, the “Placement Agent”) acted as co-placement agents in connection with the Financing pursuant to an Engagement Letter, dated June 6, 2007 and a Placement Agent Agreement dated September 18, 2007. The Placement Agent received (i) an aggregate cash fee equal to 8% of the face amount of the Lambda Purchased Note and the Enso Purchased Note allocated and paid 6.25% to NSC and 1.75% to Dinosaur, and (ii) warrants (“Placement Agent Warrant”) with a term of five years from the date of issuance to purchase 10% of the aggregate number of shares of our common stock issued upon conversion of the Lambda Purchased Note and the Enso Purchased Note with an exercise price per share of our common stock equal to $18.00.

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

On July 24, 2009, we raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 67,258 shares of our common stock and warrants to purchase an aggregate of 33,629 shares of its common stock, representing 50% of the shares of common stock purchased by each investor.  We sold the shares to investors at a price per share equal to $18.60.  The warrants have an exercise price of $22.40, are exercisable immediately and will terminate on July 24, 2014. For the years ended December 31, 2010 and 2009, $72,000 and $85,000 of cash, respectively, was also provided by the exercise of stock options.

On October 1, 2010, we issued a senior secured note to Lambda Investors LLC in the principal amount of $500,000.  The note bore interest at the rate of 12% per annum and was to mature on April 1, 2011, at which time all principal and accrued interest would be due.  However, we agreed to and did prepay, without penalty, amounts due under the note with the cash proceeds from our rights offering prior to the maturity date.  On March 10, 2010 in connection with the completion of the rights offering as discussed below, we repaid in full the $500,000 of principal and $26,650 of accrued interest on the senior secured note issued to Lambda Investors LLC on October 1, 2010.

On March 10, 2011 we completed our rights offering and private placement that together resulted in gross proceeds of approximately $3.2 million to Nephros. Our stockholders subscribed for 4,964,854 units in its previously announced rights offering and we accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds from the sale of these units in the rights offering was approximately $2.0 million. We issued an aggregate of 4,964,854 shares of common stock and warrants to purchase an aggregate of approximately 91.8 million shares of common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between us and Lambda Investors. We issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,579 shares of common stock. We received approximately $1.2 million in gross proceeds from its sale of units to Lambda Investors.

The aggregate net proceeds received by us from the rights offering and private placement are estimated to be approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions, the repayment of the $500,000 note, plus all accrued interest thereon, issued to Lambda Investors, LLC, the payment of an 8% sourcing/transaction fee ($40,000) in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

On March 11, 2011, we effected a reverse stock split, in which every 20 shares of our common stock issued and outstanding immediately prior to the effective time, which was 5:00 p.m. on March 11, 2011, were converted into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $0.04 per pre-split share for such fractional interests. The number of shares of common stock issued and outstanding was reduced from approximately 201,300,000 pre-split to approximately 10,100,000 post-split. The reverse stock split was effected in connection with the rights offering and private placement.

At December 31, 2010, we had an accumulated deficit of $91,908,000, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering in September 2004, from licensing revenue received from Asahi Kasei Medical Co., Ltd. (“Asahi”) in March 2005, a private placement of convertible debenture in June 2006, a private investment in public equity in September 2007, a private placement in July 2009, and the October 2010 issuance of a senior secured note. In March 2011, the rights offering and concurrent private placement to Lambda Investors provided additional capital.

Net cash used in operating activities was $1,292,000 for the year ended December 31, 2010 compared to $2,612,000 for the year ended December 31, 2009.

During 2010, the net cash used in operating activities was $1,320,000 less than the net cash used in operating activities during 2009. The most significant items contributing to the reduction in cash used in operating cash are highlighted below:

•
Our net loss in 2010 was $1,933,000 compared to $2,026,000 in 2009.  This represents an improvement of $93,000 in operating cash in 2010.  Noncash adjustments to reconcile net loss to net cash used in operating activities were: stock-based compensation was $92,000 and $108,000 in 2010 and 2009 respectively, a reduction of $16,000; depreciation expense was $129,000 and $231,000 in 2010 and 2009 respectively, a reduction of $102,000; a decrease to the inventory reserve of $18,000; an increase in deferred revenue of $33,000 in 2010; an increase in amortization of debt issuance costs of $50,000 in 2010; and an increase in noncash interest of $15,000 in 2010.

•
During 2010, our accounts receivable, other current assets and other assets decreased by $249,000.  This compares to an increase of $193,000 in 2009.  This represents a $442,000 source of operating cash in 2010.

•	During 2010, our inventory increased by $98,000. This compares to a decrease in inventory of $57,000 in 2009. This represents a $155,000 use of operating cash in 2010.

•
During 2010, accounts payable and accrued expenses increased by $171,000. This compares to a decrease in accounts payable and accrued expenses of $807,000 during 2009.  This represents a $978,000 source of operating cash in 2010.

Net cash used by investing activities was $30,000 for the year ended December 31, 2010 compared to $21,000 for the year ended December 31, 2009. In 2010, $30,000 was used to purchase equipment. In 2009, $28,000 was used to purchase equipment and $7,000 was provided by the maturity of a short-term investment.

Net cash provided by financing activities was $572,000 for the year ended December 31, 2010 resulting from the issuance of a short-term note of $500,000 and proceeds from the exercise of stock options of $72,000. Net cash provided by financing activities was $1,336,000 for the year ended December 31, 2009 resulting from the sale of common stock of $1,251,000 and proceeds from the exercise of stock options of $85,000.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2010:

	Payments Due in Period
	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years

Leases	$87,000	$87,000	$—	$—	$—
Employment Contracts	49,000	49,000	—
Total	$136,000	$136,000	$—	$—	$—

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

Risks Related to Our Company

Our independent registered public accountants, in their audit report related to our financial statements for the year ended December 31, 2010, expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in this Annual Report on Form 10-K expressing doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations, raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, we will need to raise additional funds through either the licensing or sale of our technologies or additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 1997. As of December 31, 2010, we had an accumulated deficit of $91,908,000 primarily as a result of our research and development expenses and selling, general and administrative expenses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

•
the completion and success of our regulatory approval processes and additional clinical trials for each of our ESRD therapy products in our target territories, including specifically our 510(k) application for our HDF system;

•	the market acceptance of HDF therapy in the United States and of our technologies and products in each of our target markets;

•	our ability to effectively and efficiently manufacture, market and distribute our products;

•	our ability to sell our products at competitive prices which exceed our per unit costs; and

•	the consolidation of dialysis clinics into larger clinical groups.

If we do not receive FDA approval for our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter our operations will be significantly and adversely harmed.

We have not received approval from the FDA for our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We were granted this approval on the condition that, by March 5, 2007, we submit a response to two informational questions from the FDA. We responded to these questions. We obtained approval from Western IRB, Inc., which enabled us to proceed with our clinical trial. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We submitted our data to the FDA with our 510(k) application on these products in November 2008. Following its review of the application, the FDA requested additional information from us. We replied to the FDA inquiries on March 13, 2009. On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission, which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration, or HDF, system. An in-person meeting with the FDA took place on September 10, 2010 to discuss the issues raised in the FDA letter. We are evaluating our future course of action. We have a meeting scheduled with the FDA for April 20, 2011 to discuss a proposal for submission of a new 510(k) application.  Depending on the results of that meeting, we currently anticipate proceeding with the submission of a new 510(k) application for approval of our hemodiafiltration system in the U.S. by the third quarter of 2011 which would be subject to the FDA’s standard 90-day review period. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

We can give no assurance when or if our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter will be approved by the FDA. If we fail to ultimately receive FDA approval, our operations would be significantly and adversely harmed.

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

For the year ended December 31, 2010, one of our customers accounted for 50% of our product sales and another customer accounted for 29% of our product sales. Also, these customers represented 73% and 12%, respectively, of our accounts receivable as of December 31, 2010. We believe that the loss of either of these customers would have a material adverse effect on our product sales, at least temporarily, while we seek to replace such customer and/or self-distribute in the territories currently served by such customer.

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

The clearance and/or approval processes in the European Community and in the United States can be lengthy and uncertain and each requires substantial commitments of our financial resources and our management’s time and effort. We may not be able to obtain further CE marking or any FDA approval for any of our ESRD therapy products in a timely manner or at all. Even if we do obtain regulatory approval, approval may be only for limited uses with specific classes of patients, processes or other devices. Our failure to obtain, or delays in obtaining, the necessary regulatory clearance and/or approvals with respect to the European Community or the United States would prevent us from selling our affected products in these regions. If we cannot sell some of our products in these regions, or if we are delayed in selling while waiting for the necessary clearance and/or approvals, our ability to generate revenues from these products will be limited.

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

 On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  Based upon the meeting with the FDA reviewers and ongoing communication, we are evaluating the appropriate course of future action, which could include filing a new 510(k) application or pursuing dispute resolution related to the current application. We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  We also intend to utilize the FDA’s Ombudsman process, as applicable. We have a meeting scheduled with the FDA for April 20, 2011 to discuss a proposal for submission of a new 510(k) application.  Depending on the results of that meeting, we currently anticipate proceeding with the submission of a new 510(k) application for approval of our hemodiafiltration system in the U.S. by the third quarter of 2011 which would be subject to the FDA’s standard 90-day review period. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 16 granted U.S. patents will expire at various times from 2018 to 2026, assuming they are properly maintained.

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

Some of our competitors, including Fresenius Medical Care AG and Gambro AB, manufacture their own products and own dialysis clinics in the United States, our Target European Market and/or other regions of the world. In 2005, Gambro AB divested its U.S. dialysis clinics to DaVita, Inc. and entered a preferred, but not exclusive, ten-year supplier arrangement with DaVita, Inc., whereby DaVita, Inc. will purchase a significant amount of renal products and supplies from Gambro AB Renal Products. Because these competitors have historically tended to use their own products in their clinics, we may not be able to successfully market our products to the dialysis clinics under their ownership. According to the Fresenius Medical Care AG Form 20-F filed February 23, 2011, Fresenius Medical Care AG provides treatment in its own dialysis clinics to 214,648 patients in its 2,757 facilities around the world including facilities located in the North America. According to a DaVita, Inc. February 4, 2011 press release, as of September 30, 2010, DaVita, Inc. provided treatment in 1,598 outpatient dialysis centers serving approximately 124,000 patients in the United States.

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

In the two years ended December 31, 2010, our common stock has traded at prices ranging from a high of $52.60 to a low of $0.20 per share, after giving effect to the 1:20 reverse stock split effected on March 11, 2011.  Due to the lack of an active market for our common stock, you should expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

•	achievement or rejection of regulatory approvals by our competitors or us, including specifically our 510(k) application to the FDA for our HDF system;

•	publicity regarding actual or potential clinical or regulatory results relating to products under development by our competitors or us;

•	delays or failures in initiating, completing or analyzing clinical trials or the unsatisfactory design or results of these trials;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

In April 2002, we entered into a letter agreement with Hermitage Capital Corporation (“Hermitage”), as placement agent, the stated term of which was from April 30, 2002 through September 30, 2004. As of February 2003, we entered into a settlement agreement with Hermitage pursuant to which, among other things: the letter agreement was terminated; the parties gave mutual releases relating to the letter agreement; and we agreed to issue Hermitage or its designees, upon the closing of certain transactions contemplated by a separate settlement agreement between us and Lancer Offshore, Inc., warrants exercisable until February 2006 to purchase an aggregate of 3,000 shares of common stock for $50.00 per share (or 852 shares of our common stock for $176.00 per share, if adjusted for the reverse stock split pursuant to the antidilution provisions of such warrant, as amended). Because Lancer Offshore, Inc. never satisfied the closing conditions and, consequently, a closing has not been held, we have not issued any warrants to Hermitage in connection with our settlement with them. In June 2004, Hermitage threatened to sue us for warrants it claims are due to it under its settlement agreement with us as well as a placement fee and additional warrants it claims are, or will be, owed in connection with our initial public offering completed on September 24, 2004, as compensation for allegedly introducing us to one of the underwriters. We had some discussions with Hermitage in the hopes of reaching an amicable resolution of any potential claims, most recently in January 2005. We have not heard from Hermitage since then.

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

 If management is unable to express a favorable opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports.  Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

Our directors, executive officers and Lambda Investors LLC control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of March 14, 2011, our directors, executive officers and Lambda Investors LLC, our largest stockholder, beneficially owned approximately 72% of our outstanding common stock. As of March 14, 2011, Lambda Investors LLC beneficially owned 71% of our outstanding common stock.

As a result of this ownership, Lambda Investors has the ability to exert significant influence over our policies and affairs, including the election of directors. Lambda Investors, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Lambda Investors LLC, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Lambda Investors in any matter put before the stockholders may differ from those of any other stockholder.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by Lambda Investors or any other large stockholder, or the perception that such sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock.

Prior to our initial public offering we entered into registration rights agreements with many of our existing security holders that entitled them to have an aggregate of 501,012 shares registered for sale in the public market. Moreover, many of those shares, as well as the 9,213 shares we sold to Asahi, could be sold in the public market without registration once they have been held for one year, subject to the limitations of Rule 144 under the Securities Act. In addition, we entered into a registration rights agreement with the holders of our New Notes pursuant to which we granted the holders certain registration rights with respect to the shares of common stock issuable upon conversion of the New Notes and upon exercise of the Class D Warrants. We also entered into a registration rights agreement with Lambda Investors pursuant to which we will register for resale the 3,009,711 shares of common stock and 2,782,579 shares of common stock issuable upon the exercise of warrant purchased by Lambda Investors on March 10, 2011 in a private placement.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nephros, Inc.

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 28, 2011

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2010	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$240	$1,004
Accounts receivable	326	629
Inventory, less allowances of $18	726	653
Prepaid expenses and other current assets	190	135
Total current assets	1,482	2,421
Property and equipment, net	108	210
Other assets	-	21
Total assets	$1,590	$2,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$500	$-
Accounts payable	441	455
Accrued expenses	481	239
Deferred revenue	33	-
Total current liabilities	1,455	694
Total liabilities	1,455	694

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, $.001 par value; 4,500,000 authorized at December 31, 2010 and 2009; 2,090,552 and 2,080,240 shares issued and outstanding at December 31, 2010 and 2009, respectively	42	42
Additional paid-in capital	91,979	91,815
Accumulated other comprehensive income	22	76
Accumulated deficit	(91,908)	(89,975)
Total stockholders’ equity	135	1,958
Total liabilities and stockholders’ equity	$1,590	$2,652

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31
	2010	2009
Product revenue	$2,938	$2,661
Cost of goods sold	1,816	1,744
Gross margin	1,122	917
Operating expenses:
Research and development	362	280
Depreciation and amortization	129	231
Selling, general and administrative	2,520	2,812
Total operating expenses	3,011	3,323
Loss from operations	(1,889)	(2,406)
Interest income	1	9
Interest expense	(15)	(2)
Amortization of debt issuance costs	(50)	-
Other income	20	373
Net loss	$(1,933)	$(2,026)
Net loss per common share, basic and diluted	$(0.93)	$(1.06)
Weighted average common shares outstanding, basic and diluted	2,087,068	1,910,746

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional	Accumulated
	Common Stock		Paid-in	Other	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2008	1,908,269	$38	$90,375	$70	$(87,949)	$2,534

Comprehensive income:
Net loss					(2,026)	(2,026)
Net unrealized income on foreign currency translation				6		6
Comprehensive loss						(2,020)
Cashless exercise of warrants	91,473	2	(2)			-
Private placement sale of common stock	67,258	1	1,250			1,251
Exercise of stock options	13,239	1	84			85
Noncash stock-based compensation			108			108
Balance, December 31, 2009	2,080,239	$42	$91,815	76	$(89,975)	$1,958

Comprehensive income:
Net loss					(1,933)	(1,933)
Net unrealized losses on foreign currency translation				(54)		(54)
Comprehensive loss						(1,987)
Exercise of stock options	10,313		72			72
Noncash stock-based compensation			92			92
Balance, December 31, 2010	2,090,552	$42	$91,979	22	$(91,908)	$135

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2010	2009
Operating activities:
Net loss	$(1,933)	$(2,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	129	231
Deferred revenue	33	-
Noncash stock-based compensation	92	108
Amortization of debt issuance costs	50	-
Noncash interest	15	-
Inventory reserve	-	18

(Increase) decrease in operating assets:
Accounts receivable	283	(220)
Inventory	(98)	57
Prepaid expenses and other current assets	(55)	27
Other assets	21	-

Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	171	(702)
Accrued severance expense	-	(105)
Net cash used in operating activities	(1,292)	(2,612)

Investing activities
Purchase of property and equipment	(30)	(28)
Maturities of short-term investments	-	7
Net cash used in investing activities	(30)	(21)

Financing activities
Proceeds from short-term borrowings	500	-
Proceeds from stock options exercised	72	85
Proceeds from issuance of common stock	-	1,251
Net cash provided by financing activities	572	1,336
Effect of exchange rates on cash	(14)	(5)
Net decrease in cash	(764)	(1,302)
Cash, beginning of year	1,004	2,306
Cash, end of year	$240	$1,004

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$2
Cash paid for taxes	$2	$6

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

Note 2 — Summary of Significant Accounting Policies

On January 10, 2011, the Company’s stockholders voted to implement a 1:20 reverse stock split of the Company’s common stock.  The reverse split became effective on March 11, 2011.  All of the share and per share amounts discussed in these financial statements on Form 10-K have been adjusted to reflect the effect of this reverse split.

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

The Company has incurred significant losses in its operations in each quarter since inception. For the years ended December 31, 2010 and 2009, the Company has incurred net losses of approximately $1,933,000 and $2,026,000, respectively.  In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2010 and 2009. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, the Company’s results of operations and financial condition will be materially and adversely affected.

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

On October 1, 2010, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $500,000. The note bears interest at the rate of 12% per annum and matures on April 1, 2011, at which time all principal and accrued interest will be due.  However, the Company has agreed to and did prepay amounts due under the note with the cash proceeds from the rights offering prior to the maturity date.  On March 10, 2011 in connection with the completion of the rights offering as discussed below, the Company repaid in full the $500,000 of principal and $26,650 of accrued interest on the senior secured note issued to Lambda Investors LLC on October 1, 2010.

On October 1, 2010, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 relating to the proposed rights offering to raise up to $3.5 million from its existing stockholders.  The Company’s registration statement on Form S-1 for its previously announced rights offering to its existing stockholders was declared effective on January 31, 2011 by the Securities and Exchange Commission.

On March 10, 2011 Nephros announced the completion of its rights offering and private placement that together resulted in gross proceeds of approximately $3.2 million to Nephros.  The aggregate net proceeds received by the Company from the rights offering and private placement are estimated to be approximately $2.3 million, after deducting:(i) the estimated aggregate expenses of these transactions,(ii) the repayment of the $500,000 note ( noted above) plus all accrued interest thereon, issued to Lambda Investors, LLC, Nephros’ largest stockholder, in October 2010 in connection with its loan to the Company,(iii) the payment of an 8% sourcing/transaction fee ($40,000) in respect of the note and (iv)an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

The Company’s stockholders subscribed for 4,964,854 (99,297,082 units pre-stock split) units in its previously announced rights offering and the Company accepted all basic subscription rights and oversubscription privileges.  The units were sold at a per unit purchase price of $0.40.  Gross proceeds to the Company from the sale of these units in the rights offering was approximately $2.0 million.  The Company issued an aggregate of 4,964,854 (99,297,082 units pre-stock split) shares of its common stock and warrants to purchase an aggregate of approximately 4.6 million shares (approximately 92 million pre-stock split) of its common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units (60,194,220 units pre-stock split) at the same per unit purchase price of $0.40, pursuant to a purchase agreement between the Company and Lambda Investors.  The Company issued to Lambda Investors an aggregate of 3,009,711 shares (60,194,226 shares pre-stock split) of its common stock and warrants to purchase an aggregate of 2,782,579 shares (55,651,580 shares pre-stock split) of its common stock.  The Company received approximately $1.2 million in gross proceeds from its sale of units to Lambda Investors.

The Company effected a reverse stock split, in which every 20 shares of the Company’s common stock issued and outstanding immediately prior to the effective time, which was 5:00 p.m. on March 11, 2011, were be converted into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $0.04 per pre-split share for such fractional interests. The number of shares of the Company’s common stock issued and outstanding was reduced from approximately 201,300,000 pre-split to approximately 10,100,000 post-split.  The reverse stock split was effected in connection with the Company’s rights offering and private placement.

The reverse stock split was approved by the Company’s stockholders at the Company’s annual meeting held on January 10, 2011. The number of shares of common stock subject to outstanding stock warrants and options, and the exercise prices and conversion ratios of those securities, were automatically proportionately adjusted for the 1-for-20 ratio provided for by the reverse stock split.

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

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses.  There were no allowances for doubtful accounts at December 31, 2010 or 2009.  There was no allowance for sales returns at December 31, 2010 or 2009.  There were no write offs of accounts receivable to bad debt expense during 2010 or 2009.

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

Impairment for Long-Lived Assets

The Company adheres to ASC Topic 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2010 and December 31, 2009.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

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

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of goods sold and are approximately $25,000 and $19,000 for the years ended December 31, 2010 and 2009, respectively.

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

Amortization of Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with ASC 835, which requires that these costs be reported in the balance sheet as deferred charges and amortized over the term of the associated debt.   Amortization of debt issuance costs of $50,000 for the year ended December 31, 2010 is associated with the senior secured note issued to Lambda Investors LLC.  These capitalized costs will be fully amortized by the first quarter of 2011.  There was no amortization of debt issuance costs in the year ended December 31, 2009.

Other Income

Other income in the amount of approximately $20,000 for the year ended December 31, 2010 resulted primarily from a reversal of a prior year’s accrual of approximately $18,000 determined to no longer be necessary.  Other income in the amount of approximately $373,000 for the year ended December 31, 2009 resulted primarily from receipt of New York State Qualified Emerging Technology Company tax refunds for years 2006 and 2007.

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and December 31, 2009.

ASC Topic 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return.  ASC 740 utilizes a two-step approach for evaluating uncertain tax positions.  Step one or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.  Step two or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.  The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2007.  The adoption of the provisions of ASC 740 did not have a material impact on the Company’s consolidated financial statements.  During the years ended December 31, 2010 and 2009, the Company recognized no adjustments for uncertain tax positions.  However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

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

	2010	2009
Stock options	44,664	94,289
Warrants	409,591	409,591

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

Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220,  is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. For the years ended December 31, 2010 and 2009, the comprehensive loss was approximately $1,987,000 and $2,020,000, respectively.

Recently Adopted Accounting Pronouncements

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies – (continued)

In April 2010, the FASB issued an ASU, Revenue Recognition – Milestone Method, to provide guidance  on (i) defining a milestone, and (ii) determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The guidance becomes effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010, with early adoption and retrospective application permitted. The Company does not expect that adoption will have a material effect on its results of operations and cash flows or financial position.

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

Note 3 — Inventory

The Company’s inventory components as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Raw Materials	$264,000	$257,000
Finished Goods	480,000	414,000
Total Gross Inventory	744,000	671,000
Less: Inventory reserve	(18,000)	(18,000)
Total Inventory	$726,000	$653,000

Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Prepaid insurance premiums	$120,000	$126,000
Deferred debt issuance costs	40,000	-
Security deposit	21,000	-
Other	9,000	9,000
Prepaid expenses and other current assets	$190,000	$135,000

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Property and Equipment, Net

Property and equipment as of December 31, 2010 and 2009 was as follows:

		December 31,
	Life	2010	2009
Manufacturing equipment	3-5 years	$2,029,000	$2,115,000
Research equipment	5 years	91,000	91,000
Computer equipment	3-4 years	60,000	62,000
Furniture and fixtures	7 years	39,000	39,000
Property and equipment, gross		2,219,000	2,307,000
Less: accumulated depreciation		2,111,000	2,097,000
Property and equipment, net		$108,000	$210,000

The Company contracts with a contract manufacturer (“CM”) to manufacture the Company’s ESRD therapy products. The Company owns certain manufacturing equipment located at CM’s manufacturing plant.

Depreciation expense for the years ended December 31, 2010 and 2009 was approximately $129,000 and $231,000, respectively, including amortization expense relating to research and development assets.

Note 6 — Accrued Expenses

Accrued expenses as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Accrued Management Bonus	$—	$31,000
Accrued Directors’ Compensation	77,000	66,000
Accrued Accounting	40,000	63,000
Accrued Legal	127,000	19,000
Accrued Debt Issuance Costs and Rights Offering fees	140,000	—
Accrued Interest	15,000	—
Accrued Proxy and Annual Report fees	42,000	—
Accrued Other	40,000	60,000
Accrued Expenses	$481,000	$239,000

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2010	2009
U.S. federal statutory rate	35.00%	35.00%
State & local taxes	(0.07)%	5.90%
Tax on foreign operations	1.24%	(0.88)%
State research and development credits	1.02%	(14.93)%
Other	5.05%	0.79%
Valuation allowance	(42.24)%	(40.81)%
Effective tax rate	—	(14.93)%

Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$23,706,000	$23,135,000
Research and development credits	994,000	974,000
Nonqualified stock option compensation expense	1,566,000	1,553,000
Other temporary book – tax differences	112,000	(34,000)
Total deferred tax assets	26,378,000	25,628,000
Valuation allowance for deferred tax assets	(26,378,000)	(25,628,000)
Net deferred tax assets	$—	$—

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

At December 31, 2010, the Company had Federal, New York State and New York City income tax net operating loss carryforwards of $64,173,000 each and foreign income tax net operating loss carryforwards of $8,523,000. The Company also had Federal research tax credit carryforwards of $994,000 at December 31, 2010 and $974,000 at December 31, 2009. The Federal net operating loss and tax credit carryforwards will expire at various times between 2012 and 2026 unless utilized. During 2009, the Company received $303,000 payroll based research and development credits from New York State.

Implementation of ASC 740 did not result in a cumulative effect adjustment to the accumulated deficit.

It is the Company’s policy to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 8 — Stock Plans, Share-Based Payments and Warrants

Stock Plans

In 2000, the Company adopted the Nephros 2000 Equity Incentive Plan. In January 2003, the Board of Directors adopted an amendment and restatement of the plan and renamed it the Amended and Restated Nephros 2000 Equity Incentive Plan (the “2000 Plan”), under which 106,538 shares of common stock had been authorized for issuance upon exercise of options granted.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants – (continued)

As of December 31, 2010 and 2009, 2,053 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates through March 15, 2014, all of which are fully vested. As of December 31, 2010 and 2009, 7,230 options had been issued to employees under the 2000 Plan and were outstanding. Such options expire at various dates between January 22, 2013 and March 15, 2014, all of which are fully vested.

The Board retired the 2000 Plan in June 2004, and thereafter no additional awards may be granted under the 2000 Plan.

In 2004, the Board of Directors adopted and the Company’s stockholders approved the Nephros, Inc. 2004 Stock Incentive Plan, and, in June 2005, the Company’s stockholders approved an amendment to such plan (as amended, the “2004 Plan”), that increased to 40,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. In May 2007, the Company’s stockholders approved an amendment to the 2004 Plan that increased to 65,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. In addition, in June 2008, the Company’s stockholders approved an amendment to the 2004 Plan that increased to 134,849 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan.

As of December 31, 2009, 75,879 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between January 5, 2016 and December 31, 2019, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2009, there were 77,194 shares available for future grants under the 2004 Plan. As of December 31, 2009, 9,128 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and August 14, 2019, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

As of December 31, 2010, 22,129 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between January 5, 2016 and December 31, 2019, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2010, there were 82,535 shares available for future grants under the 2004 Plan. As of December 31, 2010, 13,253 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and January 8, 2020, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

Share-Based Payment

Prior to the Company’s initial public offering, options were granted to employees, non-employees and non-employee directors at exercise prices which were lower than the fair market value of the Company’s stock on the date of grant. After the date of the Company’s initial public offering, stock options are granted to employees, non-employees and non-employee directors at exercise prices equal to the fair market value of the Company’s stock on the date of grant. Stock options granted have a life of 10 years.  Unvested options as of December 31, 2010 currently vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

Expense is recognized, net of expected forfeitures, over the vesting period of the options. For options that vest upon the achievement of certain milestones, expense is recognized when it is probable that the condition will be met. Stock based compensation expense recognized for the years ended December 31, 2010 and 2009 was approximately $92,000 or less than $0.05 per share and approximately $108,000 or less than $0.06 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2010	2009
Stock Price Volatility	96%	93% - 96%
Risk-Free Interest Rates	2.85%	2.51% - 3.04%
Expected Life (in years)	5.75	5.75 – 6.25
Expected Dividend Yield	0%	0%

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants – (continued)

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

The total fair value of options vested during the fiscal year ended December 31, 2010 was approximately $87,000. The total fair value of options vested during the fiscal year ended December 31, 2009 was approximately $157,000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding as of December 31, 2010	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable as of December 31, 2010	Weighted Average Exercise Price

$2.60	1,650	8.02	$2.60	413	$2.60
$15.00	12,500	7.25	$15.00	6,250	$15.00
$15.40 – $46.40	17,638	7.88	$21.10	9,714	$23.20
$47.80 – $96.00	12,876	2.97	$51.40	12,877	$51.40

Total Outstanding	44,664		$27.40	29,254	$33.60

The number of new options granted in 2010 and 2009 is 4,125 and 25,354, respectively. The weighted-average fair value of options granted in 2010 and 2009 is $0.73 and $0.69, respectively.

The following table summarizes the option activity for the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	94,289	$17.00
Options granted	4,125	19.00
Options exercised	(10,313)	7.00
Options forfeited	(43,437)	9.40
Outstanding at December 31, 2010	44,664	27.40
Expected to vest at December 31, 2010	43,770	$27.60
Exercisable at December 31, 2010	29,254	$33.60

The aggregate intrinsic value of stock options outstanding at December 31, 2010 and the stock options vested or expected to vest is $0. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 6.3 years.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants – (continued)

As of December 31, 2010, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $129,000 and will be amortized over the weighted-average remaining requisite service period of 2.0 years.

Warrants

Class D Warrants — The Company issued Class D Warrants to purchase an aggregate of 455,628 shares of the Company’s common stock to the Investors upon conversion of the purchased notes. The Company recorded the issuance of the Class D Warrants at their approximate fair market value of $3,763,000. The value of the Class D Warrants was computed using the Black-Scholes option pricing model.

Placement Agent Warrants — The Company issued placement agent warrants to purchase an aggregate of 87,819 shares of the Company’s common stock to the Company’s placement agents in connection with their roles in the Company’s fall 2007 financing (“the 2007 Financing”). The Company recorded the issuance of the placement agent warrants at their approximate fair market value of $1,047,000. The value of the placement agent warrants was computed using the Black-Scholes option pricing model.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2010 and 2009:

Total Outstanding Warrants at December 31, 2010

Title of Warrant	Date Issued	Expiry Date	Exercise Price	Total Common Shares Issuable
				2010	2009
Class D Warrants	11/14/2007	11/14/2012	$14.10	369,478	369,478
Placement Agent Warrants	11/14/2007	11/14/2012	$18.00	6,484	6,484
July 2009 Warrants	7/24/2009	7/24/2014	$22.40	33,629	33,629
Total all Outstanding Warrants				409,591	409,591

(1) Weighted average exercise price is $14.84 for December 31, 2010 and 2009.

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

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants – (continued)

The Company did not have an effective registration statement or a current prospectus available for the sale of the warrant shares to the holder or the resale of the warrant shares by the holder and the VWAP (as defined above) was greater than the per share exercise price from June 8 through August 26, 2009.

A Class D warrant holder elected to exercise 86,150 of the 455,628 Class D Warrants outstanding as of June 2009 pursuant to the cashless exercise provision of the warrant. As a result, 54,561 shares of common stock were issued to this Class D warrant holder in August 2009. The number of shares outstanding in the December 31, 2010 balance sheet and the number of shares outstanding used in the earnings per share calculation for the twelve months ended December 31, 2010 include these shares.

Issuance of Common Stock due to Placement Agent Warrants’ Cashless Exercise Provision

National Securities Corporation (“NSC”) and Dinosaur Securities, LLC (“Dinosaur” and together with NSC, the “Placement Agents”) acted as co-placement agents in connection with the 2007 Financing pursuant to an Engagement Letter, dated June 6, 2007 and a Placement Agent Agreement dated September 18, 2007. The Placement Agents received (i) an aggregate cash fee equal to 8% of the face amount of the notes purchased in the 2007 Financing (“the Purchased Notes”) and paid 6.25% to NSC and 1.75% to Dinosaur, and (ii) warrants (“Placement Agent Warrant”) with a term of five years from the date of issuance to purchase 10% of the aggregate number of shares of the Company’s common stock issued upon conversion of the Purchased Notes with an exercise price per share of the Company’s common stock equal to $14.10. The Company issued Placement Agents Warrants to purchase an aggregate of 87,819 shares of the Company’s common stock to the Placement Agent in November 2007 in connection with their roles in the 2007 Financing.

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

Placement Agents elected to exercise 67,435 of the 87,819 Placement Agent Warrants outstanding in June 2009. All elected the Cashless Exercise provision of their warrants. As a result, 29,725 shares of common stock were issued to the Placement Agents in June 2009.

Placement Agents elected to exercise 13,900 of the 20,384 Placement Agent Warrants outstanding in June 2009. All elected the cashless exercise provision of their warrants. As a result, 7,188 shares of common stock were issued to the Placement Agents. As of December 31, 2010 there were 6,484 Placement Agent Warrants outstanding.

 July 2009 Private Placement

On July 24, 2009, the Company raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 67,258 shares of its common stock and warrants to purchase an aggregate of 33,629 shares of its common stock, representing 50% of the shares of common stock purchased by each investor. The Company sold the shares to investors at a price per share equal to $18.60. The warrants have an exercise price of $22.40, are exercisable immediately and will terminate on July 24, 2014.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The Company contributed and expensed $24,000 and $25,000 in 2010 and 2009, respectively.

Note 10 — Commitments and Contingencies

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

Contractual Obligations

At December 31, 2010, the Company had an operating lease that will expire on November 30, 2011 for the rental of its U.S. office and research and development facilities. The term of the rental agreement is for three years commencing December 2008 with a monthly cost of approximately $7,423.

At December 31, 2010, the Company had an operating lease with a six month term expiring on July 1, 2011 and is renewable for six month terms with a two month notice to discontinue. The monthly cost is 500 Euro (approximately $700).

Rent expense for the years ended December 31, 2010 and 2009 totaled $101,000 and $111,000, respectively.

NEPHROS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Commitments and Contingencies (continued)

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2010:

	Payments Due in Period
	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years

Leases	$87,000	$87,000	$—	$—	$—
Employment Contracts	49,000	49,000
Total	$136,000	$136,000	$—	$—	$—

Note 11 — Concentration of Credit Risk

Cash and cash equivalents are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash and cash equivalents.

Major Customers

For the year ended December 31, 2010 and 2009, two customers accounted for 79% and 87%, respectively, of the Company’s sales.  In addition, as of December 31, 2010 and 2009, those customers accounted for 84% and 78%, respectively, of the Company’s accounts receivable.

Note 12 — Subsequent Event

On March 10, 2011 Nephros announced the completion of its rights offering and private placement that together resulted in gross proceeds of approximately $3.2 million to Nephros.  The aggregate net proceeds received by the Company from the rights offering and private placement are estimated to be approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions, the repayment of the $500,000 note, plus $26,650 of  accrued interest thereon, issued to Lambda Investors, LLC, Nephros’ largest stockholder, in October 2010 in connection with its loan to the Company, the payment of an 8% sourcing/transaction fee ($40,000) in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

The Company’s stockholders subscribed for 4,964,854 units (99,297,082 units pre-stock split) in the rights offering and the Company accepted all basic subscription rights and oversubscription privileges.  The units were sold at a per unit purchase price of $0.40.  Gross proceeds to the Company from the sale of these units in the rights offering was approximately $2.0 million.  The Company issued an aggregate of 4,964,854 shares (99,297,082 shares pre-stock split) of its common stock and warrants to purchase an aggregate of approximately 4.6 million shares of its common stock to stockholders who subscribed.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Subsequent Event (continued)

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units (60,194,226 units pre-stock split) at the same per unit purchase price of $0.40, pursuant to a purchase agreement between the Company and Lambda Investors.  The Company issued to Lambda Investors an aggregate of 3,009,711 shares (60,194,226 shares pre-stock split) of its common stock and warrants to purchase an aggregate of 2,782,579 shares of its common stock.  The Company received approximately $1.2 million in gross proceeds from its sale of units to Lambda Investors.

The Company effected a reverse stock split, in which every 20 shares of the Company’s common stock issued and outstanding immediately prior to the effective time, which was 5:00 p.m. on March 11, 2011, were converted into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $0.04 per pre-split share for such fractional interests. The number of shares of the Company’s common stock issued and outstanding was reduced from approximately 201,300,000 pre-split to approximately 10,100,000 post-split.  The reverse stock split was effected in connection with the Company’s rights offering and private placement.

The reverse stock split was approved by the Company’s stockholders at the Company’s annual meeting held on January 10, 2011. The number of shares of common stock subject to outstanding stock warrants and options, and the exercise prices and conversion ratios of those securities, were automatically proportionately adjusted for the 1-for-20 ratio provided for by the reverse stock split.

On March 24, 2011 the Board of Directors approved the grant of additional ten-year stock options for an aggregate of 613,500 shares to employees and Directors of the Company.  The options’ exercise price was set as the closing market price on March 24, 2011.  The vesting schedule of the granted options are 40% immediate vesting with the remainder to be vested equally over a three year period.

On March 24, 2011 the Board of Directors approved salary adjustments and awarded bonuses to employees of the Company, including the Chief Financial Officer, effective April 1, 2011.

On March 25, 2011, the Company and Mr. Kochanski, CFO, Treasurer and Secretary executed a new three year Employment Agreement effective April 1, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants during 2010 or 2009.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our acting Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the fourth quarter of 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was operating effectively.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that require a management assessment in this annual report.

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

Class I Directors – Term Expiring 2011

Name	Age (as of 12/31/10)	Director Since	Business Experience For Last Five Years

Arthur H. Amron	53	2007
 Arthur H. Amron has served as a director of our company since September 2007. Mr. Amron is a partner of Wexford Capital LP and serves as its General Counsel. Mr. Amron also actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas, and has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. From 1991 to 1994, Mr. Amron was an Associate at Schulte Roth & Zabel LLP, specializing in corporate and bankruptcy law, and from 1984 to 1991, Mr. Amron was an Associate at Debevoise & Plimpton LLP specializing in corporate litigation and bankruptcy law. Mr. Amron holds a JD from Harvard University, a BA in political theory from Colgate University and is a member of the New York Bar. Among other experience, qualifications, attributes and skills, Mr. Amron’s legal training and experience in the capital markets, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

James S. Scibetta	45	2007
 James S. Scibetta has served as a director of our company since November 2007 and as Chairman of our Board since September 2008. Since August 2008, Mr. Scibetta has been the Chief Financial Officer of Pacira Pharmaceuticals, Inc. Prior to that, Mr. Scibetta was Chief Financial Officer of Bioenvision, Inc. from December 2006 until its acquisition by Genzyme, Inc. in October 2007. From September 2001 to November 2006, Mr. Scibetta was Executive Vice President and CFO of Merrimack Pharmaceuticals, Inc., and he was a member of the Board of Directors of Merrimack from April 1998 to March 2004. Mr. Scibetta formerly served as a senior investment banker at Shattuck Hammond Partners, LLC and PaineWebber Inc., providing capital acquisition, mergers and acquisitions, and strategic advisory services to healthcare companies. Mr. Scibetta holds a B.S. in Physics from Wake Forest University, and an M.B.A. in Finance from the University of Michigan. He completed executive education studies in the Harvard Business School Leadership & Strategy in Pharmaceuticals and Biotechnology program.  Among other experience, qualifications, attributes and skills, Mr. Scibetta’s extensive management experience in the pharmaceutical industry, as well as his investment banking experience, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Class II Director – Term Expiring 2012

Name	Age (as of 12/31/10)	Director Since	Business Experience For Last Five Years

Paul A. Mieyal	41	2007
Paul A. Mieyal has served as a director of our company since September 2007. Dr. Mieyal has been a Vice President of Wexford Capital LP since October 2006.  From January 2000 through September 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer.  Dr. Mieyal is also a director of Nile Therapeutics, Inc. and OncoVista Innovative Therapies, Inc., which are both publicly traded companies.  Dr. Mieyal received his Ph.D. in pharmacology from New York Medical College, a B.A. in chemistry and psychology from Case Western Reserve University, and is a Chartered Financial Analyst. Since April 6, 2010, Mr. Mieyal has served as our Acting Chief Executive Officer.  Among other experience, qualifications, attributes and skills, Dr. Mieyal’s pharmacology and chemistry education, his experience in investment banking in the healthcare industry, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Class III Directors – Term Expiring 2013

Name	Age (as of 12/31/10)	Director Since	Business Experience For Last Five Years

Lawrence J. Centella	69	2001
Lawrence J. Centella has served as a director of our company since January 2001.  Mr. Centella serves as president of Renal Patient Services, LLC, a company that owns and operates dialysis centers, and has served in such capacity since June 1998.  From 1997 to 1998, Mr. Centella served as executive vice president and chief operating officer of Gambro Healthcare, Inc., an integrated dialysis company that manufactured dialysis equipment, supplied dialysis equipment and operated dialysis clinics.  From 1993 to 1997, Mr. Centella served as president and chief executive officer of Gambro Healthcare Patient Services, Inc. (formerly REN Corporation).  Prior to that, Mr. Centella served as president of COBE Renal Care, Inc., Gambro Hospal, Inc., LADA International, Inc. and Gambro, Inc.  Mr. Centella is also the founder of LADA International, Inc. Mr. Centella received a B.S. from DePaul University.  Among other experience, qualifications, attributes and skills, Mr. Centella’s extensive experience in managing companies engaged in the business of dialysis centers and equipment, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

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

Audit Committee

The Audit Committee is composed of James S. Scibetta (Chairman) and Lawrence J. Centella, neither of whom is our employee and each of whom has been determined by the Board of Directors to be independent under the NYSE Alternext US LLC, formerly the American Stock Exchange, or AMEX, listing standards. Although our common stock was delisted from the NYSE Alternext in January 2009, our Board has chosen to apply the NYSE Alternext definition of independence. The purpose of the Audit Committee is to (i) oversee accounting, auditing, and financial reporting processes; (ii) assess the integrity of our financial statements;(iii) ensure that our internal controls and procedures are designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) appoint and evaluate the qualifications and independence of our independent registered public accounting firm.

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

Executive Officers

The following table sets forth certain information concerning our non-director executive officer:

Name	Age (as of 12/31/10)	Position with Nephros and Business Experience for Last Five Years

Gerald J. Kochanski	57
Gerald J. Kochanski has served as our Chief Financial Officer since April 2008 and served as our acting Chief Executive Officer from March 31 through April 5, 2010.  Prior to joining us, Mr. Kochanski served as the Financial Services Director of Lordi Consulting LLC, a national consulting firm, from February 2007 through February 2008. From October 2004 until December 2006, Mr. Kochanski was the Chief Financial Officer of American Water Enterprises, Inc., a business unit of a privately owned company in the water and wastewater treatment industry.  From November 1998 through September 2004, Mr. Kochanski was the Chief Financial Officer of Scanvec Amiable Ltd., a publicly traded provider of software to the signmaking, digital printing and engraving industries.  Mr. Kochanski is a Certified Public Accountant and received his B.S. in Accounting and his M.B.A. in Finance from La Salle University, where he has also been an adjunct accounting department faculty member since 1986.

Gerald Kochanski, the Company’s Chief Financial Officer, served as the acting Chief Executive Officer from March 30, 2010 until April 5, 2010. Since April 6, 2010, Paul A. Mieyal, a member of the Board of Directors, has served as the acting Chief Executive Officer. Dr. Mieyal is a Vice President of Wexford Capital LP, the managing member of Lambda Investors LLC, which is the beneficial owner of approximately 71% of the our outstanding stock based on common stock and warrants held at March 14, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file.  Based solely on a review of the copies of such forms received by us, or written representations from reporting persons, we believe that during fiscal 2009, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements except as follows:  Paul A. Mieyal, whose Form 4 to report the grant of options to purchase 1,000 shares of stock was due on January 12, 2010 and was filed on January 27, 2010; Arthur Amron, whose Form 4 to report the grant of options to purchase 1,000 shares of stock was due on January 12, 2010 and was filed on January 27, 2010; Lawrence J. Centella, whose Form 4 to report the grant of options to purchase 1,125 shares of stock was due on January 12, 2010 and was filed on January 26, 2010; and James S. Scibetta, whose Form 4 to report the grant of options to purchase 1,125 shares of stock was due on January 12, 2010 and was filed on January 26, 2010.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth all compensation earned in the fiscal years ended December 31, 2010 and 2009 by our Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total
Paul A. Mieyal Acting Chief Executive Officer (4)	2010	—	—	$14,596	$14,800	$29,396

Ernest A. Elgin III(5) President and Chief	2010	$66,250	—	—	$53,507	$119,757
Executive Officer	2009	$240,000	—	$160,048	$23,876	$423,924
Gerald J. Kochanski	2010	$192,143	—	—	$13,079	$205,222
Chief Financial Officer	2009	$190,550	—	$48,614	$32,059	$271,223

(1)	The amounts in this column reflect decisions approved by our Compensation Committee and are based on an analysis of the executive’s contribution to Nephros during fiscal 2009 and 2010.

(2)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718.

(3)	See table below for details on “All Other Compensation.”

(4)
Dr. Mieyal began serving as our acting Chief Executive Officer on April 6, 2010 and receives no compensation for his services, except in his capacity as a director of our company, which compensation is disclosed in the columns titled “Option Awards,” and “All Other Compensation” included in this table.

(5)	Mr. Elgin became our President and Chief Executive Officer on September 15, 2008 and resigned on March 30, 2010.

All Other Compensation

Name	Year	Matching 401K Plan Contribution	Health Insurance Paid by Company	Life Insurance Paid by the Company	Consulting Fees	Director Fees	Company Paid Transportation Expense	Total Other Compensation
Paul A. Mieyal	2010	—	—	—	—	$14,800	—	$14,800

Ernest A. Elgin III	2010	—	$3,404	$416	$49,687	—	—	$53,507
	2009	—	$23,208	$668	—	—	—	$23,876
Gerald J. Kochanski	2010	$7,126	$7,926	$5,153	—	—	—	$20,205
	2009	$4,846	$16,407	$806	—	—	$10,000	$32,059

Option Holdings and Fiscal Year-End Option Values

The following table shows information concerning unexercised options outstanding as of December 31, 2010 for our named executive officers (after giving effect to the 1:20 reverse stock split effected on March 11, 2011).

Outstanding Equity Awards at Fiscal Year-End 2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul A. Mieyal	3,750	-0-	$16.00	11/30/17
Paul A. Mieyal	333	667	$19.00	1/8/20
Gerald J. Kochanski	6,250	6,250	$15.00	4/1/18
Gerald J. Kochanski	313	938	$2.60	1/6/19
Gerald J. Kochanski	945	2,834	$15.40	12/31/19

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

Agreement with Mr. Gerald Kochanski

Mr. Kochanski began serving as our chief financial officer on April 28, 2008, pursuant to an employment agreement dated as of April 1, 2008. Mr. Kochanski’s initial annual base salary is $185,000. For the first year of Mr. Kochanski’s employment, we will pay him a non-accountable commuting allowance of $10,000. In addition, we agreed to pay up to $10,000 of Mr. Kochanski’s moving costs. Mr. Kochanski may be awarded a bonus based on performance. Pursuant to the employment agreement, we granted Mr. Kochanski an option to purchase 12,500 shares of our common stock under our 2004 Equity Incentive Plan. The option vests in four equal annual installments of 3,125 shares on each of March 31, 2009, March 31, 2010, March 31, 2011 and March 31, 2012 provided that he remains employed by us at such time, and provided further that such options shall become exercisable in full immediately upon the occurrence of a change in control (as defined in our 2004 Stock Incentive Plan).

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
On March 28, 2011, we entered into an employment agreement, to be effective on April 1, 2011, with Mr. Kochanski. The new employment agreement replaces the current agreement and is substantially similar to the prior agreement with the following material changes: Mr. Kochanski’s base annual salary will be increased to $200,192, an increase of $15,192; and in the event that Mr. Kochanski’s employment is either terminated by us for other than “cause” (as defined in the agreement), then (i) all of his unvested stock options that would have vested during the shorter of (a) the subsequent six months or (b) the remainder of the term, shall immediately become vested.

Change in Control Payments

If the change in control payments called for in the agreements for Mr. Kochanski had been triggered on December 31, 2010, we would have been obligated to make the following payments:

Name	Cash Payment Per Month (# of months paid)	Number of Options that Would Vest (Market Value) (1)
Gerald Kochanski	$97,180 (6 mos.)	10,021 (-0-)

(1)
The market value equals the difference between $0.10, the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Over-the-Counter Bulletin Board on December 31, 2010 and the exercise prices for the underlying stock options. All options have an exercise price in excess of $0.10.

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

Director Compensation

In fiscal 2010, our directors received a $10,000 annual retainer, $1,200 per meeting for each quarterly Board meeting attended and reimbursement for expenses incurred in connection with serving on our Board of Directors. The Chairman of the Board receives an annual retainer of $20,000 and $1,500 per meeting for each quarterly Board meeting attended. The chairperson of our Audit Committee is paid a $5,000 annual retainer and $500 per meeting for meetings of the Audit Committee, with a maximum of eight meetings per year.

We grant each non-employee director who first joins our Board, immediately upon such director’s joining our Board, options to purchase 1,000 shares of our common stock in respect of such first year of service at an exercise price per share equal to the fair market value price per share of our common stock on the date of grant. We also grant annually to each non-employee director options to purchase 500 shares of our common stock (625 shares to the Chairman of the Board, effective in 2009) at an exercise price per share equal to the fair market value price per share of our common stock on the grant date, although inadvertently we did not grant these options in 2008 and 2009, and subsequently granted them in January 2010 with an exercise price of $19.00 per share.  These non-employee director options vest in three equal installments on each of the date of grant and the first and second anniversaries thereof. Our executive officers do not receive additional compensation for service as directors if any of them so serve.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2010.

Non-Employee Director Compensation in Fiscal 2010
Name	Fees Earned or Paid in Cash	Option Awards(1) (2)	Total ($)
Arthur H. Amron	$14,800	$14,596	$29,396
Lawrence J. Centella	$14,800	$14,596	$29,396
Paul A. Mieyal	$14,800	$14,596	$29,396
James S. Scibetta	$32,700	$16,420	$49,120

(1)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718.

(2)
Unless otherwise indicated below, option awards included in this table vest in three equal installments on each of the date of grant and the first and second anniversaries thereof.  This table gives effect to the 1:20 reverse stock split effected on March 11, 2011.

Compensation Committee Interlocks and Insider Participation

Lawrence J. Centella and Paul Mieyal served as members of our Compensation Committee during all of 2010. Neither of these individuals was at any time during 2010 or at any other time an officer or employee of our company.  Dr. Mieyal serves as our acting CEO, but he receives no employee compensation or employee benefits from Nephros. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common stock as of March 14, 2011, by (i) each person known to us to own beneficially more than five percent (5%) of our common stock, based on such persons’ or entities’ filings with the SEC as of that date; (ii) each director, director nominee and executive officer; and (iii) all directors, director nominees and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of class (1)
Lambda Investors LLC(2)	15,317,943	70.7%
Southpaw Asset Management LP (3)	1,291,549	11.9%
Arthur H. Amron(4)	1,083	*
Lawrence J. Centella(5)	3,504	*
Gerald J. Kochanski(6)	7,820	*
Paul A. Mieyal(7)	1,083	*
James S. Scibetta(8)	2,042	*
All executive officers and directors as a group(4) – (8)	15,532	*

*	Represents less than 1% of the outstanding shares of our common stock.

(1)
Applicable percentage ownership is based on 10,065,117 shares of common stock outstanding as of March 14, 2011, after giving effect to the 1:20 reverse stock split effected March 11, 2011, together with applicable options and warrants for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options and warrants exercisable on or within 60 days after March 14, 2011 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but not for computing the percentage ownership of any other person.

(2)
Based in part on information provided in Schedule 13D/A filed on March 21, 2011. The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors, by Charles E. Davidson in his capacity as chairman and managing member of Wexford Capital LP and by Joseph M. Jacobs in his capacity as president and managing member of Wexford Capital LP. The address of each of Lambda Investors LLC, Wexford Capital LP, Mr. Davidson and Mr. Jacobs is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. Each of Wexford Capital LP, Mr. Davidson and Mr. Jacobs disclaims beneficial ownership of the shares of Common Stock owned by Lambda Investors except, in the case of Mr. Davidson and Mr. Jacobs, to the extent of their respective interests in each member of Lambda Investors. Includes 11,589,151 shares issuable on or prior to November 14, 2012 upon exercise of warrants held by Lambda Investors having an exercise price of $0.40 per share. These warrants contain a “full-ratchet” anti-dilution provision which, provides that if the per share price of the common stock contained in each unit offered by this prospectus is less than the warrant’s current exercise price (i) the exercise price of the warrant will be reduced to the per share price of the shares in each unit and (ii) the number of shares covered by the warrant will be increased to an amount derived by multiplying the number of shares covered by the warrant by (x) the per share exercise price in effect before the completion of the offering divided by (y) the new exercise price (which will be the per share price of each share contained in a unit). Lambda Investors is controlled by Wexford Capital LP. Arthur H. Amron, one of our directors, is a partner and General Counsel of Wexford Capital LP. Paul A. Mieyal, our Acting Chief Executive Officer and one of our directors, is a Vice President of Wexford Capital LP.

(3)
Includes 285,489 shares issuable upon exercise of warrants having an exercise price of $18.00 per share and 480,981 shares issuable upon exercise of warrants having an exercise price of $0.40 per share.  Based in part on information provided in Schedule 13D filed on March 24, 2011. The shares beneficially owned by Southpaw Asset Management LP may be deemed beneficially owned by Southpaw Holdings LLC, which is the general partner of Southpaw Asset Management LP, and by each of Kevin Wyman and Howard Golden, who are principals of Southpaw Holdings LLC, and Southpaw Credit Opportunity Master Fund LP, of which Southpaw Asset Management LP is the investment manager. The address of each of Southpaw Asset Management LP, Southpaw Holdings LLC, Kevin Wyman, Howard Golden, and Southpaw Credit Opportunity Master Fund LP,  is 2 Greenwich Office Park, Greenwich, CT 06831. Each of Southpaw Asset Management LP, Southpaw Holdings LLC, Kevin Wyman and Howard Golden disclaims beneficial ownership of 41,825 shares of common stock and 38,312 shares issuable upon the exercise of warrants beneficially owned by Southpaw Credit Opportunity Master Fund LP.

(4)
Mr. Amron’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. The shares identified as being beneficially owned by Mr. Amron consist of 1,083 shares issuable upon exercise of options granted under the 2004 Plan. Does not include 667 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of December 31, 2010.

(5)
Mr. Centella’s address is the Company address. The shares identified as being beneficially owned by Mr. Centella include 2,083 shares issuable upon exercise of options granted under the 2004 Plan. Does not include 667 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of December 31, 2010.

(6)
Mr. Kochanski’s address is the Company address. The shares identified as being beneficially owned by Mr. Kochanski consist of 7,820 shares issuable upon exercise of options granted under the 2004 Plan. Does not include 9,709 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of December 31, 2010.

(7)
Mr. Mieyal’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. The shares identified as being beneficially owned by Mr. Mieyal consist of 1,083 shares issuable upon exercise of options granted under the 2004 Plan. Does not include 667 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of December 31, 2010.

(8)
Mr. Scibetta’s address is the Company address. The shares identified as being beneficially owned by Mr. Scibetta consist of 2,042 shares issuable upon exercise of options granted under the 2004 Plan. Does not include 1,083 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of December 31, 2010.

Equity Compensation Plans

See Part II, Item 5 for disclosure regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board of Directors is currently composed of four directors.  Although our common stock is no longer listed on NYSE Alternext but is traded on Over-the-Counter Bulletin Board, our Board of Directors has determined to apply NYSE Alternext’s test for director independence to all of our directors.  Using that test, the Board has determined that all of our directors are independent under NYSE Alternext’s rules, as of the date of this report.  As part of such determination of independence, our Board has affirmatively determined that none of our directors has a relationship with our company that would interfere with the exercise of independent judgment in carrying out his responsibility as a director.

 As of April 6, 2010, Paul A. Mieyal, a member of the Board of Directors, has served as the acting Chief Executive Officer. Dr. Mieyal is a Vice President of Wexford Capital LP, the managing member of Lambda Investors LLC, which is the beneficial owner of approximately 71% of the our outstanding stock based on common stock and warrants held at March 14, 2011.  Dr. Mieyal receives no compensation for his services, except in his capacity as a director of our company, which compensation is disclosed in Item 11. Executive Compensation.  Since Dr. Mieyal is not an employee of the Company and does not receive any employee compensation from the Company, our Board has determined that his service as acting Chief Executive Officer would not interfere with the exercise of independent judgment in carrying out his responsibility as a director.

Certain Relationships and Related Transactions

On October 1, 2010, Lambda Investors loaned us $500,000 pursuant to a secured promissory note. The note bore interest at the rate of 12% per annum and was to mature on April 1, 2011. Lambda Investors also committed to purchase, through a private placement evidenced by a purchase agreement, 3,009,711 units, which amount equals the number of units that would otherwise be available for purchase by Lambda Investors pursuant to the exercise of its basic subscription privilege, at the rights offering subscription price of $0.40 per unit, so long as certain conditions are met, including that stockholders not affiliated with Lambda Investors subscribe for at least 4,375,000 of the units offered in the rights offering. In addition, under the purchase agreement, Lambda Investors has the right to purchase, at the rights offering subscription price, that number of units that would otherwise be available for purchase by Lambda Investors pursuant to its over-subscription privilege in the event our other stockholders do not exercise their basic subscription privileges in full and Lambda Investors purchases 3,009,711 units under the purchase agreement. Lambda Investors did not receive any compensation for its purchase commitment. Following the closing of the rights offering, and after giving effect to anti-dilution provisions in existing warrants to purchase shares of our common stock that the rights offering triggered, Lambda Investors surrendered for cancellation warrants to purchase a number of shares equal to the total number of shares underlying warrants issued as part of the units sold in the rights offering and under the purchase agreement with Lambda Investors. The term of the remaining Lambda Investors warrants was extended so that the warrants expire at the same time as the warrants issued in the rights offering, which have a five-year term. We used proceeds from the rights offering to repay the $500,000 principal due under the note, plus pay all accrued interest thereon, as well as an 8% sourcing/transaction fee ($40,000) in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.  Lambda Investors  our largest stockholder and as of February 14, 2011 beneficially owned approximately 71% of our outstanding common stock, including warrants to purchase an aggregate of 11,589,151 shares of our common stock. Lambda Investors is controlled by Wexford Capital LP. Arthur H. Amron, one of our directors, is a partner and General Counsel of Wexford Capital LP. Paul A. Mieyal, our Acting Chief Executive Officer and one of our directors, is a Vice President of Wexford Capital LP.

In connection with the rights offering, we have agreed to enter into a registration rights agreement with Lambda Investors pursuant to which we will file a registration statement on Form S-1 (or other appropriate form if we are not then eligible to use Form S-3) covering the resale by Lambda Investors of the common stock (including shares issuable upon the exercise of warrants) underlying Units sold under the purchase agreement with Lambda Investors, the existing Lambda Investors’ warrants that will remain outstanding following the closing of the rights offering and shares of common stock issuable to Lambda Investors upon the exercise of such remaining warrants and warrants issued in the rights offering. Under this registration rights agreement, we will pay all of the expenses, including reasonable legal fees, of Lambda Investors in connection with such registration statement and resale of shares by Lambda Investors under such registration statement, which may be in an underwritten public offering. We will be obligated to use our reasonable best efforts to keep such registration statement continuously effective until such time as all the securities registered on such registration statement have been sold or are eligible for sale without restriction under the applicable securities laws.

In connection with our September 2007 financing, we entered into the registration rights agreement with certain parties, including Lambda Investors, pursuant to which we filed a resale registration statement registering common stock and shares of common stock issuable upon exercise of warrants held by such investors. We agreed to pay all expenses of such investors in connection with such registration statement and the resale of shares thereunder.

In connection with our September 2007 financing, we entered into an investor rights agreement with the 2007 investors pursuant to which we agreed to take such corporate actions as may be required, among other things, to entitle Lambda Investors (i) to nominate two individuals having reasonably appropriate experience and background to our board to serve as directors until their respective successor(s) are elected and qualified, (ii) to nominate each successor to the Lambda Investors nominees, provided that any successor shall have reasonably appropriate experience and background, and (iii) to direct the removal from the board of any director nominated under the foregoing clauses (i) or (ii). Under the investor rights agreement, we are required to convene meetings of the board of directors at least once every three months. If we fail to do so, a Lambda Investors director will be empowered to convene such meeting.

The investor rights agreement also provides that, except as Lambda Investors may otherwise agree in writing, Lambda Investors will have the right (i) to engage, directly or indirectly, in the same or similar business activities or lines of business as us and (ii) to do business with any of our clients, competitors or customers, with the result that we shall have no right in or to such activities or any proceeds or benefits therefrom, and neither Lambda Investors nor any officer, director, partner, manager, employee or affiliate of Lambda Investors, which is referred to as a Lambda Investors person, will be liable to us or our stockholders for breach of any fiduciary duty by reason of any such activities of Lambda Investors or of such Lambda Investors person’s participation therein. A Lambda Investors person who is serving as one of our officers or directors may not, at the same time, serve as an officer or director of any entity whose principal business activity is (i) the development or sale of medical devices for the treatment of end stage renal disease or (ii) water filtration. In the event that Lambda Investors or any Lambda Investors person acquires knowledge of a potential transaction or matter that may be a corporate opportunity for both Lambda Investors and us other than in the case of a “director-related opportunity” (as defined below), Lambda Investors and such Lambda Investors person will have no duty to communicate or present such corporate opportunity to us. In addition, in the event that a Lambda Investors director acquires knowledge of a potential transaction or matter that may be a corporate opportunity for both us and Lambda Investors, such corporate opportunity will belong to Lambda Investors, unless such corporate opportunity is a director-related opportunity, in which case such corporate opportunity will belong to us. A “director-related opportunity”, under the investor rights agreement, means a potential transaction or matter that may be a corporate opportunity for both us and Lambda Investors where knowledge of such corporate opportunity is made known to a Lambda Investors person who is serving as our director as a result of his serving as our director prior to (x) Lambda Investors or any other Lambda Investors person acquiring knowledge of such corporate opportunity, or (y) such Lambda Investors person acquiring knowledge of such corporate opportunity other than as a result of such Lambda Investors person’s serving as a director.

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

All share amounts and related prices have been adjusted to give effect to the 1:20 reverse stock split effected on March 11, 2011.

Item 14. Principal Accounting Fees and Services

Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by Rothstein Kass & Company, P.C. discussed below.

Audit Fees

Fees billed for audit services by Rothstein Kass & Company, P.C. totaled approximately $112,500 and $121,000 for the fiscal years ended December 31, 2010 and 2009, respectively. Such fees include fees associated with the annual audit.

Audit-Related Fees

During the fiscal year ended December 31, 2010, we were billed approximately $22,350 by Rothstein Kass & Company, P.C.   for audit-related services in connection with the annual audit and for the reviews of our Form S-1 filings.  During the fiscal year ended December 31, 2009, we were billed approximately $13,000 by Rothstein Kass & Company, P.C. for audit-related services in connection with the annual audit and for the reviews of our Form S-1 filings.

Our Audit Committee has considered whether and determined that the provision of the non-audit services rendered to us during 2010 and 2009 was compatible with maintaining the independence of Rothstein Kass & Company, P.C.

Tax Fees

There were no tax services provided by Rothstein Kass & Company, P.C. for the fiscal years ended December 31, 2010 and 2009.

All Other Fees

We did not engage Rothstein Kass & Company, P.C. to provide any information technology services or any other services during the fiscal years ended December 31, 2010 and 2009.

Item 15. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.(5)
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (13)
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (13)
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007. (14)
3.5	Certificate of Amendment to the Fourth amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of state on October 26, 2009.(23)
3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 10, 2011. (24)
3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 11, 2011. (24)
3.8	Second Amended and Restated By-Laws of the Registrant.(16)
4.1	Specimen of Common Stock Certificate of the Registrant.(1)
4.2	Form of Underwriter’s Warrant.(1)
4.3	Warrant for the purchase of shares of common stock dated January 18, 2006, issued to Marty Steinberg, Esq., as Court-appointed Receiver for Lancer Offshore, Inc. (17)
4.4	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants. (15)
4.5	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock.(15)
4.6	Form of Class D Warrant.(15)
4.7	Form of Placement Agent Warrant.(15)
4.8	Form of Investor Warrant issued on July 24, 2009.(22).
4.9	Form of Warrant Certificate. (27)
4.10	Form of Warrant Agreement between Nephros, Inc. and Continental Stock Transfer & Trust Company. (27)
4.11	Form of Subscription Rights Certificate. (27)
10.1	Amended and Restated 2000 Nephros Equity Incentive Plan.(1)(2)
10.2	2004 Nephros Stock Incentive Plan.(1)(2)
10.3	Amendment No. 1 to 2004 Nephros Stock Incentive Plan.(2)(5)
10.4	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan.(14)
10.5	Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock. (1)
10.6
Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein).  (1)

10.7	Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant. (1)(2)
10.8	Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant. (1)(2)
10.9	Amendment to Employment Agreement dated as of May 31, 2004 between Norman J. Barta and the Registrant. (1)(2)
10.10	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta. (14)
10.11	Form of Employee Patent and Confidential Information Agreement.(1)
10.12	Form of Employee Confidentiality Agreement.(1)
10.13	Settlement Agreement and Mutual Release dated June 19, 2002 between Plexus Services Corp. and the Registrant.(1)
10.14	Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant. (1)
10.15	Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant. (1)
10.16	Supply Agreement between Nephros, Inc. and Membrana GmbH, dated as of December 17, 2003. (1)(3)

Exhibit No.	Description
10.17	Amended Supply Agreement between Nephros, Inc. and Membrana GmbH dated as of June 16, 2005. (3)(7)
10.18	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of May 12, 2003. (1)(3)
10.19	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of March 22, 2005. Supersedes prior Agreement dated May 12, 2003. (3)(8)
10.20	HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)
10.21	Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)
10.22	Non-employee Director Compensation Summary.(2)(6)
10.23	Named Executive Officer Summary of Changes to Compensation.(2)(6)
10.24	Stipulation of Settlement Agreement between Lancer Offshore, Inc. and Nephros, Inc. approved on December 19, 2005. (8)
10.25	Consulting Agreement, dated as of January 11, 2006, between the Company and Bruce Prashker. (2)(8)
10.26	Summary of Changes to Chief Executive Officer’s Compensation.(2)(8)
10.27	Offer of Employment Agreement, dated as of February 28, 2006, between the Company and Mark W. Lerner. (2)(8)
10.28	Form of 6% Secured Convertible Note due 2012 for June 1, 2006 Investors.(9)
10.29	Form of Common Stock Purchase Warrant.(9)
10.30	Form of Subscription Agreement, dated as of June 1, 2006.(9)
10.31	Form of Registration Rights Agreement, dated as of June 1, 2006.(9)
10.32	Form of 6% Secured Convertible Note due 2012 for June 30, 2006 Investors.(10)
10.33	Form of Subscription Agreement, dated as of June 30, 2006.(10)
10.34	Employment Agreement between Nephros, Inc. and William J. Fox, entered into on August 2, 2006. (2)(11)
10.35	Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007. (3)(12)
10.36	Form of Subscription Agreement between Nephros and Subscriber.(15)
10.37	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Holders. (15)
10.38	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Holders. (15)
10.39	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Covered Holders as defined therein. (15)
10.40	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur. (15)
10.41	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and Nephros. (17)
10.42	Employment Agreement, dated as of April 1, 2008, between Nephros, Inc. and Gerald Kochanski. (2) (18)
10.43	Separation Agreement and Release, dated as of April 28, 2008, between Nephros, Inc. and Mark W. Lerner. (2)(18)
10.44	Separation Agreement and Release, dated as of September 15, 2008, between Nephros, Inc. and Norman J. Barta. (2) (19)
10.45	Employment Agreement, dated as of September 15, 2008, between Nephros, Inc. and Ernest A. Elgin III. (2)(19)
10.46	Lease Agreement between Nephros, Inc. and 41 Grand Avenue, LLC dated as of November 20, 2008. (20)
10.47	Distribution Agreement between Nephros, Inc. and OLS, dated as of November 26, 2008.(21)
10.48	Lease Agreement between Nephros International LTD and Coldwell Banker Penrose & O’Sullivan dated November 30, 2008.(21)
10.49	Distribution Agreement between Nephros, Inc. and Aqua Services, Inc., dated as of December 3, 2008.(21)
10.50	Sales Management Agreement between Nephros, Inc. and Steve Adler, dated as of December 16, 2008.(21)
10.51	Amendment No. 3 to the Nephros, Inc. 2004 Stock Incentive Plan.(21)
10.52	Form of Subscription Agreement between Nephros, Inc. and various investors , dated July 24, 2009.(22)
10.53	Consulting Agreement between Nephros, Inc. and John Shallman, dated as of January 2, 2009. (25)
10.54	Authorized Representative Services Agreement between Nephros, Inc. and Donawa Lifescience Consulting Srl, dated as of June 1, 2009. (25)

10.55	Consulting Agreement between Nephros, Inc. and Barry A. Solomon, PhD., dated as of December 8, 2009. (25)
10.56	Separation, Release and Consulting Agreement between Nephros, Inc. and Ernest A. Elgin III. (26)
10.57	Senior Secured Note dated October 1, 2010 issued to Lambda Investors LLC. (27)
10.58	Form of Registration Rights Agreement, dated as of September 30, 2010, by and between the Registrant and Lambda Investors LLC. (27)
10.59	Purchase Agreement, dated as of October 1, 2010, by and between the Registrant and Lambda Investors LLC. (27)
21.1	Subsidiaries of Registrant.(12)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1, File No. 333-116162.

(2)	Management contract or compensatory plan arrangement.

(3)	Portions omitted pursuant to a request for confidential treatment.

(4)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.

(5)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005.

(6)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 16, 2005.

(7)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 15, 2005.

(8)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 20, 2006.

(9)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.

(10)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

(11)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.

(12)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 10, 2007.

(13)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

(14)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007.

(15)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.

(16)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

(17)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

(18)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 15, 2008.

(19)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 14, 2008.

(20)	Incorporated by reference to Nephros, Inc. ’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

(21)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

(22)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 14, 2009.

(23)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (No. 333-162781), as filed with the Securities and Exchange Commission on October 30, 2009.

(24)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

(25)	Incorporated by reference to Nephros, Inc’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission April 2, 2010.

(26)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010.

(27)	Incorporated by reference to Nephros, Inc.’s Registration statement on Form S-1 (No. 333-169728), as filed with the Securities and Exchange Commission on October 1, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 29, 2011
	By:	/s/ Paul A. Mieyal

Name: Paul A. Mieyal
Title: Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date
/s/ Paul A. Mieyal	Acting Chief Executive Officer (Principal Executive	March 29, 2011
Officer)
Paul A. Mieyal

/s/ Gerald J. Kochanski	Chief Financial Officer (Principal Financial and	March 29, 2011
Accounting Officer)
Gerald J. Kochanski

/s/ Arthur H. Amron	Director	March 29, 2011

Arthur H. Amron

/s/ Lawrence J. Centella	Director	March 29, 2011

Lawrence J. Centella

/s/ Paul A. Mieyal	Director	March 29, 2011

Paul A. Mieyal

/s/ James S. Scibetta	Director	March 29, 2011

James S. Scibetta