Form 10-K/A
period 2010-12-31
NEPHROS INC
filed 2011-04-28
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for Nephros, Inc. amends our Annual Report on Form 10-K for the year ended December 31, 2010 initially filed with the Securities and Exchange Commission on March 29, 2011 (the “Original Filing”).

This Amendment No. 1 is being filed to amend Item 8—Financial Statements and Supplementary Data to correct several erroneous numbers contained in the consolidated balance sheets, consolidated statements of operations and consolidated statements of changes in stockholders’ equity in the Original Filing.

This Amendment No. 1 includes currently dated certifications from the Company’s Acting Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. This Amendment No. 1 does not reflect events occurring after March 29, 2011, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

NEPHROS, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page
PART II
Item 8.Financial Statements and Supplementary Data	44
PART III
Item 15.Exhibits	78
Signatures	82

PART II

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

/s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
March 28, 2011

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2010	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$240	$1,004
Accounts receivable	326	629
Inventory, less allowances of $18	726	653
Prepaid expenses and other current assets	190	135
Total current assets	1,482	2,421
Property and equipment, net	108	210
Other assets	-	21
Total assets	$1,590	$2,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$500	$-
Accounts payable	441	455
Accrued expenses	481	239
Deferred revenue	33	-
Total current liabilities	1,455	694
Total liabilities	1,455	694

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, $.001 par value; 4,500,000 authorized at December 31, 2010 and 2009; 2,090,552 and 2,080,240 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	92,019	91,855
Accumulated other comprehensive income	22	76
Accumulated deficit	(91,908)	(89,975)
Total stockholders’ equity	135	1,958
Total liabilities and stockholders’ equity	$1,590	$2,652

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31
	2010	2009
Product revenue	$2,938	$2,661
Cost of goods sold	1,816	1,744
Gross margin	1,122	917
Operating expenses:
Research and development	362	280
Depreciation and amortization	129	231
Selling, general and administrative	2,520	2,812
Total operating expenses	3,011	3,323
Loss from operations	(1,889)	(2,406)
Interest income	1	9
Interest expense	(15)	(2)
Amortization of debt issuance costs	(50)	-
Other income	20	373
Net loss	$(1,933)	$(2,026)
Net loss per common share, basic and diluted	$(0.93)	$(1.02)
Weighted average common shares outstanding, basic and diluted	2,087,068	1,981,467

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional	Accumulated
	Common Stock		Paid-in	Other	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2008	1,908,269	$2	$90,411	$70	$(87,949)	$2,534

Comprehensive income:
Net loss					(2,026)	(2,026)
Net unrealized income on foreign currency translation				6		6
Comprehensive loss						(2,020)
Cashless exercise of warrants	91,473					-
Private placement sale of common stock	67,258		1,251			1,251
Exercise of stock options	13,239		85			85
Noncash stock-based compensation			108			108
Balance, December 31, 2009	2,080,239	$2	$91,855	76	$(89,975)	$1,958

Comprehensive income:
Net loss					(1,933)	(1,933)
Net unrealized losses on foreign currency translation				(54)		(54)
Comprehensive loss						(1,987)
Exercise of stock options	10,313		72			72
Noncash stock-based compensation			92			92
Balance, December 31, 2010	2,090,552	$2	$92,019	22	$(91,908)	$135

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: April 28, 2011
	By:	/s/ Gerald J. Kochanski

Name: Gerald J. Kochanski
Title: Chief Financial Officer