Form 10-Q
period 2011-03-31
NEPHROS INC
filed 2011-05-16
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
OR

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

As of May 13, 2011, 10,065,117 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,247	$240
Accounts receivable	574	326
Inventory, less allowances of $18	624	726
Prepaid expenses and other current assets	119	190
Total current assets	3,564	1,482
Property and equipment, net	85	108
Total assets	$3,649	$1,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$-	$500
Accounts payable	651	441
Accrued expenses	199	481
Deferred revenue	17	33
Total current liabilities	867	1,455

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2011 and December 31, 2010; no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 90,000,000 authorized at March 31, 2011 and December 31, 2010; 10,065,117 and 2,090,552 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	10	2
Additional paid-in capital	95,330	92,019
Accumulated other comprehensive income	57	22
Accumulated deficit	(92,615)	(91,908)
Total stockholders’ equity	2,782	135
Total liabilities and stockholders’ equity	$3,649	$1,590

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31
	2011	2010
Product revenue	$681	$989
Cost of goods sold	482	600
Gross margin	199	389
Operating expenses:
Research and development	92	73
Depreciation and amortization	24	36
Selling, general and administrative	729	807
Total operating expenses	845	916
Loss from operations	(646)	(527)
Interest income	-	1
Interest expense	(12)	-
Amortization of debt issuance costs	(40)	-
Other expense	(9)	(2)
Net loss	$(707)	$(528)
Net loss per common share, basic and diluted	$(0.18)	$(0.25)
Weighted average common shares outstanding, basic and diluted	3,972,191	2,080,240

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(707)	$(528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	24	36
Deferred revenue	(17)	—
Noncash stock-based compensation	130	27
Amortization of debt issuance costs	40	—
Noncash interest	12	—
(Increase) decrease in operating assets:
Accounts receivable	(228)	(9)
Inventory	119	(156)
Prepaid expenses and other current assets	72	7
Increase in operating liabilities:
Accounts payable and accrued expenses	7	189
Net cash used in operating activities	(548)	(434)
Investing activities:
Net cash provided by investing activities	—	—
Financing activities:		—
Repayment of debt	(500)	—
Payment of financing costs	(140)	—
Proceeds from issuance of common stock	3,190	—
Net cash provided by financing activities	2,550	—
Effect of exchange rates on cash	5	(6)
Net increase (decrease) in cash	2,007	(440)
Cash, beginning of period	240	1,004
Cash, end of period	$2,247	$564
Supplemental disclosure of cash flow information
Cash paid for taxes	$2	$2

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation and Going Concern

On January 10, 2011, the Company’s stockholders voted to implement a 1:20 reverse stock split of the Company’s common stock.  The reverse split became effective on March 11, 2011.  All of the share and per share amounts discussed in these condensed consolidated interim financial statements on Form 10-Q have been adjusted to reflect the effect of this reverse split.

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International, Limited, (collectively, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2011 and Form 10-K/A filed with the SEC on April 28, 2011.  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses, during the reporting period.  Actual results could differ materially from those estimates.

Going Concern and Management’s Response

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. The Company’s condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has incurred significant losses in operations in each quarter since inception. For the three months ended March 31, 2011 and 2010, the Company has incurred net losses of $707,000 and $528,000, respectively.  In addition, the Company has not generated positive cash flow from operations for the three months ended March 31, 2011 and 2010. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

On October 1, 2010, the Company issued a senior secured note to Lambda Investors LLC, its largest stockholder, in the principal amount of $500,000. The note bore interest at the rate of 12% per annum and was to mature on April 1, 2011, at which time all principal and accrued interest were due.  However, the Company agreed to and did prepay, without penalty, amounts due under the note with the cash proceeds from its rights offering prior to the maturity date.  The note was secured by a first priority lien on all of the Company’s property, including its intellectual property.

On March 10, 2011 the Company completed its rights offering and a private placement that together resulted in gross proceeds of approximately $3.2 million. The aggregate net proceeds were approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions which approximated $200,000, the repayment of the $500,000 note, plus $26,650 of accrued interest thereon, issued to Lambda Investors, LLC, the payment of an 8% sourcing/transaction fee ($40,000) in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

After giving effect to the 1:20 reverse stock split on March 11, 2011, the Company’s stockholders subscribed for 4,964,854 units in the rights offering and the Company accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds to the Company from the sale of these units in the rights offering was approximately $2.0 million. The Company issued an aggregate of 4,964,854 shares of our common stock and warrants to purchase an aggregate of approximately 4.6 million shares of its common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between the Company and Lambda Investors. The Company issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,579 shares of common stock.  Of the $3.2 million in gross proceeds from the rights offering and the private placement, the Company received approximately $1.2 million in gross proceeds from the sale of units to Lambda Investors.

The Company effected a reverse stock split, in which every 20 shares of our common stock issued and outstanding immediately prior to the effective time, which was 5:00 p.m. on March 11, 2011, were converted into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $0.04 per pre-split share for such fractional interests. The number of shares of common stock issued and outstanding was reduced from approximately 201,300,000 pre-split to approximately 10,100,000 post-split. The reverse stock split was affected in connection with the rights offering and private placement.

 The reverse stock split was approved by the Company’s stockholders at the annual meeting held on January 10, 2011. The number of shares of common stock subject to outstanding stock warrants and options, and the exercise prices and conversion ratios of those securities, were automatically proportionately adjusted for the 1-for-20 ratio provided for by the reverse stock split.

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

2.  Concentration of Credit Risk

For the three months ended March 31, 2011 and 2010, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2011	2010
A	59%	42%
B	17%	46%

As of March 31, 2011 and December 31, 2010, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2011	2010
A	75%	72%
B	14%	12%

The Company’s OLpur MDHDF filter series and Dual Stage Ultrafilter water filtration system products are manufactured by the same vendor.

3.  Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification ("ASC") Topic 605. Four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criteria of ASC Topic 605 are met. Product revenue is recorded net of returns and allowances. All costs and duties relating to delivery are absorbed by Nephros. All shipments are currently received directly by the Company’s customers.

4.  Stock-Based Compensation

The Company accounts for stock option grants to employees and non-employee directors under the provisions of ASC 718, Stock Compensation.  ASC 718 requires the recognition of the fair value of stock-based compensation in the statement of operations.  In addition, the Company accounts for stock option grants to consultants under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, and as such, these stock options are revalued at each reporting period through the vesting period.

The fair value of stock option awards is estimated using a Black-Scholes option pricing model.  The fair value of stock-based awards is amortized over the vesting period of the award using the straight-line method.

The Company granted 612,500 stock options during the three months ended March 31, 2011 to employees, non-employee directors and consultants.  These stock options vest 40% immediately and the remaining 60% annually over a three-year period and will be expensed over the applicable vesting period. The fair value of all stock-based awards granted during the three months ended March 31, 2011 was approximately $267,000.

The following assumptions were used for options granted for the three months ended March 31, 2011.

Assumptions for Option Grants	Three Months Ended March 31, 2011
Risk-free interest rate	2.31 - 2.42%
Volatility	122%
Expected dividend yield	—
Expected term	5.5 yrs

The Company calculates expected volatility for a stock-based grant based on historic monthly stock price observations of common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The Company also estimates future forfeitures at 5.8% as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to forfeitures. With respect to grants of options, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant.

Stock-based compensation expense was approximately $130,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively.  This expense is presented as part of the operating results in Selling, General and Administrative expenses on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three months ended March 31, 2011 and 2010, as the Company is in a net operating loss position. As of March 31, 2011, there was approximately $258,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.5 years.  Such amount does not include the effect of future grants of equity compensation, if any.  Of the total $258,000, the Company expects to recognize approximately 37% in the remaining interim periods of 2011, approximately 31% in 2012, approximately 27% in 2013 and approximately 5% in 2014.

5.   Comprehensive Income

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. As of March 31, 2011 and December 31, 2010, accumulated other comprehensive income was approximately $57,000 and $22,000, respectively.

6.   Loss per Common Share

In accordance with ASC 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is anti-dilutive, the Company has excluded stock options and warrants aggregating 17,546,200 and 477,068 shares, respectively, from the computation of diluted EPS for the three-month periods ended March 31, 2011 and 2010, respectively.

7.   Recently Adopted Accounting Pronouncements

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

The Company had no financial assets held at fair value at March 31, 2011 or December 31, 2010.

9.   Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of March 31, 2011 and December 31, 2010 was approximately as follows:

	Unaudited	Audited
	March 31, 2011	December 31, 2010
Raw Materials	$-	$264,000
Finished Goods	642,000	480,000
Total Gross Inventory	$642,000	$744,000
Less: Inventory reserve	(18,000)	(18,000)
Total Inventory	$624,000	$726,000

10.  Commitments and Contingencies

Suppliers

The Company entered into an agreement in December 2003, and amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications like dialysis, to continue to produce the fiber for the OLpur MDHDF filter series.  Pursuant to the agreement, FS is the Company’s exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories.  On January 18, 2010, the FS notified the Company that it exercised its right to terminate the supply agreement.  Termination of the supply agreement was effective on July 18, 2010.  The FS has continued to offer to sell fiber to the Company while negotiations on terms of a new supply agreement have continued.

11.  Stockholders’ Equity

On March 10, 2011 the Company completed its rights offering and a private placement that together resulted in gross proceeds of approximately $3.19 million. The Common Stock balance was increased by approximately $8,000, which was at par value, and the remaining $3.182 million increased Additional Paid In Capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Certain Risks and Uncertainties” section hereof, and our Annual Report for the year ended December 31, 2010 on Form 10-K and Form 10-K/A, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof.  This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report and our Annual Report for the year ended December 31, 2010 on Form 10-K. Our actual results may differ materially.

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

Business Overview

Founded in 1997, we are a Delaware corporation that has been engaged primarily in the development of hemodiafiltration, or HDF, products and technologies for treating patients with End Stage Renal Disease, or ESRD. In January 2006, we introduced our Dual Stage Ultrafilter (the “DSU”) water filtration system, which represented a new and complementary product line to our existing ESRD therapy business.

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

 OLpur and H2H are among our trademarks for which U.S. registrations are pending. H2H is a registered European Union trademark. We have assumed that the reader understands that these terms are source-indicating. Accordingly, such terms appear throughout the remainder of this report without trademark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

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

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010 to discuss the issues raised in the FDA letter.  Another in-person meeting with the FDA took place on April 20, 2011 to discuss a proposal for submission of a new 510(k) application for its on-line HDF system.  As a result of that meeting, Nephros currently anticipates proceeding with the submission of a new 510(k) application for approval of its hemodiafiltration system in the U.S. by the third quarter of 2011 which would be subject to the FDA's standard 90-day review period.  Nephros believes that, if approved, its technology would be the first FDA-approved on-line HDF therapy available in the U.S.  The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

We currently have multiple products in various stages of development for the ultrafiltration of water and other fluids:

•	DSU, our Dual Stage Ultrafilters for use in hospital infection control, hemodialysis, and other applications;

•	SSU, our SafeSpout Ultrafilter for endpoint use on sinks;

•	MSU, our large capacity Ultrafilter for commercial applications; and

•	UF-40, our compact Ultrafilter for use in military applications and outdoor activities, such as hiking.

In January 2006, we introduced our DSU water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpur H2H and MD Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With over 5,800 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of November 11, 2009), we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration.

On October 7, 2008, we filed a 510(k) application for approval to market our DSU to dialysis clinics for in-line purification of dialysate water. On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

On May 10, 2011, we received approval from the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, to market our Dual Stage Ultrafilter (DSU) in Canada to filter out biological contaminants from water and bicarbonate solution used in hemodialysis procedures.

The Association for the Advancement of Medical Instruments' (AAMI) adoption of more stringent water purity standards for dialysis applications as well as observational studies showing a significant reduction in required erythropoietin dosing when the Nephros DSU is utilized during dialysis therapy has significantly increased interest in the product.  We have filed a special 510(k) application for our SSU and MSU filters to enable these products to be used in dialysis applications.  We expect to realize accelerating product sales to the U.S. dialysis market as a combined result of these driving factors.  We also expect to realize initial sales of DSU products to dialysis markets outside the U.S. in 2011.

We have introduced product line extensions for the hospital infection control market which include a more durable filter design to withstand the higher pressures of hospital plumbing, filter covers to improve the aesthetics of the filters in hospital showers, and the SafeSpout Filter as a convenient endpoint filter to address acute outbreak scenarios.  We are investigating a range of additional commercial, industrial, and military opportunities for our DSU technology.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra-filter. In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we billed approximately $900,000 during the twenty months ended August 2009. In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for continued development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract and is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $1,387,000 of revenue has been recognized on this new project since September 2009 of which approximately $118,000 was recognized on this project during the three months ended March 31, 2011.

During 2010, in response to a Request For Information (RFI) from the U.S. Army, we submitted its UF-40 ultrafilter for consideration as part of the standard issue hydration pack for soldiers in the field.  We has been informed by the U.S. Army Public Health Command that its UF-40 filter has been validated to meet the military’s NSF P248 standard for emergency military operations as a microbiological water purifier.  We believe that our UF-40 filter is the only stand-alone filter to date to have met the performance criteria of the NSF P248 standard without secondary disinfection steps.  The Army has not to date issued a Request For Proposal (RFP), and we have no information regarding when or if an RFP applicable to the UF-40 ultrafilter may be put forth by the U.S. Army.

We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. We received an initial payment upon entering into the agreement and are eligible to receive additional payments upon successful completion of product development milestones.  During 2010, we completed the initial milestone under the joint collaboration agreement with STERIS Corporation and expects to complete the final milestones under the agreement by the end of the third quarter of 2011.  The remaining milestones, if met, would result in aggregate payments to us of $60,000.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of investments and share-based compensation expense. As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K and Form 10-K/A for the year ended December 31, 2010.

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

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues

Total revenues for the three months ended March 31, 2011 were approximately $681,000 compared to approximately $989,000 for the three months ended March 31, 2010.  Total revenues decreased approximately $308,000. The decrease of approximately 31% is due to decreased revenue of approximately $337,000 or 74% during the three months ended March 31, 2011 over the same period in 2010, related to our contract with the Office of U.S. Naval Research, and a $10,000 reduction in sales of our MD filters in our Target European Market.  The number of units sold in Europe decreased by 1.6%; however, we continue to project an overall increase of approximately 20% in MD sales in Europe for fiscal 2011.  These decreases were partially offset by approximately  $22,000 more DSU sales, or 18%, and $17,000 more in revenue related to the STERIS project for the three months ended March 31, 2011 compared to the same period in 2010.

Cost of Goods Sold

Cost of goods sold was approximately $482,000 for the three months ended March 31, 2011 compared to approximately $600,000 for the three months ended March 31, 2010. The decrease of approximately $118,000 or 20% during the three months ended March 31, 2011 over the same period in 2010, is primarily related to our contract with the Office of U.S. Naval Research, where cost of goods sold decreased by approximately $174,000 and a $5,000 reduction in cost of sales of our MD filters in our Target European Market.    These decreases were partially offset by increased cost of goods sold of approximately $39,000 related to DSU sales and $22,000 more in costs related to the STERIS project for the three months ended March 31, 2011 compared to the same period in 2010.

Research and Development

Research and development expenses were approximately $92,000 and $73,000 respectively, for the three months ended March 31, 2011 and March 31, 2010. This increase of approximately $19,000 or 26% is primarily due to an increase in research and development personnel related costs of approximately $25,000, partially offset by reduced water and cartridge development expenses of approximately $6,000 during the three months ended March 31, 2011 compared to the same period in 2010.

Depreciation Expense

Depreciation expense was approximately $24,000 for the three months ended March 31, 2011 compared to approximately $36,000 for the three months ended March 31, 2010, a decrease of 33%. The decrease of approximately $12,000 is primarily due to several assets having been fully depreciated as of year-end 2010 resulting in no depreciation expense for those assets during the three months ended March 31, 2011. There were no disposals of assets during the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $729,000 for the three months ended March 31, 2011 compared to approximately $807,000 for the three months ended March 31, 2010, a decrease of $78,000 or 10%. The decrease is due to a decrease in severance expense of $55,000, a decrease in personnel costs of $106,000, and a decrease in marketing expenses of $69,000. These decreases were partially offset by an increase in stock-based compensation expense of $103,000 and an increase in investor relations and regulatory costs of $51,000 during the three months ended March 31, 2011 compared to the same period in 2010.

Interest Income

Interest income was approximately $1,000 for the three months ended March 31, 2010.  We had no interest income for the three months ended March 31, 2011.

Interest Expense

Interest expense was approximately $12,000 for the three months ended March 31, 2011. This interest relates to interest accrued on the $500,000 senior secured note issued to Lambda Investors LLC, which was paid in March 2011. We had no interest expense for the three months ended March 31, 2010.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs of $40,000 for the three months ended March 31, 2011 is associated with the senior secured note issued to Lambda Investors LLC and paid in March 2011. These capitalized costs have been fully amortized as of March 31, 2011.  There was no amortization of debt issuance costs in the three months ended March 31, 2010 as there was no debt during that period.

 Other expense

Other expense in the amount of approximately $9,000 for the three months ended March 31, 2011 was a foreign currency loss on invoices paid to an international suppler.  Other expense in the amount of $2,000 for the three months ended March 31, 2010 was a currency loss related to an international funds transfer.

Liquidity and Capital Resources

At March 31, 2011, we had an accumulated deficit of approximately $92,615,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, licensing revenue and, most recently, the March 2011 rights offering and concurrent private placement.

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

At March 31, 2011, we had cash and cash equivalents totaling approximately $2,247,000 and tangible assets of approximately $3,649,000. As of the date of this report, we estimate that these funds would allow us to keep operating only into the second quarter of 2012. Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in our Company. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $548,000 for the three months ended March 31, 2011 compared to approximately $434,000 for the three months ended March 31, 2010. The most significant items contributing to this increase of approximately $114,000 in cash used in operating activities during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 are highlighted below:

•	during the 2011 period, our net loss increased by approximately $179,000;

•	during the 2011 period, depreciation expense decreased by approximately $12,000;

•	our accounts receivable increased by approximately $228,000 during the 2011 period compared to an increase of approximately $9,000 during the 2010 period;

•	our accounts payable and accrued expenses increased by approximately $7,000 in the aggregate in the 2011 period compared to an increase of approximately $189,000 in the 2010 period; and

•	our inventory decreased by approximately $119,000 during the 2011 period compared to an increase of approximately $156,000 during the 2010 period.

Offsetting the above changes are the following items:

•	during the 2011 period, our stock-based compensation expense, a non-cash expense, increased by approximately $103,000;

•	during the 2011 period, we recorded deferred revenue of $17,000, whereas there was no deferred revenue in the 2010 period;

•	during the 2011 period, we recorded amortization of debt issuance costs of $40,000, whereas there was no amortization of debt issuance costs in the 2010 period;

•	during the 2011 period, we recorded noncash interest of $12,000, whereas there was no noncash interest in the 2010 period;

•	our prepaid expenses and other assets decreased by approximately $72,000 in the 2011 period compared to a decrease of approximately $7,000 in the 2010 period.

Net cash provided by financing activities was approximately $2,550,000 for the three months ended March 31, 2011, resulting from the issuance of stock, providing cash of $3,190,000, which was partially offset by the payment of debt of $500,000 and the payment of deferred financing costs of $140,000.  There was no net cash provided by financing activities for the three months ended March 31, 2010.

There was no cash provided or used in investing activities for the three months ended March 31, 2011 or during the 2010 comparable period.

Certain Risks and Uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors under the heading “Item7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Certain Risks and Uncertainties.” The information presented below should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Safe Harbor for Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance,  are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

•	we may not be able to continue as a going concern;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan or effectively market our products;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may encounter problems with our suppliers and manufacturers;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in this Quarterly Report on Form 10-Q. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three month periods ended March 31, 2011 and 2010.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Securities and Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15(b). Based upon that evaluation, our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Item 5. Other Information

On May 10, 2011 we received approval from the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, to market our Dual Stage Ultrafilters (DSU) in Canada to filter out biological contaminants from water and bicarbonate solution used in hemodialysis procedures

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

NEPHROS, INC.

Date: May 16, 2011	By:	/s/ Paul A. Mieyal
	Name:	Paul A. Mieyal
	Title:	Acting Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.