Form 10-Q
period 2011-06-30
NEPHROS INC
filed 2011-08-15
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number: 001-32288

NEPHROS, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	13-3971809
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

41 Grand Avenue
River Edge, NJ	07661
(Address of Principal Executive Offices)	(Zip code)

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
☐ YES ☒ NO

As of August 11, 2011, 10,065,118 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$1,713	$240
Accounts receivable	587	326
Inventory, less allowances of $18	334	726
Prepaid expenses and other current assets	99	190
Total current assets	2,733	1,482
Property and equipment, net	61	108
Total assets	$2,794	$1,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$-	$500
Accounts payable	464	441
Accrued expenses	102	481
Deferred revenue	-	33
Total current liabilities	566	1,455

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2011 and December 31, 2010; no shares issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 90,000,000 authorized at June 30, 2011 and December 31, 2010; 10,065,118 and 2,090,552 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	10	2
Additional paid-in capital	95,365	92,019
Accumulated other comprehensive income	70	22
Accumulated deficit	(93,217)	(91,908)
Total stockholders’ equity	2,228	135
Total liabilities and stockholders’ equity	$2,794	$1,590

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product revenue	$637	$809	$1,318	$1,799
Cost of goods sold	434	527	916	1,127
Gross margin	203	282	402	672
Operating expenses:
Research and development	112	71	204	143
Depreciation and amortization	24	32	48	68
Selling, general and administrative	665	545	1,394	1,353
Total operating expenses	801	648	1,646	1,564
Loss from operations	(598)	(366)	(1,244)	(892)
Interest income	1	1	1	1
Interest expense	-	-	(12)	-
Amortization of debt issuance costs	-	-	(40)	-
Other expense	(5)	-	(14)	(2)
Net loss	$(602)	$(365)	$(1,309)	$(893)
Net loss per common share, basic and diluted	$(0.06)	$(0.18)	$(0.19)	$(0.43)

Weighted average common shares outstanding, basic and diluted	10,065,118	2,086,771	7,052,504	2,083,506

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2011	2010

Operating activities
Net loss	$(1,309)	$(893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	48	68
Non-cash stock-based compensation	165	49
Deferred revenue	(33)	-
Amortization of debt issuance costs	40
Non-cash interest	12
(Increase) decrease in operating assets:
Accounts receivable	(239)	(78)
Inventory	410	(101)
Prepaid expenses and other current assets	92	44
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(274)	192
Net cash used in operating activities	(1,088)	(719)
Financing activities
Repayment of debt	(500)	-
Payment of financing costs	(140)	-
Proceeds from stock options exercised	-	72
Proceeds from issuance of common stock	3,190	-
Net cash provided by financing activities	2,550	72
Effect of exchange rates on cash	11	(13)
Net increase (decrease) in cash	1,473	(660)
Cash, beginning of period	240	1,004
Cash, end of period	$1,713	$344
Supplemental disclosure of cash flow information
Cash paid for taxes	$2	$2

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

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International Limited (collectively, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2011 and Form 10-K/A filed with the SEC on April 28, 2011. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company has incurred significant losses in operations in each quarter since inception. For the six months ended June 30, 2011 and 2010, the Company has incurred net losses of $1,309,000 and $893,000, respectively. In addition, the Company has not generated positive cash flow from operations for the six months ended June 30, 2011 and 2010. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

On October 1, 2010, the Company issued a senior secured note to Lambda Investors LLC, its largest stockholder, in the principal amount of $500,000. The note bore interest at the rate of 12% per annum and was to mature on April 1, 2011, at which time all principal and accrued interest was due. However, the Company agreed to and did prepay, without penalty, amounts due under the note with the cash proceeds from its rights offering prior to the maturity date. The note was secured by a first priority lien on all of the Company’s property, including its intellectual property.

On March 10, 2011 the Company completed its rights offering and a private placement that together resulted in gross proceeds of approximately $3.2 million. The aggregate net proceeds were approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions which approximated $200,000, the repayment of the $500,000 note, plus $26,650 of accrued interest thereon, issued to Lambda Investors, LLC, the payment of an 8% sourcing/transaction fee of $40,000  in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation and Going Concern (continued)

After giving effect to the 1:20 reverse stock split on March 11, 2011, the Company’s stockholders subscribed for 4,964,854 units in the rights offering and the Company accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds to the Company from the sale of these units in the rights offering were approximately $2.0 million. The Company issued an aggregate of 4,964,854 shares of common stock and warrants to purchase an aggregate of approximately 4.6 million shares of its common stock to stockholders who subscribed.

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

The Company entered into a License Agreement with Bellco S.r.l., as  licensee (“Bellco), which is discussed in Footnote 12, Subsequent Events.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. These fixed payments of €1,850,000 or approximately $2,600,000, take place over the next eighteen months.  Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of products sold in the territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.  The first fixed payment was received in July 2011.  Anticipated  payments from this License Agreement will be a positive source of cash flow to the Company.

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

2. Concentration of Credit Risk

For the six months ended June 30, 2011 and 2010, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2011	2010
A	56%	49%
B	19%	37%

As of June 30, 2011 and December 31, 2010, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2011	2010
A	58%	72%
B	16%	12%

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

The Company granted 612,500 stock options during the six months ended June 30, 2011 to employees, non-employee directors and consultants. These stock options vest 40% immediately and the remaining 60% annually over a three-year period and will be expensed over the applicable vesting period. The fair value of all stock-based awards granted during the six months ended June 30, 2011 was approximately $267,000.

The following assumptions were used for options granted for the six months ended June 30, 2011.

Assumptions for Option Grants	Six Months Ended June 30, 2011
Risk-free interest rate	2.31 - 2.42%
Volatility	122%
Expected dividend yield	—
Expected term	5.5 yrs

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

Stock-based compensation expense was approximately $165,000 and $49,000 for the six months ended June 30, 2011 and 2010, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three and six months ended June 30, 2011 and 2010, as the Company is in a net operating loss position. As of June 30, 2011, there was approximately $225,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.3 years. Such amount does not include the effect of future grants of equity compensation, if any. Of the total $225,000, the Company expects to recognize approximately 28% in the remaining interim periods of 2011, approximately 35% in 2012, approximately 31% in 2013 and approximately 6% in 2014.

5. Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. As of June 30, 2011 and December 31, 2010, accumulated other comprehensive income was approximately $70,000 and $22,000, respectively.

6. Loss per Common Share

In accordance with ASC 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is anti-dilutive, the Company has excluded stock options and warrants aggregating 17,546,200 and 466,755 shares, respectively, from the computation of diluted EPS for the six-month periods ended June 30, 2011 and 2010, respectively.

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

8. New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

9. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The Company had no financial assets held at fair value at June 30, 2011 or December 31, 2010.

10. Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of June 30, 2011 and December 31, 2010 was approximately as follows:

	Unaudited	Audited
	June 30, 2011	December 31, 2010
Raw Materials	$-	$264,000
Finished Goods	352,000	480,000
Total Gross Inventory	$352,000	$744,000
Less: Inventory reserve	(18,000)	(18,000)
Total Inventory	$334,000	$726,000

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. Commitments and Contingencies

Suppliers

The Company entered into an agreement in December 2003, and amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications like dialysis, to continue to produce the fiber for the OLpur MDHDF filter series.  Pursuant to the agreement, FS is the Company’s exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories.  On January 18, 2010, the FS notified the Company that it exercised its right to terminate the supply agreement.  Termination of the supply agreement was effective on July 18, 2010.  The Company has not renewed the fiber supply agreement and, as a result of the License Agreement disclosed in Footnote 12. Subsequent Events, there is not a current need to renew the fiber supply agreement.

12. Subsequent Events

License Agreement

On June 27, 2011, the Company entered into a license agreement, to be effective July 1, 2011, with Bellco S.r.1., as licensee, an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products.

Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon the written approval of Nephros, other European countries where Nephros does not sell the Products as well as non-European countries, all such countries herein referred to as the Territory. In addition, if requested by Nephros, Bellco will be required to sell the Products to Nephros’ distributors in the Territory.

In exchange for the rights granted to it under the agreement through December 31, 2014, Bellco agreed to pay Nephros installment payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. Such installment payments, herein referred to as the Installment Payments, are Bellco’s sole financial obligations through December 31, 2014. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of Products sold in the Territory as follows: for the first 103,000 units sold, Bellco will pay €4.50 per unit; thereafter, Bellco will pay €4.00 per unit. Bellco must meet minimum sales targets of 15,000 units in each quarter of 2015 and 2016. If Bellco fails to meet a quarterly minimum, the license in Italy, France, Belgium, Spain and Canada will, at the discretion of Nephros, convert to a non-exclusive one. All sums payable under the agreement will be paid in Euros, as adjusted to account for currency exchange fluctuations between the Euro and the U.S. dollar that occur between July 1, 2011, the effective date of the agreement, and the date of payment.

In the case where Nephros desires to pursue a Change in Control transaction (as defined in the agreement), Bellco will have a 30-day right of first offer with respect to such acquisition, and where either party pursues a change in control transaction, it will require the acquirer to assume such party’s obligations under the agreement.

If there is an infringement of any of the patents underlying the Products, Nephros will have the first right to decide whether to act to protect such patents. Where Nephros decides not to act, Bellco, upon the written consent of Nephros, will be allowed to act to protect the patents and Nephros will reimburse Bellco the reasonable expenses sustained by Bellco as a credit against royalties due under the agreement.

The term of the agreement will be from July 1, 2011 through December 31, 2016, or until earlier terminated by either party as follows. Either party may terminate immediately after giving notice of a breach of any material obligation or upon the insolvency or bankruptcy of the other party, in each case that remains uncured after the expiration of a 30-day cure period. In addition, in the event the agreement is terminated by Bellco on or prior to December 31, 2014 due to a material breach by Nephros that causes any of the patents underlying the Products to lapse, Nephros will be required to reimburse Bellco any of the Installment Payments paid by Bellco prior to the date of termination. Finally, Nephros may terminate the agreement immediately for the following reasons: Bellco’s failure to cure a monetary default within 30 days of being provided notice of such default; in the event any required permit of Bellco expires, is not approved, is not issued, or is terminated, revoked, withdrawn or deactivated; and in respect of any calendar year commencing January 1, 2015, if aggregate royalties payable to Nephros fall below €270,000.

The parties are subject to standard indemnification obligations.

On June 27, 2011, Nephros issued a press release announcing its entry into the license agreement.

FDA 510k Approval to Market Additional Ultrafiltration Products

On July 21, 2011 the Company announced that it received 510k clearance from the U.S. Food and Drug Administration to market its MSU and SSU ultrafilters to filter out biological contaminants from water and bicarbonate solution used in hemodialysis procedures.

The Nephros DSU, MSU, and SSU are FDA cleared devices for the filtration of biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures. Within the U.S., there are approximately 4,500 clinics providing over 50 million dialysis treatments to 350,000 patients annually. To perform hemodialysis, ultrapure water is crucial to the production of dialysate. Dialysis clinics have water purification systems; however, microbial contaminants can originate from the water treatment system, the water distribution loop, or the dialysate concentrates. Nephros ultrafilters filter out substances down to the 0.005 micron level and address dialysate contamination at crucial points: after the reverse osmosis module and at the dialysis machine entrance from the water distribution loop. Nephros ultrafilters can be used as the last step in the water purification process to ensure that ultrapure water is used for dialysis procedures. Regular use of Nephros ultrafilters offers an affordable safety measure when utilized with modern water treatment systems and optimally maintained hemodialysis machines. Recent data have shown that the Nephros DSU, when used as part of the water purification system for dialysis systems, may reduce the required dosage of erythropoietin stimulating agents, which we believe will provide a unique benefit to patients.

On July 21, 2011, Nephros, Inc. issued a press release announcing it received clearance from the FDA to market additional ultrafiltration products.

Entry into a Material Definitive Agreement.

On July 25, 2011, Nephros, Inc. entered into a letter agreement with DHR International, Inc., an international executive search firm, whereby DHR International will conduct a search to recruit a chief executive officer for Nephros.

Under the agreement, Nephros will pay DHR International a retainer consisting of $100,000 in cash and equity worth $25,000. The cash retainer is due in three equal installments. The first retainer payment was due and paid on execution of the agreement. The second retainer is due when Nephros begins the first round of interviews and the third retainer is due upon a candidate’s acceptance of an offer from Nephros. The stock portion of the retainer is in the form of an option for 20,000 shares of common stock with an exercise price of $1.25 per share, which was the closing price of our common stock on July 25, 2011 as reported on the Over-the-Counter Bulletin Board. The option is fully vested and has a term of 10 years.

In addition to the payments discussed above, Nephros will reimburse DHR International for indirect out-of-pocket expenses related to the executive search, such as administrative, database management and reproduction costs, which are estimated to run 12% of the aggregate retainer, and are payable in three equal installments to be billed at the same time as the three retainer installments. Nephros also must reimburse DHR International for any direct out-of-pocket expenses, such as travel and lodging, which will be billed monthly as incurred.

In the event that Nephros hires a candidate provided by DHR International for any position other than chief executive officer, Nephros will be obligated to pay DHR International a fee equal to 33% of the individual’s projected first year total cash compensation.

DHR International anticipates the search to be completed in three months. If the search is not completed by that time, DHR International will continue the search without charge for a period not to exceed six months.

Nephros may cancel the agreement at any time. If Nephros cancels within 60 days of execution of the agreement, the second and third cash retainers and the reimbursable indirect costs will be prorated through the date of cancellation.

If Nephros hires a candidate presented by DHR International and that individual is terminated, either voluntarily or involuntarily, within two years from the hiring date, DHR International will, at Nephros’ option, refill the position for no additional fee.

The description of the license agreement set forth above is not complete and is qualified in its entirety by reference to the agreement, which is attached as Exhibit 10.63 to this report and is incorporated by reference.

On July 26, 2011, Nephros issued a press release announcing, among other things, its entry into the letter agreement.

Results of Operations and Financial Condition.

On July 26, 2011, Nephros issued a press release that reported, among other things, the amount of revenue Nephros has received for the first six months of 2011 from the Office of Naval Research for work related to an advanced water purification system for military field use that Nephros is developing using its proprietary dual stage cold sterilization ultrafilter as the basis of the portable system. For 2011, Nephros has generated approximately $249,000 of revenue through June 30 from its U.S. Defense Department project. A copy of the press release is attached as Exhibit 99.1.

Other Events.

On July 26, 2011, Nephros issued a press release that provided a corporate update on its operations and strategy.

On August 11, 2011 Nephros submitted a new 510(k) application to market its leading-edge hemodiafiltration (HDF) system for end-stage renal disease. Upon issuance of a 510(k) application tracking number, the application will be subject to the FDA’s standard 90-day review period. The application details Nephros’s OLpur MD220 diafilter and Nephros’s OLpur H2H Hemodiafiltration module. Nephros’s OLpur MD220 is a dialyzer designed expressly for HDF therapy that employs Nephros’s proprietary Mid-Dilution diafiltration technology. Nephros’s OLpur H2H Hemodiafiltration module enables the most common types of standard dialysis machines to perform HDF therapy. Nephros believes that, if approved, its technology would be the first approved on-line HDF therapy available in the U.S.

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

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010 to discuss the issues raised in the FDA letter. Another in-person meeting with the FDA took place on April 20, 2011 to discuss a proposal for submission of a new 510(k) application for its on-line HDF system. On August 11, 2011, Nephros filed a 510(k) application with the FDA for clearance of the Company's hemodiafiltration system. Nephros believes that, if approved, its technology would be the first FDA-approved on-line HDF therapy available in the U.S. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

On June 27, 2011, the Company entered into a license agreement, to be effective July 1, 2011, with Bellco S.r.1. as licensee, an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon the written approval of Nephros, other European countries where Nephros does not sell the Products as well as non-European countries, all such countries herein referred to as the Territory. In addition, if requested by Nephros, Bellco will be required to sell the Products to Nephros’ distributors in the Territory.

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

In January 2006, we introduced our DSU water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpur H2H and MD Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With over 5,800 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of November 11, 2009), we believe the hospital shower and faucet market offer us a valuable opportunity as a first step in water filtration.

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

On July 21, 2011 the Company announced that it received 510k clearance from the U.S. Food and Drug Administration to market its MSU and SSU ultrafilters to filter out biological contaminants from water and bicarbonate solution used in hemodialysis procedures.

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

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra-filter. In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we billed approximately $900,000 during the twenty months ended August 2009. In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for continued development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract and is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes. Approximately $1,518,000 of revenue has been recognized on this new project since September 2009 of which approximately $249,000 was recognized on this project during the six months ended June 30, 2011.

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

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. We received an initial payment upon entering into the agreement and are eligible to receive additional payments upon successful completion of product development milestones. During 2010, we completed the initial milestone under the joint collaboration agreement with STERIS Corporation and expect to complete the remaining milestones under the agreement by the end of the third quarter of 2011.  The remaining milestones, if met, would result in aggregate payments to us of $60,000.

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

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues

Total revenues for the three months ended June 30, 2011 were approximately $637,000 compared to approximately $809,000 for the three months ended June 30, 2010. Total revenues decreased approximately $172,000. The decrease of approximately 21% is due to decreased revenue of approximately $136,000 in sales of our MD filters in our Target European Market and decreased revenue of approximately $84,000 in sales related to our contract with the Office of U.S. Naval Research.   These decreases were partially offset by approximately $32,000 more DSU sales, or  an increase of 25%, and $16,000 more in revenue related to the STERIS project for the three months ended June 30, 2011 compared to the same period in 2010.

Cost of Goods Sold

Cost of goods sold was approximately $434,000 for the three months ended June 30, 2011 compared to approximately $527,000 for the three months ended June 30, 2010. The decrease of approximately $93,000, or 18%, in cost of goods sold is primarily related to our contract with the Office of U.S. Naval Research, where cost of goods sold decreased by approximately $49,000 and a $62,000 reduction in cost of sales of our MD filters in our Target European Market.  These decreases were partially offset by increased cost of goods sold of approximately $18,000 related to DSU sales for the three months ended June 30, 2011 compared to the same period in 2010.

Research and Development

Research and development expenses were approximately $112,000 and $71,000 respectively, for the three months ended June 30, 2011 and June 30, 2010. This increase of approximately $41,000 or 58% is primarily due to an increase in research and development personnel related costs of approximately $34,000 during the three months ended June 30, 2011 compared to the same period in 2010.

Depreciation Expense

Depreciation expense was approximately $24,000 for the three months ended June 30, 2011 compared to approximately $32,000 for the three months ended June 30, 2010, a decrease of 25%. The decrease of approximately $8,000 is primarily due to several assets having been fully depreciated as of year-end 2010 resulting in no depreciation expense for those assets during the three months ended June 30, 2011. There were no disposals of assets during the three months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $665,000 for the three months ended June 30, 2011 compared to approximately $545,000 for the three months ended June 30, 2010, an increase of $120,000 or 22%. The increase is primarily due to a $79,000 bonus expense and $46,000 of severance cost in Europe.  These increases were partially offset by a reduction in legal and other professional service fees in the U.S. of approximately $64,000.

Interest Income

Interest income was approximately $1,000 for the three months ended June 30, 2011 and 2010, respectively.

Interest Expense

There was no interest expense for the three months ended June 30, 2011 or the three months ended June 30, 2010.

Other expense

Other expense in the amount of approximately $5,000 for the three months ended June 30, 2011 was a foreign currency loss on invoices paid to an international suppler.  There was no other expense for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues

Total revenues for the six months ended June 30, 2011 were approximately $1,318,000 compared to approximately $1,799,000 for the six months ended June 30, 2010. Total revenues decreased approximately $481,000. The decrease of approximately 27% is due to decreased revenue of approximately $420,000, or 63%, during the six months ended June 30, 2011 over the same period in 2010, related to our contract with the Office of U.S. Naval Research, and a $148,000 reduction in sales of our MD filters in our Target European Market. These decreases were partially offset by approximately $54,000 more DSU sales, or 22%, and $33,000 more in revenue related to the STERIS project for the six months ended June 30, 2011 compared to the same period in 2010.

Cost of Goods Sold

Cost of goods sold was approximately $916,000 for the six months ended June 30, 2011 compared to approximately $1,127,000 for the six months ended June 30, 2010. The decrease of approximately $211,000, or 19%, in cost of goods sold is primarily related to our contract with the Office of U.S. Naval Research, where cost of goods sold decreased by approximately $222,000, and a $67,000 reduction in cost of sales of our MD filters in our Target European Market. These decreases were partially offset by increased cost of goods sold of approximately $57,000 related to DSU sales and $21,000 more in costs related to the STERIS project for the six months ended June 30, 2011 compared to the same period in 2010.

Research and Development

Research and development expenses were approximately $204,000 and $143,000 respectively, for the six months ended June 30, 2011 and June 30, 2010. This increase of approximately $61,000 or 43% is primarily due to an increase in research and development personnel related costs of approximately $58,000 during the six months ended June 30, 2011 compared to the same period in 2010.

Depreciation Expense

Depreciation expense was approximately $48,000 for the six months ended June 30, 2011 compared to approximately $68,000 for the six months ended June 30, 2010, a decrease of 29%. The decrease of approximately $20,000 is primarily due to several assets having been fully depreciated as of year-end 2010 resulting in no depreciation expense for those assets during the six months ended June 30, 2011. There were no disposals of assets during the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,394,000 for the six months ended June 30, 2011 compared to approximately $1,353,000 for the six months ended June 30, 2010, an increase of $41,000 or 3%. The increase is primarily due to $79,000 bonus expense, an increase in stock compensation expense of $115,000, and $45,000 of severance costs during the six months ended June 30, 2011 compared to the same period in 2010. These increases were partially offset by a reduction in U.S. salary expense of $101,000 and a reduction in legal and other professional service fees in the U.S. of approximately $104,000 during the six months ended June 30, 2011 compared to the same period in 2010.

Interest Income

Interest income was approximately $1,000 for the six months ended June 30, 2011 compared to approximately $1,000 for the six months ended June 30, 2010.

Interest Expense

Interest expense was approximately $12,000 for the six months ended June 30, 2011. This interest relates to interest accrued on the $500,000 senior secured note issued to Lambda Investors LLC, which was paid in March 2011. We had no interest expense for the six months ended June 30, 2010.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs of $40,000 for the six months ended June 30, 2011 is associated with the senior secured note issued to Lambda Investors LLC and paid in March 2011. These capitalized costs have been fully amortized as of June 30, 2011. There was no amortization of debt issuance costs in the six months ended June 30, 2010 as there was no debt during that period.

Other expense

Other expense in the amount of approximately $14,000 for the six months ended June 30, 2011 was a foreign currency loss on invoices paid to an international supplier.  Other expense in the amount of approximately $2,000 for the six months ended June 30, 2010 was a currency loss related to an international funds transfer.

Liquidity and Capital Resources

At June 30, 2011, we had an accumulated deficit of approximately $93,217,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, licensing revenue and, most recently, the March 2011 rights offering and concurrent private placement.

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

At June 30, 2011, we had cash and cash equivalents totaling approximately $1,713,000 and tangible assets of approximately $2,794,000.

The Company entered into a License Agreement with Bellco, as licensee, which is discussed in Footnote 12, Subsequent Events.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. These fixed payments of €1,850,000 or approximately $2,600,000, take place over the next eighteen months.  Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of Products sold in the Territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.  The first fixed payment of €500,000 was received in July 2011.  Anticipated payments from this License Agreement will be a positive source of cash flow to the Company.

As of the date of this report, we estimate that these cash flows would allow us to keep operating only into the second quarter of 2013. Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in our Company. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $1,088,000 for the six months ended June 30, 2011 compared to approximately $719,000 for the six months ended June 30, 2010. The most significant items contributing to this increase of approximately $369,000 in cash used in operating activities during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 are highlighted below:

•	during the 2011 period, our net loss increased by approximately $416,000;

•	during the 2011 period, depreciation expense decreased by approximately $20,000;

•	our accounts receivable increased by approximately $239,000 during the 2011 period compared to an increase of approximately $78,000 during the 2010 period;

•	our accounts payable and accrued expenses decreased by approximately $274,000 in the aggregate in the 2011 period compared to an increase of approximately $192,000 in the 2010 period; and

•	our inventory decreased by approximately $410,000 during the 2011 period compared to an increase of approximately $101,000 during the 2010 period.

Offsetting the above changes are the following items:

•	during the 2011 period, our stock-based compensation expense, a non-cash expense, increased by approximately $116,000;

•	during the 2011 period, we recorded deferred revenue of $33,000, whereas there was no deferred revenue in the 2010 period;

•	during the 2011 period, we recorded amortization of debt issuance costs of $40,000, whereas there was no amortization of debt issuance costs in the 2010 period;

•	during the 2011 period, we recorded non-cash interest of $12,000, whereas there was no non-cash interest in the 2010 period;

•	our prepaid expenses and other assets decreased by approximately $92,000 in the 2011 period compared to a decrease of approximately $44,000 in the 2010 period.

Net cash provided by financing activities was approximately $2,550,000 for the six months ended June 30, 2011, resulting from the issuance of stock, providing cash of $3,190,000, which was partially offset by the payment of debt of $500,000 and the payment of deferred financing costs of $140,000. Financing activities provided net cash of approximately $72,000 for the six months ended June 30, 2010 resulting from the issuance of common stock due to exercise of stock options.

There was no cash provided or used in investing activities for the six months ended June 30, 2011 or during the 2010 comparable period.

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

Safe Harbor for Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

•	we may not be able to continue as a going concern;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan or effectively market our products including, without limitation, FDA approval of our HDF system;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may encounter problems with our suppliers and manufacturers;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended and our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the six month periods ended June 30, 2011 and 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Exchange Act is accumulated and communicated to management in a timely manner. At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our acting Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of  our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15(b). Based upon that evaluation, our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting

Our Management, with the participation of the acting Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting, that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

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

Item 6. Exhibits

EXHIBIT INDEX

10.1	License Agreement between Nephros, Inc. and Bellco S.r.1. effective July 1, 2011. (1)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

(1)          Incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 15, 2011	By:	/s/ Paul A. Mieyal
	Name:	Paul A. Mieyal
	Title:	Acting Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	License Agreement between Nephros, Inc. and Bellco S.r.1. effective July 1, 2011. (1)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

(1)          Incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.