Form 10-Q
period 2011-09-30
NEPHROS INC
filed 2011-11-14
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011
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

___________________________________________________________________
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
☐ YES ☒ NO

As of November 7, 2011, 10,473,134 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,117	$240
Accounts receivable	203	326
Inventory, less allowances of $18	396	726
Prepaid expenses and other current assets	132	190
Total current assets	2,848	1,482
Property and equipment, net	37	108
Total assets	$2,885	$1,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$-	$500
Accounts payable	427	441
Accrued expenses	105	481
Deferred revenue	500	33
Total current liabilities	1,032	1,455

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2011 and December 31, 2010; no shares issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 90,000,000 authorized at September 30, 2011 and December 31, 2010; 10,065,118 and 2,090,552 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	10	2
Additional paid-in capital	95,398	92,019
Accumulated other comprehensive income	75	22
Accumulated deficit	(93,630)	(91,908)
Total stockholders’ equity	1,853	135
Total liabilities and stockholders’ equity	$2,885	$1,590

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues:
Product revenues	$220	$622	$1,538	$2,421
Licensing revenues	187	-	187	-
Total net revenues	407	622	1,725	2,421
Cost of goods sold	98	319	1,014	1,446
Gross margin	309	303	711	975
Operating expenses:
Research and development	131	116	335	259
Depreciation and amortization	23	30	71	98
Selling, general and administrative	580	550	1,974	1,903
Total operating expenses	734	696	2,380	2,260
Loss from operations	(425)	(393)	(1,669)	(1,285)
Interest income	2	-	3	1
Interest expense	-	-	(12)	-
Amortization of debt issuance costs	-	-	(40)	-
Other income (expense)	10	18	(4)	16
Net loss	$(413)	$(375)	$(1,722)	$(1,268)
Net loss per common share, basic and diluted	$(0.04)	$(0.18)	$(0.21)	$(0.61)

Weighted average common shares outstanding, basic and diluted	10,065,118	2,090,552	8,071,476	2,085,889

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Operating activities
Net loss	$(1,722)	$(1,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	71	98
Non-cash stock-based compensation	197	70
Deferred revenue	484	67
Amortization of debt issuance costs	40	-
Noncash interest	12	-
Decrease in operating assets:
Accounts receivable	137	168
Inventory	350	28
Prepaid expenses and other current assets	58	67
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(306)	129
Net cash used in operating activities	(679)	(641)
Investing activities
Purchase of property and equipment	-	(6)
Net cash provided by (used in) investing activities	-	(6)
Financing activities
Repayment of debt	(500)	-
Payment of financing costs	(140)	-
Proceeds from stock options exercised	-	72
Proceeds from issuance of common stock	3,190	-
Net cash provided by financing activities	2,550	72
Effect of exchange rates on cash	6	(8)
Net increase (decrease) in cash	1,877	(583)
Cash, beginning of period	240	1,004
Cash, end of period	$2,117	$421
Supplemental disclosure of cash flow information
Cash paid for taxes	$4	$2

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation and Going Concern

Reverse Stock Split

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

The Company has incurred significant losses in operations in each quarter since inception. For the nine months ended September 30, 2011 and 2010, the Company has incurred net losses of $1,722,000 and $1,268,000, respectively. In addition, the Company has not generated positive cash flow from operations for the nine months ended September 30, 2011 and 2010. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

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

On March 10, 2011 the Company completed its rights offering and a private placement that together resulted in gross proceeds of approximately $3.2 million. The aggregate net proceeds were approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions which approximated $200,000, the repayment of the $500,000 note issued to Lambda Investors, LLC, plus $26,650 of accrued interest thereon, the payment of an 8% sourcing/transaction fee of $40,000 in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

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

On June 27, 2011, the Company entered into a License Agreement,  effective July 1, 2011, with Bellco S.r.l., as licensee (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively.  These fixed payments of €1,850,000 or approximately $2,600,000, take place over the next fifteen months.  The first fixed payment was received in July 2011.  Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of products sold in the territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.   Anticipated payments from this License Agreement will be a positive source of cash flow to the Company.

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

2. Concentration of Credit Risk

For the nine months ended September 30, 2011 and 2010, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2011	2010
A	53%	49%
B	21%	31%

As of September 30, 2011 and December 31, 2010, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Customer	2011	2010
A	-	72%
B	39%	12%
C	22%	-

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

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criteria of ASC Topic 605 are met. Product revenue is recorded net of returns and allowances. All costs and duties relating to delivery are absorbed by Nephros. Shipments for all products are currently received directly by the Company’s customers.

On June 27, 2011, the Company entered into a License Agreement,  effective July 1, 2011, with Bellco S.r.l., as licensee (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively.   The Company recognizes the fixed licensing revenue on a straight line basis over the forty-two month period which they cover.  Any difference between payments and recognized revenue is reported as deferred revenue.

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

The Company granted 612,500 stock options during the nine months ended September 30, 2011 to employees, non-employee directors and consultants. These stock options vest 40% immediately and the remaining 60% annually over a three-year period and will be expensed over the applicable vesting period. The fair value of all stock-based awards granted during the nine months ended September 30, 2011 was approximately $267,000.

The following assumptions were used for options granted for the nine months ended September 30, 2011.

Assumptions for Option Grants	Nine Months Ended September 30, 2011
Risk-free interest rate	2.31 - 2.42%
Volatility	122%
Expected dividend yield	—
Expected term	5.5 yrs

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Stock-based compensation expense was approximately $197,000 and $70,000 for the nine months ended September 30, 2011 and 2010, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three and nine months ended September 30, 2011 and 2010, as the Company is in a net operating loss position. As of September 30, 2011, there was approximately $193,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.2 years. Such amount does not include the effect of future grants of equity compensation, if any. Of the total $193,000, the Company expects to recognize approximately 16% in the remaining interim periods of 2011, approximately 41% in 2012, approximately 36% in 2013 and approximately 7% in 2014.

5. Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. As of September 30, 2011 and December 31, 2010, accumulated other comprehensive income was approximately $75,000 and $22,000, respectively.

6. Loss per Common Share

In accordance with ASC 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is anti-dilutive, the Company has excluded stock options and warrants aggregating 17,546,200 and 454,255 shares, respectively, from the computation of diluted EPS for the nine-month periods ended September 30, 2011 and 2010, respectively.

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

The Company had no financial assets held at fair value at September 30, 2011 or December 31, 2010.

10. Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method. The Company’s inventory as of September 30, 2011 and December 31, 2010 was approximately as follows:

	Unaudited	Audited
	September 30, 2011	December 31, 2010
Raw Materials	$-	$264,000
Finished Goods	414,000	480,000
Total Gross Inventory	414,000	744,000
Less: Inventory reserve	(18,000)	(18,000)
Total Inventory	$396,000	$726,000

11. Commitments and Contingencies

Suppliers

The Company entered into an agreement in December 2003, and amended in June 2005, with a fiber supplier (“FS”), a manufacturer of medical and technical membranes for applications like dialysis, to continue to produce the fiber for the OLpur MDHDF filter series.  Pursuant to the agreement, FS is the Company’s exclusive provider of the fiber for the OLpur MDHDF filter series in the European Union as well as certain other territories.  On January 18, 2010, the FS notified the Company that it exercised its right to terminate the supply agreement.  Termination of the supply agreement was effective on July 18, 2010.  On June 27, 2011, the Company entered into a License Agreement,  effective July 1, 2011, with Bellco S.r.l., as licensee (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters.  The Company does not need to procure fiber for the OLpur MDHDF filter series as a result of this License Agreement.

12. Subsequent Events

On October 18, 2011, Nephros, Inc. issued a press release announcing that its Post-Effective Amendment No. 2 to Registration Statement on Form S-1 (Registration Number 333-169728) was declared effective on October 18, 2011 by the Securities and Exchange Commission.

As of November 7, 2011, shareholders have exercised 8,828,471 warrants resulting in the issuance of 408,016 common shares.

On November 10, 2011 the Company  announced that it has received the initial review by the Food and Drug Administration (“FDA”) of the 510(k) application for marketing clearance of the company’s hemodiafiltration system. On August 11, 2011 the Company submitted a new 510(k) application to market its hemodiafiltration (HDF) system for end-stage renal disease.  On November 8, 2011 the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. As the next step, the Company will respond to the FDA’s request for more information.  The Company intends to provide its response within 30 days or request an extension of time to respond, if necessary.

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

We currently have three products in various stages of development in the HDF modality to deliver improved therapy to ESRD patients:

•
OLpur MDHDF filter series (which we sell in various countries in Europe and currently consists of our MD190 and MD220 diafilters); we believe that it is the only filter designed expressly for HDF therapy and employs our proprietary Mid-Dilution Diafiltration technology;

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

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. On August 11, 2011, Nephros filed a new 510(k) application with the FDA for clearance of the Company’s hemodiafiltration (HDF) system for end-stage renal disease. Upon issuance of a 510(k) application tracking number, the application is subject to the FDA’s standard 90-day review period.  Nephros believes that, if approved, its technology would be the first FDA-approved on-line HDF therapy available in the U.S. The prior decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

On June 27, 2011, the Company entered into a license agreement, effective as of July 1, 2011, with Bellco S.r.1. as licensee, an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon the written approval of Nephros, other European countries where Nephros does not sell the Products as well as non-European countries, all such countries herein referred to as the Territory. In addition, if requested by Nephros, Bellco will be required to sell the Products to Nephros’ distributors in the Territory.

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

The Association for the Advancement of Medical Instruments' (AAMI) adoption of more stringent water purity standards for dialysis applications as well as observational studies showing a significant reduction in required erythropoietin dosing when the Nephros DSU is utilized during dialysis therapy has significantly increased interest in the product.  We have filed a special 510(k) application for our SSU and MSU filters to enable these products to be used in dialysis applications.  We expect to realize accelerating product sales to the U.S. dialysis market as a combined result of these driving factors.  We also expect to realize initial sales of DSU products to dialysis markets outside the U.S. in 2012.

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

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra-filter. In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we billed approximately $900,000 during the twenty months ended August 2009. In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for continued development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract and is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes. Approximately $1,625,000 of revenue has been recognized on this new project since September 2009 of which approximately $356,000 was recognized on this project during the nine months ended September 30, 2011.

During 2010, in response to a Request For Information (RFI) from the U.S. Army, we submitted its UF-40 ultrafilter for consideration as part of the standard issue hydration pack for soldiers in the field. We have been informed by the U.S. Army Public Health Command that its UF-40 filter has been validated to meet the military’s NSF P248 standard for emergency military operations as a microbiological water purifier. We believe that our UF-40 filter is the only stand-alone filter to date to have met the performance criteria of the NSF P248 standard without secondary disinfection steps. The Army has not to date issued a Request For Proposal (RFP), and we have no information regarding when or if an RFP applicable to the UF-40 ultrafilter may be put forth by the U.S. Army.

We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. We received an initial payment upon entering into the agreement of $40,000 and were eligible to receive additional payments upon successful completion of product development milestones. During 2010, we completed the initial milestone under the joint collaboration agreement with STERIS Corporation and completed the remaining milestones under the agreement during the first three quarters of 2011.  Completion of these milestones resulted in aggregate payments to us of $100,000.

On June 27, 2011, the Company entered into a license agreement, effective July 1, 2011, with Bellco S.r.1., as licensee, an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products.

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

In exchange for the rights granted to it under the agreement through December 31, 2014, Bellco agreed to pay Nephros installment payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. The first payment was received in July 2011.  Such installment payments, herein referred to as the Installment Payments, are Bellco’s sole financial obligations through December 31, 2014. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of Products sold in the Territory as follows: for the first 103,000 units sold, Bellco will pay €4.50 per unit; thereafter, Bellco will pay €4.00 per unit. Bellco must meet minimum sales targets of 15,000 units in each quarter of 2015 and 2016. If Bellco fails to meet a quarterly minimum, the license in Italy, France, Belgium, Spain and Canada will, at the discretion of Nephros, convert to a non-exclusive one. All sums payable under the agreement will be paid in Euros, as adjusted to account for currency exchange fluctuations between the Euro and the U.S. dollar that occur between July 1, 2011, the effective date of the agreement, and the date of payment.

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

The term of the agreement is from July 1, 2011 through December 31, 2016, or until earlier terminated by either party as follows. Either party may terminate immediately after giving notice of a breach of any material obligation or upon the insolvency or bankruptcy of the other party, in each case that remains uncured after the expiration of a 30-day cure period. In addition, in the event the agreement is terminated by Bellco on or prior to December 31, 2014 due to a material breach by Nephros that causes any of the patents underlying the Products to lapse, Nephros will be required to reimburse Bellco any of the Installment Payments paid by Bellco prior to the date of termination. Finally, Nephros may terminate the agreement immediately for the following reasons: Bellco’s failure to cure a monetary default within 30 days of being provided notice of such default; in the event any required permit of Bellco expires, is not approved, is not issued, or is terminated, revoked, withdrawn or deactivated; and in respect of any calendar year commencing January 1, 2015, if aggregate royalties payable to Nephros fall below €270,000.

The parties are subject to standard indemnification obligations.

On June 27, 2011, Nephros issued a press release announcing its entry into the license agreement.  The description of the license agreement set forth above is not complete and is qualified in its entirety by reference to the agreement, which is attached as Exhibit 10.1 to this report and is incorporated by reference.

On July 21, 2011 the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration to market its MSU and SSU ultrafilters to filter out biological contaminants from water and bicarbonate solution used in hemodialysis procedures.

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

Under the agreement, Nephros will pay DHR International a retainer consisting of $100,000 in cash and equity worth $25,000. The cash retainer is due in three equal installments. The first retainer payment was due and paid on execution of the agreement. The second retainer was due and paid when Nephros began the first round of interviews during the third quarter and the third retainer is due upon a candidate’s acceptance of an offer from Nephros. The stock portion of the retainer is in the form of an option for 20,000 shares of common stock with an exercise price of $1.25 per share, which was the closing price of our common stock on July 25, 2011 as reported on the Over-the-Counter Bulletin Board. The option is fully vested and has a term of 10 years.

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

On July 26, 2011, Nephros issued a press release that reported, among other things, the amount of revenue Nephros has received for the first six months of 2011 from the Office of Naval Research for work related to an advanced water purification system for military field use that Nephros is developing using its proprietary dual stage cold sterilization ultrafilter as the basis of the portable system. For 2011, Nephros has generated approximately $356,000 of revenue through September 30 from its U.S. Defense Department project.
On July 26, 2011, Nephros issued a press release that provided a corporate update on its operations and strategy.

On August 11, 2011 Nephros submitted a new 510(k) application to market its leading-edge hemodiafiltration (HDF) system for end-stage renal disease. The application will be subject to the FDA’s standard 90-day review period. The application details Nephros’s OLpur MD220 diafilter and Nephros’s OLpur H 2 H Hemodiafiltration module. Nephros’s OLpur MD220 is a dialyzer designed expressly for HDF therapy that employs Nephros’s proprietary Mid-Dilution diafiltration technology. Nephros’s OLpur H 2 H Hemodiafiltration module enables the most common types of standard dialysis machines to perform HDF therapy. Nephros believes that, if approved, its technology would be the first approved on-line HDF therapy available in the U.S.

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

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues

Total revenues for the three months ended September 30, 2011 were approximately $407,000 compared to approximately $622,000 for the three months ended September 30, 2010.  Total revenues decreased approximately $215,000.  The decrease of approximately 35% is due to decreased revenue of approximately $330,000 in direct sales of our MD filters in our Target European Market, approximately $19,000 less DSU sales, and decreased revenue of approximately $73,000 related to the STERIS project.  These decreases were partially offset by approximately $20,000 higher sales related to our contract with the Office of U.S. Naval Research and $187,000 of Bellco licensing revenue for the three months ended September 30, 2011 compared to the same period in 2010.

Cost of Goods Sold

Cost of goods sold was approximately $98,000 for the three months ended September 30, 2011 compared to approximately $319,000 for the three months ended September 30, 2010. The decrease of approximately $221,000, or 69%, in cost of goods sold is primarily related to a $242,000 reduction in cost of direct sales of our MD filters in our Target European Market, which have been replaced by licensed sales which carried no cost of goods sold for the three months ended September 30, 2011, and a decrease in cost of goods sold related to the STERIS project of approximately $40,000 for the three months ended September 30, 2011 compared to the same period in 2010.  This reduction was partially offset by our contract with the Office of U.S. Naval Research, where cost of goods sold increased by approximately $19,000, and a $42,000 increase in cost of sales related to DSU sales for the three months ended September 30, 2011 compared to the same period in 2010.

Research and Development

Research and development expenses were approximately $131,000 and $116,000 respectively, for the three months ended September 30, 2011 and September 30, 2010. This increase of approximately $15,000 or 13% is primarily due to an increase in research and development outside testing, computer hardware, and water costs of approximately $41,000, partially offset by a decrease in research and development personnel costs of approximately $10,000 and a decrease in military materials expense of approximately $16,000 during the three months ended September 30, 2011 compared to the same period in 2010.

Depreciation Expense

Depreciation expense was approximately $23,000 for the three months ended September 30, 2011 compared to approximately $30,000 for the three months ended September 30, 2010, a decrease of 23%. The decrease of approximately $7,000 is primarily due to several assets having been fully depreciated as of year-end 2010 resulting in no depreciation expense for those assets during the three months ended September 30, 2011. There were no disposals of assets during the three months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $580,000 for the three months ended September 30, 2011 compared to approximately $550,000 for the three months ended September 30, 2010, an increase of $30,000 or 5%. The increase is primarily due to $78,000 of recruiting fees during the three months ended September 30, 2011 and an increase of approximately $11,000 of compensation expense related to stock options during the three months ended September 30, 2011 compared to the same period in 2010.  These increases were partially offset by a reduction in legal and other professional service fees in the U.S. of approximately $29,000 during the three months ended September 30, 2011 compared to the same period in 2010.

Interest Income

Interest income was approximately $2,000 for the three months ended September 30, 2011.  There was no interest income for the three months ended September 30, 2010.

Interest Expense

There was no interest expense for the three months ended September 30, 2011 or the three months ended September 30, 2010.

Other income

Other income in the amount of approximately $10,000 for the three months ended September 30, 2011 was a foreign currency gain on invoices paid to an international suppler.  Other income for the three months ended September 30, 2010 of approximately $18,000 resulted from the reversal of a prior year’s accrual determined to no longer be necessary.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

Total revenues for the nine months ended September 30, 2011 were approximately $1,725,000 compared to approximately $2,421,000 for the nine months ended September 30, 2010.  Total revenues decreased approximately $696,000. The decrease of approximately 29% is due to decreased revenue of approximately $400,000, or 53%, during the nine months ended September 30, 2011 over the same period in 2010, related to our contract with the Office of U.S. Naval Research, a $478,000 reduction in sales of our MD filters in our Target European Market, and a $40,000 reduction in STERIS project sales.  These decreases were partially offset by approximately $35,000 more DSU sales, or 9%, and $187,000 in revenue related to the Bellco license agreement for the nine months ended September 30, 2011 compared to the same period in 2010.

Cost of Goods Sold

Cost of goods sold was approximately $1,014,000 for the nine months ended September 30, 2011 compared to approximately $1,446,000 for the nine months ended September 30, 2010. The decrease of approximately $432,000, or 30%, in cost of goods sold is primarily related to our contract with the Office of U.S. Naval Research, where the cost of goods sold decreased by approximately $203,000, a $309,000 reduction in cost of sales of our MD filters in our Target European Market, and a $19,000 reduction in costs related to the STERIS project. These decreases were partially offset by increased cost of goods sold of approximately $99,000 related to DSU sales for the nine months ended September 30, 2011 compared to the same period in 2010.

Research and Development

Research and development expenses were approximately $335,000 and $259,000 respectively, for the nine months ended September 30, 2011 and September 30, 2010. This increase of approximately $76,000 or 29% is primarily due to an increase in research and development personnel related costs of approximately $48,000 and an increase in outside testing costs of approximately $23,000 during the nine months ended September 30, 2011 compared to the same period in 2010.

Depreciation Expense

Depreciation expense was approximately $71,000 for the nine months ended September 30, 2011 compared to approximately $98,000 for the nine months ended September 30, 2010, a decrease of 28%. The decrease of approximately $27,000 is primarily due to several assets having been fully depreciated as of year-end 2010 resulting in no depreciation expense for those assets during the nine months ended September 30, 2011. There were no disposals of assets during the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,974,000 for the nine months ended September 30, 2011 compared to approximately $1,903,000 for the nine months ended September 30, 2010, an increase of $71,000 or 4%. The increase is primarily due to a $79,000 bonus expense, an increase in stock compensation expense of $127,000, a $23,000 increase in investor relations costs, and $78,000 of recruiting fees during the nine months ended September 30, 2011 compared to the same period in 2010. These increases were partially offset by a reduction in U.S. salary expense of $99,000 and a reduction in legal and other professional service fees in the U.S. of approximately $134,000 during the nine months ended September 30, 2011 compared to the same period in 2010.

Interest Income

Interest income was approximately $3,000 for the nine months ended September 30, 2011 compared to approximately $1,000 for the nine months ended September 30, 2010.

Interest Expense

Interest expense was approximately $12,000 for the nine months ended September 30, 2011. This interest relates to interest accrued on the $500,000 senior secured note issued to Lambda Investors LLC, which was paid in March 2011. We had no interest expense for the nine months ended September 30, 2010.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs of $40,000 for the nine months ended September 30, 2011 is associated with the senior secured note issued to Lambda Investors LLC and paid in March 2011. These capitalized costs have been fully amortized as of September 30, 2011. There was no amortization of debt issuance costs in the nine months ended September 30, 2010 as there was no debt during that period.

Other income/expense

Other expense in the amount of approximately $4,000 for the nine months ended September 30, 2011 was a foreign currency loss on invoices paid to an international supplier.  Other income in the amount of approximately $16,000 for the nine months ended September 30, 2010 resulted from the reversal of a prior year’s accrual determined to no longer be necessary.

Liquidity and Capital Resources

At September 30, 2011, we had an accumulated deficit of approximately $93,630,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, licensing revenue and, most recently, the March 2011 rights offering and concurrent private placement.

Our future liquidity sources and requirements will depend on many factors, including:

•	receipt of scheduled payments per the Bellco S.r.l. license agreement;

•	the cost, timing and results of our efforts to obtain regulatory approval of our products, including specifically our 510(k) application for our HDF system;

•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

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

 At September 30, 2011, we had cash and cash equivalents totaling approximately $2,117,000 and tangible assets of approximately $2,885,000.

The Company entered into a License Agreement with Bellco, as licensee, which is discussed in the Business Overview.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. These fixed payments of €1,850,000 or approximately $2,600,000, take place over the next fifteen months.  Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of Products sold in the Territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.  The first fixed payment of €500,000 was received in July 2011.  Anticipated payments from this License Agreement will be a positive source of cash flow to the Company.

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

Net cash used in operating activities was approximately $679,000 for the nine months ended September 30, 2011 compared to approximately $641,000 for the nine months ended September 30, 2010. The most significant items contributing to this increase of approximately $38,000 in cash used in operating activities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 are highlighted below:

•	during the 2011 period, our net loss increased by approximately $454,000, compared to the 2010 period;

•	during the 2011 period, depreciation expense decreased by approximately $27,000, compared to the 2010 period;

•	our accounts receivable decreased by approximately $137,000 during the 2011 period compared to a decrease of approximately $168,000 during the 2010 period;

•	our accounts payable and accrued expenses decreased by approximately $306,000 in the aggregate during the 2011 period compared to an increase of approximately $129,000 during the 2010 period;

•	our prepaid expenses and other assets decreased by approximately $58,000 during the 2011 period compared to a decrease of approximately $67,000 during the 2010 period: and

•	our inventory decreased by approximately $350,000 during the 2011 period compared to a decrease of approximately $28,000 during the 2010 period.

Offsetting the above changes are the following items:

•	during the 2011 period, our stock-based compensation expense, a non-cash expense, increased by approximately $127,000;

•	during the 2011 period, we recorded amortization of debt issuance costs of $40,000, whereas there was no amortization of debt issuance costs in the 2010 period; and

•	during the 2011 period, we recorded non-cash interest of $12,000, whereas there was no non-cash interest in the 2010 period.

Net cash used in investing activities was approximately $6,000 for the nine months ended September 30, 2010 and there was no net cash used in investing activities for the nine months ended September 30, 2011. Net cash used in investing activities for the nine months ended September 30, 2010 was for the purchase of tooling equipment.

Net cash provided by financing activities was approximately $2,550,000 for the nine months ended September 30, 2011, resulting from the issuance of stock, providing cash of $3,190,000, which was partially offset by the payment of debt of $500,000 and the payment of deferred financing costs of $140,000.  Financing activities provided net cash of approximately $72,000 for the nine months ended September 30, 2010 resulting from the issuance of common stock due to exercise of stock options.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the nine month periods ended September 30, 2011 and 2010.

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

Changes in Internal Control Over Financial Reporting

Our Management, with the participation of the acting Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting, that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

PART II –   OTHER INFORMATION

Item 1. Legal Proceedings

There are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 5. Other Information

On November 10, 2011 the Company  announced that it has received the initial review by the Food and Drug Administration (“FDA”) of the 510(k) application for marketing clearance of the company’s hemodiafiltration system. On August 11, 2011 the Company submitted a new 510(k) application to market its hemodiafiltration (HDF) system for end-stage renal disease.  On November 8, 2011 the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. As the next step, the Company will respond to the FDA’s request for more information.  The Company intends to provide its response within 30 days or request an extension of time to respond, if necessary.

Item 6. Exhibits

EXHIBIT INDEX

10.1	License Agreement between Nephros, Inc. and Bellco S.r.1. effective July 1, 2011. (1)

10.2	Letter Agreement, dated July 27, 2011, between Nephros, Inc. and DHR International, Inc., entered into as of July 25, 2011. (2)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

(1)          Incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(2)           Incorporated by reference to Exhibit 10.63 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: November 14, 2011	By:	/s/ Paul A. Mieyal
	Name:	Paul A. Mieyal
	Title:	Acting Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	License Agreement between Nephros, Inc. and Bellco S.r.1. effective July 1, 2011. (1)

10.2	Letter Agreement, dated July 27, 2011, between Nephros, Inc. and DHR International, Inc., entered into as of July 25, 2011. (2)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

(1) Incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(2) Incorporated by reference to Exhibit 10.63 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011.