Form 10-K
period 2011-12-31
NEPHROS INC
filed 2012-03-22
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2011, was approximately $4,752,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Over the Counter Bulletin Board on June 30, 2011.  For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2011.

As of March 13, 2012 there were 10,641,630 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement (the “2012 Proxy Statement”) which will be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The 2012 Proxy Statement will be filed within 120 days of December 31, 2011.

NEPHROS, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Annual Report on Form 10-K, is set forth in our filings with the SEC, including our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. On August 11, 2011, Nephros filed a new 510(k) application with the FDA for clearance of the Company~~’~~s hemodiafiltration (HDF) system for end-stage renal disease. On November 8, 2011 the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. The Company provided answers to the FDA’s request in early February 2012 and awaits further communication from the FDA. We believe that, if approved, our technology would be the first FDA-approved on-line HDF therapy available in the U.S. The prior decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

In January 2006, we introduced our DSU water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpur H2H and MD Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With over 5,800 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of January 3, 2012), we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration.

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

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter. In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we billed approximately $900,000 during the twenty months ended August 2009. In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for continued development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract and is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes. Approximately $1,723,000 of revenue has been recognized on this new project since September 2009 of which approximately $463,000 and $846,000 has been billed to this second project during the years ended December 31, 2011 and 2010, respectively.

During 2010, in response to a Request For Information (RFI) from the U.S. Army, we submitted its UF-40 ultrafilter for consideration as part of the standard issue hydration pack for soldiers in the field. We have been informed by the U.S. Army Public Health Command that its UF-40 filter has been validated to meet the military’s NSF P248 standard for emergency military operations as a microbiological water purifier. We believe that our UF-40 filter is the only stand-alone filter to date to have met the performance criteria of the NSF P248 standard without secondary disinfection steps. The Army has not to date issued a Request For Proposal (RFP), and we have no information regarding when or if an RFP applicable to the UF40 ultrafilter may be put forth by the U.S. Army.

We have also introduced the DSU to various government agencies as a solution to providing potable water in certain emergency response situations. We have also begun investigating a range of commercial, industrial and retail opportunities for our DSU technology.

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. We received an initial payment upon entering into the agreement of $40,000 and were eligible to receive additional payments upon successful completion of product development milestones. During 2010, we completed the initial milestone under the joint collaboration agreement with STERIS Corporation and completed the remaining milestones under the agreement during the first three quarters of 2011.  Completion of these milestones resulted in aggregate payments to us of $100,000 during 2010, of which approximately $67,000 was recognized in 2010 and approximately $33,000 was recognized in 2011. The remaining milestones, when completed, will result in additional payments of $60,000.

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

The term of the agreement is from July 1, 2011 through December 31, 2016, or until earlier terminated by either party as follows. Either party may terminate immediately after giving notice of a breach of any material obligation or upon the insolvency or bankruptcy of the other party, in each case that remains uncured after the expiration of a 30-day cure period. In addition, in the event the agreement is terminated by Bellco on or prior to December 31, 2014 due to a material breach by Nephros that causes any of the patents underlying the Products to lapse, Nephros will be required to reimburse Bellco any of the Installment Payments paid by Bellco prior to the date of termination. Finally, Nephros may terminate the agreement immediately for the following reasons: Bellco’s failure to cure a monetary default within 30 days of being provided notice of such default; in the event any required permit of Bellco expires, is not approved, is not issued, or is terminated, revoked, withdrawn or deactivated; and in respect of any calendar year commencing January 1, 2015, if aggregate royalties payable to Nephros fall below €270,000.The parties are subject to standard indemnification obligations.

On June 27, 2011, Nephros issued a press release announcing its entry into the license agreement. The description of the license agreement set forth above is not complete and is qualified in its entirety by reference to the agreement, which is attached as Exhibit 10.62 to this report and is incorporated by reference.

On July 21, 2011 the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration to market its MSU and SSU ultrafilters to filter out biological contaminants from water and bicarbonate solution used in hemodialysis procedures.

The Nephros DSU, MSU, and SSU are FDA cleared devices for the filtration of biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures. Within the U.S., there are approximately 4,500 clinics providing over 50million dialysis treatments to 350,000 patients annually. To perform hemodialysis, ultrapure water is crucial to the production of dialysate. Dialysis clinics have water purification systems; however, microbial contaminants can originate from the water treatment system, the water distribution loop, or the dialysate concentrates. Nephros ultrafilters filter out substances down to the 0.005 micron level and address dialysate contamination at crucial points: after the reverse osmosis module and at the dialysis machine entrance from the water distribution loop. Nephros ultrafilters can be used as the last step in the water purification process to ensure that ultrapure water is used for dialysis procedures. Regular use of Nephros ultrafilters offers an affordable safety measure when utilized with modern water treatment systems and optimally maintained hemodialysis machines. Recent data have shown that the Nephros DSU, when used as part of the water purification system for dialysis systems, may reduce the required dosage of erythropoietin stimulating agents, which we believe will provide a unique benefit to patients.

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

In addition to the payments discussed above, Nephros will reimburse DHR International for indirect out-of-pocket expenses related to the executive search, such as administrative, database management and reproduction costs, which are estimated to run 12% of the aggregate retainer, and are payable in three equal installments to be billed at the same time as the three retainer installments. Nephros also must reimburse DHR International for any direct out-of-pocket expenses, such as travel and lodging, which will be billed monthly as incurred. Nephros has paid DHR for all billed indirect and direct out-of-pocket expenses.

In the event that Nephros hires a candidate provided by DHR International for any position other than chief executive officer, Nephros will be obligated to pay DHR International a fee equal to 33% of the individual’s projected first year total cash compensation.

If Nephros hires a candidate presented by DHR International and that individual is terminated, either voluntarily or involuntarily, within two years from the hiring date, DHR International will, at Nephros’ request, refill the position for no additional fee.

Nephros may cancel the agreement at any time. DHR International continues the search to recruit a chief executive officer for Nephros at this time.

On July 26, 2011, Nephros issued a press release that reported, among other things, the amount of revenue Nephros has received for the first six months of 2011 from the Office of Naval Research for work related to an advanced water purification system for military field use that Nephros is developing using its proprietary dual stage cold sterilization ultrafilter as the basis of the portable system. Nephros has generated approximately $463,000 and $846,000 of revenue during the years ended December 31, 2011 and 2010, respectively, from its U.S. Defense Department project.

On July 26, 2011, Nephros issued a press release that provided a corporate update on its operations and strategy.

On August 11, 2011 Nephros submitted a new 510(k) application to market its leading-edge hemodiafiltration (HDF) system for end-stage renal disease. The application details Nephros’ OLpur MD220 diafilter and Nephros’ OLpur H 2 H Hemodiafiltration module. Nephros’ OLpur MD220 is a dialyzer designed expressly for HDF therapy that employs Nephros’ proprietary Mid-Dilution diafiltration technology. Nephros’ OLpur H 2 H Hemodiafiltration module enables the most common types of standard dialysis machines to perform HDF therapy. On November 8, 2011 the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. The Company provided answers to the FDA’s request in early February 2012 and awaits further communication from the FDA. We believe that, if approved, our technology would be the first FDA-approved on-line HDF therapy available in the U.S. The prior decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred significant losses in operations in each quarter since inception. For the years ended December 31, 2011 and 2010, we incurred net losses of $2,360,000 and $1,933,000, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2011 and 2010. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

On March 10, 2011, we completed our rights offering and a private placement that together resulted in gross proceeds of approximately $3.2 million. The aggregate net proceeds were approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions which approximated $200,000, the repayment of the $500,000 note issued to Lambda Investors, LLC, plus $26,650 of accrued interest thereon, the payment of an 8% sourcing/transaction fee of $40,000 in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

After giving effect to the 1:20 reverse stock split on March 11, 2011, our stockholders subscribed for 4,964,854 units in the rights offering and we accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds to us from the sale of these units in the rights offering were approximately $2.0 million. We issued an aggregate of 4,964,854 shares of common stock and warrants to purchase an aggregate of approximately 4,590,171 million shares of our common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between us and Lambda Investors. We issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,577 shares of common stock. Of the $3.2 million in gross proceeds from the rights offering and the private placement, we received approximately $1.2 million in gross proceeds from the sale of units to Lambda Investors.

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

On June 27, 2011, we entered into a License Agreement, effective July 1, 2011, with Bellco S.r.l., as licensee (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters.  This Agreement provides us with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively.  The first two fixed payments have been received. The remaining fixed payment of €600,000 or approximately $778,000, will take place in January 2013.  Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to us a royalty based on the number of units of products sold per year in the territory as follows: for the first 103,000 units sold, €4.50 per unit; thereafter, €4.00 per unit.   Anticipated payments from this License Agreement will be a positive source of cash flow to the Company.

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

We have completed a series of longer term clinical studies in the United Kingdom, France, Germany, Italy and Spain to further demonstrate the therapeutic benefits of our OLpur MDHDF filter series. A multi-center study was started in March 2005. This study encompassed seven centers in France, five centers in Germany and one center in Sweden. Also commencing in 2005 were studies in the United Kingdom and in Italy. A three-month study was conducted in Spain. All enrolled patients in the multi-center and Spain studies completed the investigational period with the Nephros OLpur MDHDF filter devices. Data was very positive, demonstrating improved low-molecular weight protein removal, improvements in appetite, an overall improved distribution of fluids and body composition, and optimal toxin removal and treatment tolerance for patients suffering from limited vascular access. Data was presented at the American Society of Nephrology meeting held in 2006, and the European Dialysis and Transplantation annual meetings held in 2007 and 2008.

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

In the first quarter of 2007, we received approval from the FDA for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 filter. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.  Because the FDA had not provided us with any additional requests for information or rendered a decision on our application, we made additional inquiries to the FDA about the status of our application and, as of March 10, 2010, were informed that our application was still under their review process.

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  Another in-person meeting with the FDA took place on April 20, 2011 to discuss a proposal for submission of a new 510(k) application for its on-line HDF system.  On August 11, 2011 Nephros submitted a new 510(k) application to market its hemodiafiltration (HDF) system for end-stage renal disease.  The application is subject to the FDA’s standard 90-day review period.  The application details Nephros’ OLpur MD220 diafilter and Nephros’ OLpur H2H Hemodiafiltration module. Nephros’ OLpur MD220 is a dialyzer designed expressly for HDF therapy that employs Nephros’ proprietary Mid-Dilution diafiltration technology. Nephros’ OLpur H2H Hemodiafiltration module is designed to enable the most common types of standard dialysis machines to perform HDF therapy. On November 8, 2011 the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. The Company provided answers to the FDA’s request in early February 2012 and awaits further communication from the FDA. Nephros believes that, if approved, its technology would be the first FDA-approved on-line HDF therapy available in the U.S. The prior decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

OLpur HD190

OLpur HD190 is our high-flux dialyzer cartridge, designed for use with either hemodialysis or hemodiafiltration machines. The OLpur HD190 incorporates the same materials as our OLpur MD190, but lacks our proprietary mid-dilution architecture.

OLpur H 2 H

OLpur H2H is our add-on module that converts the most common types of hemodialysis machines — that is, those with volumetric ultrafiltration control — into HDF-capable machines allowing them to use our OLpur MDHDF filter. We have completed our OLpur H2H design and laboratory bench testing, all of which were conducted by members of our research and development staff. Our design verification of the OLpur H2H was completed making the device ready for U.S. clinical trial. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We submitted our data to the FDA with our 510(k) application on these products in November 2008.  Following its review of the application, the FDA requested additional information from us.  We replied to the FDA inquiries on March 13, 2009. On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  Another in-person meeting with the FDA took place on April 20, 2011 to discuss a proposal for submission of a new 510(k) application for its on-line HDF system. On August 11, 2011 Nephros submitted a new 510(k) application to market its hemodiafiltration (HDF) system for end-stage renal disease.  The application is subject to the FDA’s standard 90-day review period.  The application details Nephros’ OLpur MD220 diafilter and Nephros’ OLpur H2H Hemodiafiltration module. Nephros’ OLpur MD220 is a dialyzer designed expressly for HDF therapy that employs Nephros’ proprietary Mid-Dilution diafiltration technology. Nephros’ OLpur H2H Hemodiafiltration module is designed to enable the most common types of standard dialysis machines to perform HDF therapy. On November 8, 2011 the Nephros received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. Nephros provided answers to the FDA’s request in early February 2012 and awaits further communication from the FDA. Nephros believes that, if approved, its technology would be the first approved on-line HDF therapy available in the U.S. The current decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

Our Water Filtration Product

In January 2006, we introduced our Dual Stage Ultrafilter, or DSU, water filtration system. The DSU incorporates our unique and proprietary dual stage filter architecture. Our research and development work on the OLpur H2H and MD filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to various contaminated water and infection control issues. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. We believe our DSU offers four distinct advantages over competitors in the water filtration marketplace:

(1)	the DSU is, to our knowledge, the only water filter that has the potential to provide the user with a simple sight verification that the filter is properly performing its cleansing function due to our unique dual-stage architecture;

(2)	the DSU filters finer biological contaminants than other filters of which we are aware in the water filtration marketplace;

(3)	the DSU filters relatively large volumes of water before requiring replacement; and

(4)	the DSU continues to protect the user even if the flow is reduced by contaminant volumes, because contaminants do not cross the filtration medium.

With over 5,800 registered hospitals in the United States alone, we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration. We hope to gain a foothold at U.S. and European facilities that seek to become centers of excellence in infection control through the use of our DSU products.

Due to the ongoing concerns of maintaining water quality, on October 7, 2008, we filed a 510(k) application for approval to market our DSU to dialysis clinics for in-line purification of dialysate water.  On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by war fighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes. Approximately $463,000 and $846,000 has been billed to this project during the years ended December 31, 2011 and 2010, respectively. Approximately $1,732,000 of revenue has been recognized on this $1.8 million project since its beginning in September 2009.

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

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. We received an initial payment upon entering into the agreement of $40,000 and were eligible to receive additional payments upon successful completion of product development milestones. During 2010, we completed the initial milestone under the joint collaboration agreement with STERIS Corporation and completed the remaining milestones under the agreement during the first three quarters of 2011.  Completion of these milestones resulted in aggregate payments to us of $100,000 during 2010, of which approximately $67,000 was recognized in 2010 and approximately $33,000 was recognized in 2011. The remaining milestones, when completed, will result in additional payments of $60,000.

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

Showcase Product Efficacy in our Target European Market:  As of March 2004, we initiated marketing in our Target European Market for the OLpur MD220. There is an opportunity for sales of the OLpur MDHDF filters in our Target European Market because there is an established HDF machine base using disposable dialyzers. We have engaged in a series of clinical trials throughout our Target European Market to demonstrate the superior efficacy of our product. We believe that by demonstrating the effectiveness of our MDHDF filter series we will encourage more customers to purchase our products. Our MDHDF filter series has been applied successfully in over 200,000 treatments to date.

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

Convert Existing Hemodialysis Machines to Hemodiafiltration:  We plan to complete our regulatory approval processes in the United States for both our OLpur MDHDF filter series and our OLpur H2H in 2012. If successfully approved, our OLpur H2H product will enable HDF therapy using the most common types of hemodialysis machines together with our OLpur MDHDF filters. Our goal is to achieve market penetration by offering the OLpur H2H for use by healthcare providers inexpensively, thus permitting the providers to use the OLpur H2H without a large initial capital outlay. We do not expect to generate significant positive margins from sales of OLpur H2H. We believe that, if approved in 2012, our OLpur H2H and MDHDF filters will be the first and only HDF therapy available in the United States at that time.

Upgrade Dialysis Clinics to OLpur NS2000:  We believe the introduction of the OLpur NS2000 to the market will represent a further upgrade in performance for dialysis clinics by offering a cost-effective stand-alone HDF solution that incorporates the benefits of our OLpur H2H technology. We believe dialysis clinics will entertain OLpur NS2000 as an alternative to their current technology at such dialysis clinic’s machine replacement point.

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

Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our products and components. With regard to the OLpur MD190 and MD220, on June 27, 2011, we entered into a license agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, we granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where we do not sell the Products as well as non-European countries, all such countries herein referred to as the Territory.

In exchange for the rights granted to it under the Bellco license agreement through December 31, 2014, Bellco agreed to pay us installment payments of €500,000, €750,000, €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. Such installment payments, herein referred to as the Installment Payments, are Bellco’s sole financial obligations through December 31, 2014. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to us a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 103,000 units sold, Bellco will pay €4.50 per unit; thereafter, Bellco will pay €4.00 per unit. Bellco must meet minimum sales targets of 15,000 units in each quarter of 2015 and 2016. If Bellco fails to meet a quarterly minimum, the license in Italy, France, Belgium, Spain and Canada will, at our discretion, convert to a non-exclusive one. All sums payable under the agreement will be paid in Euros, as adjusted to account for currency exchange fluctuations between the Euro and the U.S. dollar that occur between July 1, 2011, the effective date of the agreement, and the date of payment.

A contract manufacturer produces the DSU product(s) as ordered.

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

With regard to the OLpur MD190 and MD220, on June 27, 2011, we entered into a license agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products.  Under the agreement, we granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where we do not sell the Products as well as non-European countries, all such countries herein referred to as the Territory. In addition, if requested by us, Bellco will be required to sell the Products to our distributors in the Territory.

In exchange for the rights granted to it under the Bellco license agreement through December 31, 2014, Bellco agreed to pay us installment payments of €500,000, €750,000, €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. Such installment payments, herein referred to as the Installment Payments, are Bellco’s sole financial obligations through December 31, 2014. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to us a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 103,000 units sold, Bellco will pay €4.50 per unit; thereafter, Bellco will pay €4.00 per unit. Bellco must meet minimum sales targets of 15,000 units in each quarter of 2015 and 2016. If Bellco fails to meet a quarterly minimum, the license in Italy, France, Belgium, Spain and Canada will, at our discretion, convert to a non-exclusive one. All sums payable under the agreement will be paid in Euros, as adjusted to account for currency exchange fluctuations between the Euro and the U.S. dollar that occur between July 1, 2011, the effective date of the agreement, and the date of payment.

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

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra filter.  In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we have billed approximately $900,000 during the twenty months ended August 2009.  In August 2009, we were awarded a new $1.8 million research contract from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project.  The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes.  An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.  Approximately $463,000 and $846,000 has been billed to this project during the years ended December 31, 2011 and 2010, respectively. Approximately $1,732,000 of revenue has been recognized on this $1.8 million project since its beginning in September 2009.

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

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. We received an initial payment upon entering into the agreement of $40,000 and were eligible to receive additional payments upon successful completion of product development milestones. During 2010, we completed the initial milestone under the joint collaboration agreement with STERIS Corporation and completed the remaining milestones under the agreement during the first three quarters of 2011.  Completion of these milestones resulted in aggregate payments to us of $100,000 during 2010, of which approximately $67,000 was recognized in 2010 and approximately $33,000 was recognized in 2011. The remaining milestones, when completed, will result in additional payments of $60,000.

Our research and development expenditures were primarily related to development expenses associated with the H2H machine, STERIS development work and related salary expense for the years ended December 31, 2011 and 2010 and were $451,000 and $362,000, respectively.

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

We are not aware of any other companies using technology similar to ours in the treatment of ESRD. Our competition would increase, however, if companies that currently sell ESRD products, or new companies that enter the market, develop technology that is more efficient than ours. We believe that in order to become competitive in this market, we will need to develop and maintain competitive products and take and hold sufficient market share from our competitors. Therefore, we expect our methods of competing in the ESRD marketplace to include:

•	continuing our efforts to develop, have manufactured and sell products which, when compared to existing products, perform more efficiently and are available at prices that are acceptable to the market;

•	displaying our products and providing associated literature at major industry trade shows in the United States;

•	initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;

•	offering the OLpur H2H at a price that does not provide us with significant positive margins in order to encourage adoption of this product and associated demand for our dialyzers;

•	pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities; and

•	entering into license agreements similar to the Bellco S.r.l. agreement to expand market share.

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

As of December 31, 2011, we have sixteen issued U.S. patents; one issued Eurasian patent; five Mexican patents, four South Korean patents, three Russian patents, six Chinese patents, nine French patents, nine German patents, four Israeli patents, seven Italian patents, three Spanish patents, eight United Kingdom patents, eleven Japanese patents, three Hong Kong patents, ten Canadian patents, one Australian patent, and one patent in Brazil. Our issued U.S. patents expire between 2018 and 2026. In addition, we have four pending U.S. patent applications, four pending patent applications in Canada, five pending patent applications in the European Patent Office, four pending patent applications in Brazil, two pending patent applications in China, one pending patent application in Japan, two pending patent applications in Mexico, one pending patent application in South Korea, two pending patent applications in India, and four pending patent applications in Israel. Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal. We also have pending patent applications on our DSU water filtration system, pump/filter applications related to our Office of Naval Research project, and means to test filter integrity as part of a liquid purification system.

We have filed U.S. and International patent applications for a redundant ultra filtration device that was jointly invented by one of our employees and an employee of our contract manufacturer (“CM”). We and our CM are negotiating commercial arrangements pertaining to the invention and the patent applications.

Trademarks

As of December 31, 2011, we secured registrations of the trademarks CENTRAPUR, H2H, OLpur and the Arrows Logo in the European Union. Applications for these trademarks are pending registration in the United States. We also have applications for registration of a number of other marks pending in the United States Patent and Trademark Office.

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

If human clinical trials of a device are required in connection with a Section 510(k) notification and the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or distributor of the device) will need to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal testing and/or laboratory bench testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as specified in the IDE. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of subjects. We submitted our original IDE application to the FDA for our OLpur H2H hemodiafiltration module and OLpur MD220 filter in May 2006. The FDA answered our application with additional questions in June 2006, and we submitted responses to the FDA questions in December 2006. In January 2007, we received conditional approval for our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. In March 2007, we received full approval on our IDE application from the FDA to begin human clinical trials of our OLpur H2H hemodiafiltration module and OLpur MD220 hemodiafilter. We completed the patient treatment phase of our clinical trials during the second quarter of 2008 and filed our 510(k) applications with respect to the OLpur MDHDF filter series and the OLpur H2H module in November 2008.  No IDE was required for our DSU product. On July 1, 2009, we received FDA approval of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.  We hope to achieve U.S. regulatory approval of our OLpūr H2H module and OLpūr MD 220 filter products during 2012.  Following its review of our OLpur MDHDF filter series and the OLpur H2H module applications, the FDA has requested additional information from us.  We replied to the FDA inquiries on March 13, 2009.

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. An in-person meeting with the FDA took place on September 10, 2010, where the issues raised in the current FDA letter were discussed as well as the process for moving forward.  We have engaged King & Spalding LLP as regulatory counsel to advise us in our interactions with the FDA.  Another in-person meeting with the FDA took place on April 20, 2011 to discuss a proposal for submission of a new 510(k) application for its on-line HDF system. On August 11, 2011 Nephros submitted a new 510(k) application to market its hemodiafiltration (HDF) system for end-stage renal disease.   The application is subject to the FDA’s standard 90-day review period.  The application details Nephros’ OLpur MD220 diafilter and Nephros’ OLpur H2H Hemodiafiltration module. Nephros’ OLpur MD220 is a dialyzer designed expressly for HDF therapy that employs Nephros’ proprietary Mid-Dilution diafiltration technology. Nephros’ OLpur H2H Hemodiafiltration module is designed to enable the most common types of standard dialysis machines to perform HDF therapy. On November 8, 2011 the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. The Company provided answers to the FDA’s request in early February 2012 and awaits further communication from the FDA. The Company believes that, if approved, its technology would be the first FDA-approved on-line HDF therapy available in the U.S. The prior decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

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

Once a manufacturer’s full quality management system is determined to be in compliance with ISO 13485/2003 and other statutory requirements, and the manufacturer’s products conform to harmonized European standards, the notified body will recommend and document such conformity. The manufacturer will receive a CE marking and ISO certifications, and then may place a CE mark on the relevant products. The CE mark, which stands for Conformité Européenne, demonstrates compliance with the relevant European Union requirements. Products subject to these provisions that do not bear the CE mark cannot be imported to, or sold or distributed within, the European Union.

In July 2003, we received a certification from TÜV Rheinland that our quality management system conforms to the requirements of the European Community. At the same time, TÜV Rheinland approved our use of the CE marking with respect to the design and production of high permeability hemodialyzer products for ESRD therapy. In April 2010, we changed our notified body from TÜV Rheinland to BSI America, Inc. and expanded our scope to include design and development and production of water filters.

With regard to the OLpur MD190 and MD220, on June 27, 2011, we entered into a license agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products.  Under the agreement, we granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where we do not sell the Products as well as non-European countries, all such countries herein referred to as the Territory. In addition, if requested by us, Bellco will be required to sell the Products to our distributors in the Territory.

Regulatory Authorities in Regions Outside of the United States and the European Union

We also plan to sell our ESRD therapy products in foreign markets outside the United States which are not part of the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. Our ability to export into other countries may require compliance with ISO 13485, which is analogous to compliance with the FDA’s QSR requirements. In November 2007 and May 2011, the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, approved our OLpur MDHDF filter series and our Dual Stage Ultrafilter (DSU), respectively for marketing in Canada. Other than the CE marking and Canadian approval of our OLpur MDHDF filter and DSU products, we have not obtained any regulatory approvals to sell any of our products and there is no assurance that any such clearance or certification will be issued.

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

Employees

As of December 31, 2011, we employed a total of 7 employees, 6 of whom were full time and 1 who is employed on a part-time basis.  We also have engaged 2 consultants on an ongoing basis. Of the 9 total employees and consultants, 2 are employed in a sales/marketing/customer support capacity, 3 in general and administrative and 4 in research and development.

Gerald Kochanski, the Company’s Chief Financial Officer, served as the acting Chief Executive Officer from March 30, 2010 until April 5, 2010. Since April 6, 2010, Paul A. Mieyal, a member of the Board of Directors, has served as the acting Chief Executive Officer following the resignation of our former President and Chief Executive Officer on March 30, 2010. Dr. Mieyal is a Vice President of Wexford Capital LP, the managing member of Lambda Investors LLC, which is the beneficial owner of approximately 56% of the Company’s outstanding stock based on common stock and warrants held at December 31, 2011.

Available Information

We make available free of charge on our website (http://www.nephros.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We provide electronic or paper copies of filings free of charge upon request. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file with the SEC at http://www.sec.gov.

Item 1.A. Risk Factors

Risks Related to Our Company

Our independent registered public accountants, in their audit report related to our financial statements for the year ended December 31, 2011, expressed substantial doubt about our ability to continue as a going concern.

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

We have not been profitable since our inception in 1997. As of December 31, 2011, we had an accumulated deficit of approximately $94,268,000 primarily as a result of historical operating losses.  We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

•	the completion and success of our regulatory approval processes and additional clinical trials for each of our ESRD therapy products in our target territories, including specifically our new 510(k) application for our HDF system;

•	the market acceptance of HDF therapy in the United States and of our technologies and products in each of our target markets;

•	our ability to effectively and efficiently manufacture, market and distribute our products;

•	our ability to sell our products at competitive prices which exceed our per unit costs; and

•	the consolidation of dialysis clinics into larger clinical groups.

If we do not receive FDA approval for our OLpur H 2 H hemodiafiltration module and OLpur MD220 hemodiafilter our operations and our future business prospects will be significantly and adversely harmed.

We have not received approval from the FDA for our OLpur H 2 H hemodiafiltration module and OLpur MD220 hemodiafilter. On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission, which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration, or HDF, system. On August 11, 2011 we submitted a new 510(k) application to market our hemodiafiltration (HDF) system for end-stage renal disease.  The application is subject to the FDA’s standard 90-day review period.  The application details our OLpur MD220 diafilter and our OLpur H2H Hemodiafiltration module. Our OLpur MD220 is a dialyzer designed expressly for HDF therapy that employs our proprietary Mid-Dilution diafiltration technology. Our OLpur H2H Hemodiafiltration module is designed to enable the most common types of standard dialysis machines to perform HDF therapy. On November 8, 2011 the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. The Company provided answers to the FDA’s request in early February 2012 and awaits further communication from the FDA. Nephros believes that, if approved, its technology would be the first FDA-approved on-line HDF therapy available in the U.S. The prior decision by the U.S. FDA with regard to our HDF system does not impact our ability to market and sell our mid-dilution (MD) filters for hemodiafiltration procedures outside of the U.S.

We can give no assurance when or if our OLpur H 2 H hemodiafiltration module and OLpur MD220 hemodiafilter will be approved by the FDA. If we fail to ultimately receive FDA approval, our operations and our future business prospects would be significantly and adversely harmed.

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

Certain customers individually account for a large portion of our sales, and the loss of any of these customers could have a material adverse effect on our sales.

For the year ended December 31, 2011, one of our customers accounted for 50% of our sales and another customer accounted for 21% of our sales. We believe that the loss of either of these customers would have a material adverse effect on our product sales, at least temporarily, while we seek to replace such customer and/or self-distribute in the territories currently served by such customer.

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

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. On August 11, 2011 we submitted a new 510(k) application to market our hemodiafiltration (HDF) system for end-stage renal disease and we recently responded to an FDA request for additional information.

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

For example, the agreement with our contract manufacturer, or CM, requires that we obtain and maintain certain minimum product liability insurance coverage and that we indemnify our CM against certain liabilities arising out of our products that they manufacture, provided they do not arise out of our CM’s breach of the agreement, negligence or willful misconduct. If we are not able to obtain and maintain adequate product liability insurance, then we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers for their losses, which could materially deplete our assets.

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

Independent manufacturers of medical devices will manufacture all of our products and components. We have contracted with our CM to assemble and produce our products, including the DSU. As with any independent contractor, this manufacturer will not be employed or otherwise controlled by us and will be generally free to conduct their business at their own discretion. For us to compete successfully, among other things, our products must be manufactured on a timely basis in commercial quantities at costs acceptable to us. If one or more of our independent manufacturers fails to deliver our products in a timely manner, then we may not be able to find a substitute manufacturer. If we are not or if potential customers believe that we are not able to ensure timely delivery of our products, then potential customers may not order our products, and our sales and revenues would be adversely affected.

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

Our success depends upon the skills, experience and efforts of our management and other key personnel certain members of our scientific and engineering staff and our marketing executives. As a relatively new company, much of our corporate, scientific and technical knowledge is concentrated in the hands of these few individuals. We do not maintain key-man life insurance on any of our management or other key personnel. The loss of the services of one or more of our present management or other key personnel could significantly delay the development and/or launch of our products as there could be a learning curve of several months or more for any replacement personnel. Furthermore, competition for the type of highly skilled individuals we require is intense and we may not be able to attract and retain new employees of the caliber needed to achieve our objectives. Failure to replace key personnel could have a material adverse effect on our business, financial condition and operations.

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

Risks Related to Our Common Stock and Warrants

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

In the two years ended December 31, 2011, our common stock has traded at prices ranging from a high of $2.40 to a low of $0.30 per share, after giving effect to the 1:20 reverse stock split effected on March 11, 2011.  Due to the lack of an active market for our common stock, you should expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

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

The market price of our common stock may fall below the exercise price of the warrants issued in connection with the rights offering.

The warrants are currently exercisable and will expire on March 10, 2016. The market price of our common stock may fall below the exercise price for these warrants prior to their expiration. Any warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the holders of warrants.

If an effective registration is not in place and a current prospectus is not available when an investor desires to exercise warrants, such investor may be unable to exercise his, her or its warrants, causing such warrants to expire worthless.

We will not be obligated to issue shares of common stock upon exercise of warrants unless, at the time such holder seeks to exercise such warrant, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to the common stock. We intend to use our best efforts to keep a registration statement in effect covering shares of common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, we will have no obligation to settle the warrants for cash, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full price solely for the shares of common stock included in the Units.

 An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. As a result, the warrants may be deprived of any value, the market for the warrants may be limited, the holders of the warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

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

Our common stock is subject to regulations of the SEC relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for your common stock and could limit your ability to sell your securities in the secondary market.

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

As of December 31, 2011, our directors, executive officers and Lambda Investors LLC, our largest stockholder, beneficially owned approximately 56% of our outstanding common stock.

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

Prior to our initial public offering we entered into registration rights agreements with many of our existing security holders that entitled them to have an aggregate of 501,012 shares registered for sale in the public market. Moreover, many of those shares, as well as the 9,213 shares we sold to Asahi Kasei Medical Co. Ltd., could be sold in the public market without registration once they have been held for one year, subject to the limitations of Rule 144 under the Securities Act. In addition, we entered into a registration rights agreement with the holders of our New Notes pursuant to which we granted the holders certain registration rights with respect to the shares of common stock issuable upon conversion of the New Notes and upon exercise of the Class D Warrants. We also entered into a registration rights agreement with Lambda Investors pursuant to which we will register for resale the 3,009,711 shares of common stock and 2,782,579 shares of common stock issuable upon the exercise of warrant purchased by Lambda Investors on March 10, 2011 in a private placement.

Item 2. Properties

Our U.S. facilities are located at 41 Grand Avenue, River Edge, New Jersey, 07661 and consist of approximately 4,688 square feet of space.  The term of the rental agreement is for one year commencing December 1, 2011 with a monthly cost of approximately $7,813. We use our facilities to house our corporate headquarters and research facilities.

Our facilities in our Target European Market are currently located at A5 Clonlara Avenue, Baldonnell Business Park, Dublin, Ireland, and consist of approximately 500 square feet of space.  The lease agreement was entered into on July 1, 2010.  The lease term was renewed on July 1, 2011 and again renewed on January 1, 2012 for a term of 6 months. The lease term is renewable for 6 month terms with a 2 month notice to discontinue.  Our monthly cost is 500 Euro (approximately $700).

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 22, 2009 the AMEX removed our common stock from trading on the AMEX. Until such date, our common stock had been trading on the AMEX under the symbol NEP. Effective February 4, 2009, our common stock is now quoted on the OTC Bulletin Board under the symbol “NEPH.” The following table sets forth the high and low bid and ask prices for our common stock as reported on the Over the Counter Bulletin Board for each quarter listed. All prices have been adjusted to reflect the effect of the reverse split effective March 11, 2011. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2010	$1.30	$.65
June 30, 2010	$1.14	$.36
September 30, 2010	$.48	$.16
December 31, 2010	$.23	$.08
March 31, 2011	$.53	$.02
June 30, 2011	$.98	$.30
September 30, 2011	$2.19	$.70
December 31, 2011	$1.90	$.41

As of March 13, 2012, there were approximately 20 holders of record and approximately 1,000 beneficial holders of our common stock.

We have neither paid nor declared dividends on our common stock since our inception. We do not anticipate paying any dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, for use in our development activities and the operation of our business. The payment of any future dividends will be subject to the discretion of our board of directors and will depend, among other things, upon our results of operations, financial condition, cash requirements, prospects and other factors that our board of directors may deem relevant. Additionally, our ability to pay future dividends may be restricted by the terms of any debt financing, tax considerations and applicable law.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity security during the three years ended December 31, 2011 which were not registered under the Securities Act of 1933, as amended.

 Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2011.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” The following discussion should also be read in conjunction with the consolidated financial statements and notes included herein.

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included in this Form 10-K which expressed doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern, however, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Overview

We are a medical device company developing and marketing filtration products for therapeutic applications, infection control, and water purification. Our hemodiafiltration, or HDF, system is designed to improve the quality of life for the End-Stage Renal Disease, or ESRD, patient while addressing the critical financial and clinical needs of the care provider. ESRD is a disease state characterized by the irreversible loss of kidney function. The Nephros HDF system removes a range of harmful substances more effectively, and with greater capacity, than existing ESRD treatment methods, particularly with respect to substances known collectively as “middle molecules.” These molecules have been found to contribute to such conditions as dialysis-related amyloidosis, carpal tunnel syndrome, degenerative bone disease and, ultimately, mortality in the ESRD patient. Nephros ESRD products are sold and distributed throughout Europe.

We currently have three products in various stages of development in the HDF modality to deliver improved therapy to ESRD patients:

•	OLpur MDHDF filter series (which we sell in various countries in Europe and currently consists of our MD190 and MD220 diafilters); to our knowledge, it is the only filter designed expressly for HDF therapy and employs our proprietary Mid-Dilution Diafiltration technology;

•	OLpur H 2 H, our add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy; and

•	OLpur NS2000 system, our stand-alone HDF machine and associated filter technology.

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

In January 2006, we introduced our new Dual Stage Ultrafilter, or DSU, water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpur H 2 H and MD Mid-Dilution filter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With over 5,800 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of January 3, 2012), we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration.

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

Recently Adopted Accounting Pronouncements

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, TM sometimes referred to as the Codification or “ASC.” In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This pronouncement reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections and has been adopted by us for the year ended December 31, 2009. This has an impact on our financial disclosures since all future references to authoritative accounting literature will be referenced in accordance with ASC Topic 105.

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

In April 2010, the FASB issued an ASU, Revenue Recognition – Milestone Method, to provide guidance on (i) defining a milestone, and (ii) determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The guidance becomes effective on a prospective basis for research and development milestones achieved in fiscal years beginning on or after June 15, 2010, with early adoption and retrospective application permitted. The adoption of this amendment did not impact our consolidated financial statements.

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

We recognize revenue related to product sales when delivery is confirmed by our external logistics provider and the other criteria of ASC Topic 605 are met. Product revenue is recorded net of returns and allowances. All costs and duties relating to delivery are absorbed by us. All shipments are currently received directly by our customers.

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

The Fiscal Year Ended December 31, 2011 Compared to the Fiscal Year Ended December 31, 2010

Revenues

Total revenues for the year ended December 31, 2011 were approximately $2,214,000 compared to approximately $2,938,000 for the year ended December 31, 2010.  Total revenues decreased approximately $724,000. The decrease of approximately 25% is due to decreased revenue of approximately $384,000, or 45%, during the year ended December 31, 2011 over the same period in 2010, related to our contract with the Office of U.S. Naval Research, a $749,000 reduction in direct sales of our MD filters in our Target European Market, and a $73,000 reduction in STERIS project sales.  These decreases were partially offset by approximately $117,000 more DSU sales, or 24%, and $365,000 in revenue related to the Bellco license agreement for the year ended December 31, 2011 compared to no Bellco license revenue for the year ended December 31, 2010.

Revenues were not significantly impacted by inflation or changing prices for the years ended December 31, 2010 or 2011.

Cost of Goods Sold

Cost of goods sold was approximately $1,346,000 for the year ended December 31, 2011 compared to approximately $1,816,000 for the year ended December 31, 2010. The decrease of approximately $470,000, or 26%, in cost of goods sold is primarily related to our contract with the Office of U.S. Naval Research, where the cost of goods sold decreased by approximately $180,000, a $513,000 reduction in cost of sales of our MD filters in our Target European Market, and a $83,000 reduction in costs related to the STERIS project. These decreases were partially offset by increased cost of goods sold of approximately $106,000 related to DSU sales for the year ended December 31, 2011 compared to the same period in 2010. Also included in cost of goods sold for the year ended December 31, 2011 is a write-down for obsolete inventory of approximately $200,000. The inventory write-down for the year ended December 31, 2010 was approximately $18,000.

Research and Development

Research and development expenses were approximately $451,000 and $362,000 respectively, for the years ended December 31, 2011 and December 31, 2010. This increase of approximately $89,000 or 25% is primarily due to an increase in research and development personnel related costs of approximately $56,000 and an increase in outside testing costs of approximately $26,000 during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Depreciation and Amortization Expense

Depreciation expense was approximately $91,000 for the year ended December 31, 2011 compared to approximately $129,000 for the year ended December 31, 2010, a decrease of 29%. The decrease of approximately $38,000 is primarily due to several assets having been fully depreciated as of year-end 2010 resulting in no depreciation expense for those assets during the year ended December 31, 2011. There was one sale of a fully-depreciated asset during the year ended December 31, 2011, resulting in a gain on the sale of less than $1,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,636,000 for the year ended December 31, 2011 compared to approximately $2,520,000 for the year ended December 31, 2010, an increase of $116,000 or 5%. The increase is primarily due to $158,000 of bonus expense, an increase in stock compensation expense of $164,000, and $86,000 of recruiting fees during the year ended December 31, 2011 compared to the year ended December 30, 2010. These increases were partially offset by a reduction in U.S. salary expense of $97,000, a reduction in severance expense of $50,000, a reduction in marketing expense of $106,000, a reduction in legal fees of $17,000, and a reduction in U.S. insurance costs of $20,000 during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Interest Income

Interest income was approximately $4,000 for the year ended December 31, 2011 compared to approximately $1,000 for the year ended December 31, 2010. The increase of $3,000 reflects the impact of having more cash on hand in 2011 compared to 2010 and, therefore, more investments to generate interest income.

Interest Expense

Interest expense was approximately $12,000 for the year ended December 31, 2011 compared to $15,000 for the year ended December 31, 2010. For both years, this interest relates to interest accrued on the $500,000 senior secured note issued to Lambda Investors LLC, which was paid in March 2011.

Amortization of Debt Issuance Costs

We account for debt issuance costs in accordance with ASC 835, which requires that these costs be reported in the balance sheet as deferred charges and amortized over the term of the associated debt. Amortization of debt issuance costs of $40,000 and $50,000 for the years ended December 31, 2011 and 2010, respectively, were associated with the senior secured note issued to Lambda Investors LLC. The note was paid in March 2011 and these capitalized costs were fully amortized by the first quarter of 2011.

Other Income/Expense

Other expense in the amount of approximately $2,000 for the year ended December 31, 2011 was due to foreign currency loss on invoices paid to an international supplier.  Other income in the amount of approximately $20,000 for the year ended December 31, 2010 primarily resulted from the reversal of a prior year’s accrual determined to no longer be necessary.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the periods ended December 31, 2011 and December 31, 2010.

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

On July 24, 2009, we raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 67,258 shares of our common stock and warrants to purchase an aggregate of 33,629 shares of its common stock, representing 50% of the shares of common stock purchased by each investor.  We sold the shares to investors at a price per share equal to $18.60.  The warrants have an exercise price of $22.40, are exercisable immediately and will terminate on July 24, 2014. For the year ended December 31, 2010, $72,000 of cash was also provided by the exercise of stock options. No cash was provided by the exercise of stock options for the year ended December 31, 2011.

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

On March 10, 2011 we completed our rights offering and private placement that together resulted in gross proceeds of approximately $3.2 million to Nephros. Our stockholders subscribed for 4,964,854 units in its previously announced rights offering and we accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds from the sale of these units in the rights offering was approximately $2.0 million. We issued an aggregate of 4,964,854 shares of common stock and warrants to purchase an aggregate of approximately 4,590,171 million shares of common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between us and Lambda Investors. We issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,577 shares of common stock. We received approximately $1.2 million in gross proceeds from its sale of units to Lambda Investors.

The aggregate net proceeds received by us from the rights offering and private placement were approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions, the repayment of the $500,000 note, plus all accrued interest thereon, issued to Lambda Investors, LLC, the payment of an 8% sourcing/transaction fee ($40,000) in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

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

At December 31, 2011, we had an accumulated deficit of $94,268,000, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities and our initial public offering in September 2004, from licensing revenue received from Asahi Kasei Medical Co., Ltd. (“Asahi”) in March 2005, a private placement of convertible debenture in June 2006, a private investment in public equity in September 2007, a private placement in July 2009, and the October 2010 issuance of a senior secured note. In March 2011, the rights offering and concurrent private placement to Lambda Investors provided additional capital.

On June 27, 2011, the Company entered into a License Agreement,  effective July 1, 2011, with Bellco, as licensee.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. The first two fixed payments have been received. The remaining fixed payment of €600,000 or approximately $778,000, will take place in January 2013. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.  Anticipated payments from this License Agreement will be a positive source of cash flow to the Company.

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

Net cash used in operating activities was approximately $1,296,000 for the year ended December 31, 2011 compared to approximately $1,292,000 for the year ended December 31, 2010. The most significant items contributing to this net increase of approximately $4,000 in cash used in operating activities during the year ended December 31, 2011 compared to the year ended December 31, 2010 are highlighted below:

•	during 2011, our net loss increased by approximately $427,000, compared to 2010;

•	during 2011, depreciation expense decreased by approximately $38,000, compared to 2010;

•	our accounts receivable increased by approximately $832,000 during 2011 compared to 2010;

•	our long-term assets increased by approximately $778,000 during 2011 compared to 2010;

•	our accounts payable and accrued expenses decreased by approximately $357,000 in the aggregate during 2011 compared to 2010;

•	during 2011, we recorded amortization of debt issuance costs of $40,000, whereas amortization of debt issuance costs in 2010 were $50,000;

•	during 2011, we recorded non-cash interest of $12,000, whereas non-cash interest was $15,000 in 2010; and

•	our inventory decreased by approximately $295,000 during 2011 compared to an increase of approximately $98,000 during 2010.

Offsetting the above changes are the following items:

•	during 2011, our stock-based compensation expense, a non-cash expense, increased by approximately $164,000 compared to 2010;

•	during 2011, our deferred revenue increased by approximately $2,061,000 compared to 2010;

•	our prepaid expenses and other assets decreased by approximately $76,000 during 2011 compared to 2010; and

•	during 2011, we recorded an inventory reserve of $200,000, whereas there was no inventory reserve in 2010.

There was no cash used or provided by investing activities during the year ended December 31, 2011. Net cash used by investing activities was $30,000 for the year ended December 31, 2010, which was for the purchase of equipment.

Net cash provided by financing activities was approximately $2,723,000 for the year ended December 31, 2011, resulting from the issuance of stock and from the exercise of warrants, providing cash of $3,189,000 and $174,000, respectively, which was partially offset by the payment of debt of $500,000 and the payment of deferred financing costs of $140,000.  Financing activities provided net cash of approximately $572,000 for the year ended December 31, 2010 resulting from the exercise of stock options of $72,000 and proceeds from short-term borrowings of $500,000.

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

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2011:

	Payments Due in Period
	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years

Leases	$112,000	$92,000	$18,000	$2,000	$—
Employment Contracts	450,000	200,000	200,000	50,000	—
Total	$562,000	$292,000	$218,000	$52,000	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ROTHSTEIN KASS

Roseland, New Jersey

March 22, 2012

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,669	$240
Accounts receivable	1,170	326
Inventory, less allowances of $218 and $18 at December 31, 2011 and 2010, respectively	247	726
Prepaid expenses and other current assets	113	190
Total current assets	3,199	1,482
Property and equipment, net	17	108
Long-term receivable	778	-
Total assets	$3,994	$1,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$-	$500
Accounts payable	284	441
Accrued expenses	195	481
Deferred revenue	2,094	33
Total current liabilities	2,573	1,455

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, $.001 par value; 90,000,000 authorized at December 31, 2011 and 2010; 10,501,477 and 2,090,552 shares issued and outstanding at December 31, 2011 and 2010, respectively	10	2
Additional paid-in capital	95,630	92,019
Accumulated other comprehensive income	49	22
Accumulated deficit	(94,268)	(91,908)
Total stockholders’ equity	1,421	135
Total liabilities and stockholders’ equity	$3,994	$1,590

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2011	2010

Product revenues	$1,849	$2,938
Licensing revenues	365	-
Total net revenues	2,214	2,938
Cost of goods sold	1,346	1,816
Gross margin	868	1,122
Operating expenses:
Research and development	451	362
Depreciation and amortization	91	129
Selling, general and administrative	2,636	2,520
Total operating expenses	3,178	3,011
Loss from operations	(2,310)	(1,889)
Interest income	4	1
Interest expense	(12)	(15)
Amortization of debt issuance costs	(40)	(50)
Other income (expense)	(2)	20
Net loss	$(2,360)	$(1,933)
Net loss per common share, basic and diluted	$(0.27)	$(0.93)

Weighted average common shares outstanding, basic and diluted	8,644,962	2,087,068

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional	Accumulated
	Common Stock		Paid-in	Other	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	2,080,239	$2	$91,855	$76	$(89,975)	$1,958

Comprehensive income:
Net loss					(1,933)	(1,933)
Net unrealized losses on foreign currency translation				(54)		(54)
Comprehensive loss						(1,987)
Exercise of stock options	10,313		72			72
Noncash stock-based compensation			92			92
Balance, December 31, 2010	2,090,552	$2	$92,019	$22	$(91,908)	$135

Comprehensive income:
Net loss					(2,360)	(2,360)
Net unrealized gains on foreign currency translation				27		27
Comprehensive loss						(2,333)
Private placement sale of common stock	3,009,711	3	1,201			1,204
Shareholder rights offering	4,964,854	5	1,980			1,985
Fractional shares not issued	(308)
Exercise of warrants	436,668		174			174
Noncash stock-based compensation			256			256
Balance, December 31, 2011	10,501,477	$10	$95,630	$49	$(94,268)	$1,421

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2011	2010

Operating activities
Net loss	$(2,360)	$(1,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	91	129
Non-cash stock-based compensation	256	92
Amortization of debt issuance costs	40	50
Noncash interest	12	15
Inventory reserve	200	-
(Increase) decrease in operating assets:
Accounts receivable	(832)	283
Inventory	295	(98)
Prepaid expenses and other current assets	76	(55)
Other assets	(778)	21
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(357)	171
Deferred revenue	2,061	33
Net cash used in operating activities	(1,296)	(1,292)
Investing activities
Purchase of property and equipment	-	(30)
Net cash provided by (used in) investing activities	-	(30)
Financing activities
Repayment of debt	(500)	-
Payment of financing costs	(140)	-
Proceeds from exercise of warrants	174	-
Proceeds from short-term borrowings	-	500
Proceeds from stock options exercised	-	72
Proceeds from issuance of common stock	3,189	-
Net cash provided by financing activities	2,723	572
Effect of exchange rates on cash and cash equivalents	2	(14)
Net increase (decrease) in cash and cash equivalents	1,429	(764)
Cash and cash equivalents, beginning of year	240	1,004
Cash and cash equivalents, end of year	$1,669	$240
Supplemental disclosure of cash flow information
Cash paid for taxes	$5	$2

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

The Company has incurred significant losses in operations in each quarter since inception. For the years ended December 31, 2011 and 2010, the Company has incurred net losses of $2,360,000 and $1,933,000, respectively. In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2011 and 2010. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

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

Note 2 — Summary of Significant Accounting Policies (continued)

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

After giving effect to the 1:20 reverse stock split on March 11, 2011, the Company’s stockholders subscribed for 4,964,854 units in the rights offering and the Company accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds to the Company from the sale of these units in the rights offering were approximately $2.0 million. The Company issued an aggregate of 4,964,854 shares of common stock and warrants to purchase an aggregate of approximately 4,590,171 million shares of its common stock to stockholders who subscribed.

Simultaneously with the closing of the rights offering, Lambda Investors, LLC purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between the Company and Lambda Investors. The Company issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,577 shares of common stock. Of the $3.2 million in gross proceeds from the rights offering and the private placement, the Company received approximately $1.2 million in gross proceeds from the sale of units to Lambda Investors.

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

On June 27, 2011, the Company entered into a License Agreement,  effective July 1, 2011, with Bellco S.r.l., as licensee (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively.  The first two fixed payments have been received. The remaining fixed payment of €600,000 or approximately $778,000, will take place in January 2013.  Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of products sold per year in the territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.   Anticipated payments from this License Agreement will be a positive source of cash flow to the Company.

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

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses.  There were no allowances for doubtful accounts at December 31, 2011 or 2010.  There was no allowance for sales returns at December 31, 2011 or 2010.  There were no write offs of accounts receivable to bad debt expense during 2011 or 2010.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (continued)

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

Impairment for Long-Lived Assets

The Company adheres to ASC Topic 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2011 and December 31, 2010.

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

Deferred revenue on the accompanying 2011 consolidated balance sheet is approximately $2,094,000 and is related to the License Agreement with Bellco, effective July 1, 2011.  The total payments to be received as a result of this agreement approximate $2,459,000 and the Company has recognized approximately $365,000 of revenue related to this license agreement during the year ended December 31, 2011 resulting in $2,094,000 being deferred over the remainder of the fixed payment period. The Company amortizes the deferred revenue monthly over the expected obligation period which ends on December 31, 2014. This will result in expected recognized revenue of approximately $698,000 in each of the three years ended December 31, 2014.

The Company received cash payments before revenue recognition of approximately $709,000 in July 2011.  In addition, current trade accounts receivable includes approximately $971,000, which represents a fixed payment received in January 2012 and the final guaranteed fixed payment of approximately $778,000 is due in January 2013 and is included in long-term receivable on the accompanying 2011 consolidated balance sheet.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of goods sold and are approximately $26,000 and $25,000 for the years ended December 31, 2011 and 2010, respectively.

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

Amortization of Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with ASC 835, which requires that these costs be reported in the balance sheet as deferred charges and amortized over the term of the associated debt.   Amortization of debt issuance costs of $40,000 and $50,000 for the years ended December 31, 2011 and 2010, respectively, are associated with the senior secured note issued to Lambda Investors LLC.  These capitalized costs were fully amortized by the first quarter of 2011.

Other Income

Other expense in the amount of approximately $2,000 for the year ended December 31, 2011 was due to foreign currency loss on invoices paid to an international supplier.  Other income in the amount of approximately $20,000 for the year ended December 31, 2010 primarily resulted from the reversal of a prior year’s accrual determined to no longer be necessary.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and December 31, 2010.

ASC Topic 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return.  ASC 740 utilizes a two-step approach for evaluating uncertain tax positions.  Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.  Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.  The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2008.  The adoption of the provisions of ASC 740 did not have a material impact on the Company’s consolidated financial statements.  During the years ended December 31, 2011 and 2010, the Company recognized no adjustments for uncertain tax positions.  However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (continued)

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

	2011	2010
Stock options	747,164	44,664
Warrants	16,452,368	409,591

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

Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220,  is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as unrealized gains or losses on securities classified as available-for-sale and foreign currency translation adjustments. For the years ended December 31, 2011 and 2010, the comprehensive loss was approximately $2,333,000 and $1,987,000, respectively.

New Accounting Pronouncements

In December 2011, the FASB issued an update on comprehensive income, which pertains to the deferral of the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in a previous accounting standard update that pertained to the presentation of comprehensive income. The update defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods. All other requirements the previous accounting standard on the presentation of comprehensive income, issued in June 2011, are not affected. The previous presentation related comprehensive income standard requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. It does not change the items that must be reported in other comprehensive income and it is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We have evaluated the guidance and expect it to impact only the presentation and note disclosures in our financial statements.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Inventory

The Company’s inventory components as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Raw Materials	$-	$264,000
Finished Goods	465,000	480,000
Total Gross Inventory	465,000	744,000
Less: Inventory reserve	(218,000)	(18,000)
Total Inventory	$247,000	$726,000

Note 4 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Prepaid insurance premiums	$88,000	$120,000
Deferred debt issuance costs	-	40,000
Security deposit	21,000	21,000
Other	4,000	9,000
Prepaid expenses and other current assets	$113,000	$190,000

 Note 5 — Property and Equipment, Net

Property and equipment as of December 31, 2011 and 2010 was as follows:

		December 31,
	Life	2011	2010
Manufacturing equipment	3-5 years	$1,998,000	$2,029,000
Research equipment	5 years	37,000	91,000
Computer equipment	3-4 years	42,000	60,000
Furniture and fixtures	7 years	39,000	39,000
Property and equipment, gross		2,116,000	2,219,000
Less: accumulated depreciation		2,099,000	2,111,000
Property and equipment, net		$17,000	$108,000

Depreciation expense for the years ended December 31, 2011 and 2010 was approximately $91,000 and $129,000, respectively, including amortization expense relating to research and development assets.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Accrued Expenses

Accrued expenses as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Accrued Management Bonus	$79,000	$—
Accrued Directors’ Compensation	30,000	77,000
Accrued Accounting	15,000	40,000
Accrued Legal	52,000	127,000
Accrued Debt Issuance Costs and Rights Offering fees	—	140,000
Accrued Interest	—	15,000
Accrued Proxy and Annual Report fees	—	42,000
Accrued Other	19,000	40,000
Accrued Expenses	$195,000	$481,000

  Note 7 — Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2011	2010
U.S. federal statutory rate	35.00%	35.00%
State & local taxes	(0.06)%	(0.07)%
Tax on foreign operations	(1.27)%	1.24%
State research and development credits	1.11%	1.02%
Other	(3.07)%	5.05%
Valuation allowance	(31.71)%	(42.24)%
Effective tax rate	—	—

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$24,714,000	$23,706,000
Research and development credits	1,019,000	994,000
Nonqualified stock option compensation expense	1,586,000	1,566,000
Other temporary book – tax differences	331,000	112,000
Total deferred tax assets	27,650,000	26,378,000
Valuation allowance for deferred tax assets	(27,650,000)	(26,378,000)
Net deferred tax assets	$—	$—

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Income Taxes (continued)

At December 31, 2011, the Company had Federal and New Jersey income tax net operating loss carryforwards of $76,774,000 and foreign income tax net operating loss carryforwards of $8,135,000. The Company also had Federal research tax credit carryforwards of $1,020,000 at December 31, 2011 and $994,000 at December 31, 2010. The Federal net operating loss and tax credit carryforwards will expire at various times between 2012 and 2026 unless utilized.

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

As of December 31, 2011 and 2010, 2,053 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates through March 15, 2014, all of which are fully vested. As of December 31, 2011 and 2010, 7,230 options had been issued to employees under the 2000 Plan and were outstanding. Such options expire at various dates between January 22, 2013 and March 15, 2014, all of which are fully vested.

The Board retired the 2000 Plan in June 2004, and thereafter no additional awards may be granted under the 2000 Plan.

In 2004, the Board of Directors adopted and the Company’s stockholders approved the Nephros, Inc. 2004 Stock Incentive Plan, and, in June 2005, the Company’s stockholders approved an amendment to such plan (as amended, the “2004 Plan”), that increased to 40,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. In May 2007, the Company’s stockholders approved an amendment to the 2004 Plan that increased to 65,000 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. In June 2008, the Company’s stockholders approved an amendment to the 2004 Plan that increased to 134,849 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan. In January 2011, the Company’s stockholders approved an amendment to the 2004 Plan that increased to 1,990,717 the number of shares of the Company’s common stock that are authorized for issuance by the Company pursuant to grants of awards under the 2004 Plan.

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

As of December 31, 2011, 443,129 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between March 24, 2014 and December 31, 2019, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2011, there were 1,235,905 shares available for future grants under the 2004 Plan. As of December 31, 2011, 294,753 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 18, 2012 and January 8, 2020, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants (continued)

Unvested options as of December 31, 2011 currently vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

Expense is recognized, net of expected forfeitures, over the vesting period of the options. For options that vest upon the achievement of certain milestones, expense is recognized when it is probable that the condition will be met. Stock based compensation expense recognized for the years ended December 31, 2011 and 2010 was approximately $256,000 or less than $0.03 per share and approximately $92,000 or less than $0.05 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2011	2010
Stock Price Volatility	121.96 – 130.06%	96%
Risk-Free Interest Rates	1.08 – 2.42%	2.85%
Expected Life (in years)	5.00-5.50	5.75
Expected Dividend Yield	0%	0%

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

The total fair value of options vested during the fiscal year ended December 31, 2011 was approximately $249,000. The total fair value of options vested during the fiscal year ended December 31, 2010 was approximately $87,000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2011	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable as of December 31, 2011	Weighted Average Exercise Price

$0.13	1,650	7.02	$0.13	825	$0.13
$0.41 – $0.51	682,500	9.30	$0.51	250,834	$0.51
$0.75 – $2.32	50,138	7.80	$1.06	42,411	$1.10
$2.39 – $4.80	12,876	1.97	$2.57	12,876	$2.57

Total Outstanding	747,164		$0.58	306,946	$0.68

The number of new options granted in 2011 and 2010 is 702,500 and 4,125 respectively. The weighted-average fair value of options granted in 2011 and 2010 is $0.45 and $0.73, respectively.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants (continued)

The following table summarizes the option activity for the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	44,664	$27.40
Options granted	702,500	0.53
Options exercised	0	0.00
Options forfeited	0	0.00
Outstanding at December 31, 2011	747,164	0.58
Expected to vest at December 31, 2011	701,631	$0.58
Exercisable at December 31, 2011	306,947	$0.68

The aggregate intrinsic value of stock options outstanding at December 31, 2011 is $126,000 and the stock options vested or expected to vest is $121,000. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 9.1 years.

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

As of December 31, 2011, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $199,000 and will be amortized over the weighted-average remaining requisite service period of 1.7 years.

Warrants

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2011 and 2010:

Total Outstanding Warrants at December 31, 2011

Title of Warrant	Date Issued	Expiry Date	Exercise Price	Total Common Shares Issuable
				2011	2010
Class D Warrants – Lambda	11/14/2007	3/10/2016	$0.40	8,806,575	359,541
Class D Warrants – Other	11/14/2007	11/14/2012	$0.40	447,197	9,937
Placement Agent Warrants	11/14/2007	11/14/2012	$0.40	228,887	6,484
July 2009 Warrants	7/24/2009	7/24/2014	$22.40	33,629	33,629
Shareholder Rights Offering Warrants	3/10/2011	3/10/2016	$0.40	4,590,171	-
March 2011 Lambda Warrants	3/10/2011	3/10/2016	$0.40	2,782,577	-
Warrants Exercised in 2011				(436,668)
				16,452,368	409,591

The weighted average exercise price of the outstanding warrants was $0.45 and $14.84 for December 31, 2011 and 2010, respectively.

Class D Warrants

The Company issued Class D Warrants in 2007 to purchase an aggregate of 455,628 shares of the Company’s common stock to the Investors upon conversion of the purchased notes. The Company recorded the issuance of the Class D Warrants at their approximate fair market value of $3,763,000. The value of the Class D Warrants was computed using the Black-Scholes option pricing model. Our largest stockholder, Lambda Investors LLC, received Class D Warrants in 2007 to purchase 359,541 shares of the Company’s common stock and Other Investors received Class D Warrants in 2007 to purchase 96,087 shares of the Company’s common stock. A Class D warrant holder elected to exercise 86,150 of the 455,628 Class D Warrants outstanding as of June 2009 pursuant to the cashless exercise provision of the warrant which is described below. See Issuance of Common Stock due to Class D Warrants’ Cashless Exercise Provision.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants (continued)

Effect of Shareholders’ Rights Offering in 2011

The Class D Warrants have full-ratchet anti-dilution provisions that were activated by the Shareholders’ Rights Offering in 2011. Following the closing of the rights offering in 2011, and after giving effect to the anti-dilution provisions, Lambda Investors agreed to surrender for cancellation warrants to purchase 7,372,348 shares of our common stock. In addition, following the closing of the rights offering, Lambda Investors’ existing warrants to purchase 8,806,575 shares that remain outstanding were amended to expire at the same time as the warrants issued in the rights offering, which is March 10, 2016. The Other Investor’s Class D Warrants retain their original expiration date of November 14, 2012.

The following table summarizes the Class D outstanding warrants at December 31, 2011 and 2010:

	Lambda Investors	Other Investors	Total Shares to be issued
As of December 31, 2010	359,541	9,937	369,478
Anti-dilution ratcheting provision	15,819,382	437,260	16,256,642
Surrendered – rights’ offering	(7,372,348)	0	(7,372,348)
As of December 31, 2011	8,806,575	447,197	9,253,772

Issuance of Common Stock due to Class D Warrants’ Cashless Exercise Provision

The Series D warrants have a cashless exercise provision which states, “If, and only if, at the time of exercise pursuant to this Section 1 there is no effective registration statement registering, or no current prospectus available for, the sale of the Warrant Shares to the Holder or the resale of the Warrant Shares by the Holder and the VWAP (as defined below) is greater than the Per Share Exercise Price at the time of exercise, then this Warrant may also be exercised at such time and with respect to such exercise by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing (i) the result of (x) the difference of (A) minus (B), multiplied by (y) (C), by (ii) (A), where:

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants (continued)

The Company did not have an effective registration statement or a current prospectus available for the sale of the warrant shares to the holder or the resale of the warrant shares by the holder and the VWAP (as defined above) was greater than the per share exercise price from June 8, 2009 through August 26, 2009.

A Class D warrant holder elected to exercise 86,150 of the 455,628 Class D Warrants outstanding as of June 2009 pursuant to the cashless exercise provision of the warrant. As a result, 54,561 shares of common stock were issued to this Class D warrant holder in August 2009. The number of shares outstanding in the December 31, 2011 balance sheet and the number of shares outstanding used in the earnings per share calculation for the twelve months ended December 31, 2011 include these shares.

Placement Agent Warrants

The Company issued placement agent warrants in 2007 to purchase an aggregate of 87,819 shares of the Company’s common stock to the Company’s placement agents in connection with their roles in the Company’s fall 2007 financing (“the 2007 Financing”). The Company recorded the issuance of the placement agent warrants at their approximate fair market value of $1,047,000. The value of the placement agent warrants was computed using the Black-Scholes option pricing model.

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

Effect of Shareholders’ Rights Offering in 2011

The Placement Agent Warrants have full-ratchet anti-dilution provisions that were activated by the shareholders’ rights offering in 2011. The Placement Agent Warrants retain their original expiration date of November 12, 2012.

As of December 31, 2011 there were Placement Agent Warrants outstanding to issue 228,887 common shares of the Company.

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

 July 2009 Private Placement

On July 24, 2009, the Company raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 67,258 shares of its common stock and warrants to purchase an aggregate of 33,629 shares of its common stock, representing 50% of the shares of common stock purchased by each investor. The Company sold the shares to investors at a price per share equal to $18.60. The warrants have an exercise price of $22.40, are exercisable immediately and will terminate on July 24, 2014. The warrants have no anti-dilution ratcheting provision therefore, they did not increase as a result of the 2011 Shareholders’ Rights Offering.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Stock Plans, Share-Based Payments and Warrants (continued)

2011 Shareholders’ Rights Offering

On March 10, 2011, Nephros announced the completion of its rights offering and private placement that together resulted in gross proceeds of approximately $3.2 million and estimated net proceeds of approximately $2.3 million to Nephros after deducting the payments to Lambda Investors LLC and after estimated expenses of the rights offering. In the rights offering, Nephros sold 4,964,854 units at $0.40 per unit for gross proceeds of approximately $2.0 million, resulting in the issuance of 4,964,854 shares of common stock and warrants to purchase an aggregate of 4,590,171 shares of common stock. The warrants expire on March 10, 2016 and have an exercise price of $0.40 per share.

On March 10, 2011, based on the completion of the rights offering Lambda Investors LLC, the Company’s largest stockholder, purchased in a private placement 3,009,711 units at a per unit purchase price of $0.40 for aggregate gross proceeds of approximately $1.2 million, pursuant to a purchase agreement between Nephros and Lambda Investors LLC. Each unit consisted of one share of common stock and a warrant to purchase 0.924532845 shares of common stock at an exercise price of $0.40 per share for a period of five years following the issue date of the warrant, resulting in Lambda Investors LLC acquiring 3,009,711 shares of common stock and a warrant to purchase 2,782,577 shares of common stock. Net proceeds, after deducting the aggregate of $666,650 in payments due Lambda Investors LLC were approximately $537,000.

Warrants exercised during 2011

Shareholders exercised 472,422 warrants in the fourth quarter of 2011 resulting in 436,668 shares of common stock being issued.

Note 9 — 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The Company contributed and expensed $28,000 and $24,000 in 2011 and 2010, respectively.

Note 10 — Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend in the near future, to manufacture any of its products and components. With regard to the OLpur MD190 and MD220, on June 27, 2011, the Company entered into a license agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries, all such countries herein referred to as the Territory.

In exchange for the rights granted to it under the Bellco license agreement through December 31, 2014, Bellco agreed to pay Nephros installment payments of €500,000, €750,000, €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. Such installment payments, herein referred to as the Installment Payments, are Bellco’s sole financial obligations through December 31, 2014. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay Nephros a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 103,000 units sold, Bellco will pay €4.50 per unit; thereafter, Bellco will pay €4.00 per unit. Bellco must meet minimum sales targets of 15,000 units in each quarter of 2015 and 2016. If Bellco fails to meet a quarterly minimum, the license in Italy, France, Belgium, Spain and Canada will, at our discretion, convert to a non-exclusive one. All sums payable under the agreement will be paid in Euros, as adjusted to account for currency exchange fluctuations between the Euro and the U.S. dollar that occur between July 1, 2011, the effective date of the agreement, and the date of payment.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Commitments and Contingencies (continued)

A contract manufacturer produces the DSU product(s) as ordered.

Contractual Obligations

At December 31, 2011, the Company had an operating lease that will expire on November 30, 2012 for the rental of its U.S. office and research and development facilities. The term of the rental agreement is for one year commencing December 1, 2011 with a monthly cost of approximately $7,813.

Rent expense for the years ended December 31, 2011 and 2010 totaled $104,000 and $101,000, respectively.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2011:

	Payments Due in Period
	Total	Within 1 Year	Years 1 – 3	Years 3 – 5	More than 5 Years

Leases	$112,000	$92,000	$18,000	$2,000	$—
Employment Contracts	450,000	200,000	200,000	50,000
Total	$562,000	$292,000	$218,000	$52,000	$—

Note 11 — Concentration of Credit Risk

Cash and cash equivalents are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash and cash equivalents.

Major Customers

For the year ended December 31, 2011 and 2010, two customers accounted for 71% and 79%, respectively, of the Company’s sales.  In addition, as of December 31, 2011 and 2010, those customers accounted for 85% and 84%, respectively, of the Company’s accounts receivable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants during 2011 or 2010.

Item 9A. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the fourth quarter of 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was operating effectively.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that require a management assessment in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “2012 Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for April 23, 2012, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

The information set forth under the captions "Proposal No. 1 - Election of Directors", "Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption "Compensation Matters" in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption "Stock Ownership of Management and Principal Shareholders" and "Compensation Matters" in the 2012 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance” and "Certain Relationships and Related Transactions" in the 2012 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption "Proposal No. 2 - Ratification of Selection of Independent Registered Public Accounting Firm" in the 2012 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant. (5)
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (13)
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (13)
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007. (14)
3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on October 26, 2009. (23)
3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 10, 2011. (24)
3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 11, 2011. (24)
3.8	Second Amended and Restated By-Laws of the Registrant. (16)
4.1	Specimen of Common Stock Certificate of the Registrant. (1)
4.2	Form of Underwriter’s Warrant. (1)
4.3	Warrant for the purchase of shares of common stock dated January 18, 2006, issued to Marty Steinberg, Esq., as Court-appointed Receiver for Lancer Offshore, Inc. (17)
4.4	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants. (15)
4.5	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock. (15)
4.6	Form of Class D Warrant. (15)
4.7	Form of Placement Agent Warrant. (15)
4.8	Form of Investor Warrant issued on July 24, 2009. (22)
4.9	Form of Warrant Certificate. (27)
4.10	Form of Warrant Agreement between Nephros, Inc. and Continental Stock Transfer & Trust Company. (27)
4.11	Form of Subscription Rights Certificate. (27)
10.1	Amended and Restated 2000 Nephros Equity Incentive Plan. (1)(2)
10.2	2004 Nephros Stock Incentive Plan. (1)(2)
10.3	Amendment No. 1 to 2004 Nephros Stock Incentive Plan. (2)(5)
10.4	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan. (14)
10.5	Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock. (1)
10.6	Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein). (1)
10.7	Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant. (1)(2)
10.8	Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant. (1)(2)
10.9	Amendment to Employment Agreement dated as of May 31, 2004 between Norman J. Barta and the Registrant. (1)(2)
10.10	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta. (14)
10.11	Form of Employee Patent and Confidential Information Agreement. (1)
10.12	Form of Employee Confidentiality Agreement. (1)
10.13	Settlement Agreement and Mutual Release dated June 19, 2002 between Plexus Services Corp. and the Registrant. (1)
10.14	Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant. (1)
10.15	Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant. (1)
10.16	Supply Agreement between Nephros, Inc. and Membrana GmbH, dated as of December 17, 2003. (1)(3)

Exhibit No.	Description
10.17	Amended Supply Agreement between Nephros, Inc. and Membrana GmbH dated as of June 16, 2005. (3)(7)
10.18	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of May 12, 2003. (1)(3)
10.19	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of March 22, 2005. Supersedes prior Agreement dated May 12, 2003. (3)(8)
10.20	HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)
10.21	Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (4)
10.22	Non-employee Director Compensation Summary. (2)(6)
10.23	Named Executive Officer Summary of Changes to Compensation. (2)(6)
10.24	Stipulation of Settlement Agreement between Lancer Offshore, Inc. and Nephros, Inc. approved on November 18, 2005. (8)
10.25	Consulting Agreement, dated as of January 11, 2006, between the Company and Bruce Prashker. (2)(8)
10.26	Summary of Changes to Chief Executive Officer’s Compensation. (2)(8)
10.27	Offer of Employment Agreement, dated as of February 24, 2006, between the Company and Mark W. Lerner. (2)(8)
10.28	Form of 6% Secured Convertible Note due 2012 for June 1, 2006 Investors. (9)
10.29	Form of Common Stock Purchase Warrant. (9)
10.30	Form of Subscription Agreement, dated as of June 1, 2006. (9)
10.31	Form of Registration Rights Agreement, dated as of June 1, 2006. (9)
10.32	Form of 6% Secured Convertible Note due 2012 for June 30, 2006 Investors. (10)
10.33	Form of Subscription Agreement, dated as of June 30, 2006. (10)
10.34	Employment Agreement between Nephros, Inc. and William J. Fox, entered into on August 2, 2006. (2)(11)
10.35	Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007. (3)(12)
10.36	Form of Subscription Agreement between Nephros and Subscriber. (15)
10.37	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Holders. (15)
10.38	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Holders. (15)
10.39	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Covered Holders as defined therein. (15)
10.40	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur. (15)
10.41	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and Nephros. (17)
10.42	Employment Agreement, dated as of April 1, 2008, between Nephros, Inc. and Gerald Kochanski. (2)(18)
10.43	Separation Agreement and Release, dated as of April 28, 2008, between Nephros, Inc. and Mark W. Lerner. (2)(18)
10.44	Separation Agreement and Release, dated as of September 15, 2008, between Nephros, Inc. and Norman J. Barta. (2) (19)
10.45	Employment Agreement, dated as of September 15, 2008, between Nephros, Inc. and Ernest A. Elgin III. (2)(19)
10.46	Lease Agreement between Nephros, Inc. and 41 Grand Avenue, LLC dated as of November 20, 2008. (20)
10.47	Distribution Agreement between Nephros, Inc. and OLS, dated as of November 26, 2008. (21)
10.48	Lease Agreement between Nephros International LTD and Coldwell Banker Penrose & O’Sullivan dated November 30, 2008. (21)
10.49	Distribution Agreement between Nephros, Inc. and Aqua Sciences, Inc., dated as of December 3, 2008. (21)
10.50	Sales Management Agreement between Nephros, Inc. and Steve Adler, dated as of December 16, 2008. (2)(21)
10.51	Amendment No. 3 to the Nephros, Inc. 2004 Stock Incentive Plan. (2)(21)
10.52	Form of Subscription Agreement between Nephros, Inc. and various investors , dated July 24, 2009. (22)
10.53	Consulting Agreement between Nephros, Inc. and John Shallman, dated as of January 2, 2009. (25)
10.54	Authorized Representative Services Agreement between Nephros, Inc. and Donawa Lifescience Consulting Srl, dated as of June 1, 2009. (25)
10.55	Consulting Agreement between Nephros, Inc. and Barry A. Solomon, PhD., dated as of December 8, 2009. (25)

10.56	Separation, Release and Consulting Agreement between Nephros, Inc. and Ernest A. Elgin III. (26)
10.57	Senior Secured Note dated October 1, 2010 issued to Lambda Investors LLC. (27)
10.58	Form of Registration Rights Agreement, dated as of September 30, 2010, by and between the Registrant and Lambda Investors LLC. (27)
10.59	Purchase Agreement, dated as of October 1, 2010, by and between the Registrant and Lambda Investors LLC. (28)
10.60	Amendment No. 4 to the Nephros, Inc. 2004 Stock Incentive Plan. (2)(29)
10.61	Employment Agreement between Nephros, Inc. and Gerald J. Kochanski dated April 1, 2011. (2)(30)
10.62	License Agreement, entered into as of July 1, 2011 by and between Nephros, Inc. and Bellco S.r.l. (31)
10.63	Letter Agreement, dated June 27, 2011, between Nephros, Inc. and DHR International, Inc., entered into as of July 25, 2011. (32)
14.1	Code of Ethics and Business Conduct, as amended on April 2, 2007. (33)
21.1	Subsidiaries of Registrant. (12)
24.1	Power of Attorney. (included on the signature page)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive Data File. *

*	Filed herewith.

(1)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1, File No. 333-116162.

(2)	Management contract or compensatory plan arrangement.

(3)	Portions omitted pursuant to a request for confidential treatment.

(4)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K Filed with the Securities and Exchange Commission on March 3, 2005.

(5)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005.

(6)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 16, 2005.

(7)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 15, 2005.

(8)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 20, 2006.

(9)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.

(10)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2006.

(11)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2006.

(12)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 10, 2007.

(13)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007.

(14)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007.

(15)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2007.

(16)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2007.

(17)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

(18)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 15, 2008.

(19)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 14, 2008.

(20)	Incorporated by reference to Nephros, Inc. ’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

(21)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

(22)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 14, 2009.

(23)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (No. 333-162781), as filed with the Securities and Exchange Commission on October 30, 2009.

(24)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

(25)	Incorporated by reference to Nephros, Inc’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission April 2, 2010.

(26)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010.

(27)	Incorporated by reference to Nephros, Inc.’s Registration statement on Form S-1 (No. 333-169728), as filed with the Securities and Exchange Commission on October 1, 2010.

(28)	Incorporated by reference to Nephros, Inc.’s Registration statement on Form S-1 (No. 333-169728), as filed with the Securities and Exchange Commission on December 22, 2010.

(29)	Incorporated by reference to Nephros, Inc.’s 2011 Proxy Statement (Exhibit A) filed with the Securities and Exchange Commission on December 2, 2010.

(30)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2011.

(31)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(32)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011.

(33)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 22, 2012
	By:	/s/ Paul A. Mieyal

Name: Paul A. Mieyal
Title: Acting Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Paul A. Mieyal and Gerald J. Kochanski, and each of them singly, our true and lawful attorneys-in-fact with full power to them and each of them to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul A. Mieyal	Acting Chief Executive Officer (Principal Executive	March 22, 2012
Officer)
Paul A. Mieyal

/s/ Gerald J. Kochanski	Chief Financial Officer (Principal Financial and	March 22, 2012
Accounting Officer)
Gerald J. Kochanski

/s/ Arthur H. Amron	Director	March 22, 2012

Arthur H. Amron

/s/ Lawrence J. Centella	Director	March 22, 2012

Lawrence J. Centella

/s/ Paul A. Mieyal	Director	March 22, 2012

Paul A. Mieyal

/s/ James S. Scibetta	Director	March 22, 2012

James S. Scibetta

