Form 10-Q
period 2012-03-31
NEPHROS INC
filed 2012-05-15
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of May 10, 2012, 10,746,891 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,174	$1,669
Accounts receivable	1,040	1,170
Inventory, less allowances of $150 at March 31, 2012 and $218 at December 31, 2011	240	247
Prepaid expenses and other current assets	130	113
Total current assets	3,584	3,199
Property and equipment, net	15	17
Long-term receivable	-	778
Total assets	$3,599	$3,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	512	284
Accrued expenses	132	195
Deferred revenue, current portion	699	698
Total current liabilities	1,343	1,177
Long-term portion of deferred revenue	1,222	1,396
Total liabilities	2,565	2,573

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2012 and December 31, 2011; no shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 90,000,000 authorized at March 31, 2012 and December 31, 2011; 10,643,870 and 10,501,477 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	10	10
Additional paid-in capital	95,756	95,630
Accumulated other comprehensive income	93	49
Accumulated deficit	(94,825)	(94,268)
Total stockholders’ equity	1,034	1,421
Total liabilities and stockholders’ equity	$3,599	$3,994

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues:
Product revenues	$360	$681
License revenues	173	-
Total net revenues	533	681
Cost of goods sold	222	482
Gross margin	311	199
Operating expenses:
Research and development	139	92
Depreciation and amortization	2	24
Selling, general and administrative	726	729
Total operating expenses	867	845
Loss from operations	(556)	(646)
Interest income	1	-
Interest expense	-	(12)
Amortization of debt issuance costs	-	(40)
Other expense	(2)	(9)
Net loss	(557)	(707)
Other comprehensive income, foreign currency translation adjustments	44	35
Total comprehensive loss	(513)	(672)
Net loss per common share, basic and diluted	$(0.05)	$(0.18)
Weighted average common shares outstanding, basic and diluted	10,565,214	3,972,191

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net loss	$(557)	$(707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	2	24
Noncash stock-based compensation	60	130
Amortization of debt issuance costs	—	40
Noncash interest	—	12
(Increase) decrease in operating assets:
Accounts receivable	162	(228)
Inventory	7	119
Prepaid expenses and other current assets	(16)	72
Other assets	778	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	162	7
Deferred revenue	(173)	(17)
Net cash provided by (used in) operating activities	425	(548)
Financing activities:
Proceeds from exercise of warrants	66	—
Repayment of debt	—	(500)
Payment of financing costs	—	(140)
Proceeds from issuance of common stock	—	3,190
Net cash provided by financing activities	66	2,550
Effect of exchange rates on cash	14	5
Net increase in cash	505	2,007
Cash, beginning of period	1,669	240
Cash, end of period	$2,174	$2,247
Supplemental disclosure of cash flow information
Cash paid for taxes	$15	$2

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International Limited (collectively, the “Company” or “Nephros”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2012. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company has incurred significant losses in operations in each quarter since inception. For the three months ended March 31, 2012 and 2011, the Company has incurred net losses of $557,000 and $707,000, respectively. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

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

2.  Concentration of Credit Risk

For the three months ended March 31, 2012 and 2011, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2012	2011
A	32%	59%
B	25%	4%
C	22%	17%

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.  Concentration of Credit Risk (continued)

As of March 31, 2012 and December 31, 2011, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2012	2011
A	77%	75%
B	13%	3%

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

On June 27, 2011, the Company entered into a License Agreement, effective July 1, 2011, with Bellco S.r.l., as licensee (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. The first two payments have been received.  The Company recognizes the fixed license revenue on a straight line basis over the forty-two month expected obligation period which ends on December 31, 2014.  Any difference between payments received and recognized revenue is reported as deferred revenue.

Deferred revenue on the accompanying March 31, 2012 condensed consolidated balance sheet is approximately $1,921,000 and is related to the License Agreement with Bellco. The total fixed payments to be received as a result of this agreement approximate $2,459,000 and the Company has recognized approximately $538,000 of revenue related to this license agreement to date and approximately $173,000 for the three months ended March 31, 2012, resulting in $1,921,000 being deferred over the remainder of the expected obligation period.

The final guaranteed fixed payment of approximately $800,280 is due in January 2013 and is included in current trade receivables on the accompanying March 31, 2012 condensed consolidated balance sheet.

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

The Company granted 241,000 stock options during the three months ended March 31, 2012 to employees, non-employee directors and consultants.  These stock options vest over a three-year or four-year period and will be expensed over the applicable vesting period. The fair value of all stock-based awards granted during the three months ended March 31, 2012 was approximately $193,000.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.  Stock-Based Compensation (continued)

The following assumptions were used for options granted for the three months ended March 31, 2012.

Assumptions for Option Grants	Three Months Ended March 31, 2012
Risk-free interest rate	0.96-1.43%
Volatility	126.13 – 128.54%
Expected dividend yield	—
Expected term	5.75 – 6.25 yrs

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

Stock-based compensation expense was approximately $60,000 and $130,000 for the three months ended March 31, 2012 and 2011, respectively.  This expense is presented as part of the operating results in Selling, General and Administrative expenses on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three months ended March 31, 2012 and 2011, as the Company is in a net operating loss position. As of March 31, 2012, there was approximately $356,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.6 years.  Such amount does not include the effect of future grants of equity compensation, if any.  Of the total $356,000, the Company expects to recognize approximately 38% in the remaining interim periods of 2012, approximately 34% in 2013, approximately 15% in 2014, approximately 11% in 2015, and approximately 2% in 2016.

During the quarter ended March 31, 2012, 3,591,521 warrants were exercised, resulting in the issuance of 142,393 shares of the Company’s common stock.

5.   Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss) such as foreign currency translation adjustments. As of March 31, 2012 and December 31, 2011, accumulated other comprehensive income was approximately $93,000 and $49,000, respectively. Accumulated other comprehensive income was impacted by foreign exchange currency translation adjustments in the three months ended March 31, 2012 and 2011.

6.   Loss per Common Share

In accordance with ASC 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is anti-dilutive, the Company has excluded stock options and warrants aggregating 17,298,139 and 17,546,000 shares, respectively, from the computation of diluted EPS for the three-month periods ended March 31, 2012 and 2011, respectively.

7.   Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued an update on comprehensive income, which pertains to the deferral of the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in a previous accounting standard update that pertained to the presentation of comprehensive income. The update defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods. All other requirements of the previous accounting standard on the presentation of

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

7.   Recently Adopted Accounting Pronouncements (continued)

comprehensive income, issued in June 2011, are not affected. The previous presentation related to the comprehensive income standard requires that entities report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. It does not change the items that must be reported in other comprehensive income and it is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the update on January 1, 2012 resulting in no impact to the Company’s consolidated balance sheets, statements of income and cash flows.

8.   Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of March 31, 2012 and December 31, 2011 was approximately as follows:

	Unaudited	Audited
	March 31, 2012	December 31, 2011
Total Gross Inventory, finished goods	$390,000	$465,000
Less: Inventory reserve	(150,000)	(218,000)
Total Inventory	$240,000	$247,000

9.  Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend in the near future, to manufacture any of its products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries, all such countries herein referred to as the Territory.

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

10. Subsequent Events

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10. Subsequent Events (continued)

(collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €300,000, €500,000 and €750,000 for the years 2012, 2013 and 2014, respectively. For calendar years thereafter, annual minimum amounts will be mutually agreed upon between Medica and the Company. As consideration for the license and other rights granted to the Company, the Company is required to pay Medica installment payments of €500,000 and €1,000,000 on April 23, 2012 and January 25, 2013, respectively. The April 23, 2012 payment was made. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. On April 23, 2012, the Company issued a press release announcing its entry into the License and Supply Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Certain Risks and Uncertainties” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2011, including the “Risk Factors” and “Business” sections thereof.  This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011. Our actual results may differ materially.

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

Business Overview

On April 30, 2012, the Company announced it had received clearance from the FDA to market the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

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

We currently have three products in various stages of development in the HDF modality to deliver an alternative therapy for ESRD patients:

•	OLpūr MD HDF filter series (which we sell in various countries in Europe and currently consists of our MD190 and MD220 Hemodiafilters); we believe that it is the only filter designed expressly for HDF therapy and employs our proprietary Mid-Dilution Hemodiafiltration technology;

•	OLpūr H2H, our add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy; and

•	OLpūr NS2000 system, our stand-alone HDF machine and associated filter technology.

We have also developed our OLpūr HD 190 high-flux dialyzer cartridge, which incorporates the same materials as our OLpūr MD series but does not employ our proprietary Mid-Dilution Hemodiafiltration technology. Our OLpūr HD190 was designed for use with either hemodialysis or hemodiafiltration machines, and received its clearance from the U.S. Food and Drug Administration, or FDA, under Section 510(k) of the Food, Drug and Cosmetic Act, or the FDC Act, in June 2005.

OLpūr is a registered trademark in the U.S., H2H is a trademark for which U.S. registration is pending. H2H is a registered European Union trademark. We have assumed that the reader understands that these terms are source-indicating. Accordingly, such terms appear throughout the remainder of this report without trademark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

We believe that products in our OLpūr MD HDF Hemodiafilter series are more effective than any products currently available for ESRD therapy because they are better at removing certain larger toxins (known in the industry as “middle molecules” because of their heavier molecular weight) from blood. The accumulation of middle molecules in the blood has been related to such conditions as malnutrition, impaired cardiac function, carpal tunnel syndrome, and degenerative bone disease in the ESRD patient. We also believe that OLpūr H2H will, upon introduction, expand the use of HDF as a cost-effective and attractive alternative for ESRD therapy.

We believe that our OLpūr H2H Module and OLpūr MD 220 Hemodialfilter will reduce hospitalization, medication and care costs as well as improve patient health (including reduced drug requirements and improved blood pressure profiles), and therefore, quality of life, by removing a broad range of toxins through a more patient-friendly, better-tolerated process. In addition, independent studies in Europe have indicated that, when compared with dialysis as it is currently offered in the United States, HDF can reduce the patient’s mortality risk by up to 35%. We believe that the OLpūr MD HDF Hemodiafilter series and the OLpūr H2H Module will provide these benefits to ESRD patients at competitive costs and without the need for ESRD treatment providers to make significant capital expenditures in order to use our products. We also believe that the OLpūr NS2000 system, if successfully developed, will be the most cost-effective stand-alone hemodiafiltration system available.

In the first quarter of 2007, we received approval from the FDA for our Investigational Device Exemption (“IDE”) application for the clinical evaluation of our OLpūr H2H module and OLpūr MD 220 Hemodiafilter. We completed the patient treatment phase of our clinical trial during the second quarter of 2008. We submitted our data to the FDA with our 510(k) application on these products in November 2008. Following its review of the application, the FDA requested additional information from us. We replied to the FDA inquiries on March 13, 2009.

On June 30, 2010, we received a final decision letter from the FDA for our 510(k) submission which stated that the FDA could not reach a substantial equivalence determination for our hemodiafiltration (HDF) system. On August 11, 2011, Nephros filed a new 510(k) application with the FDA for clearance of the Company’s hemodiafiltration (HDF) system for end-stage renal disease. On November 8, 2011, the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. The FDA confirmed receipt of the Company’s answers to the FDA’s request on February 6, 2012. On April 30, 2012, the Company announced that it received 510(k) clearance from the FDA to market the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

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

We currently have multiple products in various stages of development for the ultrafiltration of water and other fluids:

•	DSU and SSU, our Dual Stage Ultrafilter and Single Stage Ultrafilter respectively for use in hospital infection control, hemodialysis, and other applications;
•	SafeSpout Ultrafilter for endpoint use on faucets;

•	MSU, our large capacity Ultrafilter for commercial applications; and

•	UF-40, our compact Ultrafilter for use in military applications and outdoor activities, such as hiking.

In January 2006, we introduced our DSU water filtration system. Our DSU represents a new and complementary product line to our existing ESRD therapy business. The DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpūr H2H and MD Mid-Dilution Hemodiafilter technologies for ESRD therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting. We believe our DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With over 5,800 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of January 3, 2012), we believe the hospital shower and faucet market can offer us a valuable opportunity as a first step in water filtration.

On October 7, 2008, we filed a 510(k) application for clearance to market our DSU to dialysis clinics for in-line purification of dialysate water. On July 1, 2009, we received FDA clearance of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

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

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra-filter. In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we billed approximately $900,000 during the twenty months ended August 2009. In August 2009, we were awarded a new $1.849 million research contract from the Office of Naval Research (ONR) for continued development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract and is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes. Approximately $1,849,000 of revenue has been recognized on this new project since September 2009 of which approximately $117,000 was recognized on this project during the three months ended March 31, 2012. This project has been completed as of March 31, 2012.

During 2010, in response to a Request For Information (RFI) from the U.S. Army, we submitted our UF-40 ultrafilter for consideration as part of the standard issue hydration pack for soldiers in the field. We have been informed by the U.S. Army Public Health Command that our UF-40 filter has been validated to meet the military’s NSF P248 standard for emergency military operations as a microbiological water purifier. We believe that our UF-40 filter is the only stand-alone filter to date to have met the performance criteria of the NSF P248 standard without secondary disinfection steps. The Army has not to date issued a Request For Proposal (RFP), and we have no confirmation regarding when or if an RFP applicable to the UF-40 ultrafilter may be put forth by the U.S. Army.

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

The Nephros DSU, MSU, and SSU are FDA cleared devices for the filtration of biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures. Within the U.S., there are approximately 5,700 clinics providing over 50 million dialysis treatments to 370,000 patients annually. To perform hemodialysis, ultrapure water is crucial to the production of dialysate. Dialysis clinics have water purification systems; however, microbial contaminants can originate from the water treatment system, the water distribution loop, or the dialysate concentrates. Nephros ultrafilters filter out substances down to the 0.005 micron level and address dialysate contamination at crucial points: after the reverse osmosis module and at the dialysis machine entrance from the water distribution loop. Nephros ultrafilters can be used as the last step in the water purification process to ensure that ultrapure water is used for dialysis procedures. Regular use of Nephros ultrafilters offers an affordable safety measure when utilized with modern water treatment systems and optimally maintained hemodialysis machines. Recent data have shown that the Nephros DSU, when used as part of the water purification system for dialysis systems, may reduce the required dosage of erythropoietin stimulating agents, which we believe will provide a unique benefit to patients.

On July 25, 2011, Nephros, Inc. entered into a letter agreement with DHR International, Inc., an international executive search firm, whereby DHR International conducted a search to recruit a chief executive officer for Nephros. On April 20, 2012, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. John C. Houghton to become President and Chief Executive Officer of the Company, effective as of April 20, 2012. The Employment Agreement has a term of four years, ending on April 20, 2016.

Under the agreement with DHR International, Nephros paid to DHR an aggregate of $87,000 in cash and equity worth $25,000. The final cash retainer installment of $34,000 will be paid in the second quarter of 2012. The equity portion is in the form of an option for 20,000 shares of common stock with an exercise price of $1.25 per share, which was the closing price of our common stock on July 25, 2011 as reported on the Over-the-Counter Bulletin Board. The option is fully vested and has a term of 10 years.

On August 11, 2011, Nephros submitted a new 510(k) application to market its leading-edge hemodiafiltration (HDF) system for end-stage renal disease. The application details Nephros’ OLpūr MD220 diafilter and Nephros’ OLpūr H 2 H Hemodiafiltration module. Nephros’ OLpūr MD220 is a dialyzer designed expressly for HDF therapy that employs Nephros’ proprietary Mid-Dilution Hemodiafiltration technology. Nephros’ OLpūr H2H Hemodiafiltration module enables the most common types of standard dialysis machines to perform HDF therapy. On November 8, 2011 the Company received the initial FDA review of its new 510(k) application (K112314), which included a request for additional information. The FDA confirmed receipt of the Company’s answers to the FDA’s request on February 6, 2012. On April 30, 2012, the Company announced it had received clearance from the FDA to market the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of investments and share-based compensation expense. As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements

See Note 7 to our condensed consolidated financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements.

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

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Total net revenues for the three months ended March 31, 2012 were approximately $533,000 compared to approximately $681,000 for the three months ended March 31, 2011.  Total net revenues decreased approximately $148,000. The decrease of approximately 22% is primarily due to decreased revenue of approximately $17,000 during the three months ended March 31, 2012 compared to the same period in 2011, related to our STERIS project, and a $402,000 reduction in sales of our MD filters in our Target European Market.  These decreases were partially offset by approximately $98,000 more DSU sales, or 69%, and $173,000 more in license revenue for the three months ended March 31, 2012 compared to the same period in 2011. There was no license revenue for the three months ended March 31, 2011 since the related Bellco Licensing Agreement was not effective until July 1, 2011.

Cost of Goods Sold

Cost of goods sold was approximately $222,000 for the three months ended March 31, 2012 compared to approximately $482,000 for the three months ended March 31, 2011. The decrease of approximately $260,000 or 54% during the three months ended March 31, 2012 compared to the same period in 2011 is primarily related to the reduction of sales of our MD filters in our Target European Market, where cost of goods sold decreased by approximately $301,000. There was additionally a $22,000 reduction in cost of sales related to our STERIS project. These decreases were partially offset by increased cost of goods sold of approximately $63,000 related to DSU sales for the three months ended March 31, 2012 compared to the same period in 2011.

Research and Development

Research and development expenses were approximately $139,000 and $92,000 respectively, for the three months ended March 31, 2012 and March 31, 2011. This increase of approximately $47,000 or 51% is due to an increase in research and development personnel related costs of approximately $18,000, and an increase in research and development materials and other project costs of approximately $29,000 during the three months ended March 31, 2012 compared to the same period in 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $2,000 for the three months ended March 31, 2012 compared to approximately $24,000 for the three months ended March 31, 2011, a decrease of 92%. The decrease of approximately $22,000 is primarily due to several assets having been fully depreciated as of year-end 2011 resulting in no depreciation and amortization expense for those assets during the three months ended March 31, 2012. There were no disposals of assets during the three months ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $726,000 for the three months ended March 31, 2012 compared to approximately $729,000 for the three months ended March 31, 2011, a decrease of $3,000 or less than 1%. The decrease is due to a decrease in stock-based compensation expense of $70,000, a decrease in insurance expense of $9,000, and a decrease in investor relations and SEC reporting expenses of $13,000. These decreases were partially offset by an increase in personnel costs of $33,000, an increase in legal fees of $24,000, and an increase in other professional services of $32,000 during the three months ended March 31, 2012 compared to the same period in 2011.

Interest Income

Interest income was approximately $1,000 for the three months ended March 31, 2012.  We had no interest income for the three months ended March 31, 2011.

Interest Expense

We had no interest expense for the three months ended March 31, 2012. Interest expense was approximately $12,000 for the three months ended March 31, 2011. This interest relates to interest accrued on the $500,000 senior secured note issued to Lambda Investors LLC, which was paid in March 2011.

Amortization of Debt Issuance Costs

There was no amortization of debt issuance costs in the three months ended March 31, 2012 as there was no debt during that period. Amortization of debt issuance costs of $40,000 for the three months ended March 31, 2011 is associated with the senior secured note issued to Lambda Investors LLC and paid in March 2011. These capitalized costs were fully amortized as of March 31, 2011.

Other expense

Other expense in the amount of approximately $2,000 for the three months ended March 31, 2012 was a foreign currency loss on invoices paid to an international suppler.  Other expense in the amount of $9,000 for the three months ended March 31, 2011 was a currency loss related to an international funds transfer.

Liquidity and Capital Resources

At March 31, 2012, we had an accumulated deficit of approximately $94,825,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue and the March 2011 rights offering and concurrent private placement.

Our future liquidity sources and requirements will depend on many factors, including:

•	receipt of scheduled payments per the Bellco S.r.l. license agreement;

•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

•	the timing and costs associated with obtaining United States regulatory approval or the Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory pre-requisite for selling our products in the European Union and certain other countries that recognize CE marking (for products other than our OLpūr MDHDF filter series, for which the CE mark was obtained in July 2003);

•	the continued progress in and the costs of clinical studies and other research and development programs;

•	the costs involved in filing and enforcing patent claims and the status of competitive products; and

•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

•	for the marketing and sales of our products;

•	to continue our ESRD therapy product engineering;

•	to pursue business opportunities with respect to our DSU water-filtration product; and

•	for working capital purposes.

At March 31, 2012, we had cash and cash equivalents totaling approximately $2,174,000 and tangible assets of approximately $3,584,000.

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

Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, we will be forced to curtail our planned activities and operations or cease operations entirely. There can be no assurance that we will be able to raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash provided by operating activities was approximately $425,000 for the three months ended March 31, 2012 compared to net cash used in operating activities of approximately $548,000 for the three months ended March 31, 2011. The most significant items contributing to this increase of approximately $973,000 in cash provided by operating activities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 are highlighted below:

•	our accounts receivable decreased by approximately $162,000 during the 2012 period compared to an increase of approximately $228,000 during the 2011 period;

•	our inventory decreased by approximately $7,000 during the 2012 period compared to a decrease of approximately $119,000 during the 2011 period;

•	our accounts payable and accrued expenses increased by approximately $162,000 in the aggregate in the 2012 period compared to an increase of approximately $7,000 in the 2011 period;

•	during the 2012 period, our net loss decreased by approximately $150,000.

Offsetting the above changes are the following items:

•	during the 2012 period, depreciation expense decreased by approximately $22,000;

•	during the 2012 period, we recorded deferred revenue of approximately $173,000, whereas deferred revenue in the 2011 period was approximately $17,000;
•	during the 2012 period, our stock-based compensation expense decreased by approximately $70,000;
•	during the 2012 period, we had no amortization of debt issuance costs, whereas amortization of debt issuance costs were $40,000 during the 2011 period;
•	during the 2012 period, we had no noncash interest, whereas noncash interest was $12,000 during the 2011 period; and
•	our prepaid expenses and other current assets increased by approximately $16,000 in the 2012 period compared to a decrease of approximately $72,000 in the 2011 period.

Net cash provided by financing activities for the three months ended March 31, 2012 resulted from the exercise of warrants, providing approximately $66,000. Net cash provided by financing activities was approximately $2,550,000 for the three months ended March 31, 2011, resulting from the issuance of stock and warrants, providing cash of $3,190,000, which was offset by the payment of debt of $500,000 and the payment of deferred financing costs of $140,000.

There was no cash provided by or used in investing activities for the three months ended March 31, 2012 or during the same period in 2011.

Certain Risks and Uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors under the heading “Item 1.A. Risk Factors.” The information presented below should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Safe Harbor for Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include the risks that:

•	we may not be able to continue as a going concern;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may encounter problems with our suppliers and manufacturers;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

•	HDF therapy may not be accepted in the United States and/or our technology and products may not be accepted in current or future target markets, which could lead to failure to achieve market penetration of our products;

•	we may not be able to effectively market our products, including our HDF system;

•	we may not be able to sell our chronic renal failure therapy or water filtration products at competitive prices or profitably;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

•	we may not be able to achieve sales growth in key geographic markets.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three month periods ended March 31, 2012 and 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Exchange Act is accumulated and communicated to management in a timely manner. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected. At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of  our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting, that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

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

NEPHROS, INC.

Date: May 15, 2012	By:	/s/ John C. Houghton
	Name:	John C. Houghton
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

