Form 10-Q
period 2012-06-30
NEPHROS INC
filed 2012-08-14
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

☐ YES ☒ NO

As of August 9, 2012, 11,608,345 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$987	$1,669
Accounts receivable	890	1,170
Inventory, less allowances of $150 at June 30, 2012 and $218 at December 31, 2011	268	247
Prepaid expenses and other current assets	90	113
Total current assets	2,235	3,199
Property and equipment, net	21	17
Long-term receivable	-	778
Other assets, net of accumulated amortization	2,093	-
Total assets	$4,349	$3,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$360	$284
License and supply agreement fee payable	1,238	-
Accrued expenses	170	195
Deferred revenue, current portion	674	698
Total current liabilities	2,442	1,177
Long-term portion of deferred revenue	1,010	1,396
Total liabilities	3,452	2,573

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2012 and December 31, 2011; no shares issued and outstanding at June 30, 2012 and December 31, 2011.	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at June 30, 2012 and December 31, 2011; 11,383,727 and 10,501,477 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	11	10
Additional paid-in capital	96,426	95,630
Accumulated other comprehensive income	39	49
Accumulated deficit	(95,579)	(94,268)
Total stockholders’ equity	897	1,421
Total liabilities and stockholders’ equity	$4,349	$3,994

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Product revenues	$132	$637	$492	$1,318
License revenues	170	0	343	0
Total net revenues	302	637	835	1,318
Cost of goods sold	35	434	257	916
Gross margin	267	203	578	402
Operating expenses:
Research and development	199	117	344	240
Depreciation and amortization	42	24	44	48
Selling, general and administrative	838	660	1,558	1,358
Total operating expenses	1,079	801	1,946	1,646
Loss from operations	(812)	(598)	(1,368)	(1,244)
Interest income	1	1	2	1
Interest expense	-	-	-	(12)
Amortization of debt issuance costs	-	-	-	(40)
Other income (expense)	57	(5)	55	(14)
Net loss	(754)	(602)	(1,311)	(1,309)
Other comprehensive income (loss), foreign currency translation adjustments	(54)	13	(10)	48
Total comprehensive loss	(808)	(589)	(1,321)	(1,261)
Net loss per common share, basic and diluted	$(0.07)	$(0.06)	$(0.12)	$(0.19)

Weighted average common shares outstanding, basic and diluted	10,967,245	10,065,118	10,765,553	7,052,504

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(1,311)	$(1,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44	48
Noncash stock-based compensation	168	165
Amortization of debt issuance costs	-	40
Noncash interest	-	12
Gain on translation adjustments	(4)	-
(Increase) decrease in operating assets:
Accounts receivable	1,014	(239)
Inventory	(21)	410
Prepaid expenses and other current assets	23	92
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	58	(274)
Deferred revenue	(343)	(33)
Net cash used in operating activities	(372)	(1,088)
Investing activities:
Purchase of property and equipment	(7)	-
Purchase of intangible assets	(659)	-
Net cash used in investing activities	(666)	-
Financing activities:
Proceeds from exercise of warrants	356	-
Repayment of debt	-	(500)
Payment of financing costs	-	(140)
Proceeds from issuance of common stock	-	3,190
Net cash provided by financing activities	356	2,550
Effect of exchange rates on cash	-	11
Net increase (decrease) in cash	(682)	1,473
Cash, beginning of period	1,669	240
Cash, end of period	$987	$1,713
Supplemental disclosure of cash flow information
Cash paid for taxes	$15	$2
Payable related to license and supply agreement	$1,238	$-
Receivable related to license agreement	$755	$-
Fair value of stock options granted to Medica	$273	$-

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

The Company has incurred significant losses in operations in each quarter since inception. For the six months ended June 30, 2012 and 2011, the Company has incurred net losses of $1,311,000 and $1,309,000, respectively. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2. Concentration of Credit Risk

For the six months ended June 30, 2012 and 2011, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2012	2011
A	41%	56%
B	14%	19%
C	16%	5%

As of June 30, 2012 and December 31, 2011, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2012	2011
A	85%	58%
B	0%	16%
C	5%	4%

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

Deferred revenue on the accompanying June 30, 2012 condensed consolidated balance sheet is approximately $1,684,000 and is related to the License Agreement with Bellco. The total fixed payments to be received as a result of this agreement approximate $2,327,000 and the Company has recognized approximately $708,000 of revenue related to this license agreement to date and approximately $343,000 for the six months ended June 30, 2012, resulting in $1,684,000 being deferred over the remainder of the expected obligation period and approximately $65,000 was accounted for as foreign exchange gain. The total deferred revenue of $1,684,000 is shown as $674,000 in current liabilities and $1,010,000 in long-term liabilities on the accompanying June 30, 2012 condensed consolidated balance sheet.

The final guaranteed fixed payment of approximately $755,000 is due in January 2013 and is included in current trade receivables on the accompanying June 30, 2012 condensed consolidated balance sheet.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4. Stock-Based Compensation (continued)

The Company granted 1,216,000 stock options during the six months ended June 30, 2012 to employees, non-employees, directors and consultants.  These stock options vest over a three-year or four-year period and will be expensed over the applicable vesting period. The fair value of all stock-based awards granted during the six months ended June 30, 2012 was approximately $1,031,140.

The following assumptions were used for options granted for the six months ended June 30, 2012.

Assumptions for Option Grants	Six Months Ended June 30, 2012
Risk-free interest rate	1.09 - 1.19%
Volatility	123.48 - 126.18%
Expected dividend yield	0
Expected term	6.00 - 6.25 yrs

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

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products. In addition to cash payments as further described in Note 9 Commitments and Contingencies, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments. Other long-term assets on the accompanying June 30, 2012 condensed consolidated balance sheet is approximately $2,093,000, net of $39,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense on a straight-line basis over the life of the agreement. Approximately $39,000 has been charged to amortization expense for the three months ended June 30, 2012 on the condensed consolidated statement of operations and comprehensive loss. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

Stock-based compensation expense for the Company was approximately $168,000 and $165,000 for the six months ended June 30, 2012 and 2011, respectively.  This expense is presented in the operating results as approximately $14,000 and $36,000 in the Research and Development expenses and $154,000 and $129,000 in the Selling, General and Administrative expenses for the six months ended June 30, 2012 and 2011, respectively on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three months ended June 30, 2012 and 2011, as the Company is in a net operating loss position. As of June 30, 2012, there was approximately $822,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 3.2 years.  Such amount does not include the effect of future grants of equity compensation, if any.  Of the total $822,000, the Company expects to recognize approximately 21% in the remaining interim periods of 2012, approximately 31% in 2013, approximately 23% in 2014, approximately 21% in 2015, and approximately 4% in 2016.

During the six months ended June 30, 2012, 954,482 warrants were exercised, resulting in proceeds of approximately $356,000 and the issuance of 882,250 shares of the Company’s common stock. Additional warrants were exercised subsequent to the balance sheet that resulted in the issuance of 224,618 shares of the Company’s common stock.

5. Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as foreign currency translation adjustments. As of June 30, 2012 and December 31, 2011, accumulated other comprehensive income was approximately $39,000 and $49,000, respectively. Accumulated other comprehensive income was impacted by foreign exchange currency translation adjustments in the six months ended June 30, 2012 and 2011.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6. Loss per Common Share

In accordance with ASC 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is anti-dilutive, the Company has excluded stock options and warrants aggregating 17,533,282 and 17,546,200 shares, respectively, from the computation of diluted EPS for the six-month periods ended June 30, 2012 and 2011, respectively.

7. Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued an update on comprehensive income, which pertains to the deferral of the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in a previous accounting standard update that pertained to the presentation of comprehensive income. The update defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods. All other requirements of the previous accounting standard on the presentation of comprehensive income, issued in June 2011, are not affected. The previous presentation related to the comprehensive income standard requires that entities report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. It does not change the items that must be reported in other comprehensive income and it is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the update on January 1, 2012, resulting in no impact to the Company’s condensed consolidated balance sheets, statements of operations and comprehensive loss and cash flows.

8. Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of June 30, 2012 and December 31, 2011 was approximately as follows:

	Unaudited	Audited
	June 30, 2012	December 31, 2011
Total Gross Inventory, finished goods	$418,000	$465,000
Less: Inventory reserve	(150,000)	(218,000)
Total Inventory	$268,000	$247,000

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

In exchange for the rights granted to it under the Bellco License Agreement through December 31, 2014, Bellco agreed to pay Nephros installment payments of €500,000, €750,000, €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. Such installment payments, herein referred to as the Installment Payments, are Bellco’s sole financial obligations through December 31, 2014. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay Nephros a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 103,000 units sold, Bellco will pay €4.50 per unit; thereafter, Bellco will pay €4.00 per unit. Bellco must meet minimum sales targets of 15,000 units in each quarter of 2015 and 2016. If Bellco fails to meet a quarterly minimum, the license in Italy, France, Belgium, Spain and Canada will, at our discretion, convert to a

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

non-exclusive one. All sums payable under the agreement will be paid in Euros, as adjusted to account for currency exchange fluctuations between the Euro and the U.S. dollar that occur between July 1, 2011, the effective date of the agreement, and the date of payment.

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €300,000, €500,000 and €750,000 for the years 2012, 2013 and 2014, respectively. For the six months ended June 30, 2012, the Company’s aggregate purchase commitments total approximately €263,000. For calendar years thereafter, annual minimum amounts will be mutually agreed upon between Medica and the Company.

As consideration for the license and other rights granted to the Company, the Company is required to pay Medica installment payments of €500,000 and €1,000,000 on April 23, 2012 and January 25, 2013, respectively. The April 23, 2012 payment was made. The January 25, 2013 payment is included on the accompanying June 30, 2012 consolidated condensed balance sheet as license and supply agreement fee payable of approximately $1,238,000. The total installment payments approximate $1,886,000. As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Footnote 4 Stock-based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the accompanying June 30, 2012 consolidated condensed balance sheet is approximately $2,093,000, net of $39,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $39,000 has been charged to amortization expense for the three months ended June 30, 2012 on the consolidated condensed statement of operations and comprehensive loss. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. On April 23, 2012, the Company issued a press release announcing its entry into the License and Supply Agreement.

Contractual Obligations

At June 30, 2012, the Company had an operating lease that will expire on November 30, 2012 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $7,813. On June 26, 2012, the Company signed a one year lease extension for the same office space which will expire on November 30, 2013 with a monthly cost of approximately $8,399 beginning December 1, 2012.

Employment Agreement

On April 20, 2012, the Company entered into an Employment Agreement (the “Employment Agreement”), effective as of April 20, 2012, with Mr. Houghton. The Employment Agreement has a term of four years, ending on April 20, 2016. The Employment Agreement provides that Mr. Houghton’s annual base salary will be $350,000. Mr. Houghton will be eligible to receive a target discretionary bonus of 30% of annual base salary, as determined by the Company. The targets with respect to the bonus for the year ending December 31, 2012 were mutually agreed upon between Mr. Houghton and the Compensation Committee of the Board within 60 days following April 20, 2012 and such bonus will be appropriately prorated for such annual period. The targets for each subsequent annual period will be mutually agreed upon at the beginning of each calendar year between Mr. Houghton and the Compensation Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Risk Factors” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2011, including the “Risk Factors” and “Business” sections thereof.  This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011. Our actual results may differ materially.

Business Overview

Nephros is a global medical device company that focuses on the development and commercialization of liquid purification filters that combine a best in class purification to flow rate ratio with filter endurance.

Nephros was founded in 1997, by healthcare professionals affiliated with Columbia University Medical Center, initially to address the needs of chronic renal failure patients.

The company has developed an alternative to current hemodialysis therapy known as Mid-dilution hemodiafiltration (mid-HDF). Nephros’ proprietary blood purification technologies enable mid-HDF to be offered to chronic renal failure patients. Nephros’ mid-dilution filters remove a range of harmful substances, specifically substances known as middle molecules, which have been linked to conditions such as carpal tunnel syndrome, dialysis related amyloidosis, and degenerative bone disease in chronic renal failure patients.

Nephros has extended its filtration technologies to meet the demand for liquid purification in other areas, in particular water purification. Today, Nephros ultrafilters remove biological contaminants from water and bicarbonate to provide ultrapure water and bicarbonate for use in hemodialysis. Nephros ultrafilters also purify water in the hospital/healthcare setting particularly at the point of use (i.e. at the end of the faucet or shower head). This approach has been shown to be particularly useful for infection control. Nephros is currently developing its filter technology in individual water purifiers for military applications.

On April 30, 2012, we announced that we received clearance from the U.S. Food and Drug Administration, or FDA to market the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

We currently have three products in various stages of development in the HDF modality to deliver an alternative treatment for chronic renal failure patients:

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

We have also developed our OLpūr HD 190 high-flux dialyzer cartridge, which incorporates the same materials as our OLpūr MD series but does not employ our proprietary Mid-Dilution Hemodiafiltration technology. Our OLpūr HD190 was designed for use with either hemodialysis or hemodiafiltration machines, and received its clearance from the FDA, under Section 510(k) of the Food, Drug and Cosmetic Act, or the FDC Act, in June 2005.

OLpūr is a registered trademark in the U.S. H2H is a trademark for which U.S. registration is pending. H2H is a registered European Union trademark. We have assumed that the reader understands that these terms are source-indicating. Accordingly, such terms appear throughout the remainder of this report without trademark notices for convenience only and should not be construed as being used in a descriptive or generic sense.

We believe that products in our OLpūr MD HDF Hemodiafilter series provide an effective alternative to products currently available for chronic renal failure patients. They remove certain larger toxins (known in the industry as “middle molecules” because of their heavier molecular weight) from blood. The accumulation of middle molecules in the blood has been related to such conditions as malnutrition, impaired cardiac function, carpal tunnel syndrome, and degenerative bone disease in the chronic renal failure patient. We also believe that OLpūr H2H will, upon introduction, expand the use of HDF as a cost-effective and attractive alternative for chronic renal failure treatment.

We believe that our OLpūr H2H Module and OLpūr MD 220 Hemodialfilters will potentially reduce hospitalization, medication and care costs as well as improve patient health (including reduced drug requirements and improved blood pressure profiles), and therefore, quality of life, by removing a broad range of toxins through a more patient-friendly, better-tolerated process. In addition, independent studies in Europe have indicated that, when compared with dialysis as it is currently offered in the United States, HDF can reduce the patient’s mortality risk by up to 35%. We believe that the OLpūr MD HDF Hemodiafilter series and the OLpūr H2H Module will provide these benefits to chronic renal failure patients at competitive costs and without the need for dialysis treatment providers to make significant capital expenditures in order to use our products. We also believe that the OLpūr NS2000 system, if successfully developed, will be the most cost-effective stand-alone hemodiafiltration system available.

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

We currently have multiple products in various stages of development and commercialization for the ultrafiltration of water or bicarbonate:

•	DSU and SSU, our in-line Dual Stage and Single Stage Ultrafilters respectively, for use in filtering water or bicarbonate used in hemodialysis and also in hospital infection control;
•	SafeSpout and SafeShower, our point-of-use Ultrafilters, for end-point use on faucets and showers as an aid to hospital infection control;

•	MSU, our large capacity Ultrafilter for commercial applications; and

•	UF-40 and UF-30, our compact in-line and point-of-use Ultrafilters, for use in military applications and outdoor activities, such as hiking.

In January 2006, we introduced our in-line DSU water filtration system. Our in-line DSU represents a new and complementary product line to our existing dialysis therapy business. The in-line DSU incorporates our unique and proprietary dual stage filter architecture and is, to our knowledge, the only water filter that allows the user to sight-verify that the filter is properly performing its cleansing function. Our research and development work on the OLpūr H2H and MD Mid-Dilution Hemodiafilter technologies for chronic renal therapy provided the foundations for a proprietary multi-stage water filter that we believe is cost effective, extremely reliable, and long-lasting.

On October 7, 2008, we filed a 510(k) application for clearance to market our DSU to dialysis clinics for in-line purification of dialysate water and/or bicarbonate. On July 1, 2009, we received FDA clearance of the DSU to be used to filter biological contaminants from water or bicarbonate concentrate used in hemodialysis procedures.

On May 10, 2011, we received approval from the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, to market our DSU in Canada to filter out biological contaminants from water or bicarbonate solution used in hemodialysis procedures.

On July 21, 2011 the Company announced that it received 510(k) clearance from the U.S. Food and Drug Administration to market its MSU and SSU ultrafilters to filter out biological contaminants from water or bicarbonate solution used in hemodialysis procedures.

The Nephros DSU, MSU, and SSU are FDA cleared devices for the filtration of biological contaminants from water or bicarbonate concentrate used in hemodialysis procedures. Within the U.S., there are approximately 5,700 clinics providing over 50 million dialysis treatments to 370,000 patients annually. To perform hemodialysis, ultrapure water is crucial to the production of dialysate. Dialysis clinics have water purification systems; however, microbial contaminants can originate from the water treatment system, the water distribution loop, or the dialysate concentrates. Nephros ultrafilters filter out substances down to the 0.005 micron level and address dialysate contamination at crucial points; after the reverse osmosis module and at the dialysis machine entrance from the water distribution loop. Nephros ultrafilters can be used as the last step in the water purification process to ensure that ultrapure water is used for dialysis procedures. Regular use of Nephros ultrafilters offers an affordable safety measure when utilized with modern water treatment systems and optimally maintained hemodialysis machines. Recent data have shown that the Nephros DSU, when used as part of the water purification system for dialysis systems, may reduce the required dosage of erythropoietin stimulating agents, which we believe could provide a unique benefit to patients.

The Association for the Advancement of Medical Instruments' (AAMI) adoption of more stringent water purity standards for dialysis applications as well as observational studies showing a significant reduction in required erythropoietin dosing when the Nephros DSU is utilized during dialysis therapy has increased interest in the product. We expect to realize accelerating product sales to the U.S. dialysis market as a combined result of these driving factors.  We also expect to realize initial sales of DSU products to dialysis markets outside the U.S. in 2012.

We also believe our in-line DSU can offer a robust solution to a broad range of contaminated water and disease prevention issues. Hospitals are particularly stringent in their water quality requirements; transplant patients and other individuals whose immune systems are compromised can face a substantial infection risk in drinking or bathing with standard tap water that would generally not present a danger to individuals with normal immune function. The DSU is designed to remove a broad range of bacteria, viral agents and toxic substances, including salmonella, hepatitis, cholera, HIV, Ebola virus, ricin toxin, legionella, fungi and e-coli. With over 5,800 registered hospitals in the United States alone (as reported by the American Hospital Association in Fast Facts of January 3, 2012), we believe the in-line hospital shower and faucet market can offer us a valuable opportunity in water filtration.

We have introduced product line extensions for the hospital infection control market which include a more durable filter design to withstand the higher pressures of hospital plumbing, filter covers to improve the aesthetics of the filters in hospital showers, and the SafeSpout and SafeShower Ultrafilters as convenient point-of-use filters to address acute outbreak scenarios.

In 2006, the U.S. Defense Department budget included an appropriation for the U.S. Marine Corps for development of a dual stage water ultra-filter. In connection with this Federal appropriation of approximately $1 million, we worked on the development of a personal potable water purification system for use by warfighters. Work on this project was completed in August 2009 and we billed approximately $900,000 during the twenty months ended August 2009. In August 2009, we were awarded a new $1.849 million research contract from the Office of Naval Research (ONR) for continued development of a potable dual-stage military water purifying filter. The research contract is an expansion of our former ONR contract and is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes. Approximately $1,849,000 of revenue has been recognized on this new project since September 2009. This project has been completed as of March 31, 2012.

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

In the case where Nephros desires to pursue a Change in Control transaction (as defined in the license agreement), Bellco will have a 30-day right of first offer with respect to such acquisition, and where either party pursues a change in control transaction, it will require the acquirer to assume such party’s obligations under the agreement.

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

Under an agreement with DHR International, an international executive search firm, Nephros paid to DHR the final cash retainer installment of $34,000 in the second quarter of 2012.

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

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Total net revenues for the three months ended June 30, 2012 were approximately $302,000 compared to approximately $637,000 for the three months ended June 30, 2011. Total net revenues decreased approximately $335,000. The decrease of approximately 53% is due to decreased revenue of approximately $329,000 in sales of our MD filters in our Target European Market, decreased revenue of approximately $131,000 in sales related to our contract with the Office of U.S. Naval Research, $16,000 less revenue related to the STERIS project, and decreased DSU sales revenue of approximately $29,000.  These decreases were partially offset by approximately $170,000 in increased license revenue for the three months ended June 30, 2012 compared to the same period in 2011.

Cost of Goods Sold

Cost of goods sold was approximately $35,000 for the three months ended June 30, 2012 compared to approximately $434,000 for the three months ended June 30, 2011. The decrease of approximately $399,000, or 92%, in cost of goods sold is primarily related to our contract with the Office of U.S. Naval Research, where cost of goods sold decreased by approximately $76,000, a $278,000 reduction in cost of sales of our MD filters in our Target European Market, and a $45,000 decrease in cost of goods sold related to DSU sales for the three months ended June 30, 2012 compared to the same period in 2011.

Research and Development

Research and development expenses were approximately $199,000 and $117,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. This increase of approximately $82,000 or 70% is primarily due to an increase in research and development personnel related costs of approximately $45,000 and an increase in purchases of research and development materials of $37,000 during the three months ended June 30, 2012 compared to the same period in 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $42,000 for the three months ended June 30, 2012 compared to approximately $24,000 for the three months ended June 30, 2011, an increase of 75%. The increase of approximately $18,000 is due to an increase of $39,000 in amortization expense related to the Medica license and supply agreement. The increase is partially offset by approximately $21,000 less depreciation expense, primarily due to several assets having been fully depreciated as of year-end 2011 resulting in no depreciation expense for those assets during the three months ended June 30, 2012. There were no disposals of assets during the three months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $838,000 for the three months ended June 30, 2012 compared to approximately $660,000 for the three months ended June 30, 2011, an increase of $178,000 or 27%. The increase is due to a $31,000 increase in US personnel costs, an increase of $72,000 in stock compensation expense, an increase of $36,000 in recruiting fees, an increase of $108,000 in legal fees, an increase of $35,000 in business travel costs, a $10,000 increase in investor relations expense, and an increase of $10,000 in marketing and other US administrative costs. These increases were partially offset by a reduction of $29,000 in insurance expense, a reduction of $12,000 in professional services fees, and a reduction of $83,000 in marketing and administrative costs in Europe.

Interest Income

Interest income was approximately $1,000 for the three months ended June 30, 2012 and 2011, respectively.

Interest Expense

We had no interest expense for the three months ended June 30, 2012 and June 30, 2011.

Amortization of Debt Issuance Costs

There was no amortization of debt issuance costs in the three months ended June 30, 2012 and June 30, 2011.

Other income (expense)

Other income in the amount of approximately $57,000 for the three months ended June 30, 2012 was comprised of approximately $18,000 of write-offs of old vendor invoices which are no longer due and approximately $39,000 of foreign currency gain on invoices paid to and due to an international supplier.  Other expense in the amount of approximately $5,000 for the three months ended June 30, 2011 related to a foreign currency loss on invoices paid to an international supplier.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Total net revenues for the six months ended June 30, 2012 were approximately $835,000 compared to approximately $1,318,000 for the six months ended June 30, 2011. Total net revenues decreased approximately $483,000. The decrease of approximately 37% is due to decreased revenue of approximately $731,000 in sales of our MD filters in our Target European Market, decreased revenue of approximately $132,000 in sales related to our contract with the office of U.S. Naval Research, and $32,000 less revenue related to the STERIS project.  These decreases were partially offset by approximately $343,000 in increased license revenue and increased DSU sales revenue of approximately $70,000 for the six months ended June 30, 2012 compared to the same period in 2011.

Cost of Goods Sold

Cost of goods sold was approximately $257,000 for the six months ended June 30, 2012 compared to approximately $916,000 for the six months ended June 30, 2011. The decrease of approximately $659,000, or 72%, in cost of goods sold is primarily related to our contract with the Office of U.S. Naval Research, where cost of goods sold decreased by approximately $75,000, a $580,000 reduction in cost of sales of our MD filters in our Target European Market, and a $21,000 decrease in cost of goods sold related to the STERIS project. These decreases were partially offset by approximately $17,000 in increased cost of goods sold related to DSU sales for the six months ended June 30, 2012 compared to the same period in 2011.

Research and Development

Research and development expenses were approximately $344,000 and $240,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. This increase of approximately $104,000, or 43%, is primarily due to an increase in research and development personnel related costs of approximately $36,000 and an increase in purchases of research and development materials of $68,000 during the six months ended June 30, 2012 compared to the same period in 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $44,000 for the six months ended June 30, 2012 compared to approximately $48,000 for the six months ended June 30, 2011, a decrease of 8%. The decrease of approximately $4,000 is primarily due to approximately $44,000 less depreciation expense which relates to several assets having been fully depreciated as of year-end 2011 resulting in no depreciation expense for those assets during the six months ended June 30, 2012. The decrease is partially offset by an increase of $39,000 in amortization expense related to the Medica license and supply agreement. There were no disposals of assets during the six months ended June 30, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,558,000 for the six months ended June 30, 2012 compared to approximately $1,358,000 for the six months ended June 30, 2011, an increase of $200,000 or 15%. The increase is primarily due to an $91,000 increase in US personnel costs, an increase of $3,000 in stock compensation expense, an increase of $44,000 in recruiting fees, an increase of $131,000 in legal fees, an increase of $41,000 in business travel costs, and a $17,000 increase in professional services fees. These increases were partially offset by a reduction of $22,000 in insurance expense, a reduction of $11,000 in US marketing and other administrative costs, and $94,000 reduced marketing and administrative costs in Europe during the six months ended June 30, 2012 compared to the same period in 2011.

Interest Income

Interest income was approximately $2,000 for the six months ended June 30, 2012 compared to approximately $1,000 for the six months ended June 30, 2011.

Interest Expense

We had no interest expense for the six months ended June 30, 2012. Interest expense was approximately $12,000 for the six months ended June 30, 2011. This interest relates to interest accrued on the $500,000 senior secured note issued to Lambda Investors LLC, which was paid in March 2011.

Amortization of Debt Issuance Costs

There was no amortization of debt issuance costs in the six months ended June 30, 2012 as there was no debt during that period. Amortization of debt issuance costs of $40,000 for the six months ended June 30, 2011 is associated with the senior secured note issued to Lambda Investors LLC and paid in March 2011. These capitalized costs were fully amortized as of March 31, 2011.

Other income (expense)

Other income in the amount of approximately $55,000 for the six months ended June 30, 2012 was comprised of approximately $18,000 of write-offs of old vendor invoices which are no longer due and approximately $37,000 of foreign currency gain on invoices paid to and due to an international supplier.  Other expense in the amount of approximately $14,000 for the six months ended June 30, 2011 related to foreign currency loss on invoices paid to an international supplier.

Liquidity and Capital Resources

At June 30, 2012, we had an accumulated deficit of approximately $95,579,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, licensing revenue and the March 2011 rights offering and concurrent private placement.

Our future liquidity sources and requirements will depend on many factors, including:

•	receipt of scheduled payments per the Bellco S.r.l. license agreement;

•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

•	the continued progress in and the costs of clinical studies and other research and/or development programs;

•	the costs involved in filing and enforcing patent claims and the status of competitive products; and

•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

•	for the marketing and sales of our products;

•	to continue our chronic renal treatment product development;

•	to pursue business opportunities with respect to our water-filtration products; and

•	for working capital purposes.

At June 30, 2012, we had cash and cash equivalents totaling approximately $987,000 and tangible assets of approximately $2,256,000. Tangible assets consist of total assets of approximately $4,349,000, reduced by other intangible assets (related to the Medica License and Supply Agreement) of approximately $2,093,000.

The Company entered into a License Agreement with Bellco, as licensee, which is discussed in the Business Overview.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. The first two fixed payments have been received.   Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of Products sold in the Territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.  Anticipated payments from this License Agreement would be a positive source of cash flow to the Company.

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

Net cash used in operating activities was approximately $372,000 for the six months ended June 30, 2012 compared to net cash used in operating activities of approximately $1,088,000 for the six months ended June 30, 2011. The most significant items contributing to this decrease of approximately $716,000 in cash used in operating activities during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 are highlighted below:

•	our accounts receivable decreased by approximately $1,014,000 during the 2012 period compared to an increase of approximately $239,000 during the 2011 period;

•	our noncash stock-based compensation expense increased by approximately $3,000 for the 2012 period compared to the 2011 period; and

•	our accounts payable and accrued expenses increased by approximately $58,000 in the aggregate in the 2012 period compared to a decrease of approximately $274,000 in the 2011 period.

Offsetting the above changes are the following items:

•	our net loss increased by approximately $2,000 for the 2012 period compared to the 2011 period;

•	depreciation and amortization expense decreased by approximately $4,000 for the 2012 period compared to the 2011 period;

•	our inventory increased by approximately $21,000 during the 2012 period compared to a decrease of approximately $410,000 during the 2011 period;
•	during the 2012 period, we recorded deferred revenue of approximately $343,000, whereas deferred revenue in the 2011 period was approximately $33,000;
•	during the 2012 period, we had no amortization of debt issuance costs, whereas amortization of debt issuance costs were $40,000 during the 2011 period;
•	during the 2012 period, we had no noncash interest, whereas noncash interest was $12,000 during the 2011 period; and
•	our prepaid expenses and other current assets increased by approximately $23,000 in the 2012 period compared to an increase of approximately $92,000 in the 2011 period.

Net cash used in investing activities for the six months ended June 30, 2012 was approximately $666,000 due to $7,000 used for the purchase of equipment and $659,000 for the purchase of intangible assets associated with the Medica License and Supply Agreement. We used no net cash in investing activities during the 2011 comparable period.

Net cash provided by financing activities for the six months ended June 30, 2012 resulted from the exercise of warrants, providing approximately $356,000. Net cash provided by financing activities was approximately $2,550,000 for the six months ended June 30, 2011, resulting from the issuance of stock and warrants, providing cash of $3,190,000, which was offset by the payment of debt of $500,000 and the payment of deferred financing costs of $140,000.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the six month periods ended June 30, 2012 and 2011.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting, that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

PART II –   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors under the heading Item 1.A. “Risk Factors.” There were no material changes to our risk factors as discussed in Item 1.A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 27, 2012, a warrantholder of the Company exercised a warrant to purchase 80,854 shares of the Company’s common stock and paid the Company approximately $32,000 in payment of the exercise price. The Company issued these shares in a transaction exempt from registration under section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

EXHIBIT INDEX

10.1	License and Supply Agreement dated as of April 23, 2012 between Nephros, Inc. and Medica S.p.A. (1)

10.2	Employment Agreement dated as of April 20, 2012 between Nephros, Inc. and John C. Houghton. (2)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

(1)              Incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012.

(2)              Incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 14, 2012	By:	/s/ John C. Houghton
	Name:	John C. Houghton
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	License and Supply Agreement dated as of April 23, 2012 between Nephros, Inc. and Medica S.p.A. (1)

10.2	Employment Agreement dated as of April 20, 2012 between Nephros, Inc. and John C. Houghton. (2)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

(1)             Incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012.

(2)             Incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012.

