Form 10-K
period 2012-12-31
NEPHROS INC
filed 2013-03-04
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2012, was approximately $15,284,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Over the Counter Bulletin Board on June 30, 2012.  For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2012.

As of February 20, 2013 there were 12,025,116 shares of the registrant’s common stock, $0.001 par value, outstanding.

NEPHROS, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”). Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. For such statements, we claim the protection of the PSLRA. Forward-looking statements are not guarantees of future performance are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

•	we may not be able to continue as a going concern;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	a default under the terms of the secured note with Lambda Investors LLC would result in the lender foreclosing upon substantially all of our assets and could result in our inability to continue business operations;

•	we may not be able to complete the contemplated rights offering which could result in our inability to continue business operations;

•	even if we are able to complete the rights offering, we may not have sufficient capital to successfully implement our business plan;

•	restrictions in the secured note and related security agreement which require the prior consent of the lender may restrict our ability to operate our business, sell the company or sell our assets;

•	we may not be able to effectively market our products;

•	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

•	we may encounter problems with our suppliers and manufacturers;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

•	we may not be able to achieve sales growth in key geographic markets.

More detailed information about the Company and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Annual Report on Form 10-K, is set forth in our filings with the SEC, including our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Any information contained in this Annual Report on Form 10-K relating to the contemplated rights offering previously disclosed on a Form 8-K filed on February 5, 2013 is preliminary in nature. The securities that are to be offered in the rights offering described therein may not be sold, nor may offers to buy be accepted, prior to the time the registration statement relating to the rights offering becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities, in any state in which such offer, solicitation or sale would be unlawful prior to their registration or qualification under the securities laws of any such state.

PART I

Item 1. Business

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

Our Products

Presently, we offer seven types of ultrafilters for sale to customers in four markets:

•	Dialysis Centers – Water/Bicarbonate: Treatment of both water and bicarbonate for the production of ultrapure dialysate
•	Hospitals and Other Healthcare Facilities: Removal of infectious agents in drinking and bathing water, particularly in high risk patient areas
•	Military: Highly compact, individual water treatment devices used by soldiers to produce safe drinking water in the field
•	Dialysis Centers – Blood: Clearance of toxins from blood using an alternative method to HD in patients with chronic renal failure

We have designed our ultrafilters as either in-line products, filters that are incorporated into the existing plumbing of healthcare facilities, or point-of-use products, filters that can be easily installed onto a faucet or as a replacement shower head or can be used stand-alone to purify small quantities of water immediately prior to use.

Our Target Markets

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

We believe that our ultrafilters are attractive to dialysis centers because they exceed currently approved and newly proposed standards for water/bicarbonate purity and help dialysis centers reduce costs associated with the amount of EPO required to treat a patient. Our in-line filters are easily installed into the fluid circuits supplying water and bicarbonate just prior to entering each dialysis machine.

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

We offer our individual water treatment device (IWTD), which allows a soldier in the field to derive biologically safe water from any fresh water source. Our IWTD is available in both in-line and point-of-use configurations. Our IWTD is one of the few portable filters that has been validated by the military to meet the NSF Protocol P248 standard and could become more widely used by soldiers in the future. To date, we have received purchase orders for approximately 2,000 IWTDs from individual units of the U.S. armed forces.

Dialysis Centers – Blood. The current standard of care in the U.S. for patients with chronic renal failure is HD, a process in which toxins are cleared via diffusion. Patients typically receive HD treatment at least 3 times weekly for 3-4 hours per treatment. HD is most effective in removing smaller, easily diffusible toxins. For patients with acute renal failure, the current standard of care in the U.S. is hemofiltration (HF), a process where toxins are cleared via convection. HF offers a much better removal of larger sized toxins when compared to HD. However, HF treatment is performed on a daily basis, and typically takes 12-24 hours.

Hemodiafiltration (HDF) is an alternative dialysis modality that combines the benefits of HD and HF into a single therapy by clearing toxins using both diffusion and convection. Though not widely used in the U.S., HDF is much more prevalent in Europe and is performed in approximately 16% of patients. Clinical experience and literature show the following multiple clinical and patient benefits of HDF:

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

We have not begun to broadly market our mid-HDF system and plan to seek a commercialization partner in the U.S.

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

We have incurred significant losses in operations in each quarter since inception. For the years ended December 31, 2012 and 2011, we incurred net losses of $3,262,000 and $2,360,000, respectively. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2012 and 2011. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

On February 4, 2013, we issued a senior secured note to Lambda Investors LLC in the principal amount of $1.3 million.  We expect that the proceeds from the note will allow us to fund our operations through May 2013. The note bears interest at the rate of 12% per annum and matures on August 4, 2013, at which time all principal and accrued interest will be due.  However, we have agreed to prepay amounts due under the note with the cash proceeds from (a) a rights offering and an offering of a discounted exercise price to public warrantholders, each as further described in the note, (b) any other equity or debt financing, or (c) the issuance or incurrence of any other indebtedness or the sale of any assets outside the ordinary course of business, in each case prior to the maturity date.  If we do not pay principal and interest under the note when due, the interest rate increases to 16% per annum.  In connection with the note, we have agreed to pay Lambda Investors an 8%, or $104,000, sourcing/transaction fee.  In addition, we will pay Lambda Investors’ legal fees and other expenses incurred in connection with the note in the amount of $50,000 as well as Lambda Investors’ legal fees and other expenses incurred in connection with the rights offering in the amount of $50,000.  Those payments will be paid upon the completion of the rights offering or, if earlier, upon the maturity of the note. As additional consideration, we agreed to extend by one year the expiration date of all of Lambda’s outstanding warrants to March 2017. In addition, we have undertaken to conduct a $3 million rights offering of common stock. We expect the offering price will be $0.60 per share. All of our stockholders and warrantholders will be eligible to participate in the offering on a pro rata basis based upon their proportionate ownership of our common stock on a fully-diluted basis. Subject to the satisfaction of certain conditions including compliance with all obligations under the note, security agreement and the other transaction documents relating to the note and no material adverse change having occurred with respect to the business, assets, and financial condition of the Company, Lambda Investors has advised us that it intends to exercise its basic subscription privilege in full and to purchase any shares of common stock that are not subscribed for by our other stockholders in the rights offering, if any. During the period when the rights offering is open, we expect to offer to our public warrantholders holding the warrants issued at the close of the March 2011 rights offering a one-time right, at their option, to exercise such warrants for an exercise price of $0.30 per share discounted from $0.40 per share. We expect to commence the offering in March 2013 following the filing of our Annual Report on Form 10-K. In connection with the offering, we will file a registration statement on Form S-1, as may be amended, with the Securities and Exchange Commission.

There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our commitments, we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy its capital requirements.

Recent Developments

On April 23, 2012 we entered into a strategic license and supply agreement with Medica for ultrafiltration products granting us global rights, with specific exceptions, to market products based on Medica’s proprietary Medisulfone ultrafiltration technology. Under the terms of the agreement, Medica will provide an exclusive license to us for its ultrafiltration technology for the period April 23, 2012 to December 31, 2022. In exchange for the license, we paid Medica €1,100,000 in two installments :€500,000 on April 23, 2012 and €600,000 on February 4, 2013. The remaining: €400,000 is to be paid by June 30, 2013. As part of the agreement, we have granted to Medica 300,000 options to purchase our common stock which will vest over the first three years of the agreement. For the period April 23, 2014 through December 31, 2022, we will pay Medica a royalty of 3% of net sales of filtration products related to the licensed technology.

Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, we entered into a license agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD190, MD220), referred to herein as the Products. Under the agreement, we granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where we do not sell the Products as well as non-European countries, all such countries herein referred to as the Territory.

In exchange for the rights granted to it under the Bellco license agreement through December 31, 2014, Bellco agreed to pay us installment payments of €500,000, €750,000, €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively, and all three payments have been received. Such installment payments, herein referred to as the Installment Payments, are Bellco’s sole financial obligations through December 31, 2014. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to us a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 103,000 units sold, Bellco will pay €4.50 per unit; thereafter, Bellco will pay €4.00 per unit. Bellco must meet minimum sales targets of 15,000 units in each quarter of 2015 and 2016. If Bellco fails to meet a quarterly minimum, the license in Italy, France, Belgium, Spain and Canada will, at our discretion, convert to a non-exclusive one. All sums payable under the agreement will be paid in Euros, as adjusted to account for currency exchange fluctuations between the Euro and the U.S. dollar that occur between July 1, 2011, the effective date of the agreement, and the date of payment.

Sales and Marketing

Under the Bellco license agreement, as discussed above, we granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in the Territory. In addition, if requested by us, Bellco will be required to sell the Products to our distributors in the Territory.

Our New Jersey office oversees global sales and marketing activity of our water filter products. We are in discussions with several medical products and filtration products suppliers to act as non-exclusive distributors of our water filter products to medical institutions. In May 2012 we signed a non-exclusive U.S. distributor agreement with Vantage. In July 2012 we signed non-exclusive U.S. distributor agreements with TQM, Ameriwater and OLS. For each prospective market for our water filter products, we are pursuing alliance opportunities for joint product development and distribution. Our water filter manufacturer in Europe shares certain intellectual property rights with us for one of our Dual Stage Ultrafilter (DSU) designs.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. We are also working on additional machine devices, next-generation user interface enhancements and other product enhancements.

We were awarded research contracts from the Office of Naval Research (ONR) for development of a potable dual-stage military water purifying filter. The initial research contract was awarded in 2006 for approximately $1 million and work was completed in August 2009. The second research contract was awarded in August 2009 and was an expansion of the 2006 ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration (ATD) project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.

Approximately $317,000 and $463,000 has been billed to the projects during the years ended December 31, 2012 and 2011, respectively. Approximately $900,000 of revenue has been recognized on the initial research contract which concluded in August 2009. Approximately $1,800,000 has been recognized on the second research contract awarded in August 2009. This research contract project ended in March 2012.

In March 2010, we entered into a development agreement with STERIS Corporation to jointly develop filtration-based products for medical device applications. We received an initial payment upon entering into the agreement of $40,000 and were eligible to receive additional payments upon successful completion of product development milestones. During 2010, we completed the initial milestone under the joint collaboration agreement with STERIS Corporation and further milestones under the agreement during the first three quarters of 2011. Completion of these milestones resulted in aggregate payments to us of $100,000 during 2010, of which approximately $67,000 was recognized in 2010 and approximately $33,000 was recognized in 2011. The remaining milestones, when completed, will result in additional payments of $60,000.

Major Customers

For the years ended December 31, 2012 and 2011, four customers accounted for 79% and 83%, respectively, of the Company’s sales.  In addition, as of December 31, 2012 and 2011, those four customers accounted for 88% and 89%, respectively, of the Company’s accounts receivable

Competition

With respect to the water filtration market, we expect to compete with companies that are well entrenched in the water filtration domain. These companies include Pall Corporation, which manufactures end-point water filtration systems, as well as 3M and Siemens. Our methods of competition in the water filtration domain include:

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

The markets in which we sell our dialysis products are highly competitive. Our competitors in the sale of hemodialysis products include Gambro AB, Baxter International Inc., Fresenius Medical Care AG, Asahi Kasei Medical Co. Ltd., B. Braun Melsungen AG, Nipro Medical Corporation Ltd., Nikkiso Co., Ltd., Terumo Medical Corporation and Toray Medical Co., Ltd.

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

We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products and may be subject to invalidation claims. Our U.S. patents for the “Method and Apparatus for Efficient Hemodiafiltration” and for the “Dual-Stage Filtration Cartridge,” have claims that cover the OLpur MDHDF filter series and the method of hemodiafiltration employed in the operation of the products. Technological developments in ESRD therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated. We have issued patents on our water filtration products and applications in process to cover various applications in residential, commercial, and remote environments.

As of December 31, 2012, we have eighteen issued U.S. patents; one issued Eurasian patent; seven Mexican patents, four South Korean patents, three Russian patents, six Chinese patents, nine French patents, nine German patents, five Israeli patents, seven Italian patents, three Spanish patents, nine United Kingdom patents, fourteen Japanese patents, three Hong Kong patents, nine Canadian patents, one Australian patent, two patents in Brazil, one patent in Sweden and one patent in Netherlands. Our issued U.S. patents expire between 2018 and 2027. In addition, we have three pending U.S. patent applications, four pending patent applications in Canada, five pending patent applications in the European Patent Office, two pending patent applications in Brazil, one pending patent application in China, four pending patent applications in Israel, two pending patent applications in India and one pending patent application in South Korea. Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal.

Trademarks

As of December 31, 2012, we secured registrations of the trademarks CENTRAPUR, H2H, OLpur and the Arrows Logo in the European Union. Applications for these trademarks are pending registration in the United States. We also have applications for registration of a number of other marks pending in the United States Patent and Trademark Office.

Governmental Regulation

The research and development, manufacturing, promotion, marketing and distribution of our ESRD therapy products in the United States, Europe and other regions of the world are subject to regulation by numerous governmental authorities, including the FDA, the European Union and analogous agencies.

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

Under the Bellco license agreement, as discussed above, we granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in the Territory. In addition, if requested by us, Bellco will be required to sell the Products to our distributors in the Territory.

Regulatory Authorities in Regions Outside of the United States and the European Union

We also plan to sell our ESRD therapy products in foreign markets outside the United States which are not part of the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. Our ability to export into other countries may require compliance with ISO 13485, which is analogous to compliance with the FDA’s QSR requirements. In November 2007 and May 2011, the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, approved our OLpur MD220 Hemodiafilter and our DSU, respectively for marketing in Canada. Other than the CE marking and Canadian approval of our OLpur MD220 Hemodiafilter and DSU products, we have not obtained any regulatory approvals to sell any of our products and there is no assurance that any such clearance or certification will be issued.

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

Employees

As of December 31, 2012, we employed a total of 10 employees, 6 of whom were full time and 1 who is employed on a part-time basis. We also have engaged 2 consultants on an ongoing basis. Of the 12 total employees and consultants, 4 are employed in a sales/marketing/customer support capacity, 4 in general and administrative and 4 in research and development.

Available Information

We make available free of charge on our website (http://www.nephros.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. We provide electronic or paper copies of filings free of charge upon request. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file with the SEC at http://www.sec.gov .

Item 1.A. Risk Factors

Risks Related to Our Company

Our independent registered public accounting firm, in its audit report related to our financial statements for the fiscal year ended December 31, 2012, expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 expressing doubt as to our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, we will need to raise additional funds through either the licensing or sale of our technologies or the additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

If we do not receive capital from the rights offering or from another source, we may be forced to cease operations.

We are in immediate need of capital. We expect that the $1.3 million in proceeds from the senior secured note issued to Lambda Investors LLC will allow us to fund our operations through May 2013. If we do not successfully complete a rights offering by May 2013, we expect that we will not have sufficient resources to fund our operations and may be required to cease and wind down operations unless we can find another source of financing at such time, which we believe would be difficult and may not be possible on acceptable terms or at all.

Our secured note with Lambda Investors LLC affects our business operations and contains provisions which restrict our ability to execute certain strategic transactions

On February 4, 2013, we issued a senior secured note to Lambda Investors LLC in the principal amount of $1.3 million.  We expect that the proceeds from the note will allow us to fund our operations through May 2013. The note bears interest at the rate of 12% per annum and matures on August 4, 2013, at which time all principal and accrued interest will be due.  If we do not pay principal and interest under the note when due, the interest rate increases to 16% per annum.  The note is secured by a first priority lien on all of our property, including our intellectual property. In the event of a default, our outstanding indebtedness could become immediately due and payable and, if outstanding indebtedness is not immediately satisfied from cash resources, Lambda could realize on the collateral to secure such indebtedness. Currently, we do not have sufficient cash to satisfy the indebtedness.

As long as indebtedness remains outstanding under the senior secured note with Lambda Investors LLC, we will be subject to certain covenants which, among other items, restrict our ability to merge with another company, sell a material amount of our assets, incur any additional indebtedness, repay any existing indebtedness, or declare or pay any dividends in cash, property or securities. These restrictions significantly impact our future alternatives to enter into strategic transactions and limit our ability to obtain additional or other financing because our assets have been pledged as collateral for repayment of our indebtedness. We have agreed to prepay amounts due under the note with the cash proceeds from (a) a rights offering and an offering of a discounted exercise price to public warrantholders, each as further described in the note, (b) any other equity or debt financing, or (c) the issuance or incurrence of any other indebtedness or the sale of any assets outside the ordinary course of business, in each case prior to the maturity date.   In addition, the net proceeds of any offering, financing, asset disposition or other external liquidity generating transaction would need to be first applied to our existing indebtedness which, while reducing our level of indebtedness, cannot be assured to be sufficient for our continuing cash requirements and cash needs.

In the event that we default under the senior secured note or we are unable to repay the indebtedness when it becomes due, Lambda could foreclose on all of our property and assets. If this were to occur, our stockholders could lose all or a portion of their investment in the Company.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 1997. As of December 31, 2012, we had an accumulated deficit of approximately $97,530,000, primarily as a result of historical operating losses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. We have obtained a Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (collectively, “European Community”), for our OLpur mid dilution hemodiafilter series product and our Dual Stage Ultrafilter (“DSU”). We have not yet obtained the CE mark for any of our other products. Recently, we received clearance from the FDA to market our OLpūr MD220 Hemodiafilter and OLpūr H2H Module for use with a hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of chronic renal failure patients. We have not yet begun to market these products in the U.S.

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

As previously disclosed, we expect to commence a rights offering in March 2013. Holders of our common stock and public warrants that choose not to fully exercise their basic subscription privilege will be diluted as a result of the rights offering if other shareholders fully exercise their basic subscription privilege, and such affected holders’ voting and other rights will likewise be diluted.

The prices at which shares of the Common Stock trade have been and will likely continue to be volatile.

In the two years ended December 31, 2012, our Common Stock has traded at prices ranging from a high of $3.19 to a low of $0.40 per share, after giving effect to the 1:20 reverse stock split effected on March 11, 2011. Due to the lack of an active trading market for our Common Stock, you should expect the prices at which our Common Stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our Common Stock. These include, but are not limited to:

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

As of December 31, 2012, our directors, executive officers and Lambda Investors LLC, our largest stockholder, beneficially owned approximately 31% of our outstanding Common Stock, representing approximately 55% on a fully-diluted basis. As previously disclosed, we expect to commence a rights offering in March 2013. Holders of our common stock and public warrants that choose not to fully exercise their basic subscription privilege will be diluted as a result of the rights offering if Lambda fully exercises its subscription privilege, and, consequently, such affected holders’ voting and other rights will likewise be diluted. If our stockholders do not exercise their subscription privilege in full, and Lambda elects to purchase such shares in the rights offering by exercising an oversubscription right, Lambda would increase its ownership percentage and obtain greater voting power.

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

Item 2. Properties

Our U.S. facilities are located at 41 Grand Avenue, River Edge, New Jersey, 07661 and consist of approximately 4,688 square feet of space.  The term of the rental agreement is for one year commencing December 1, 2012 with a monthly cost of approximately $8,399. We use our facilities to house our corporate headquarters and research facilities.

Our facilities in Europe are currently located at A5 Clonlara Avenue, Baldonnell Business Park, Dublin, Ireland, and consist of approximately 500 square feet of space.  The lease agreement was entered into on July 1, 2010. The lease term is renewable for 6 month terms with a 2 month notice to discontinue, on a rolling basis.  Our monthly cost is 500 Euro (approximately $700).

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over the Counter (OTC) Bulletin Board under the symbol “NEPH.” The following table sets forth the high and low bid and ask prices for our common stock as reported on the OTC Bulletin Board for each quarter listed. All prices have been adjusted to reflect the effect of the reverse split effective March 11, 2011. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2011	$.53	$.40
June 30, 2011	$.98	$.30
September 30, 2011	$2.19	$.70
December 31, 2011	$1.90	$.41
March 31, 2012	$1.09	$.44
June 30, 2012	$3.19	$.80
September 30, 2012	$1.98	$1.15
December 31, 2012	$1.40	$1.02

As of February 20, 2013, there were approximately 20 holders of record and approximately 1,000 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity security during the three years ended December 31, 2012 which were not registered under the Securities Act of 1933, as amended.

 Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2012.

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

We have not begun to broadly market our mid-HDF system and plan to seek a commercialization partner in the U.S.

The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

•	the market acceptance of our products in the United States and of our technologies and products in each of our target markets;
•	our ability to effectively and efficiently manufacture, market and distribute our products;
•	our ability to sell our products at competitive prices which exceed our per unit costs;
•	the consolidation of dialysis clinics into larger clinical groups; and
•	the current U.S. healthcare plan is to bundle reimbursement for dialysis treatment which may force dialysis clinics to change therapies due to financial reasons.

To the extent we are unable to succeed in accomplishing the foregoing, our sales could be lower than expected and dramatically impair our ability to generate income from operations.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. We adopted this guidance as of January 1, 2012 and since this relates to presentation only, the adoption of this guidance did not have any other effect on our consolidated financial statements.

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

We recognize revenue related to product sales when delivery is confirmed by our external logistics provider and the other criteria of ASC Topic 605 are met. Product revenue is recorded net of returns and allowances. All costs and duties relating to delivery are absorbed by us. Shipments for all products are currently received directly by our customers.

We recognize the fixed license revenue under the Bellco license agreement on a straight line basis over the forty-two month expected obligation period which ends on December 31, 2014. Any difference between payments received and recognized revenue is reported as deferred revenue.

Deferred revenue on the accompanying December 31, 2012 consolidated balance sheet is approximately $1,414,000 and is related to the Bellco license agreement. We have recognized approximately $1,045,000 of revenue related to this license agreement to date and approximately $680,000 for the twelve months ended December 31, 2012, resulting in $1,414,000 being deferred over the remainder of the expected obligation period. We amortize the deferred revenue monthly over the expected obligation period which ends on December 31, 2014. This will result in expected recognized revenue of approximately $707,000 in each of the years ended December 31, 2013 and 2014.

The final guaranteed fixed payment of approximately $791,000 is due in January 2013 and is included in current trade receivables on the accompanying December 31, 2012 consolidated balance sheet.

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

The Fiscal Year Ended December 31, 2012 Compared to the Fiscal Year Ended December 31, 2011

Revenues

Total revenues for the year ended December 31, 2012 were approximately $1,807,000 compared to approximately $2,214,000 for the year ended December 31, 2011.  Total revenues decreased approximately $407,000, or 18% as a result of decreases of approximately $733,000 related to our MD filters in Europe, $346,000 related to the Office of Naval Research, whose contract ended as of March 2012, and approximately $33,000 related to the STERIS project. These decreases were partially offset by an increase of approximately $315,000 related to the Bellco license agreement as well as a 63% increase in water filter sales, which increased from $620,000 in 2011 to $1,010,000 in 2012.

Revenues were not significantly impacted by inflation or changing prices for the years ended December 31, 2012 or 2011.

Cost of Goods Sold

Cost of goods sold was approximately $737,000 for the year ended December 31, 2012 compared to approximately $1,346,000 for the year ended December 31, 2011. The decrease of approximately $609,000 or 45%, in cost of goods sold is primarily related to a $583,000 reduction in cost of goods sold of our MD filters in Europe. Additional decreases include approximately $208,000 related to the Office of Naval Research, approximately $15,000 related to DSU sales for the year ended December 31, 2012 compared to the same period in 2011 and a decrease of approximately $29,000 related to the STERIS project. These decreases were partially offset by an increase in cost of goods sold of approximately $226,000 related to filters sold to the military during the year ended December 31, 2012, a 100% increase compared to the same period in 2011. Cost of goods sold includes increases in inventory reserves of approximately $82,000 and $218,000 for the years ended December 31, 2012 and 2011, respectively.

Research and Development

Research and development expenses were approximately $632,000 and $451,000 respectively, for the years ended December 31, 2012 and December 31, 2011. This increase of approximately $181,000 or 40% is primarily due to an increase in research and development personnel related costs of approximately $136,000 during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $151,000 for the year ended December 31, 2012 compared to approximately $91,000 for the year ended December 31, 2011, an increase of 66%. The increase of approximately $60,000 is primarily due to amortization of approximately $142,000 related to the asset recognized in conjunction with the License and Supply Agreement offset partially by several assets having been fully depreciated as of year-end 2011 resulting in no depreciation expense for those assets during the year ended December 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3,620,000 for the year ended December 31, 2012 compared to approximately $2,636,000 for the year ended December 31, 2011, an increase of $984,000 or 37%. The increase is primarily due to $489,000 of salary expense, an increase in legal expenses of approximately $330,000, an increase in stock compensation expense of $159,000, and $171,000 of travel related expenses during the year ended December 31, 2012 compared to the year ended December 30, 2011. These increases were partially offset by a reduction in bonus expense of approximately $165,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Interest Income

Interest income was approximately $2,000 for the year ended December 31, 2012 compared to approximately $4,000 for the year ended December 31, 2011. The decrease of $2,000 reflects the impact of having less cash on hand in 2012 compared to 2011.

Interest Expense

Interest expense for the year ended December 31, 2012 was $0 compared to $12,000 for the year ended December 31, 2011. Interest expense for the year ended December 31, 2011 relates to interest accrued on the $500,000 senior secured note issued to Lambda Investors LLC, which was paid in March 2011.

Amortization of Debt Issuance Costs

We account for debt issuance costs in accordance with ASC 835, which requires that these costs be reported in the balance sheet as deferred charges and amortized over the term of the associated debt. Amortization of debt issuance costs of $0 and $40,000 for the years ended December 31, 2012 and 2011, respectively, were associated with the senior secured note issued to Lambda Investors LLC. The note was paid in March 2011 and these capitalized costs were fully amortized by the first quarter of 2011.

Other Income/Expense

Other income in the amount of approximately $69,000 for the year ended December 31, 2012 was primarily due to approximately $55,000 arising from the sale of fully depreciated manufacturing equipment sold to Medica in October 2012. In addition, approximately $18,000 was related to the write-offs of vendor invoices which are no longer due. Other income was partially offset by $4,000 related to foreign currency losses on invoices paid to an international supplier.

Other expense in the amount of approximately $2,000 for the year ended December 31, 2011 was due to foreign currency loss on invoices paid to an international supplier.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the periods ended December 31, 2012 and December 31, 2011.

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

On March 10, 2011 we completed our rights offering and private placement that together resulted in gross proceeds of approximately $3.2 million to us. Our stockholders subscribed for 4,964,854 units in the rights offering and we accepted all basic subscription rights and oversubscription privileges. The units were sold at a per unit purchase price of $0.40. Gross proceeds from the sale of these units in the rights offering was approximately $2.0 million. We issued an aggregate of 4,964,854 shares of common stock and warrants to purchase an aggregate of approximately 4,590,171 million shares of common stock to stockholders who subscribed.

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

At December 31, 2012, we had an accumulated deficit of $97,530,000, and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue.

The Bellco license agreement provides us with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively and all payments have been received. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay us a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.  Anticipated payments from this License Agreement will be a positive source of cash flow to us.

On April 23, 2012, we entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica, an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with our filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, we granted to Medica an exclusive license under our intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, we have agreed to make minimum annual aggregate purchases from Medica of €300,000, €500,000 and €750,000 for the years 2012, 2013 and 2014, respectively. In the year ended December 31, 2012, our aggregate purchase commitments totaled approximately €585,000. For calendar years thereafter, annual minimum amounts will be mutually agreed upon between Medica and us. In exchange for the license, we paid Medica €1,100,000 in two installments: €500,000 on April 23, 2012 and €600,000 on February 4, 2013. The remaining €400,000 is to be paid by June 30, 2013. As part of the agreement, we have granted to Medica 300,000 options to purchase our common stock which will vest over the first three years of the agreement

On February 4, 2013, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $1.3 million. For a more detailed discussion of the terms of the senior secured note, see “Going Concern” in Part I, Item of this Form 10-K.

As of the date of this report, we expect that the proceeds from the note will allow us to fund our operations through May 2013. Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, in connection with the contemplated rights offering or through other means, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in our Company. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $1,547,000 for the year ended December 31, 2012 compared to approximately $1,296,000 for the year ended December 31, 2011. The most significant items contributing to this net increase of approximately $251,000 in cash used in operating activities during the year ended December 31, 2012 compared to the year ended December 31, 2011 are highlighted below:

•	during 2012, our net loss increased by approximately $902,000, compared to 2011;

•	during 2012, we recorded an inventory reserve of $82,000 compared to $200,000 in 2011;

•	during 2012, we recorded amortization of debt issuance costs of $0, whereas amortization of debt issuance costs in 2011 were $40,000;

•	during 2012, we recognized a gain on the sale of property and equipment of approximately $55,000;

•	during 2012, our inventory increased by approximately $147,000 compared to a decrease of approximately $295,000 during 2011;

•	during 2012, our deferred revenue decreased by approximately $680,000 compared to an increase of approximately $2,061,000 during 2011; and

•	during 2012, our prepaid expenses and other assets decreased by approximately $4,000 compared to $76,000 in 2011;

Offsetting the above changes are the following items:

•	during 2012, depreciation and amortization expense increased by approximately $60,000, compared to 2011;

•	during 2012, our stock-based compensation expense, a non-cash expense, increased by approximately $187,000 compared to 2011;

•	during 2012, our accounts receivable decreased by approximately $1,006,000 compared to an increase of approximately $832,000 during 2011;

•	long-term receivable increased by approximately $778,000 during 2011; and

•	during 2012, our accounts payable and accrued expenses increased by approximately $904,000 in the aggregate compared to a decrease of approximately $357,000 during 2011.

Net cash used in investing activities for the year ended December 31, 2012 was approximately $612,000 related primarily to $8,000 used for the purchase of equipment and $659,000 for the purchase of intangible assets associated with the Medica License and Supply Agreement and partially offset by proceeds received of approximately $55,000 related to the sale of property and equipment. There was no cash used or provided by investing activities during the year ended December 31, 2011.

Net cash provided by financing activities was approximately $503,000 for the year ended December 31, 2012 as a result of the exercise of warrants. Net cash provided by financing activities of approximately $2,723,000 for the year ended December 31, 2011 resulted from proceeds received related to the issuance of stock of approximately $3,189,000 and from proceeds received related to the exercise of warrants of approximately $174,000. For the year ended December 31, 2011, cash provided by financing activities was partially offset by the payment of debt of approximately $500,000 and the payment of deferred financing costs of approximately $140,000.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2012:

	Payments Due in Period
	Total	Within 1 Year	Years 1 - 3	Years 4 - 5	More than 5 Years

Leases	$113,000	$99,000	$14,000	$-	$-
Employment Contracts	1,402,000	550,000	852,000	-	-
Total	$1,515,000	$649,000	$866,000	$-	$-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows in the two year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein Kass

Roseland, New Jersey

March 4, 2013

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$47	$1,669
Accounts receivable	935	1,170
Inventory, less allowances of $269 at December 31, 2012 and $218 at December 31, 2011	312	247
Prepaid expenses and other current assets	109	113
Total current assets	1,403	3,199
Property and equipment, net	16	17
Long-term receivable	-	778
Other assets, net of accumulated amortization	2,109	-
Total assets	$3,528	$3,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,070	$284
License and supply agreement fee payable	1,318	-
Accrued expenses	321	195
Deferred revenue, current portion	707	698
Total current liabilities	3,416	1,177
Long-term portion of deferred revenue	707	1,396
Total liabilities	4,123	2,573

Commitments and Contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2012 and 2011; no shares issued and outstanding at December 31, 2012 and 2011.	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at December 31, 2012 and 2011; 11,949,824 and 10,501,477 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	12	10
Additional paid-in capital	96,847	95,630
Accumulated other comprehensive income	76	49
Accumulated deficit	(97,530)	(94,268)
Total stockholders’ equity (deficit)	(595)	1,421
Total liabilities and stockholders’ equity (deficit)	$3,528	$3,994

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2012	2011
Net revenue:
Product revenues	$1,127	$1,849
Licensing revenues	680	365
Total net revenues	1,807	2,214

Cost of goods sold	737	1,346
Gross margin	1,070	868
Operating expenses:
Research and development	632	451
Depreciation and amortization	151	91
Selling, general and administrative	3,620	2,636
Total operating expenses	4,403	3,178
Loss from operations	(3,333)	(2,310)
Interest income	2	4
Interest expense	-	(12)
Amortization of debt issuance costs	-	(40)
Other income (expense)	69	(2)
Net loss	(3,262)	(2,360)
Other comprehensive income, foreign currency translation adjustments	27	27
Total comprehensive loss	(3,235)	(2,333)
Net loss per common share, basic and diluted	$(0.29)	$(0.27)
Weighted average common shares outstanding, basic and diluted	11,223,878	8,644,962

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2010	2,090,552	$2	$92,019	$22	$(91,908)	$135

Comprehensive income:
Net loss					(2,360)	(2,360)
Net unrealized losses on foreign currency translation				27		27
Comprehensive loss						(2,333)
Private placement sale of common stock	3,009,711	3	1,201			1,204
Shareholder rights offering	4,964,854	5	1,980			1,985
Fractional shares not issued	(308)
Exercise of warrants	436,668		174			174
Noncash stock-based compensation			256			256
Balance, December 31, 2011	10,501,477	$10	$95,630	$49	$(94,268)	$1,421

Comprehensive income:
Net loss					(3,262)	(3,262)
Net unrealized gains on foreign currency translation				27		27
Comprehensive loss						(3,235)
Exercise of warrants	1,448,347	2	501			503
Noncash stock-based compensation			443			443
Issuance of stock options related to licensing agreement			273			273
Balance, December 31, 2012	11,949,824	$12	$96,847	$76	$(97,530)	$(595)

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2012	2011

Operating activities
Net loss	$(3,262)	$(2,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9	91
Amortization of other assets	142	-
Non-cash stock-based compensation	443	256
Inventory reserve	82	200
Amortization of debt issuance costs	-	40
Noncash interest	-	12
Gain on disposal of property and equipment	(55)
Loss on foreign currency transactions	7	-
(Increase) decrease in operating assets:
Accounts receivable	1,006	(832)
Inventory	(147)	295
Prepaid expenses and other current assets	4	76
Long-term receivable	-	(778)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	904	(357)
Deferred revenue	(680)	2,061
Net cash used in operating activities	(1,547)	(1,296)
Investing activities	(8)	-
Purchase of property and equipment	(659)	-
Purchase of intangible assets
Proceeds from sales of property and equipment	55
Net cash used in investing activities	(612)	-
Financing activities
Repayment of debt	-	(500)
Payment of financing costs	-	(140)
Proceeds from exercise of warrants	503	174
Proceeds from issuance of common stock	-	3,189
Net cash provided by financing activities	503	2,723
Effect of exchange rates on cash and cash equivalents	34	2
Net increase (decrease) in cash and cash equivalents	(1,622)	1,429
Cash and cash equivalents, beginning of year	1,669	240
Cash and cash equivalents, end of year	$47	$1,669
Supplemental disclosure of cash flow information
Cash paid for taxes	$18	$5
Payable related to license and supply agreement	$1,318	$-
Receivable related to license agreement	$791	$-
Fair value of stock options granted to Medica	$273	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. Nephros was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease (“ESRD”) therapy technology and products. The Company has two products in various stages of development in the hemodiafiltration, or HDF, modality to deliver improved therapy for ESRD patients. These are the OLpur MDHDF filter series or “dialyzers,” designed expressly for HDF therapy, the OLpur H2H, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy. In 2009, the Company introduced its Dual Stage Ultrafilter (“DSU”) water filter system, which represents a new and complementary product line to the Company’s existing ESRD therapy business. The DSU incorporates the Company’s unique and proprietary dual stage filter architecture.

On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of the Company.  In August 2003, the Company established a European Customer Service and financial operations center in Dublin, Ireland.

Note 2 - Summary of Significant Accounting Policies

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

Going Concern and Management’s Response

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has incurred significant losses in operations in each quarter since inception. For the years ended December 31, 2012 and 2011, the Company has incurred net losses of $3,262,000 and $2,360,000, respectively. In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2012 and 2011. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

On June 27, 2011, the Company entered into a License Agreement,  effective July 1, 2011, with Bellco S.r.l., as licensee (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters.  This Agreement provides the Company with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively.  All payments have been received.  Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of products sold per year in the territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.   Anticipated payments from this License Agreement will be a positive source of cash flow to the Company.

On February 4, 2013, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $1.3 million.   For a more detailed discussion of the terms of the senior secured note, see Note 12, Subsequent Events.

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

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses.  There were no allowances for doubtful accounts at December 31, 2012 or 2011.  There was no allowance for sales returns at December 31, 2012 or 2011.  There were no write offs of accounts receivable to bad debt expense during 2012 or 2011.

Inventory

The Company engages third parties to manufacture and package inventory held for sale, takes title to certain inventory once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventory consists of finished goods and raw materials (fiber) held at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method. The Company’s inventory reserve requirements are based on factors including the products’ expiration date and estimates for the future sales of the product. If estimated sales levels do not materialize, the Company will make adjustments to its assumptions for inventory reserve requirements.

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

 Impairment for Long-Lived Assets

The Company adheres to Accounting Standards Codification (“ASC”) Topic 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2012 and December 31, 2011.

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

Deferred revenue is approximately $1,414,000 and $2,094,000 on the accompanying consolidated balance sheet as of December 31, 2012 and 2011, respectively, and is related to the License Agreement with Bellco. The Company has recognized approximately $1,045,000 of revenue related to this license agreement to date, including approximately $680,000 for the year ended December 31, 2012, resulting in $1,414,000 being deferred over the remainder of the expected obligation period. The Company amortizes the deferred revenue monthly over the expected obligation period which ends on December 31, 2014. This will result in expected recognized revenue of approximately $707,000 in each of the years ending December 31, 2013 and 2014.

The Company received cash payments of approximately $709,000 in July 2011 and $951,000 in January 2012.  The final guaranteed fixed payment of approximately $791,000 was received in January 2013 and is included in accounts receivables on the accompanying December 31, 2012 consolidated balance sheet.

Shipping and Handling Costs

Shipping and handling costs are recorded as cost of goods sold and are approximately $33,000 and $26,000 for the years ended December 31, 2012 and 2011, respectively.

 Research and Development Costs

Research and development costs are expensed as incurred.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

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

Amortization of Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with ASC 835, which requires that these costs be reported in the balance sheet as deferred charges and amortized over the term of the associated debt.   Amortization of debt issuance costs of $40,000 for the year ended December 31, 2011 are associated with the senior secured note issued to Lambda Investors LLC.  These capitalized costs were fully amortized by the first quarter of 2011. There were no debt issuance costs for the year ended December 31, 2012.

Other Income

Other income in the amount of approximately $69,000 for the year ended December 31, 2012 was primarily due to approximately $55,000 arising from the sale of fully depreciated manufacturing equipment sold to Medica in October 2012. The remaining approximately $14,000 is a result of a combination of adjustments to liabilities and foreign currency losses.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011.

ASC Topic 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return.  ASC 740 utilizes a two-step approach for evaluating uncertain tax positions.  Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.  Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.  The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2008.  The adoption of the provisions of ASC 740 did not have a material impact on the Company’s consolidated financial statements.  During the years ended December 31, 2012 and 2011, the Company recognized no adjustments for uncertain tax positions.  However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

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

	2012	2011
Stock options	2,294,714	747,164
Warrants	14,679,971	16,452,368

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

Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220,  is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as foreign currency translation adjustments. For the years ended December 31, 2012 and 2011, the comprehensive loss was approximately $3,235,000 and $2,333,000, respectively.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued an update on comprehensive income, which pertains to the deferral of the effective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in a previous accounting standard update that pertained to the presentation of comprehensive income. The update defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods. All other requirements the previous accounting standard on the presentation of comprehensive income, issued in June 2011, are not affected. The previous presentation related comprehensive income standard requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income. Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income. It does not change the items that must be reported in other comprehensive income and it is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance as of January 1, 2012 and since this relates to presentation only, the adoption of this guidance did not have any other effect on the Company’s consolidated financial statements.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Inventory

The Company’s inventory components as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Total Gross Inventory, Finished Goods	$581,000	$465,000
Less: Inventory reserve	(269,000)	(218,000)
Total Inventory	$312,000	$247,000

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Prepaid insurance premiums	$78,000	$88,000
Security deposit	21,000	21,000
Other	10,000	4,000
Prepaid expenses and other current assets	$109,000	$113,000

 Note 5 - Property and Equipment, Net

Property and equipment as of December 31, 2012 and 2011 was as follows:

		December 31,
	Life	2012	2011
Manufacturing equipment	3-5 years	$602,000	$1,980,000
Research equipment	5 years	37,000	37,000
Computer equipment	3-4 years	59,000	59,000
Furniture and fixtures	7 years	39,000	39,000
Property and equipment, gross		737,000	2,115,000
Less: accumulated depreciation		721,000	2,098,000
Property and equipment, net		$16,000	$17,000

Depreciation expense for the years ended December 31, 2012 and 2011 was approximately $9,000 and $91,000, respectively, including amortization expense relating to research and development assets.

During 2012, the Company agreed to sell its manufacturing equipment located in the CM to Medica for approximately €42,500 or $55,000. All assets at the manufacturing plant were fully depreciated as of the date of the sale. Approximately €42,500 or $55,000 is recognized as other income on the consolidated statement of operations for the year ended December 31, 2012.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Accrued Expenses

Accrued expenses as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Accrued Legal	$90,000	$52,000
Accrued Directors’ Compensation	77,000	30,000
Accrued Management Bonus	-	79,000
Accrued Accounting	-	15,000
Accrued Travel	84,000	-
Accrued Other	70,000	19,000
Accrued Expenses	$321,000	$195,000

  Note 7 - Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2012	2011
U.S. federal statutory rate	35.00%	35.00%
State & local taxes	5.36%	(0.06)%
Tax on foreign operations	(0.78)%	(1.27)%
State research and development credits	1.06%	1.11%
Other	(2.29)%	(3.07)%
Valuation allowance	(38.35)%	(31.71)%
Effective tax rate	-	-

Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$25,721,000	$24,714,000
Research and development credits	1,054,000	1,019,000
Nonqualified stock option compensation expense	1,701,000	1,586,000
Other temporary book - tax differences	441,000	331,000
Total deferred tax assets	28,917,000	27,650,000
Valuation allowance for deferred tax assets	(28,917,000)	(27,650,000)
Net deferred tax assets	$-	$-

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Income Taxes (continued)

At December 31, 2012, the Company had Federal and New Jersey income tax net operating loss carryforwards of $81,616,000 and foreign income tax net operating loss carryforwards of $8,233,000. The Company also had Federal research tax credit carryforwards of $1,054,000 at December 31, 2012 and $1,020,000 at December 31, 2011. The Federal net operating loss and tax credit carryforwards will expire at various times between 2013 and 2026 unless utilized.

It is the Company’s policy to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 8 - Stock Plans, Share-Based Payments and Warrants

Stock Plans

In 2000, the Company adopted the Nephros 2000 Equity Incentive Plan. In January 2003, the Board of Directors adopted an amendment and restatement of the plan and renamed it the Amended and Restated Nephros 2000 Equity Incentive Plan (the “2000 Plan”), under which 106,538 shares of common stock had been authorized for issuance upon exercise of options granted.

As of December 31, 2012 and 2011, 2,053 options had been issued to non-employees under the 2000 Plan and were outstanding. Such options expire at various dates through March 15, 2014, all of which are fully vested. As of December 31, 2012 and 2011, 7,230 options had been issued to employees under the 2000 Plan and were outstanding. Such options expire at various dates between January 22, 2013 and March 15, 2014, all of which are fully vested.

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

As of December 31, 2011, 443,128 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between April 27, 2015 and March 24, 2021, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2011, there were 1,235,904 shares available for future grants under the 2004 Plan. As of December 31, 2011, 294,753 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and November 18, 2021, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

As of December 31, 2012, 1,316,628 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between April 27, 2015 and April 20, 2022, and vest upon a combination of the following: immediate vesting or straight line vesting of two to four years. At December 31, 2012, there were 19,904 shares available for future grants under the 2004 Plan. As of December 31, 2012, 637,253 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and April 23, 2022, and vest upon a combination of the following: immediate vesting or straight line vesting of two to four years.

An additional 331,550 options were issued to the Company’s CEO per terms of his employment agreement.

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock Plans, Share-Based Payments and Warrants (continued)

Unvested options as of December 31, 2012 currently vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

Expense is recognized, net of expected forfeitures, over the vesting period of the options. For options that vest upon the achievement of certain milestones, expense is recognized when it is probable that the condition will be met. Stock based compensation expense recognized for the years ended December 31, 2012 and 2011 was approximately $443,000 or less than $0.04 per share and approximately $256,000 or less than $0.03 per share, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions related to risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2012	2011
Stock Price Volatility	123.48-128.54%	121.96 - 130.06%
Risk-Free Interest Rates	0.93-1.32%	1.08 - 2.42%
Expected Life (in years)	5.75-6.25	5.00-5.50
Expected Dividend Yield	0%	0%

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

The total fair value of options vested during the fiscal year ended December 31, 2012 was approximately $506,000. The total fair value of options vested during the fiscal year ended December 31, 2011 was approximately $249,000.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2012	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable as of December 31, 2012	Weighted Average Exercise Price

$0.41 - $2.60	2,251,700	9.01	$0.94	736,635	$0.77
$15.00 - $29.80	28,853	5.63	$17.74	27,240	$17.78
$34.20 - $96.00	14,161	1.36	$52.99	14,160	$52.99

Total Outstanding	2,294,714		$1.46	778,035	$2.26

The number of new options granted in 2012 and 2011 is 1,547,550 and 702,500 respectively. The weighted-average fair value of options granted in 2012 and 2011 is $1.03 and $0.45, respectively.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock Plans, Share-Based Payments and Warrants (continued)

The following table summarizes the option activity for the years ended December 31, 2012 and 2011:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	747,164	$2.14
Options granted	1,547,550	1.13
Options exercised	-	-
Options forfeited	-	-
Outstanding at December 31, 2012	2,294,714	1.46
Expected to vest at December 31, 2012	778,035	$2.26
Exercisable at December 31, 2012	2,206,747	$1.47

The aggregate intrinsic value of stock options outstanding at December 31, 2012 is $793,000 and the stock options vested or expected to vest is approximately $768,000. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 8.9 years.

The aggregate intrinsic value of stock options outstanding at December 31, 2011 is $126,000 and the stock options vested or expected to vest is approximately $121,000. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 9.1 years.

As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $1,074,000 and will be amortized over the weighted-average remaining requisite service period of 3.0 years.

Warrants

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2012 and 2011:

Total Outstanding Warrants at December 31, 2012

Title of Warrant	Date Issued	Expiry Date	Exercise Price	Total Common Shares Issuable
				2012	2011
Class D Warrants - Lambda	11/14/2007	3/10/2016	$0.40	8,806,575	8,806,575
Class D Warrants - Other	11/14/2007	11/14/2012	$0.40	-	447,197
Placement Agent Warrants	11/14/2007	11/14/2012	$0.40	-	228,887
July 2009 Warrants	7/24/2009	7/24/2014	$22.40	33,629	33,629
Shareholder Rights Offering Warrants	3/10/2011	3/10/2016	$0.40	3,057,190	4,153,503
March 2011 Lambda Warrants	3/10/2011	3/10/2016	$0.40	2,782,577	2,782,577
				14,679,971	16,452,368

The weighted average exercise price of the outstanding warrants was $0.45 for December 31, 2012 and 2011.

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

Note 8 - Stock Plans, Share-Based Payments and Warrants (continued)

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

The following table summarizes the Class D outstanding warrants at December 31, 2012 and 2011:

	Lambda Investors	Other Investors	Total Shares to be issued
As of December 31, 2010	359,541	9,937	369,478
Anti-dilution ratcheting provision	15,819,382	437,260	16,256,642
Surrendered - rights’ offering	(7,372,348)	0	(7,372,348)
As of December 31, 2011	8,806,575	447,197	9,253,772
Exercised in 2012	-	(352,034)	(352,034)
Expired in 2012	-	(95,163)	(95,163)
As of December 31, 2012	8,806,575	-	8,806,575

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

Note 8 - Stock Plans, Share-Based Payments and Warrants (continued)

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

Class D warrant holders elected to exercise 352,034 of the outstanding Class D Warrants in 2012. As a result, 190,326 were exercised pursuant to the cashless exercise provision of the warrant. In addition, 161,708 warrants were exercised resulting in proceeds of approximately $65,000.

The number of shares outstanding in the December 31, 2012 balance sheet and the number of shares outstanding used in the earnings per share calculation for the twelve months ended December 31, 2012 include those shares outstanding as a result of the exercises discussed above.

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

Placement Agents elected to exercise 81,335 of the 87,819 Placement Agent Warrants outstanding in June 2009. All elected the Cashless Exercise provision of their warrants. As a result, 36,913 shares of common stock were issued to the Placement Agents in June 2009.

Effect of Shareholders’ Rights Offering in 2011

The Placement Agent Warrants have full-ratchet anti-dilution provisions that were activated by the shareholders’ rights offering in 2011.

The outstanding Placement Agent expired on November 12, 2012.

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock Plans, Share-Based Payments and Warrants (continued)

 July 2009 Private Placement

On July 24, 2009, the Company raised gross proceeds of $1,251,000 through the private placement to eight accredited investors of an aggregate of 67,258 shares of its common stock and warrants to purchase an aggregate of 33,629 shares of its common stock, representing 50% of the shares of common stock purchased by each investor. The Company sold the shares to investors at a price per share equal to $18.60. The warrants have an exercise price of $22.40, are exercisable immediately and will terminate on July 24, 2014. The warrants have no anti-dilution ratcheting provision therefore; they did not increase as a result of the 2011 Shareholders’ Rights Offering.

2011 Shareholders’ Rights Offering

On March 10, 2011, Nephros announced the completion of its rights offering and private placement that together resulted in gross proceeds of approximately $3.2 million and net proceeds of approximately $2.3 million to Nephros after deducting the payments to Lambda Investors LLC and after estimated expenses of the rights offering. In the rights offering, Nephros sold 4,964,854 units at $0.40 per unit for gross proceeds of approximately $2.0 million, resulting in the issuance of 4,964,854 shares of common stock and warrants to purchase an aggregate of 4,590,171 shares of common stock. The warrants expire on March 10, 2016 and have an exercise price of $0.40 per share.

On March 10, 2011, based on the completion of the rights offering, Lambda Investors LLC, the Company’s largest stockholder, purchased in a private placement 3,009,711 units at a per unit purchase price of $0.40 for aggregate gross proceeds of approximately $1.2 million, pursuant to a purchase agreement between Nephros and Lambda Investors LLC. Each unit consisted of one share of common stock and a warrant to purchase 0.924532845 shares of common stock at an exercise price of $0.40 per share for a period of five years following the issue date of the warrant, resulting in Lambda Investors LLC acquiring 3,009,711 shares of common stock and a warrant to purchase 2,782,577 shares of common stock. Net proceeds, after deducting the aggregate of $666,650 in payments due Lambda Investors LLC were approximately $537,000.

On January 10, 2011, the Company’s stockholders voted to implement a 1:20 reverse stock split of the Company’s common stock.  The reverse split became effective on March 11, 2011.  All of the share and per share amounts discussed in these financial statements on Form 10-K have been adjusted to reflect the effect of this reverse split.

Warrants exercised during 2012 and 2011

Shareholders exercised 1,096,313 for proceeds of approximately $438,000 and 436,668 warrants for proceeds of approximately $174,000 for the years ended December 31, 2012 and 2011, respectively.

Note 9 - 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The Company contributed and expensed $49,000 and $28,000 in 2012 and 2011, respectively.

Note 10 - Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend in the near future, to manufacture any of its products and components. With regard to the OLpur MD190 and MD220, on June 27, 2011, the Company entered into a license agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (continued)

In exchange for the rights granted to it under the Bellco license agreement through December 31, 2014, Bellco made installment payments to Nephros of €500,000, €750,000, €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. Such installment payments, herein referred to as the Installment Payments, are Bellco’s sole financial obligations through December 31, 2014. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay Nephros a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 103,000 units sold, Bellco will pay €4.50 per unit; thereafter, Bellco will pay €4.00 per unit. Bellco must meet minimum sales targets of 15,000 units in each quarter of 2015 and 2016. If Bellco fails to meet a quarterly minimum, the license in Italy, France, Belgium, Spain and Canada will, at our discretion, convert to a non-exclusive one. All sums payable under the agreement will be paid in Euros, as adjusted to account for currency exchange fluctuations between the Euro and the U.S. dollar that occur between July 1, 2011, the effective date of the agreement, and the date of payment.

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €300,000, €500,000 and €750,000 for the years 2012, 2013 and 2014, respectively. In the year ended December 31, 2012 the Company’s aggregate purchase commitments totaled approximately €585,000. For calendar years thereafter, annual minimum amounts will be mutually agreed upon between Medica and the Company.

As consideration for the license and other rights granted to the Company, the Company is required to pay Medica installment payments of €500,000 and €1,000,000 on April 23, 2012 and January 25, 2013, respectively. The April 23, 2012 payment was made. The January 25, 2013 payment is included at December 31, 2012 as license and supply agreement fee payable of approximately $1,318,000. See Note 12, Subsequent Events, for the current status of January 25, 2013 payment. The total installment payments approximate $1,978,000. As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 2 under Stock-Based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the consolidated balance sheet is approximately $2,109,000, net of $142,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $142,000 has been charged to amortization expense for the year ended December 31, 2012 on the consolidated statement of operations and comprehensive loss. Approximately $208,000 of amortization expense will be recognized in the years ended December 31, 2013, 2014 and 2015, respectively. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

Employment Agreement

On April 20, 2012, the Company entered into an Employment Agreement, effective as of April 20, 2012, with John C. Houghton (“Employment Agreement”). The Employment Agreement has a term of four years, ending on April 20, 2016. The Employment Agreement provides that Mr. Houghton’s annual base salary will be $350,000. Mr. Houghton will be eligible to receive a target discretionary bonus of 30% of annual base salary, as determined by the Company. The targets with respect to the bonus for the year ended December 31, 2012 were mutually agreed upon between Mr. Houghton and the Compensation Committee of the Board within 60 days following April 20, 2012 and such bonus will be appropriately prorated for such annual period. The targets for each subsequent annual period will be mutually agreed upon at the beginning of each calendar year between Mr. Houghton and the Compensation Committee.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (continued)

Contractual Obligations

The Company had an operating lease that expired on November 30, 2012 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $7,813. On June 26, 2012, the Company signed a one year lease extension for the same office space which will expire on November 30, 2013 with a monthly cost of approximately $8,399 beginning December 1, 2012.

Rent expense for the years ended December 31, 2012 and 2011 totaled $109,000 and $104,000, respectively.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2012:

	Payments Due in Period
	Total	Within 1 Year	Years 1 - 3	Years 4 - 5	More than 5 Years

Leases	$113,000	$99,000	$14,000	$-	$-
Employment Contracts	1,402,000	550,000	852,000	-	-
Total	$1,515,000	$649,000	$866,000	$-	$-

Note 11 - Concentration of Credit Risk

Cash and cash equivalents are financial instruments which potentially subject the Company to concentrations of credit risk. The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash and cash equivalents.

Major Customers

For the year ended December 31, 2012 and 2011, four customers accounted for 79% and 83%, respectively, of the Company’s sales.  In addition, as of December 31, 2012 and 2011, those four customers accounted for 98% and 89%, respectively, of the Company’s accounts receivable.

Note 12 – Subsequent Events

On February 4, 2013, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $1.3 million. The note bears interest at the rate of 12% per annum and matures on August 4, 2013, at which time all principal and accrued interest will be due. However, the Company has agreed to prepay amounts due under the note with the cash proceeds from (a) a rights offering and an offering of a discounted exercise price to public warrantholders, each as further described in the note, (b) any other equity or debt financing, or (c) the issuance or incurrence of any other indebtedness or the sale of any assets outside the ordinary course of business, in each case prior to the maturity date. If the Company does not pay principal and interest under the note when due, the interest rate increases to 16% per annum. The Company may prepay the note without penalty at any time. The note is secured by a first priority lien on all of the Company’s property, including our intellectual property. As long as indebtedness remains outstanding under the note, the Company will be subject to certain covenants which, among other things, restrict the Company’s ability to merge with another company, sell a material amount of its assets, incur any additional indebtedness, repay any existing indebtedness, or declare or pay any dividends in cash, property or securities. In connection with the note, the Company has agreed to pay Lambda Investors an 8%, or $104,000, sourcing/transaction fee. In addition, the Company will pay Lambda Investors’ legal fees and other expenses incurred in connection with the note in the amount of $50,000 as well as Lambda Investors’ legal fees and other expenses incurred in connection with the rights offering in the amount of $50,000. Those payments will be paid upon the completion of the rights offering or, if earlier, upon the maturity of the note. As additional consideration, the Company agreed to extend by one year the expiration date of all of Lambda’s outstanding warrants to March 2017. In addition, the Company has undertaken to conduct a $3 million rights offering of common stock. The Company expects the offering price will be $0.60 per share. All of the Company’s stockholders and warrantholders will be eligible to participate in the offering on a pro rata basis based upon their proportionate ownership of the company’s common stock on a fully-diluted basis. Subject to the satisfaction of certain conditions including compliance with all obligations under the note, security agreement and the other transaction documents relating to the note and no material adverse change having occurred with respect to the business, assets, and financial condition of the Company, Lambda Investors has advised the Company that it intends to exercise its basic subscription privilege in full and to purchase any shares of common stock that are not subscribed for by other stockholders in the rights offering, if any. During the period when the rights offering is open, the Company expects to offer to public warrantholders of the Company holding the warrants issued at the close of the March 2011 rights offering a one-time right, at their option, to exercise such warrants for an exercise price of $0.30 per share discounted from $0.40 per share. The Company expects to commence the offering in March 2013 following the filing of its Annual Report on Form 10-K. In connection with the offering, the Company will file a registration statement on Form S-1, as may be amended, with the Securities and Exchange Commission.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Subsequent Events (continued)

On February 4, 2013, €600,000 was paid to Medica per the terms of the license and supply agreement described in Note 10 of these consolidated financial statements. Both parties agreed that the remaining €400,000 will be paid in June 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants during 2012 or 2011.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the fourth quarter of 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was operating effectively.

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

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

 Director Classes

Our Board of Directors is currently composed of five directors.  Our Board of Directors is divided into three classes.  Each year, one class is elected to serve for three years.  The business address for each director for matters regarding our company is 41 Grand Avenue, River Edge, New Jersey 07661.

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

Class I Directors - Term Expiring 2015

Name	Age (as of 2/26/13)	Director Since	Business Experience For Last Five Years
Arthur H. Amron	56	2007	Arthur H. Amron has served as a director of our company since September 2007. Mr. Amron is a Partner of Wexford Capital LP, an SEC-registered investment advisor and serves as its General Counsel. Mr. Amron also actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas, and has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. Mr. Amron has also served as a director of Rhino GP LLC, which is the general partner of Rhino Resource Partners LP, a publicly traded master limited partnership (NYSE - RNO), since October 2010. From 1991 to 1994, Mr. Amron was an Associate at Schulte Roth & Zabel LLP, specializing in corporate and bankruptcy law, and from 1984 to 1991, Mr. Amron was an Associate at Debevoise & Plimpton LLP specializing in corporate litigation and bankruptcy law. Mr. Amron holds a J.D. from Harvard University, a B.A. in Political Theory from Colgate University and is a member of the New York Bar. Among other experience, qualifications, attributes and skills, Mr. Amron’s legal training and experience in the capital markets, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Name	Age (as of 2/26/13)	Director Since	Business Experience For Last Five Years
James S. Scibetta	47	2007	James S. Scibetta has served as a director of our company since November 2007 and as Chairman of our Board since September 2008. Since August 2008, Mr. Scibetta has been the Chief Financial Officer of Pacira Pharmaceuticals, Inc., a specialty pharmaceutical company. Prior to that, Mr. Scibetta was Chief Financial Officer of Bioenvision, Inc., a biopharmaceutical company, from December 2006 until its acquisition by Genzyme, Inc. in October 2007. From September 2001 to November 2006, Mr. Scibetta was Executive Vice President and Chief Financial Officer of Merrimack Pharmaceuticals, Inc., and he was a member of the Board of Directors of Merrimack from April 1998 to March 2004. Mr. Scibetta formerly served as a senior investment banker at Shattuck Hammond Partners, LLC and PaineWebber Inc., providing capital acquisition, mergers and acquisitions, and strategic advisory services to healthcare companies. Mr. Scibetta holds a B.S. in Physics from Wake Forest University, and an M.B.A. in Finance from the University of Michigan. He completed executive education studies in the Harvard Business School Leadership & Strategy in Pharmaceuticals and Biotechnology program. Among other experience, qualifications, attributes and skills, Mr. Scibetta’s extensive management experience in the pharmaceutical industry, as well as his investment banking experience, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Class II Directors - Term Expiring 2013

Name	Age (as of 2/26/13)	Director Since	Business Experience For Last Five Years
Paul A. Mieyal	42	2007	Paul A. Mieyal has served as a director of our company since September 2007. Dr. Mieyal has been a Vice President of Wexford Capital LP since October 2006. From January 2000 through September 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer. Dr. Mieyal is also a director of Nile Therapeutics, Inc., which is a publicly traded company. Dr. Mieyal received his Ph.D. in Pharmacology from New York Medical College, a B.A. in Chemistry and Psychology from Case Western Reserve University, and is a Chartered Financial Analyst. Dr. Mieyal served as acting Chief Executive Officer from April 6, 2010 until April 20, 2012. Among other experience, qualifications, attributes and skills, Dr. Mieyal’s pharmacology and chemistry education, his experience in investment banking in the healthcare industry, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

John C. Houghton	49	2012

Mr. Houghton has over 25 years of commercialization experience in the pharmaceutical and medical device fields. He has direct experience in building out global commercial organizations including marketing, sales, sales operations, customer service, business analytics and new product development and has also been directly responsible for successfully licensing products and leading joint ventures and partnerships. Mr. Houghton most recently served as President and CEO of CorMedix Inc. (NYSE-Amex: CRMD), a pharmaceutical company focused on therapeutic products for the treatment of cardio-renal disease. While President and CEO, Mr. Houghton led the acquisition of the company’s product candidates and the completion of its initial public offering. Prior to assuming the role of President and CEO, he was the Chief Business Officer for CorMedix. Before joining CorMedix, Mr. Houghton established the global sales and marketing infrastructure for the Biotech division of Stryker Corp. (NYSE: SYK). Prior to Stryker, he worked with Aventis (NYSE: SNY) and predecessor companies for more than 14 years. During his time at Aventis he led the global marketing of Nasacort, served as commercial lead on the Aventis-Millennium inflammation collaboration, and functioned as the global new products commercialization head for respiratory, inflammation, cardiovascular, and metabolism products. Mr. Houghton received his B.Sc. from Liverpool John Moores University, United Kingdom. Mr. Houghton’s extensive experience in leadership roles in connection with sales and marketing in the pharmaceutical and medical device fields, as well as his management experience, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Class III Director - Term Expiring 2014

Name	Age (as of 2/26/13)	Director Since	Business Experience For Last Five Years
Lawrence J. Centella	71	2001	Lawrence J. Centella has served as a director of our company since January 2001. Mr. Centella serves as President of Renal Patient Services, LLC, a company that owns and operates dialysis centers, and has served in such capacity since June 1998. From 1997 to 1998, Mr. Centella served as Executive Vice President and Chief Operating Officer of Gambro Healthcare, Inc., an integrated dialysis company that manufactured dialysis equipment, supplied dialysis equipment and operated dialysis clinics. From 1993 to 1997, Mr. Centella served as President and Chief Executive Officer of Gambro Healthcare Patient Services, Inc. (formerly REN Corporation). Prior to that, Mr. Centella served as President of COBE Renal Care, Inc., Gambro Hospal, Inc., LADA International, Inc. and Gambro, Inc. Mr. Centella is also the founder of LADA International, Inc. Mr. Centella received a B.S. from DePaul University. Among other experience, qualifications, attributes and skills, Mr. Centella’s extensive experience in managing companies engaged in the business of dialysis centers and equipment, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Board of Director Meetings

The business of our company is under the general oversight of the Board of Directors as provided by the laws of Delaware and our bylaws. During the fiscal year ended December 31, 2012, the Board of Directors held two meetings and took action by unanimous written consent in lieu of a meeting four times. Each person who was a director during 2012 attended at least 75% of the Board of Directors meetings and the meetings of the committees on which he served.

Each of our directors is encouraged to be present at the annual meeting of our stockholders absent exigent circumstances that prevents his attendance. Where a director is unable to attend the annual meeting in person but is able to do so by electronic conferencing, we will arrange for the director’s participation by means where the director can hear, and be heard by, those present at the meeting. One of our then four directors attended the 2012 annual meeting.

Selection of Nominees for the Board of Directors

The entire Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that might occur between annual meetings of the stockholders.  The Board is also responsible for identifying, screening, and recommending candidates for prospective Board membership. When formulating its membership recommendations, the Board also considers any qualified candidate for an open Board position timely submitted by our stockholders in accordance with our established procedures.

The Board will evaluate and recommend candidates for membership on the Board consistent with criteria, including: personal qualities and characteristics, accomplishments, and reputation in the business community; financial, regulatory, and business experience; current knowledge and contacts in the industry in which we do business; ability and willingness to commit adequate time to Board and committee matters; fit of the individual’s skills with those of other directors and potential directors in building a Board that is effective and responsive to our needs; independence; and any other factors the Board deems relevant, including diversity of viewpoints, background, experience, and other demographics. In addition, prior to nominating an existing director for re-election, the Board will consider and review an existing director’s Board and committee attendance and performance; length of Board service; experience, skills, and contributions that the existing director brings to the Board; and independence.

To identify nominees, the Board will rely on personal contacts as well as its knowledge of persons in our industry. We have not previously used an independent search firm to identify nominees.

The Board will consider stockholder recommendations of candidates when the recommendations are properly submitted. Stockholder recommendations should be submitted to us under the procedures discussed in “Procedures For Security Holder Submission of Nominating Recommendations” which is available on our website at www.nephros.com, by clicking on the Investor Relations link, then the Corporate Governance link. Written notice of any nomination must be timely delivered to Nephros, Inc., 41 Grand Avenue, River Edge, New Jersey 07661, Attention: Board of Directors, c/o Chief Financial Officer.

The Board uses a variety of methods for identifying and evaluating non-incumbent candidates for director. The Board regularly assesses the appropriate size and composition of the Board, the needs of the Board and the respective committees of the Board as well as the qualifications of candidates in light of these needs. The Board will solicit recommendations for nominees from persons that the Board believes are likely to be familiar with qualified candidates, including members of the Board, our management or a professional search firm. The evaluation of these candidates may be based solely upon information provided to the Board or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the Board deems appropriate, including the use of third parties to review candidates.

Director Independence

Our Board of Directors has determined that all of the directors are “independent” within the meaning of the Nasdaq independence standards other than Mr. Houghton.

Committees

Our Board of Directors has established an Audit Committee and a Compensation Committee. These committees are each governed by a specific charter, each of which is available on our website at www.nephros.com, by clicking on the Investor Relations link, and then the Corporate Governance link. All members of these committees are independent directors.

The Board of Directors does not currently have a Nominating and Corporate Governance Committee given that the entire Board participates in discussions and decisions regarding identifying qualified individuals to become Board members, determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and developing and implementing corporate procedures and policies.

Audit Committee

The Audit Committee is composed of James S. Scibetta (Chairman) and Lawrence J. Centella, neither of whom is our employee and each of whom has been determined by the Board of Directors to be independent under the Nasdaq listing standards. The purpose of the Audit Committee is to (i) oversee accounting, auditing, and financial reporting processes; (ii) assess the integrity of our financial statements; (iii) ensure that our internal controls and procedures are designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) appoint and evaluate the qualifications and independence of our independent registered public accounting firm. The Audit Committee held four meetings in 2012.

The Board of Directors has determined that all Audit Committee members are financially literate under the current listing standards of Nasdaq. The Board also determined that Mr. Scibetta qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission, or SEC, rules adopted pursuant to the Sarbanes-Oxley Act of 2002 based on his extensive experience previously outlined.

Compensation Committee

The Compensation Committee is composed of directors Lawrence J. Centella (Chairman) and Paul A. Mieyal. Neither gentleman is our employee; however, Dr. Mieyal served as acting Chief Executive Officer from April 6, 2010 until April 20, 2012. The purpose of the Compensation Committee is (i) to assist the Board in discharging its responsibilities with respect to compensation of our executive officers and directors, (ii) to evaluate the performance of our executive officers, (iii) to assist the Board in developing succession plans for executive officers, and (iv) to administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee establishes the compensation of senior executives on an annual basis. The Compensation Committee held two meetings in 2012.

The Compensation Committee reviews and approves, on an annual basis, the corporate goals and objectives with respect to the compensation of the company’s executive officers. The Compensation Committee evaluates, at least once a year, our executive officers’ performance in light of these established goals and objectives, and, based upon these evaluations, recommends to the full Board the annual compensation of such executive officers, including salary, bonus, incentive, and equity compensation. In reviewing and recommending the compensation of the executive officers, the Compensation Committee may consider the compensation awarded to officers of similarly situated companies, the company’s performance, the individuals’ performance, compensation given to the company’s executive officers in past years or any other fact that the Compensation Committee deems appropriate. The Chief Executive Officer participates in the discussions and processes concerning the compensation of Mr. Kochanski, but not his own compensation. The Compensation Committee also reviews and recommends to the full Board appropriate director compensation programs for service as directors and committee members. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as the Committee may deem appropriate.

Lawrence J. Centella and Paul Mieyal served as members of our Compensation Committee during all of 2012. Neither of these individuals was at any time during 2012 or at any other time an officer or employee of our company.  Dr. Mieyal served as our acting Chief Executive Officer until April 20, 2012 but he received no employee compensation or employee benefits from the company. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

Board Leadership Structure and Oversight of Risk

The Board of Directors is responsible for providing oversight of the affairs of our company. Our Board leadership structure currently consists of different persons serving the roles of Chairman of the Board and Chief Executive Officer. The Chairman of the Board, among other responsibilities, works with the Chief Executive Officer and the Board to prepare Board meeting agendas and schedules, acts as liaison to other members of the Board, and, in conjunction with our Chief Executive Officer, presides at Board meetings.

We believe that the current Board leadership structure is an appropriate structure for the company and its stockholders at this time. This structure allows the Chief Executive Officer to focus his energy on strategy and management of the company and the Board to focus on oversight of strategic planning and risk management of the company.

As explained above, our Board of Directors has two committees—the Audit Committee and the Compensation Committee. Our Audit Committee is responsible for overseeing certain accounting related aspects of the company’s risk management processes while our full Board of Directors focuses on overall risk management. The Audit Committee and the full Board of Directors focus on what they believe to be the most significant risks facing the company and the company’s general risk management strategy, and also attempt to ensure, together with the Chief Executive Officer, that risks undertaken by the company are consistent with the Board’s appetite for risk. While the Board of Directors oversees the company’s risk management, company management is responsible for day-to-day risk management processes. We believe this division of responsibilities at the present time is an appropriate approach for addressing the risks facing our company and that our Board leadership structure supports this approach. We can offer no assurance that this structure, or any other structure, will be effective in all circumstances.

Stockholder Communication with the Board

Stockholders may communicate with the Board of Directors, members of particular committees or to individual directors, by sending a letter to such persons in care of our Chief Financial Officer at our principal executive offices. The Chief Financial Officer has the authority to disregard any inappropriate communications or to take other appropriate actions with respect to any inappropriate communications. If deemed an appropriate communication, the Chief Financial Officer will submit the correspondence to the Chairman of the Board or to any committee or specific director to whom the correspondence is directed. Procedures for sending communications to the Board of Directors can be found on our website at www.nephros.com, by clicking on the Investor Relations link, then the Corporate Governance link. Please note that all such communications must be accompanied by a statement of the type and amount of our securities that the person holds; any special interest, meaning an interest that is not derived from the proponent’s capacity as a stockholder, of the person in the subject matter of the communication; and the address, telephone number and e-mail address, if any, of the person submitting the communication.

Code of Business Conduct and Code of Ethics

During the fiscal year ended December 31, 2004, we adopted a Code of Ethics and Business Conduct, which was amended and restated on April 2, 2007, for our employees, officers and directors that complies with SEC regulations. The Code of Ethics is available free of charge on our website at www.nephros.com, by clicking on the Investor Relations link, then the Corporate Governance link. We intend to timely disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC.

Executive Officer

The following table sets forth certain information concerning our non-director executive officer as of December 31, 2012:

Name	Age (as of 2/26/13)	Position with Nephros and Business Experience for Last Five Years
Gerald J. Kochanski	59	Gerald J. Kochanski has served as our Chief Financial Officer since April 2008 and served as our acting Chief Executive Officer from March 31 through April 5, 2010. Prior to joining us, Mr. Kochanski served as the Financial Services Director of Lordi Consulting LLC, a national consulting firm, from February 2007 through February 2008. From October 2004 until December 2006, Mr. Kochanski was the Chief Financial Officer of American Water Enterprises, Inc., a business unit of a privately owned company in the water and wastewater treatment industry. From November 1998 through September 2004, Mr. Kochanski was the Chief Financial Officer of Scanvec Amiable Ltd., a publicly traded provider of software to the signmaking, digital printing and engraving industries. Mr. Kochanski is a Certified Public Accountant and received his B.S. in Accounting and his M.B.A. in Finance from La Salle University, where he also serves as an adjunct School of Business faculty member.

From April 6, 2010 until April 20, 2012, Paul A. Mieyal, a member of the Board of Directors, served as the acting Chief Executive Officer. Upon the appointment of John C. Houghton, effective April 20, 2012, Paul A. Mieyal resigned as acting Chief Executive Officer, but remains as a member of the Board of Directors of the Company. Dr. Mieyal is a Vice President of Wexford Capital LP, the managing member of Lambda Investors LLC, which, as of December 31, 2012, beneficially owned approximately 31% of our outstanding Common Stock, representing approximately 53% on a fully-diluted basis.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file.  Based solely on a review of the copies of such forms received by us, or written representations from reporting persons, we believe that during fiscal year 2012, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements except as follows:  Each of Messrs. Amron, Mieyal, Kochanski, Centella, Scibetta and Houghton did not timely file one Form 4 reporting a grant of stock options by the Board, and Mr. Houghton also did not timely file a Form 3 to report that he did not beneficially own any Company securities at the time of his appointment as President and Chief Executive Officer.

Item 11. Executive Compensation

The following table sets forth all compensation earned in the fiscal years ended December 31, 2012 and 2011 by our Named Executive Officers.

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total
John C. Houghton (5) President and Chief Executive Officer	2012	242,756	—	$1,125,267	$20,674	$1,388,697

Gerald J. Kochanski	2012	$202,027	$40,038	$14,761	$23,200	$280,026
Chief Financial Officer	2011	$198,734	$38,872	$110,000	$22,587	$370,193

Paul A. Mieyal Acting Chief Executive Officer (4)	2012	—	—	$7,307	$14,800	$22,107
	2011			$13,982	$14,800	$28,782

(1)            The amounts in this column reflect decisions approved by our Compensation Committee and are based on an analysis of the executive’s contribution to our company during fiscal years 2012 and 2011.

(2)            The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 of these consolidated financial statements.

(3)             See table below for details on “All Other Compensation.”

(4)            Dr. Mieyal served as our acting Chief Executive Officer from April 6, 2010 until April 20, 2012. Upon the appointment of John C. Houghton, effective April 20, 2012, Dr. Mieyal resigned as acting Chief Executive Officer, but will remain as a member of the Board of Directors. Dr. Mieyal received no compensation for his services, except in his capacity as a director of our company, which compensation is disclosed in the columns titled “Option Awards,” and “All Other Compensation” included in this table.

(5)           Mr. Houghton was appointed President and Chief Executive Officer effective April 20, 2012.

All Other Compensation

Name	Year	Matching 401K Plan Contribution	Health Insurance Paid by Company	Life Insurance Paid by the Company	Consulting Fees	Director Fees		Company Paid Transportation Expense	Total Other Compensation
John C. Houghton	2012	$9,710	$9,564	$1,400	—	—		—	$20,674

Gerald J. Kochanski	2012	$8,220	$9,536	$5,444	—	—			$23,200
	2011	$9,504	$7,930	$5,153	—	—		—	$22,587

Paul A. Mieyal	2012	—	—	—	—	$14,800	(1)	—	$14,800	(1)
	2011	—	—	—	—	$14,800	(1)	—	$14,800	(1)

(1)	At the request of Dr. Mieyal, the director fees were paid directly to Wexford Capital LP.

Option Holdings and Fiscal Year-End Option Values

The following table shows information concerning unexercised options outstanding as of December 31, 2012 for our named executive officers (after giving effect to the 1:20 reverse stock split effected on March 11, 2011).

Outstanding Equity Awards at Fiscal Year-End 2012

		Option Awards (2)
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date
John C. Houghton	April 20, 2012	126,563	548,438	$0.95	4/20/22
John C. Houghton	July 3, 2012	62,166	269,384	$1.89	7/3/22
Gerald J. Kochanski	April 1, 2008	12,500	-0-	$15.00	4/1/18
Gerald J. Kochanski	Jan 6, 2009	938	312	$2.60	1/6/19
Gerald J. Kochanski	Dec 31, 2009	2,834	945	$15.40	12/31/19
Gerald J. Kochanski	Mar 24, 2011	150,000	100,000	$0.51	3/24/21
Gerald J. Kochanski	Feb 16, 2012	-0-	20,000	$0.83	2/16/22
Paul A. Mieyal(3)	Nov 30, 2007	750	-0-	$16.00	11/30/17
Paul A. Mieyal(3)	Jan 8, 2010	1,000	-0-	$19.00	1/8/20
Paul A. Mieyal(3)	Mar 24, 2011	19,200	12,800	$0.51	3/24/14
Paul A. Mieyal (3)	Feb 16, 2012	3,334	6,666	$0.83	2/16/22

(1)	For better understanding of this table, we have included an additional column showing the grant date of stock options.
(2)	Stock options became exercisable in accordance with the vesting schedule below:

Grant Date	Vesting
John C. Houghton	April 20, 2012 Grant: 14,063 vest monthly until March 20, 2016.
John C. Houghton	July 3, 2012 Grant: 6,907 vest monthly until March 20, 2016.
Gerald J. Kochanski	January 6, 2009 Grant: 312 vest on January 6, 2013.
Gerald J. Kochanski	December 31, 2009 Grant: 944.5 vest on December 31, 2013.
Gerald J. Kochanski	March 24, 2011 Grant: 50,000 vest on each of March 24, 2013 and March 24, 2014.
Gerald J. Kochanski	February 16, 2012 Grant: 5,000 vest on each of February 16, 2013, February 16, 2014, February 16, 2015 and February 16, 2016.
Paul A. Mieyal	March 24, 2011 Grant: 6,400 vest on each of March 24, 2013 and March 24, 2013.
Paul A. Mieyal	February 16, 2012 Grant: 3,333 vest on each of February 16, 2013 and February 16, 2014.

(3) At the request of Dr. Mieyal, the options were granted in the name of Wexford Capital LP.

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

Agreement with Mr. John C. Houghton

On April 20, 2012, the Company entered into an Employment Agreement, effective as of April 20, 2012, with Mr. Houghton (“Employment Agreement”). The Employment Agreement has a term of four years, ending on April 20, 2016. The Employment Agreement provides that Mr. Houghton’s annual base salary will be $350,000. Mr. Houghton will be eligible to receive a target discretionary bonus of 30% of annual base salary, as determined by the Company. The targets with respect to the bonus for the year ending December 31, 2012 were mutually agreed upon between Mr. Houghton and the Compensation Committee of the Board within 60 days following April 20, 2012 and such bonus will be appropriately prorated for such annual period. The targets for each subsequent annual period will be mutually agreed upon at the beginning of each calendar year between Mr. Houghton and the Compensation Committee.

Upon execution of the Employment Agreement, the Company granted Mr. Houghton options to purchase 675,000 shares of the Company’s common stock pursuant to the Company’s 2004 Stock Incentive Plan (the “Plan”). In addition, the Company was required to grant Mr. Houghton options to purchase an additional 331,550 shares of the Company’s common stock.

The Employment Agreement further provided that, subject to Mr. Houghton meeting and maintaining the director eligibility requirements of the Board, Mr. Houghton would be nominated for election as a director at each stockholders meeting during his employment at which his term as a director would otherwise expire.

The Employment Agreement provides that upon the occurrence of a change in control (as defined in the Employment Agreement), all of Mr. Houghton’s unvested stock options will vest and become exercisable immediately and, unless all such options are cashed-out in the change in control transaction, shall remain exercisable for a period of not less than 360 days (or the expiration of the stock option term, if sooner), regardless of whether Mr. Houghton’s employment is terminated in connection with such change in control transaction.

In the event that Mr. Houghton’s employment is terminated by the Company for “cause” (as defined in the Employment Agreement), then the Company will pay the earned but unpaid base salary for services rendered through the date of termination and any and all unvested stock options shall automatically be cancelled and forfeited by Mr. Houghton as of the date of termination.

In the event that Mr. Houghton’s employment is terminated by reason of Mr. Houghton’s death, or by reason of Mr. Houghton’s resignation or retirement (as to which at least two (2) weeks notice is required), then the Company will pay to Mr. Houghton only the earned but unpaid base salary for services rendered through the date of termination. Any and all unvested stock options will automatically be cancelled and forfeited as of the date of Mr. Houghton’s death, resignation or retirement.

If, as a result of Mr. Houghton’s incapacity due to physical or mental illness, the Company determines that Mr. Houghton has failed to perform his duties on a full time basis for either ninety (90) days within any three hundred sixty-five (365) day period or sixty (60) consecutive days, the Company may terminate his employment hereunder for “disability”. In that event, the Company will pay the earned but unpaid base salary for services rendered through such date of termination. Any and all unvested stock options shall be cancelled as of the date of termination. During any period that Mr. Houghton fails to perform his duties as a result of incapacity due to physical or mental illness, he will continue to receive compensation and benefits provided by the Employment Agreement until his employment is terminated; provided, however, that the amount of compensation and benefits received during such period will be reduced by the aggregate amounts, if any, payable under disability benefit plans and programs of the Company or under the Social Security disability insurance program. Additionally, the vesting of stock options will be tolled during such period and in the event of a termination of the Employment Agreement as a result of disability, any and all unvested stock options will automatically be cancelled and forfeited as of the date of termination.

In the event that Mr. Houghton’s employment is terminated by the Company prior to the expiration of the term of the Employment Agreement for any reason other than as described above or by Mr. Houghton for “good reason” (as defined in the Employment Agreement) any and all unvested stock options shall automatically be cancelled and forfeited by Mr. Houghton as of the date of such termination (except as provided in a change in control), vested stock options shall remain exercisable for ninety days after the date of such termination or the expiration of the stock option term, if sooner (except as otherwise provided in the event of a change in control), and the Company will pay to Mr. Houghton any earned but unpaid base salary for services rendered through the date of termination and continuing payments of severance pay (less applicable withholding taxes) at a rate equal to his base salary rate, as then in effect, for a period equal to three months (or, when Mr. Houghton has been employed for at least one (1) year, a period equal to six (6) months), to be paid periodically in accordance with the Company’s normal payroll policies; provided that if Mr. Houghton continues to be employed in any capacity by a successor entity following a change in control, the severance pay that would otherwise be payable shall be reduced by the amount of base compensation and guaranteed bonus (if any) Mr. Houghton receives in such capacity during or attributable to the severance term. Payment of any severance benefits are subject to the execution by Mr. Houghton of a general release and an agreement to continue to be bound by certain provisions of the Employment Agreement relating to, among others, non-competition, non-solicitation and confidentiality.

Mr. Houghton is also subject to non-competition, non-solicitation and confidentiality covenants during the term of his employment.

Agreement with Mr. Gerald J. Kochanski

Mr. Kochanski began serving as our Chief Financial Officer on April 28, 2008, pursuant to an employment agreement dated as of April 1, 2008. Mr. Kochanski’s initial annual base salary is $185,000. For the first year of Mr. Kochanski’s employment, we paid him a non-accountable commuting allowance of $10,000. In addition, we agreed to pay up to $10,000 of Mr. Kochanski’s moving costs. Mr. Kochanski may be awarded a bonus based on performance. In 2011, Mr. Kochanski was awarded a bonus of $38,872. Pursuant to the employment agreement, we granted Mr. Kochanski an option to purchase 12,500 shares of our common stock under our 2004 Stock Incentive Plan. The option vested in three equal annual installments of 3,125 shares on each of March 31, 2009, March 31, 2010, and March 31, 2011. The option to purchase the remaining 3,125 shares vests on March 31, 2012 provided that he remains employed by us at such time, and provided further that such options shall become exercisable in full immediately upon the occurrence of a change in control (as defined in our 2004 Stock Incentive Plan).

Mr. Kochanski’s agreement provides that upon termination by us for cause or disability (as such terms are defined in the agreement) or by Mr. Kochanski for any reason other than his exercise of the change of control termination option (as defined in the agreement), then we shall pay him only his accrued but unpaid base salary and bonuses for services rendered through the date of termination, his unvested options shall immediately be cancelled and forfeited and his vested options shall remain exercisable for 90 days after such termination. If Mr. Kochanski’s employment is terminated by his death or by his voluntary resignation or retirement other than upon his exercise of the change of control termination option, then we shall pay him his accrued but unpaid base salary for services rendered through the date of termination and any bonuses due and payable through such date of termination and those that become due and payable within 90 days after such date. If we terminate Mr. Kochanski’s employment for any other reason, then, provided he continues to abide by certain confidentiality and non-compete provisions of his agreement and executes a release, he shall be entitled to: (1) any accrued but unpaid base salary for services rendered through the date of termination; and (2) the continued payment of his base salary, in the amount as of the date of termination, for a period of six months subsequent to the termination date or until the end of the remaining term of the agreement if sooner.

Upon any sale of all or substantially all of our business or assets, whether direct or indirect, by purchase, merger, consolidation or otherwise, Mr. Kochanski shall have a period of time in which to discuss, negotiate and confer with any successor entity regarding the terms and conditions of his continued employment. If Mr. Kochanski, acting reasonably, is unable to timely reach an agreement through good faith negotiations with such successor, then he may elect to terminate his employment with us and receive any accrued but unpaid salary for services rendered through the date of termination and the continued payment of his salary, in the amount as of the date of termination, for a period of six months. All unvested options that would have vested during the shorter of (a) the subsequent six months or (b) the remainder of the term would also immediately become vested.

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

On March 28, 2011, we entered into an employment agreement, to be effective on April 1, 2011, with Mr. Kochanski. The new employment agreement replaces the current agreement and is substantially similar to the prior agreement with the following material changes: Mr. Kochanski’s base annual salary was increased to $200,192, an increase of $15,192; and in the event that Mr. Kochanski’s employment is either terminated by us for other than “cause” (as defined in the agreement), then (i) all of his unvested stock options that would have vested during the shorter of (a) the subsequent six months or (b) the remainder of the term, shall immediately become vested.

Change in Control Payments

If the change in control payments called for in the agreements for Messrs. Houghton and Kochanski had been triggered on December 31, 2012, we would have been obligated to make the following payments:

Name	Cash Payment Per Month (# of months paid)	Number of Options that Would Vest (Market Value) (1)
John C. Houghton	$29,167	$131,625
	(3 mos.)	(-0-)
Gerald Kochanski	$16,833	$75,200
	(6 mos.)	(-0-)

(1) The market value equals the difference between $1.19, the fair market value of the shares that could be acquired based on the closing sale price per share of our common stock on the Over-the-Counter Bulletin Board on December 31, 2012 and the exercise prices for the underlying stock options.

2004 Stock Incentive Plan

The 2004 Stock Incentive Plan provides that if there is a change in control, unless the agreement granting an award provides otherwise, all awards under the 2004 Stock Incentive Plan will become vested and exercisable as of the effective date of the change in control. As defined in the 2004 Stock Incentive Plan, a change in control means the occurrence of any of the following events: (i) any “person,” including a “group,” as such terms are defined in sections 13(d) and 14(d) of the Exchange Act and the rules promulgated thereunder, becomes the beneficial owner, directly or indirectly, whether by purchase or acquisition or agreement to act in concert or otherwise, of more than 50% of the outstanding shares of our common stock; (ii) our complete liquidation; (iii) the sale of all or substantially all of our assets; or (iv) a majority of the members of our Board of Directors are elected to the Board without having previously been nominated and approved by a majority of the members of the Board incumbent on the day immediately preceding such election.

Non-Qualified Stock Option Agreement with John C. Houghton

On July 3, 2012, the Company granted Mr. Houghton an option to purchase 331,550 shares of common stock of the Company (the "Option"), under a Non-qualified Stock Option Agreement, dated July 3, 2012, between Mr. Houghton and the Company, in connection with his appointment as the President and Chief Executive Officer. The terms of this non-qualified stock option agreement are substantially similar to the terms of the 2004 Stock Incentive Plan. The options granted to Mr. Houghton pursuant to this agreement vest in equal monthly installments over four years commencing on April 20, 2012, the date Mr. Houghton was appointed; provided that Mr. Houghton remains employed by the Company at such time.

401(k) Plan

The company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the company began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The company contributed and expensed $49,000 and $28,000 in 2012 and 2011, respectively.

Director Compensation

In fiscal year 2012, our directors received a $10,000 annual retainer, $1,200 per meeting for each quarterly Board meeting attended and reimbursement for expenses incurred in connection with serving on our Board of Directors. The Chairman of the Board receives an annual retainer of $20,000 and $1,500 per meeting for each quarterly Board meeting attended. The chairperson of our Audit Committee is paid a $5,000 annual retainer and $500 per meeting for meetings of the Audit Committee, with a maximum of eight meetings per year.

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

As a result of the shareholders’ rights offering that was completed on March 10, 2011 and the 1:20 reverse stock-split that was effected as of March 11, 2011, the company’s closing market price per share was $.60 on March 11, 2011. All of the outstanding options at March 11, 2011 had an exercise price in excess of $.60. On March 24, 2011, the company granted its non-employee directors options to purchase 184,000 common shares in the aggregate at an exercise price per share equal to the fair market value price per share on that date, which was $0.51 per share. These non-employee director options vested forty percent (40%) on the date of grant and twenty percent (20%) vest equally on the following three anniversaries thereof.

Our executive officers do not receive additional compensation for service as directors if any of them so serve.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2012, other than Dr. Mieyal, whose compensation information is presented in the Summary Compensation table above.

Non-Employee Director Compensation in Fiscal Year 2012

Name	Fees Earned or Paid in Cash	Option Awards (1) ($)		Total ($)
Arthur H. Amron (5)	$14,800	$	7,307 (2)	$28,880
Lawrence J. Centella	$14,800	$	7,307 (3)	$41,200
James S. Scibetta	$33,000	$	9,133 (4)	$59,400

(1)       The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 of these consolidated financial statements.

(2)       Options granted for services rendered by Mr. Amron totaled 43,750 options at December 31, 2012.

(3)       Options granted for services rendered by Mr. Centella totaled 72,750 options at December 31, 2012.

(4)       Options granted for services rendered by Mr. Scibetta totaled 75,625 options at December 31, 2012.

(5)      At the request of Mr. Amron, his options and director fees were directed to Wexford Capital LP.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 (adjusted to give effect to the reverse stock split effected on March 11, 2011) about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors upon exercise of options or warrants under all of our existing equity compensation plans. Our existing equity compensation plans consist of our Amended and Restated Nephros 2000 Equity Incentive Plan and our Nephros, Inc. 2004 Stock Incentive Plan (together, our “Stock Option Plans”) in which all of our employees and directors are eligible to participate. Our Stock Option Plans were approved by our stockholders.

	(a)		(c)
	Number of		Number of securities
	securities to be	(b)	remaining available for
	issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrant and rights	warrant and rights	reflected in column (a))
Equity compensation plans approved by our stockholders:

Stock Option Plans	1,643,164	$0.67	339,904

Equity compensation plans not approved by our stockholders (1):	331,550	$0.87	—

None	—		—
All Plans	1,974,714		339,904

(1)	On July 3, 2012, the Company granted Mr. Houghton an option to purchase 331,550 shares of common stock of the Company, under the Non-qualified Stock Option Agreement, dated July 3, 2012, between Mr. Houghton and the Company, in connection with his appointment as the President and Chief Executive Officer. These options vests in equal monthly installments over four years commencing on April 20, 2012, the date Mr. Houghton was appointed; provided that Mr. Houghton remains employed by the Company at such time.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of February 20, 2013, by (i) each person known to us to own beneficially more than five percent (5%) of our common stock, based on such persons’ or entities’ filings with the SEC as of that date; (ii) each director, director nominee and executive officer; and (iii) all directors, director nominees and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Lambda Investors LLC(2)	15,317,943	53.0%
Southpaw Asset Management LP(3)	1,003,496	3.5%
Arthur H. Amron(4)	34,017	*
Lawrence J. Centella(5)	72,684	*
John C. Houghton (6)	272,607	*
Gerald J. Kochanski(7)	221,584	*
Paul A. Mieyal(8)	34,017	*
James S. Scibetta(9)	59,459	*
All executive officers and directors as a group(4) – (9)	694,368	2.4

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Applicable percentage ownership is based on 12,025,116 shares of common stock outstanding as of February 20, 2013, after giving effect to the 1:20 reverse stock split effected March 11, 2011, together with applicable options and warrants for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options and warrants exercisable on or within 60 days after February 20, 2013 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but not for computing the percentage ownership of any other person.

(2)	Based in part on information provided in Schedule 13D/A filed on February 13, 2013. The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors, Wexford GP LLC, which is the General Partner of Wexford Capital LP, by Charles E. Davidson in his capacity as Chairman and managing member of Wexford Capital LP and by Joseph M. Jacobs in his capacity as President and managing member of Wexford Capital LP. The address of each of Lambda Investors LLC, Wexford Capital LP, Mr. Davidson and Mr. Jacobs is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. Each of Wexford Capital LP, Wexford GP LLC, Mr. Davidson and Mr. Jacobs disclaims beneficial ownership of the shares of Common Stock owned by Lambda Investors except, in the case of Mr. Davidson and Mr. Jacobs, to the extent of their respective interests in each member of Lambda Investors. Includes 11,589,151 shares issuable upon exercise of warrants held by Lambda Investors having an exercise price of $0.40 per share. Lambda Investors is controlled by Wexford Capital LP. Arthur H. Amron, one of our directors, is a Partner and General Counsel of Wexford Capital LP. Paul A. Mieyal, our acting Chief Executive Officer and one of our directors, is a Vice President of Wexford Capital LP.

(3)	Based in part on information provided in Schedule 13D/A filed on January 9, 2013. The shares beneficially owned by Southpaw Asset Management LP may be deemed beneficially owned by Southpaw Holdings LLC, which is the General Partner of Southpaw Asset Management LP, and by each of Kevin Wyman and Howard Golden, who are principals of Southpaw Holdings LLC, and Southpaw Credit Opportunity Master Fund LP, of which Southpaw Asset Management LP is the investment manager. The address of each of Southpaw Asset Management LP, Southpaw Holdings LLC, Kevin Wyman, Howard Golden, and Southpaw Credit Opportunity Master Fund LP, is 2 Greenwich Office Park, Greenwich, CT 06831. Each of Southpaw Asset Management LP, Southpaw Holdings LLC, Kevin Wyman and Howard Golden disclaims beneficial ownership of 483,254 shares of common stock and 520,242 shares issuable upon the exercise of warrants beneficially owned by Southpaw Credit Opportunity Master Fund LP having an exercise price of $0.40.

(4)	Mr. Amron’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. The shares identified as being beneficially owned by Mr. Amron consist of 34,017 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 9,733 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of February 20, 2013.

(5)	Mr. Centella’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Centella include 57,417 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 15,333 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of February 20, 2013.

(6)

Mr. Houghton’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Houghton consist of 272,607 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 733,943 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of February 20, 2013.

(7)	Mr. Kochanski’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Kochanski consist of 221,584 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 65,945 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of February 20, 2013.

(8)	Dr. Mieyal’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. The shares identified as being beneficially owned by Dr. Mieyal consist of 34,017 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 9,733 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of February 20, 2013.

(9)	Mr. Scibetta’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Scibetta consist of 59,459 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 16,167 shares issuable upon the exercise of options which have been granted under our Stock Option Plans but will not vest within 60 days of February 20, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On March 10, 2011 the company completed its rights offering and a private placement that together resulted in gross proceeds of approximately $3.2 million. The aggregate net proceeds were approximately $2.3 million, after deducting the estimated aggregate expenses of these transactions which approximated $200,000, the repayment of the $500,000 note, plus $26,650 of accrued interest thereon, issued to Lambda Investors, the payment of an 8% sourcing/transaction fee $40,000 in respect of the note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the loan and the rights offering.

Simultaneously with the closing of the rights offering, Lambda Investors purchased in a private placement 3,009,711 units at the same per unit purchase price of $0.40, pursuant to a purchase agreement between the company and Lambda Investors. The company issued to Lambda Investors an aggregate of 3,009,711 shares of common stock and warrants to purchase an aggregate of 2,782,577 shares of common stock. Of the $3.2 million in gross proceeds from the rights offering and the private placement, the company received approximately $1.2 million in gross proceeds from the sale of units to Lambda Investors. Net proceeds, after deducting the aggregate of $666,650 in payments due Lambda Investors discussed above, were approximately $537,000.

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

On February 4, 2013, we issued a senior secured note to Lambda Investors LLC in the principal amount of $1.3 million.  We expect that the proceeds from the note will allow us to fund our operations through May 2013. The note bears interest at the rate of 12% per annum and matures on August 4, 2013, at which time all principal and accrued interest will be due.  However, we have agreed to prepay amounts due under the note with the cash proceeds from (a) a rights offering and an offering of a discounted exercise price to public warrantholders, each as further described in the note, (b) any other equity or debt financing, or (c) the issuance or incurrence of any other indebtedness or the sale of any assets outside the ordinary course of business, in each case prior to the maturity date.  If we do not pay principal and interest under the note when due, the interest rate increases to 16% per annum.  We may prepay the note without penalty at any time. The note is secured by a first priority lien on all of our property, including our intellectual property. As long as indebtedness remains outstanding under the note, we will be subject to certain covenants which, among other things, restrict our ability to merge with another company, sell a material amount of our assets, incur any additional indebtedness, repay any existing indebtedness, or declare or pay any dividends in cash, property or securities. In connection with the note, we have agreed to pay Lambda Investors an 8%, or $104,000, sourcing/transaction fee.  In addition, we will pay Lambda Investors’ legal fees and other expenses incurred in connection with the note in the amount of $50,000 as well as Lambda Investors’ legal fees and other expenses incurred in connection with the rights offering in the amount of $50,000.  Those payments will be paid upon the completion of the rights offering or, if earlier, upon the maturity of the note. As additional consideration, the Company agreed to extend by one year the expiration date of all of Lambda’s outstanding warrants to March 2017. In addition, we have undertaken to conduct a $3 million rights offering of common stock. We expect the offering price will be $0.60 per share. All of our stockholders and warrantholders will be eligible to participate in the offering on a pro rata basis based upon their proportionate ownership of our common stock on a fully-diluted basis. Subject to the satisfaction of certain conditions including compliance with all obligations under the note, security agreement and the other transaction documents relating to the note and no material adverse change having occurred with respect to the business, assets, and financial condition of the Company, Lambda Investors has advised us that it intends to exercise its basic subscription privilege in full and to purchase any shares of common stock that are not subscribed for by our other stockholders in the rights offering, if any. During the period when the rights offering is open, we expect to offer to our public warrantholders holding the warrants issued at the close of the March 2011 rights offering a one-time right, at their option, to exercise such warrants for an exercise price of $0.30 per share discounted from $0.40 per share. We expects to commence the offering in March 2013 following the filing of its Annual Report on Form 10-K. In connection with the offering, Nephros will file a registration statement on Form S-1, as may be amended, with the Securities and Exchange Commission.

As of December 31, 2012, Lambda Investors is our largest stockholder and beneficially owns approximately 31% of our outstanding common stock and, on a fully-diluted basis, owns approximately 53% of our outstanding common stock. The warrants held by Lambda Investors have an exercise price of $0.40 per share and certain warrants have full ratchet anti-dilution protection.  In connection with the proposed rights offering, we agreed to amend the terms of the existing warrants held by Lambda Investors to March 10, 2017, and Lambda Investors agreed to waive its anti-dilution rights applicable to any of its existing warrants solely with respect to the one-time incentive discount offered to public warrantholders.

The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors.   Arthur H. Amron, a director of Nephros, is a partner and general counsel of Wexford Capital.  Paul Mieyal, a director of Nephros, is a vice president of Wexford Capital. During 2012, at the request of Messrs. Amron and Mieyal, fees and options in the aggregate amount of approximately $57,760 earned in respect of services they rendered to the company were directed to Wexford Capital LP.

All share amounts and related prices have been adjusted to give effect to the 1:20 reverse stock split effected on March 11, 2011.

Director Independence

For a detailed discussion regarding director independence and related corporate governance matters, see Part III, Item 10 of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors has selected the firm of Rothstein Kass to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2013. The Board of Directors has ratified this selection and recommends that the stockholders ratify this selection. If the selection of Rothstein Kass is not ratified by the stockholders, the Audit Committee will reconsider, but might not change, its selection.

Rothstein Kass has audited our consolidated accounts since July 2007, and has advised us that it does not have, and has not had, any direct or indirect financial interest in our company in any capacity other than that of serving as independent registered public accounting firm. Representatives of Rothstein Kass are expected to attend the annual meeting. They will have an opportunity to make a statement, if they desire to do so, and will also be available to respond to appropriate questions.

Summary of Auditor Fees and Pre-Approval Policy

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by our registered independent public accounting firm. Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by Rothstein Kass during fiscal years 2012 and 2011.

Audit Fees

Fees billed for audit services by Rothstein Kass totaled approximately $119,000 and $126,000 in connection with statutory and regulatory filings for the fiscal years ended December 31, 2012 and 2011, respectively. Such fees include fees associated with the annual audit.

Audit-Related Fees

During the fiscal year ended December 31, 2012, we were billed approximately $24,500 by Rothstein Kass for audit-related services in connection with the annual audit and for the reviews of our Form S-1 filings. During the fiscal year ended December 31, 2011, we were billed approximately $27,500 by Rothstein Kass for audit-related services in connection with the annual audit and for the reviews of our Form S-1 filings.

Our Audit Committee has considered whether, and determined that, the provision of the non-audit services rendered to us during 2012 and 2011 was compatible with maintaining the independence of Rothstein Kass.

Tax Fees

There were no tax services provided by Rothstein Kass for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

We did not engage Rothstein Kass to provide any information technology services or any other services during the fiscal years ended December 31, 2012 and 2011.

Item 15. Exhibits

(a)	Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

Report of independent registered public accounting firm.

Consolidated balance sheets as of December 31, 2012 and 2011.

Consolidated statements of operations for the years ended December 31, 2012 and 2011.

Consolidated statement of changes in stockholders’ equity for the years ended December 31, 2012, 2011, and 2010.

Consolidated statements of cash flows for the years ended December 31, 2012 and 2011.

Notes to consolidated financial statements.

(b) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant. (6)
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (15)
3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant. (15)
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007. (16)
3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on October 26, 2009. (25)
3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 10, 2011. (26)
3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 11, 2011. (26)
3.8	Second Amended and Restated By-Laws of the Registrant. (18)
4.1	Specimen of Common Stock Certificate of the Registrant. (1)
4.2	Form of Underwriter’s Warrant. (2)
4.3	Warrant for the purchase of shares of common stock dated January 18, 2006, issued to Marty Steinberg, Esq., as Court-appointed Receiver for Lancer Offshore, Inc. (19)
4.4	Form of Series A 10% Secured Convertible Note due 2008 convertible into Common Stock and Warrants. (17)
4.5	Form of Series B 10% Secured Convertible Note due 2008 convertible into Common Stock. (17)
4.6	Form of Class D Warrant. (17)
4.7	Form of Placement Agent Warrant. (17)
4.8	Form of Investor Warrant issued on July 24, 2009. (24)
4.9	Form of Warrant Certificate. (29)
4.10	Form of Warrant Agreement between Nephros, Inc. and Continental Stock Transfer & Trust Company. (30)
4.11	Form of Subscription Rights Certificate. (29)
10.1	Amended and Restated 2000 Nephros Equity Incentive Plan. (1)(3)
10.2	2004 Nephros Stock Incentive Plan. (1)(3)
10.3	Amendment No. 1 to 2004 Nephros Stock Incentive Plan. (3)(6)
10.4	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan. (16)
10.5	Form of Subscription Agreement dated as of June 1997 between the Registrant and each Purchaser of Series A Convertible Preferred Stock. (1)
10.6	Amendment and Restatement to Registration Rights Agreement, dated as of May 17, 2000 and amended and restated as of June 26, 2003, between the Registrant and the holders of a majority of Registrable Shares (as defined therein). (2)
10.7	Employment Agreement dated as of November 21, 2002 between Norman J. Barta and the Registrant. (1)(3)
10.8	Amendment to Employment Agreement dated as of March 17, 2003 between Norman J. Barta and the Registrant. (1)(3)
10.9	Amendment to Employment Agreement dated as of May 31, 2004 between Norman J. Barta and the Registrant. (1)(3)
10.10	Employment Agreement effective as of July 1, 2007 between Nephros, Inc. and Norman J. Barta. (16)
10.11	Form of Employee Patent and Confidential Information Agreement. (1)
10.12	Form of Employee Confidentiality Agreement. (1)
10.13	Settlement Agreement and Mutual Release dated June 19, 2002 between Plexus Services Corp. and the Registrant. (1)
10.14	Settlement Agreement dated as of January 31, 2003 between Lancer Offshore, Inc. and the Registrant. (1)
10.15	Settlement Agreement dated as of February 13, 2003 between Hermitage Capital Corporation and the Registrant. (1)
10.16	Supply Agreement between Nephros, Inc. and Membrana GmbH, dated as of December 17, 2003. (2)(4)
10.17	Amended Supply Agreement between Nephros, Inc. and Membrana GmbH dated as of June 16, 2005. (4)(8)
10.18	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of May 12, 2003. (1)(4)

10.19	Manufacturing and Supply Agreement between Nephros, Inc. and Medica s.r.l., dated as of March 22, 2005. Supersedes prior Agreement dated May 12, 2003. (4)(9)
10.20	HDF-Cartridge License Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (5)
10.21	Subscription Agreement dated as of March 2, 2005 between Nephros, Inc. and Asahi Kasei Medical Co., Ltd. (5)
10.22	Non-employee Director Compensation Summary. (3)(7)
10.23	Named Executive Officer Summary of Changes to Compensation. (3)(7)
10.24	Stipulation of Settlement Agreement between Lancer Offshore, Inc. and Nephros, Inc. approved on November 18, 2005. (9)
10.25	Consulting Agreement, dated as of January 11, 2006, between the Company and Bruce Prashker. (3)(9)
10.26	Summary of Changes to Chief Executive Officer’s Compensation. (3)(9)
10.27	Offer of Employment Agreement, dated as of February 24, 2006, between the Company and Mark W. Lerner. (3)(9)
10.28	Form of 6% Secured Convertible Note due 2012 for June 1, 2006 Investors. (10)
10.29	Form of Common Stock Purchase Warrant. (10)
10.30	Form of Subscription Agreement, dated as of June 1, 2006. (10)
10.31	Form of Registration Rights Agreement, dated as of June 1, 2006. (10)
10.32	Form of 6% Secured Convertible Note due 2012 for June 30, 2006 Investors. (11)
10.33	Form of Subscription Agreement, dated as of June 30, 2006. (11)
10.34	Employment Agreement between Nephros, Inc. and William J. Fox, entered into on August 2, 2006. (3)(12)
10.35	Addendum to Commercial Contract between Nephros, Inc. and Bellco S.p.A, effective as of January 1, 2007. (4)(13)
10.36	Form of Subscription Agreement between Nephros and Subscriber. (17)
10.37	Exchange Agreement, dated as of September 19, 2007, between Nephros and the Holders. (17)
10.38	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Holders. (17)
10.39	Investor Rights Agreement, dated as of September 19, 2007, among Nephros and the Covered Holders as defined therein. (17)
10.40	Placement Agent Agreement, dated as of September 18, 2007, among Nephros, NSC and Dinosaur. (17)
10.41	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and Nephros. (19)
10.42	Employment Agreement, dated as of April 1, 2008, between Nephros, Inc. and Gerald Kochanski. (3)(20)
10.43	Separation Agreement and Release, dated as of April 28, 2008, between Nephros, Inc. and Mark W. Lerner. (3)(20)
10.44	Separation Agreement and Release, dated as of September 15, 2008, between Nephros, Inc. and Norman J. Barta. (3) (21)
10.45	Employment Agreement, dated as of September 15, 2008, between Nephros, Inc. and Ernest A. Elgin III. (3)(21)
10.46	Lease Agreement between Nephros, Inc. and 41 Grand Avenue, LLC dated as of November 20, 2008. (22)
10.47	Distribution Agreement between Nephros, Inc. and OLS, dated as of November 26, 2008. (23)
10.48	Lease Agreement between Nephros International LTD and Coldwell Banker Penrose & O’Sullivan dated November 30, 2008. (23)
10.49	Distribution Agreement between Nephros, Inc. and Aqua Sciences, Inc., dated as of December 3, 2008. (23)
10.50	Sales Management Agreement between Nephros, Inc. and Steve Adler, dated as of December 16, 2008. (3)(23)
10.51	Amendment No. 3 to the Nephros, Inc. 2004 Stock Incentive Plan. (3)(23)
10.52	Form of Subscription Agreement between Nephros, Inc. and various investors , dated July 24, 2009. (24)
10.53	Consulting Agreement between Nephros, Inc. and John Shallman, dated as of January 2, 2009. (27)
10.54	Authorized Representative Services Agreement between Nephros, Inc. and Donawa Lifescience Consulting Srl, dated as of June 1, 2009. (27)
10.55	Consulting Agreement between Nephros, Inc. and Barry A. Solomon, PhD., dated as of December 8, 2009. (27)
10.56	Separation, Release and Consulting Agreement between Nephros, Inc. and Ernest A. Elgin III. (28)
10.57	Senior Secured Note dated October 1, 2010 issued to Lambda Investors LLC. (29)
10.58	Form of Registration Rights Agreement, dated as of September 30, 2010, by and between the Registrant and Lambda Investors LLC. (29)
10.59	Purchase Agreement, dated as of October 1, 2010, by and between the Registrant and Lambda Investors LLC. (31)
10.60	Amendment No. 4 to the Nephros, Inc. 2004 Stock Incentive Plan. (3)(32)
10.61	Employment Agreement between Nephros, Inc. and Gerald J. Kochanski dated April 1, 2011. (3)(33)
10.62	License Agreement, entered into as of July 1, 2011 by and between Nephros, Inc. and Bellco S.r.l. (34)
10.63	Letter Agreement, dated June 27, 2011, between Nephros, Inc. and DHR International, Inc., entered into as of July 25, 2011. (35)
10.64	License and Supply Agreement dated as of April 23, 2012 between Nephros, Inc. and Medica S.p.A. (14)
10.65	Employment Agreement dated as of April 20, 2012 between Nephros, Inc. and John C. Houghton. (14)

10.66	Non-qualified Stock Option Agreement made as of July 3, 2012 by Nephros, Inc. and John C. Houghton (37)(3)
14.1	Code of Ethics and Business Conduct, as amended on April 2, 2007. (36)
21.1	Subsidiaries of Registrant. (13)
23.1	Consent of Rothstein Kass, Independent Registered Public Accounting Firm. *
24.1	Power of Attorney. (included on the signature page)
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive Data File. *

*	Filed herewith.
(1)	Incorporated by reference to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the Securities and Exchange Commission on July 20, 2004.

(2)	Incorporated by reference to Nephros, Inc.’s Amendment No. 2 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the Securities and Exchange Commission on August 26, 2004.

(3)	Management contract or compensatory plan arrangement.

(4)	Portions omitted pursuant to a request for confidential treatment.

(5)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005 (SEC File No. 001-32288).

(6)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), as filed with the Securities and Exchange Commission on August 5, 2005.

(7)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on May 16, 2005 (SEC File No. 001-32288).

(8)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on August 15, 2005 (SEC File No. 001-32288).

(9)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 20, 2006 (SEC File No. 001-32288).

(10)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2006 (SEC File No. 001-32288).

(11)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2006 (SEC File No. 001-32288).

(12)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 4, 2006 (SEC File No. 001-32288).

(13)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 10, 2007 (SEC File No. 001-32288).

(14)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2012.

(15)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007 (SEC File No. 001-32288).

(16)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007 (SEC File No. 001-32288).

(17)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2007 (SEC File No. 001-32288).

(18)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2007 (SEC File No. 001-32288).

(19)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

(20)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 15, 2008.

(21)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on November 14, 2008.

(22)	Incorporated by reference to Nephros, Inc. ’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

(23)	Incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

(24)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 14, 2009.

(25)	Incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-162781), filed with the Securities and Exchange Commission on October 30, 2009.

(26)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2011.

(27)	Incorporated by reference to Nephros, Inc’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission April 2, 2010.

(28)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2010.

(29)	Incorporated by reference to Nephros, Inc.’s Registration statement on Form S-1(Reg. No. 333-169728), as filed with the Securities and Exchange Commission on October 1, 2010.

(30)	Incorporated by reference to Nephros, Inc’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-169728) filed with the Securities and Exchange Commission on November 8, 2010.

(31)	Incorporated by reference to Nephros, Inc.’s Amendment No. 2 to Registration statement on Form S-1/A (Reg. No. 333-169728), filed with the Securities and Exchange Commission on December 22, 2010.

(32)	Incorporated by reference to Nephros, Inc.’s 2011 Proxy Statement (Exhibit A) filed with the Securities and Exchange Commission on December 2, 2010.

(33)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2011.

(34)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(35)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011.

(36)	Incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2007 (SEC File No. 001-32288).

(37)	Incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 4, 2013
	By:	/s/ John C.Houghton

Name: John C.Houghton
Title: President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint John C. Houghton and Gerald J. Kochanski, and each of them singly, our true and lawful attorneys-in-fact with full power to them and each of them to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Houghton	President and Chief Executive Officer, and Director(Principal Executive Officer)	March 4, 2013
John C.Houghton

/s/ Gerald J. Kochanski	Chief Financial Officer (Principal Financial and	March 4, 2013
Accounting Officer)
Gerald J. Kochanski

/s/ Arthur H. Amron	Director	March 4, 2013

Arthur H. Amron

/s/ Lawrence J. Centella	Director	March 4, 2013

Lawrence J. Centella

/s/ Paul A. Mieyal	Director	March 4, 2013

Paul A. Mieyal

/s/ James S. Scibetta	Director	March 4, 2013

James S. Scibetta

