Form 10-Q
period 2013-03-31
NEPHROS INC
filed 2013-05-08
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 3, 2013, 12,149,249 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$243	$47
Accounts receivable	140	935
Inventory, less allowances of $276 at March 31, 2013 and $269 at December 31, 2012	189	312
Prepaid expenses and other current assets	95	109
Total current assets	667	1,403
Property and equipment, net	14	16
Other assets, net of accumulated amortization	2,056	2,109
Total assets	$2,737	$3,528
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Senior secured note	$1,300	$-
Accounts payable	874	1,070
License and supply agreement fee payable	513	1,318
Accrued expenses	507	321
Deferred revenue, current portion	708	707
Total current liabilities	3,902	3,416
Long-term portion of deferred revenue	531	707
Total liabilities	4,433	4,123

Commitments and Contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2013 and December 31, 2012; no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at March 31, 2013 and December 31, 2012; 12,025,309 and 11,949,824 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	12	12
Additional paid-in capital	96,988	96,847
Accumulated other comprehensive income	76	76
Accumulated deficit	(98,772)	(97,530)
Total stockholders’ deficit	(1,696)	(595)
Total liabilities and stockholders’ deficit	$2,737	$3,528

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues:
Product revenues	$346	$360
License revenues	175	173
Total net revenues	521	533
Cost of goods sold	196	222
Gross margin	325	311
Operating expenses:
Research and development	223	145
Depreciation and amortization	55	2
Selling, general and administrative	1,259	720
Total operating expenses	1,537	867
Loss from operations	(1,212)	(556)
Interest income	-	1
Interest expense	(24)	-
Gain on sale of equipment	2	-
Other expense	(8)	(2)
Net loss	(1,242)	(557)
Other comprehensive income, foreign currency translation adjustments	-	44
Total comprehensive loss	(1,242)	(513)
Net loss per common share, basic and diluted	$(0.10)	$(0.05)
Weighted average common shares outstanding, basic and diluted	12,009,285	10,565,214

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(1,242)	$(557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2	2
Amortization of other assets	53	-
Noncash stock-based compensation	111	60
Noncash interest expense	24
Inventory reserve	7	-
Loss on foreign currency transactions	8	-
Gain on sale of equipment	(2)	-
(Increase) decrease in operating assets:
Accounts receivable	797	162
Inventory	117	7
Prepaid expenses and other current assets	13	(16)
Other assets	-	778
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(31)	162
License and supply agreement fee payable	(815)	-
Deferred revenue	(175)	(173)
Net cash provided by (used in) operating activities	(1,133)	425
Investing activities:
Proceeds from sale of equipment	2	-
Net cash provided by investing activities	2	-
Financing activities:
Proceeds from exercise of warrants	30	66
Proceeds from issuance of Senior Secured Note	1,300	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	1,330	66
Effect of exchange rates on cash and cash equivalents	(3)	14
Net increase in cash	196	505
Cash, beginning of period	47	1,669
Cash, end of period	$243	$2,174
Supplemental disclosure of cash flow information
Cash paid for taxes	$2	$15
Payable related to license and supply agreement	$513	$-
Receivable related to license agreement	$-	$800

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International Limited (collectively, the “Company” or “Nephros”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2013. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain reclassifications were made to the prior year’s amounts to conform to the 2013 presentation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company has incurred significant losses in operations in each quarter since inception. For the three months ended March 31, 2013 and 2012, the Company has incurred net losses of $1,242,000 and $557,000, respectively. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

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

On February 4, 2013, the Company issued a senior secured note (“Senior Secured Note”) to Lambda Investors LLC in the principal amount of $1.3 million.   In addition, on March 4, 2013, the Company filed an S-1 in connection with a $3.0 million rights offering (“Rights Offering”) of common stock. For a more detailed discussion of the terms of the Senior Secured Note and the Rights Offering, see Note 9, Senior Secured Note and Note 11, Subsequent Events, respectively.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2.  Concentration of Credit Risk

For the three months ended March 31, 2013 and 2012, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2013	2012
A	34%	32%
B	34%	25%
C	18%	9%
D	0%	22%

As of March 31, 2013 and December 31, 2012, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2013	2012
A	0%	85%
B	91%	4%

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

Deferred revenue on the accompanying March 31, 2013 condensed consolidated balance sheet is approximately $1,239,000 and is related to the License Agreement with Bellco which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $1,220,000 of revenue related to this license agreement to date and approximately $175,000 for the three months ended March 31, 2013.

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

There were no stock options granted by the Company during the three months ended March 31, 2013 to employees, non-employee directors or consultants.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.  Stock-Based Compensation (continued)

Stock-based compensation expense was approximately $111,000 and $60,000 for the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013, approximately $103,000 and approximately $8,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2012, approximately $54,000 and approximately $6,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three months ended March 31, 2013 and 2012, as the Company is in a net operating loss position. As of March 31, 2013, there was approximately $973,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.8 years.  Such amount does not include the effect of future grants of equity compensation, if any.  Of the total $973,000, the Company expects to recognize approximately 30% in the remaining interim periods of 2013, approximately 32% in 2014, approximately 31% in 2015, and approximately 7% in 2016.

For the three months ended March 31, 2013, 1,633,085 warrants were exercised, resulting in proceeds of approximately $30,000 and the issuance of 75,485 shares of the Company’s common stock.

5.   Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as foreign currency translation adjustments. For the three months ended March 31, 2013 and 2012, the comprehensive loss was approximately $1,242,000 and $513,000, respectively.

 6.   Loss per Common Share

In accordance with ASC 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is anti-dilutive, the Company has excluded stock options and warrants aggregating 2,294,714 and 14,604,486 shares, respectively, from the computation of diluted EPS for the three months ended March 31, 2013. For the three months ended March 31, 2012, stock options and warrants aggregating 988,164 and 16,309,975 shares, respectively, have been excluded from the computation of diluted EPS.

7.   Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s condensed consolidated interim financial statements.

8.   Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of March 31, 2013 and December 31, 2012 was approximately as follows:

	Unaudited	Audited
	March 31, 2013	December 31, 2012
Total Gross Inventory, Finished Goods	$465,000	$581,000
Less: Inventory reserve	(276,000)	(269,000)
Total Inventory	$189,000	$312,000

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

9.  Senior Secured Note

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

In connection with the note, the Company has agreed to pay Lambda Investors an 8%, or $104,000, sourcing/transaction fee. In addition, the Company will pay Lambda Investors’ legal fees and other expenses incurred in connection with the note in the amount of $50,000 as well as Lambda Investors’ legal fees and other expenses incurred in connection with the rights offering in the amount of $50,000. Those payments will be paid upon the completion of the rights offering or, if earlier, upon the maturity of the note. The fees have been accrued as of March 31, 2013 and are recorded as selling, general and administrative expenses on the condensed consolidated interim statement of operations for the three months ended March 31, 2013.

As additional consideration, the Company agreed to extend by one year the expiration date of all of Lambda’s outstanding warrants to March 2017.

In addition, the Company agreed to conduct a $3.0 million Rights Offering of common stock. For further discussion of the Rights Offering, see Note 11, Subsequent Events.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

10.  Commitments and Contingencies (continued)

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €300,000, €500,000 and €750,000 for the years 2012, 2013 and 2014, respectively. For the three months ended March 13, 2013, the Company’s aggregate purchase commitments totaled approximately €81,000. For calendar years thereafter, annual minimum amounts will be mutually agreed upon between Medica and the Company.

As consideration for the license and other rights granted to the Company, the Company is required to pay Medica installment payments of €500,000 and €1,000,000 on April 23, 2012 and January 25, 2013, respectively. The April 23, 2012 payment was made. In the three months ended March 31, 2013, €600,000 was paid to Medica for the payment due January 25, 2013. Both parties agreed that the Company may defer the remaining €400,000 payment to June 2013. As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 4, Stock-Based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the condensed consolidated interim balance sheet as of March 31, 2013 is approximately $2,056,000, net of $195,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $53,000 has been charged to amortization expense for the three months ended March 31, 2013 on the condensed consolidated interim statement of operations and comprehensive loss. Approximately $155,000 of amortization expense will be recognized in the remainder of the year ended December 31, 2013 and approximately $208,000 will be recognized in the years ended 2014 and 2015, respectively. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

11.  Subsequent Events

The Company’s Registration Statement on Form S-1 related to the rights offering was declared effective by the SEC on April 17, 2013.

The rights offering commenced on April 17, 2013 and will expire on May 17, 2013, unless the offering period is extended by the Company in its sole discretion. All of the Company’s stockholders and warrantholders are eligible to participate in the offering on a pro rata basis based upon their proportionate ownership of the company’s common stock on a fully-diluted basis. Pursuant to the rights offering, the Company distributed to holders of its common stock and/or warrants one non-transferable subscription right for each share of common stock, and each share of common stock underlying a warrant, held as of April 4, 2013. Each right entitles the holder to purchase 0.18776 of a share of the Company’s common stock at a subscription price of $0.60 per share. The Company will round up any fractional shares to the nearest whole share.

The rights offering includes an over-subscription privilege which permits each rights holder that exercises its rights in full to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering. This over-subscription privilege is subject to the availability and allocation of shares among holders exercising this over-subscription privilege. Assuming the rights offering is fully subscribed, the Company estimates that it will receive gross proceeds of $3 million, less the expenses of the rights offering.

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

11.  Subsequent Events (continued)

On April 17, 2013, the Company also announced that commencing on April 17, 2013 and during the period that the rights offering is open, it has temporarily reduced the exercise price for its warrants issued in March 2011 from $0.40 per share to $0.30 per share. After the expiration of this offering period, the exercise price will revert back to $0.40 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Certain Risks and Uncertainties” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2012, including the “Risk Factors” and “Business” sections thereof.  This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2012. Our actual results may differ materially.

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

All of our ultrafilters use proprietary hollow fiber technology. We believe the hollow fiber design allows our ultrafilters to be the only commercially available filters for healthcare applications that optimize the three elements critical to filter performance:

•	Filtration - as low as 0.005 microns
•	Flow rate - minimal disruption
•	Filter life - up to 12 months

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

Our Products

Presently, we offer seven types of ultrafilters for sale to customers in four markets:

•	Dialysis Centers - Water/Bicarbonate: Treatment of both water and bicarbonate for the production of ultrapure dialysate

•	Hospitals and Other Healthcare Facilities: Removal of infectious agents in drinking and bathing water, particularly in high risk patient areas

•	Military: Highly compact, individual water treatment devices used by soldiers to produce safe drinking water in the field

•	Dialysis Centers - Blood: Clearance of toxins from blood using an alternative method to HD in patients with chronic renal failure

We have designed our ultrafilters as either in-line products, filters that are incorporated into the existing plumbing of healthcare facilities, or point-of-use products, filters that can be easily installed onto a faucet or as a replacement shower head or can be used stand-alone to purify small quantities of water immediately prior to use.

Our Target Markets

Dialysis Centers - Water/Bicarbonate. To perform hemodialysis, all dialysis clinics have dedicated water purification systems to produce pure water and bicarbonate. Water and bicarbonate are essential ingredients for making dialysate, the liquid that removes waste material from the blood. Within the U.S., there are approximately 5,700 clinics with 100,000 dialysis machines providing over 50 million dialysis treatments to 370,000 patients annually.

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

We believe that our ultrafilters are attractive to dialysis centers because they exceed currently approved and newly proposed standards for water/bicarbonate purity, assist in achieving those standards and help dialysis centers reduce costs associated with the amount of EPO required to treat a patient. Our in-line filters are easily installed into the fluid circuits supplying water and bicarbonate just prior to entering each dialysis machine.

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

The plastic casing of our hospital ultrafilters contains BACTiglasTM. BACTiglasTM releases silver ions at the surface of the plastic casing such that they are imparted to anything that touches it. Silver ions (through chemical bonding with amino acids) result in the killing of the bacteria that remains on the surface of the plastic. This enables our hospital ultrafilters to be bactericidal to any touch contamination or any growth on the surface of the plastic in addition to their water treatment effect.

In March 2012 we filed an application with the General Services Administration (GSA) for listing on a GSA schedule. The GSA is an independent agency of the U.S. Government that establishes long term Government wide contracts (GSA Schedules) that allow Federal employees to acquire products directly from suppliers, like Nephros, at pre-agreed pricing and terms. On March 27, 2013, we received notification from the GSA that our Dual Stage Ultrafilter (“DSU”) and SafeSpout have been added to a GSA Schedule and we can enter our products onto the GSA Advantage!® website. GSA Advantage!® is the U.S. Governments premier on-line shopping system. Both the DSU and the SafeSpout are now available through GSA Advantage!®.

Military. The military is heavily reliant on the use of bottled water to support its soldiers in the field. Bottled water is not always available, is very costly to move, resource intensive, and prone to constant supply disruptions. Soldiers conducting operations in isolated and rugged terrain must be able to use available local water sources when unable to resupply from bulk drinking water sources or bottled water. Therefore, the soldier needs the capability to purify water from indigenous water sources in the absence of available potable water. Soldiers must have the ability to remove microbiological contaminants in the water to Environmental Protection Agency specified levels; thereby reducing the effects of acute debilitating illnesses.

We offer our individual water purification device (IWPD), which allows a soldier in the field to derive biologically safe water from any fresh water source. Our IWPD is available in both in-line and point-of-use configurations. Our IWPD is one of the few portable filters that has been validated by the military to meet the NSF Protocol P248 standard. It has also been approved by U.S. Army Public Health Command (USAPHC) and U.S. Army Test and Evaluation Command (ATEC) for deployment. To date, we have received purchase orders for approximately 2,000 IWPDs from individual units of the U.S. armed forces.

In January 2013, the U.S. Army issued a request for proposal (RFP) relating to an IWPD, Nephros submitted its response to this RFP on February 25, 2013. On March 29, 2013, we received notification from the U.S. Army that the Government has completed the initial evaluation of our proposal and found Nephros to be within the competitive range to commence negotiations. We also received a request for 180 of our IWPD to be used as test assets during the Limited User Evaluation phase of the source selection. The U.S. Army may award several, one or no contracts as a result of this solicitation. The maximum quantity of all contracts combined is not to exceed 450,000 units or $45,000,000 over a 3 year period. The RFP evaluation period may take up to 6 months before an award is made, if at all.

Dialysis Centers - Blood. The current standard of care in the U.S. for patients with chronic renal failure is HD, a process in which toxins are cleared via diffusion. Patients typically receive HD treatment at least 3 times weekly for 3-4 hours per treatment. HD is most effective in removing smaller, easily diffusible toxins. For patients with acute renal failure, the current standard of care in the U.S. is hemofiltration (HF), a process where toxins are cleared via convection. HF offers a much better removal of larger sized toxins when compared to HD. However, HF treatment is performed on a daily basis, and typically takes 12-24 hours.

Hemodiafiltration (HDF) is an alternative dialysis modality that combines the benefits of HD and HF into a single therapy by clearing toxins using both diffusion and convection. Though not widely used in the U.S., HDF is much more prevalent in Europe and is performed in approximately 16% of patients. Clinical experience and literature show the following multiple clinical and patient benefits of HDF:

•	Enhanced clearance of middle and large molecular weight toxins
•	Improved survival - up to a 35% reduction in mortality risk
•	Reduction in the occurrence of dialysis-related amyloidosis
•	Reduction in inflammation
•	Reduction in medication such as EPO and phosphate binders
•	Improved patient quality of life
•	Reduction in number of hospitalizations and overall length of stay

However, like HF, HDF can be resource intensive and can require a significant amount of time to deliver one course of treatment.

We have developed a modified approach to HDF which is more patient-friendly, less resource-intensive, and can be used in conjunction with current HD machines. We refer to our approach as an online mid-dilution hemodiafiltration (mid-HDF) system and it consists of our OLpūr H2H Module and OLpūr MD 220 Hemodiafilter. On April 30, 2012, we announced that we received clearance from the U.S. Food and Drug Administration to market the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States. Like HD, online mid-HDF treatment is given to patients at least 3 times weekly for 3-4 hours per treatment. Our mid-HDF system is the only HDF system of its kind to be cleared by the FDA to date.

We are currently preparing our OLpūr H2H Modules and manufacturing our OLpūr MD220 Hemodiafilters in readiness for market release. We expect to place a mid-HDF system in a U.S. dialysis clinic in Q2. We have not begun to broadly market our mid-HDF system and plan to seek a commercialization partner in the U.S.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of investments and share-based compensation expense. As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s condensed consolidated interim financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q.

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

Total net revenues for the three months ended March 31, 2013 were approximately $521,000 compared to approximately $533,000 for the three months ended March 31, 2012.  Total net revenues decreased approximately $12,000, or 2% mainly as a result of decreases of approximately $117,000 related to the Office of Naval Research (“ONR”) contract which ended as of March 31, 2012. This was partially offset by a 42% increase of water filter sales which increased from approximately $243,000 in 2012 to $345,000 in 2013 and approximately $1,000 of licensing revenue related to the Bellco license agreement.

Cost of Goods Sold

Cost of goods sold was approximately $196,000 for the three months ended March 31, 2013 compared to approximately $222,000 for the three months ended March 31, 2012. The decrease of approximately $26,000 or 12% during the three months ended March 31, 2013 compared to the same period in 2012 is primarily due to the reduction of related to the ONR contract of approximately $62,000. The ONR contract ended as of March 31, 2012. This was partially offset by increased cost of goods sold of approximately $36,000 related to increased water filter sales for the three months ended March 31, 2013 compared to the same period in 2012.

Research and Development

Research and development expenses were approximately $223,000 and $145,000 respectively, for the three months ended March 31, 2013 and March 31, 2012. This increase of approximately $78,000, or 54%, is primarily due to an increase in research and development personnel related costs of approximately $32,000 and an increase in research and development materials and other project costs of approximately $46,000 during the three months ended March 31, 2013 compared to the same period in 2012. The increase in personnel costs is not due to an increase in headcount but rather due to the ONR contract having ended as of March 31, 2012. Time spent on the ONR contract in 2012 was reclassified to Cost of Goods Sold from Research and Development expenses. Since the contract ceased as of March 31, 2012, all of the personnel costs are included in Research and Development expenses in 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $55,000 for the three months ended March 31, 2013 compared to approximately $2,000 for the three months ended March 31, 2012. The increase of approximately $53,000 is due to amortization related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A (“License and Supply Agreement”) which began on April 23, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,259,000 for the three months ended March 31, 2013 compared to approximately $720,000 for the three months ended March 31, 2012, an increase of approximately $539,000 or 75%. The increase is primarily due to increases in personnel costs of approximately $233,000, approximately $204,000 related to fees incurred as a result of the issuance of a $1.3 million senior secured note (“Senior Secured Note”) to Lambda Investors LLC, an increase in legal fees of approximately $50,000, an increase in travel related expenses of approximately $45,000 and an increase in other expenses of approximately $7,000 during the three months ended March 31, 2013 compared to the same period in 2012.

Interest Income

There was no interest income for the three months ended March 31, 2013 compared with $1,000 for the three months ended March 31, 2012.

Interest Expense

Interest expense was approximately $24,000 for the three months ended March 31, 2013 and related primarily to accrued interest recognized as a result of the Senior Secured Note outstanding as of March 31, 2013. We had no interest expense for the three months ended March 31, 2012.

Gain on Sale of Equipment

A gain of approximately $2,000 was recognized for the three months ended March 31, 2013 related to the sale of fully depreciated equipment.

Other Expense

Other expense in the amount of approximately $8,000 for the three months ended March 31, 2013 was due to foreign currency losses on invoices paid to an international suppler. This compared to foreign currency losses arising of $2,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2013, we had an accumulated deficit of approximately $98,772,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue and the March 2011 rights offerings and concurrent private placement.

Our future liquidity sources and requirements will depend on many factors, including:

•	the availability of additional financing, through the April 2013 rights offering or other sales of equity securities or otherwise, on commercially reasonable terms or at all;

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

•	the continued progress in and the costs of clinical studies and other research and development programs;

•	the costs involved in filing and enforcing patent claims and the status of competitive products; and

•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

•	for the marketing and sales of our water-filtration products;

•	to pursue business development opportunities with respect to our chronic renal treatment system; and

•	for working capital purposes.

At March 31, 2013, we had cash and cash equivalents totaling approximately $243,000 and tangible assets of approximately $681,000. Tangible assets consist of total assets of approximately $2,737,000, reduced by other intangible assets (related to the Medica License and Supply Agreement) of approximately $2,056,000.

On June 27, 2011, we entered into a License Agreement with Bellco S.r.l., as licensee (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of Nephros’ patented mid-dilution dialysis filters. This Agreement provides us with payments of €500,000, €750,000, and €600,000 on July 1, 2011, January 15, 2012 and January 15, 2013, respectively. All payments have been received.   Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay to Nephros a royalty based on the number of units of Products sold in the Territory as follows: for the first 103,000 units sold,  €4.50 per unit; thereafter, €4.00 per unit.  Anticipated payments from this License Agreement will be a positive source of cash flow to our Company.

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

Net cash used in operating activities was approximately $1,133,000 for the three months ended March 31, 2013 (“2013 period”) compared to net cash provided by operating activities of approximately $425,000 for the three months ended March 31, 2012 (“2012 period”). The most significant items contributing to this increase of approximately $1,558,000 in cash used by operating activities during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 are highlighted below:

•	during the 2013 period, our net loss increased by approximately $685,000;

•	during the 2012 period, net cash provided by operating activities increased as a result of other assets decreasing by approximately $778,000 for which there was no comparable activity during the 2013 period;

•	during the 2013 period, our license and supply fee payable decreased by approximately $815,000;

•	our accounts payable and accrued expenses decreased by approximately $31,000 in aggregate in the 2013 period compared to an increase of approximately $162,000 in the aggregate in the 2012 period;

Offsetting the above changes are the following items:

•	our accounts receivable decreased by approximately $797,000 during the 2013 period compared to a decrease of approximately $162,000 during the 2012 period;

•	our inventory decreased by approximately $117,000 during the 2013 period compared to a decrease of approximately $7,000 during the 2012 period;

•	amortization expense related to asset associated with the License and Supply Agreement was approximately $53,000 for the 2013 period;

•	noncash interest expense was approximately $24,000 for the 2013 period;

•	during the 2013 period, our stock-based compensation expense increased by approximately $51,000;

•	our prepaid expenses and other current assets decreased by approximately $13,000 in the 2013 period compared to an increase of approximately $16,000 in the 2012 period.

Cash provided by investing activities of approximately $2,000 for the three months ended March 31, 2013 resulted from proceeds from the sale of fully depreciated equipment.

Net cash provided by financing activities for the three months ended March 31, 2013 of $1,330,000 resulted from gross proceeds of $1,300,000 related to the issuance of a Senior Secured Note and approximately $30,000 of proceeds resulting from the exercise of warrants.

Forward-Looking Statements

This report contains certain “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three month periods ended March 31, 2013 and 2012.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting, that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

PART II -   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 6. Exhibits

EXHIBIT INDEX

10.1	Senior Secured Note, dated February 4, 2013, issued to Lambda Investors LLC. (1)

10.2	Registration Rights Agreement, dated February 4, 2013, by and between Nephros, Inc. and Lambda Investors LLC. (2)

10.3	Security Agreement, dated as of February 4, 2013, by and between Nephros, Inc. and Lambda Investors LLC. (3)

10.4	Intellectual Property Security Agreement, dated as of February 4, 2013, made by Nephros, Inc. and Lambda Investors LLC. (4)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

(1)         Incorporated by reference to Exhibit 10.67 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036) filed with the Securities and Exchange Commission on March 4, 2013.

(2)         Incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036) filed with the Securities and Exchange Commission on March 4, 2013.

(3)         Incorporated by reference to Exhibit 10.69 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036) filed with the Securities and Exchange Commission on March 4, 2013.

(4)         Incorporated by reference to Exhibit 10.70 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036) filed with the Securities and Exchange Commission on March 4, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: May 8, 2013	By:	/s/ John C. Houghton
	Name:	John C. Houghton
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ Gerald J. Kochanski
	Name:	Gerald J. Kochanski
Chief Financial Officer (Principal Financial and Accounting Officer)

