Form 10-Q
period 2013-06-30
NEPHROS INC
filed 2013-08-13
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 7, 2013, 17,985,330 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$298	$47
Accounts receivable	355	935
Inventory, less allowances of $276 at June 30, 2013 and $269 at December 31, 2012	147	312
Prepaid expenses and other current assets	70	109
Total current assets	870	1,403
Property and equipment, net	12	16
Other assets, net of accumulated amortization	2,000	2,109
Total assets	$2,882	$3,528
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$786	$1,070
License and supply agreement fee payable	-	1,318
Accrued expenses	200	321
Deferred revenue, current portion	703	707
Total current liabilities	1,689	3,416
Long-term portion of deferred revenue	352	707
Total liabilities	2,041	4,123

Commitments and Contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2013 and December 31, 2012; no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at June 30, 2013 and December 31, 2012; 17,984,170 and 11,949,824 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	18	12
Additional paid-in capital	100,191	96,847
Accumulated other comprehensive income	74	76
Accumulated deficit	(99,442)	(97,530)
Total stockholders’ equity (deficit)	841	(595)
Total liabilities and stockholders’ equity (deficit)	$2,882	$3,528

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Product revenues	$391	$132	$737	$492
License revenues	184	170	359	343
Total net revenues	575	302	1,096	835
Cost of goods sold	226	35	421	257
Gross margin	349	267	675	578
Operating expenses:
Research and development	259	199	483	344
Depreciation and amortization	58	42	114	44
Selling, general and administrative	660	838	1,918	1,558
Total operating expenses	977	1,079	2,515	1,946
Loss from operations	(628)	(812)	(1,840)	(1,368)
Interest income	-	1	-	2
Interest expense	(24)	-	(47)	-
Gain on sale of equipment	-	-	2	-
Other income (expense)	(19)	57	(27)	55
Net loss	(671)	(754)	(1,912)	(1,311)
Other comprehensive income (loss), foreign currency translation adjustments	(2)	(54)	(2)	(10)
Total comprehensive loss	(673)	(808)	(1,914)	(1,321)
Net loss per common share, basic and diluted	$(0.05)	$(0.07)	$(0.14)	$(0.12)

Weighted average common shares outstanding, basic and diluted	14,556,050	10,967,245	13,289,703	10,765,553

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2012	11,949,824	$12	$96,847	$76	$(97,530)	$(595)

Net loss					(1,912)	(1,912)
Net unrealized losses on foreign currency translation				(2)		(2)
Shareholder rights offering, net	5,000,000	5	2,766			2,771
Issuance of restricted stock	264,770
Exercise of warrants	769,576	1	239			240

Noncash stock-based compensation			325			325
Warrant modification			14			14
Balance, June 30, 2013	17,984,170	$18	$100,191	$74	$(99,442)	$841

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(1,912)	$(1,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	5	5
Amortization of other assets	109	39
Noncash stock-based compensation, including stock options and restricted stock	248	168
Noncash warrant inducement	14	-
Gain/(loss) on foreign currency transactions	3	(4)
Gain on sale of equipment	(2)	-
(Increase) decrease in operating assets:
Accounts receivable	577	1,014
Inventory	166	(21)
Prepaid expenses and other current assets	37	23
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(330)	58
License and supply agreement fee payable	(1,318)	-
Deferred revenue	(359)	(343)
Net cash used in operating activities	(2,762)	(372)
Investing activities:
Purchase of property and equipment		(7)
Proceeds from sale of equipment	2	-
Purchase of intangible assets	-	(659)
Net cash provided by (used in) investing activities	2	(666)
Financing activities:
Proceeds from exercise of warrants	239	356
Proceeds from issuance of Senior Secured Note	1,300	-
Proceeds from issuance of common stock, net of equity issuance costs of $229	2,771	-
Payment of Senior Secured Note	(1,300)	-
Net cash provided by financing activities	3,010	356
Effect of exchange rates on cash and cash equivalents	1	-
Net increase (decrease) in cash	251	(682)
Cash, beginning of period	47	1,669
Cash, end of period	$298	$987
Supplemental disclosure of cash flow information
Cash paid for taxes	$2	$15
Restricted stock issued to settle liability	$77	$-
Payable related to license and supply agreement	$-	$1,238
Receivable related to license agreement	$-	$755
Fair value of stock options granted to Medica	$-	$273

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

The Company has incurred significant losses in operations in each quarter since inception. For the six months ended June 30, 2013 and 2012, the Company has incurred net losses of $1,912,000 and $1,311,000, respectively. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

On February 4, 2013, the Company issued a senior secured note (“Senior Secured Note”) to Lambda Investors LLC in the principal amount of $1.3 million. The note bore interest at the rate of 12% per annum and was to mature on August 4, 2013, at which time all principal and accrued interest would be due. However, the Company agreed to prepay, without penalty, amounts due under the note, including accrued interest, with the cash proceeds from a rights offering prior to the maturity date. The note was secured by a first priority lien on all of the Company’s property, including its intellectual property. In addition, the Company agreed to extend by one year the expiration date of all of Lambda’s outstanding warrants.

On March 4, 2013, the Company filed a Registration Statement on Form S-1 in connection with a $3 million rights offering (the “Rights Offering”). On April 17, 2013, the Company’s Registration Statement on Form S-1 related to the Rights Offering was declared effective by the SEC.

The Rights Offering commenced on April 17, 2013 and expired on May 17, 2013. All of the Company’s stockholders and warrant holders were eligible to participate in the Rights Offering on a pro rata basis based upon their proportionate ownership of the Company’s common stock on a fully-diluted basis. Pursuant to the Rights Offering, the Company distributed to holders of its common stock and/or warrants one non-transferable subscription right for each share of common stock, and each share of common stock underlying a warrant, held as of April 4, 2013. Each right entitled the holder to purchase 0.18776 of a share of the Company’s common stock at a subscription price of $0.60 per share. The Company rounded up any fractional shares to the nearest whole share.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation and Going Concern (continued)

On May 22, 2013 the Company completed its Rights Offering which resulted in gross proceeds of $3.0 million. The aggregate net proceeds were approximately $1.4 million, after deducting the repayment of the $1.3 million Senior Secured Note, plus $46,800 of accrued interest thereon, issued to Lambda Investors, LLC, the payment of an 8% sourcing/transaction fee ($104,000) in respect of the Senior Secured Note and an aggregate of $100,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the Senior Secured Note and the Rights Offering.

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

2.  Concentration of Credit Risk

For the six months ended June 30, 2013 and 2012, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2013	2012
A	33%	41%
B	29%	16%
C	24%	9%
D	2%	14%

As of June 30, 2013 and December 31, 2012, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2013	2012
A	40%	3%
B	46%	0%
C	0%	85%

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

Deferred revenue on the accompanying June 30, 2013 condensed consolidated balance sheet is approximately $1,055,000 and is related to the License Agreement with Bellco (see Note 10) which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $1,404,000 of revenue related to this license agreement to date and approximately $359,000 for the six months ended June 30, 2013. The Company amortizes the deferred revenue monthly over the expected obligation period which ends on December 31, 2014. This will result in expected recognized revenue of approximately $352,000 for the remaining six month period ending December 31, 2013 and $703,000 for the year ended December 31, 2014.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

4.  Stock-Based Compensation

Stock Options

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

Gerald J. Kochanski, Chief Financial Officer, Treasurer and Corporate Secretary of Nephros, Inc., resigned effective June 15, 2013. The Company agreed, in consideration of Mr. Kochanski providing certain consulting services to the Company, to extend the exercise period of his outstanding vested stock options from September 15, 2013 to March 14, 2014. This modification did not result in any additional compensation expense to be recognized during the three months ended June 30, 2013.

The fair value of stock option awards is estimated using a Black-Scholes option pricing model.  The fair value of stock-based awards is amortized over the vesting period of the award using the straight-line method.

The Company granted 176,875 stock options during the six months ended June 30, 2013 to employees, non-employees, directors and consultants. These stock options vest over a three-year or four-year period and will be expensed over the applicable vesting period. The fair value of all stock-based awards granted during the six months ended June 30, 2013, excluding those forfeited below, was approximately $96,000.

As a result of Mr. Kochanski’s resignation, 90,945 stock options that were granted to him were forfeited on June 15, 2013.   Of these 90,945 stock options, 25,000 were granted during the six month period ended June 30, 2013.

The following assumptions were used for options granted for the six months ended June 30, 2013:

Assumptions for Option Grants	Six Months Ended June 30, 2013
Risk-free interest rate	1.09-1.22%
Volatility	127.46 – 131.79%
Expected dividend yield	0%
Expected term	5.75 – 6.25 yrs

The Company calculates expected volatility for a stock-based grant based on historic monthly stock price observations of common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The Company also estimates future forfeitures, using historical employee behaviors related to forfeitures, as a part of the estimate of expense as of the grant date. With respect to grants of options, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant.

Stock-based compensation expense was approximately $206,000 and $168,000 for the six months ended June 30, 2013 and 2012, respectively.  For the six months ended June 30, 2013, approximately $190,000 and approximately $16,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations. For six months ended June 30, 2012, approximately $154,000 and approximately $14,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the six months ended June 30, 2013 and 2012, as the Company is in a net operating loss position. As of June 30, 2013, there was approximately $926,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.7 years.  The unrecognized compensation disclosed above does not include the effect of future grants of equity compensation, if any.  Of the total $926,000, the Company expects to recognize approximately 20% in the remaining interim periods of 2013, approximately 36% in 2014, approximately 34% in 2015, approximately 9% in 2016 and approximately 1% in 2017.

Restricted Stock

On May 23, 2013, the Company issued 310,699 shares of restricted stock as compensation for the services of certain employees and non-employee directors. Included in the 310,699 shares of restricted stock were 45,929 shares granted to Mr. Kochanski. As a result of

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Mr. Kochanski’s resignation, these shares of restricted stock were forfeited on June 15, 2013.

The grant date fair value of the outstanding restricted stock awards, excluding those forfeited above, was approximately $188,000 and was based on the fair value of the common stock on the date of grant, and compensation expense is recognized ratably as the restrictions lapse which varies from three to six months.

Total stock-based compensation expense for the restricted stock grant was approximately $119,000 for the six months ended June 30, 2013. For the six months ended June 30, 2013, approximately $22,000 and approximately $20,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations. The remaining expense related to the restricted stock awards issued to non-employee directors of approximately $77,400 was recorded to offset accrued director’s fees that were incurred prior to December 31, 2012. Any additional stock-based compensation related to non-employee directors will be recorded to stock-based compensation expense. As of June 30, 2013, there was approximately $69,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next five months.

5.  Warrants

In connection with the Rights Offering, the Company temporarily reduced the exercise price for its warrants issued in March 2011 from $0.40 per share to $0.30 per share. The Company determined that this inducement was a modification of equity instruments and, therefore, an incremental fair value of the inducement was determined using the Black-Scholes option pricing model.

During the period that the Rights Offering was open, warrant holders exercised 14,879,708 warrants, issued in March 2011, for 687,793 shares of common stock, resulting in gross proceeds of approximately $206,000 to the Company. The incremental fair value of the inducement recorded in the three months ended June 30, 2013 was approximately $14,000.

Additionally, during the six months ended June 30, 2013, 1,769,369 warrants were exercised outside the period that the Rights Offering was open, resulting in proceeds of approximately $33,000 and the issuance of 81,783 shares of the Company’s common stock.

6.   Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as foreign currency translation adjustments. For the six months ended June 30, 2013 and 2012, the comprehensive loss was approximately $1,914,000 and $1,321,000, respectively.

 7.   Loss per Common Share

In accordance with ASC 260-10, net loss per common share amounts (“basic EPS”) are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) is generally computed by reflecting potential dilution from conversion of convertible securities, the exercise of stock options and warrants and any outstanding shares of unvested restricted stock.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Six Months Ended June 30,
	2013	2012
Shares underlying warrants outstanding	13,910,395	15,570,118
Shares underlying options outstanding	2,380,644	1,963,164
Unvested restricted stock	264,770	-

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

8.   Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s condensed consolidated interim financial statements.

9.   Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of June 30, 2013 and December 31, 2012 was approximately as follows:

	Unaudited	Audited
	June 30, 2013	December 31, 2012
Total Gross Inventory, Finished Goods	$423,000	$581,000
Less: Inventory reserve	(276,000)	(269,000)
Total Inventory	$147,000	$312,000

10.  Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend in the near future, to manufacture any of its products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon the Company’s written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

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

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €300,000, €500,000 and €750,000 for the years 2012, 2013 and 2014, respectively. For the six months ended June 30, 2013, the Company’s aggregate purchase commitments totaled approximately €417,000. For calendar years thereafter, annual minimum amounts will be mutually agreed upon between Medica and the Company.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As consideration for the license and other rights granted to the Company, the Company is required to pay Medica installment payments of €500,000 and €1,000,000 on April 23, 2012 and January 25, 2013, respectively. As of June 30, 2013, all payments due have been paid to Medica. The final payment of €400,000 was made on May 23, 2013. As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 4, Stock-Based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the condensed consolidated interim balance sheet as of June 30, 2013 is approximately $2,000,000, net of $251,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $109,000 has been charged to amortization expense for the six months ended June 30, 2013 on the condensed consolidated interim statement of operations and comprehensive loss. Approximately $105,000 of amortization expense will be recognized in the remainder of the year ended December 31, 2013 and approximately $210,000 will be recognized in each of the years ended 2014 and 2015, respectively. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

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

In March 2012 we filed an application with the General Services Administration (GSA) for listing on a GSA schedule. The GSA is an independent agency of the U.S. Government that establishes long term Government wide contracts (GSA Schedules) that allow Federal employees to acquire products directly from suppliers, like Nephros, at pre-agreed pricing and terms. On March 27, 2013, we received notification from the GSA that our Dual Stage Ultrafilter (“DSU”) and SafeSpout have been added to a GSA Schedule and we can enter our products onto the GSA Advantage! ® website. On July 29, 2013, we received notification from the GSA that our Single Stage Ultrafilter (SSU), SafeShower Hand Held and Fixed Head and our UF-40 and UF-30 Individual Water Purifiers have also been added to the GSA Schedule. GSA Advantage! ® is the U.S. Governments premier on-line shopping system.

In July 2013, our products successfully won bid awards with three Veterans Affairs Medical Centers’ (VAMC) for point of use filtration.

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

On May 28, 2013 and June 7, 2013, we signed distributor agreements with W.S. Darley & Company and Source One Distribution Inc. respectively to assist with our distribution to the U.S. Military.

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

We are currently preparing our OLpūr H2H Modules and manufacturing our OLpūr MD220 Hemodiafilters in readiness for market release. We expect to place a mid-HDF system in a U.S. dialysis clinic in Q3. We have not begun to broadly market our mid-HDF system and plan to seek a commercialization partner in the U.S.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

Total net revenues for the three months ended June 30, 2013 were approximately $575,000 compared to approximately $302,000 for the three months ended June 30, 2012.  Total net revenues increased approximately $273,000, or 90%, mainly as a result of increases of (i) approximately $259,000 of water filter sales which increased from approximately $132,000 in 2012 to $391,000 in 2013, an increase of 196%, and (ii) approximately $14,000 as a result of increased licensing revenue related to the Bellco license agreement.

Cost of Goods Sold

Cost of goods sold was approximately $226,000 for the three months ended June 30, 2013 compared to approximately $35,000 for the three months ended June 30, 2012. The increase of approximately $191,000 or 546% during the three months ended June 30, 2013 compared to the same period in 2012 is primarily due to the increased water and filter sales for the three months ended June 30, 2013 compared to the same period in 2012.

Research and Development

Research and development expenses were approximately $259,000 and $199,000 respectively, for the three months ended June 30, 2013 and June 30, 2012. This increase of approximately $60,000, or 30%, is primarily due to an increase in research and development personnel related costs of approximately $20,000 and an increase in research and machine development expenses and other project costs of approximately $84,000 during the three months ended June 30, 2013 compared to the same period in 2012. This was partially offset by a reduction in military materials of approximately $44,000 coinciding with the Office of Naval Research (“ONR”) contract which concluded in March 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $58,000 for the three months ended June 30, 2013 compared to approximately $42,000 for the three months ended June 30, 2012. The increase of approximately $16,000 is due to amortization related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A (“License and Supply Agreement”) which began on April 23, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $660,000 for the three months ended June 30, 2013 compared to approximately $838,000 for the three months ended June 30, 2012, a decrease of approximately $178,000 or 21%. The decrease is primarily due to legal, accounting and professional services fees of approximately $229,000 incurred during the three months ended June 30, 2013 which related primarily to the Rights Offering and therefore, are recorded in equity during the three months ended June 30, 2013. The decrease is partially offset by an increase in personnel costs and other costs of approximately $51,000.

Interest Income

There was no interest income for the three months ended June 30, 2013 compared with $1,000 for the three months ended June 30, 2012.

Interest Expense

Interest expense was approximately $24,000 for the three months ended June 30, 2013 and related primarily to accrued interest recognized as a result of the Senior Secured Note. We had no interest expense for the three months ended June 30, 2012.

Other Income (Expense)

Other expense in the amount of approximately $19,000 for the three months ended June 30, 2013 was due to approximately $14,000 related to warrant inducement expense and approximately $6,000 of foreign currency losses on invoices paid to an international suppler. These expenses were partially offset by approximately $1,000 of other income. Other income in the amount of approximately $57,000 for the three months ended June 30, 2012 was comprised of approximately $18,000 of write-offs of old vendor invoices which are no longer due and approximately $39,000 of foreign currency gain on invoices paid to and due to an international supplier.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

Total net revenues for the six months ended June 30, 2013 were approximately $1,096,000 compared to approximately $835,000 for the six months ended June 30, 2012.  Total net revenues increased approximately $261,000, or 31%, mainly as a result of an increase of approximately $360,000 in water filter sales which increased from approximately $375,000 in 2012 to $735,000 in 2013, an increase of 96%. The increase in water filter sales is partially offset by a reduction in revenue of approximately $117,000 as a result of the ONR contract ending in March 2012. In addition, licensing revenues related to the Bellco license agreement were approximately $359,000 for the six months ended June 30, 2013, an increase of $16,000, compared to $343,000 for the six months ended June 30, 2012.

Cost of Goods Sold

Cost of goods sold was approximately $421,000 for the six months ended June 30, 2013 compared to approximately $257,000 for the six months ended June 30, 2012. The increase of approximately $164,000 or 64% during the six months ended June 30, 2013 compared to the same period in 2012 is primarily due to the increase of $216,000 in cost of water filter sales for the six months ended June 30, 2013 compared to the same period in 2012. This increase was partially offset by a reduction in cost of sales related to the ONR contract of approximately $52,000. The ONR contract ended as of March 31, 2012.

Research and Development

Research and development expenses were approximately $483,000 and $344,000 for the six months ended June 30, 2013 and June 30, 2012, respectively. This increase of approximately $139,000, or 40%, is primarily due to an increase in machine research and development costs of approximately $106,000, research and development personnel related costs of approximately $52,000 partially offset by a reduction in research and development materials and other project costs of approximately $19,000 during the six months ended June 30, 2013 compared to the same period in 2012. The increase in personnel costs is not due to an increase in headcount but rather due to the ONR contract having ended as of March 31, 2012. Time spent on the ONR contract in 2012 was reclassified to Cost of Goods Sold from Research and Development expenses. Since the contract ceased as of March 31, 2012, all of the personnel costs are included in Research and Development expenses in 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $114,000 for the six months ended June 30, 2013 compared to approximately $44,000 for the six months ended June 30, 2012. The increase of approximately $70,000 is due to amortization related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A (“License and Supply Agreement”) which began on April 23, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,918,000 for the six months ended June 30, 2013 compared to approximately $1,558,000 for the six months ended June 30, 2012, an increase of approximately $360,000 or 23%. The increase is primarily due to increases in personnel costs of approximately $276,000, approximately $204,000 related to fees incurred as a result of the issuance of a $1.3 million senior secured note (“Senior Secured Note”) to Lambda Investors LLC and increases in travel and other related expenses of approximately $109,000. These increases were partially offset by a decrease in legal, accounting and professional services fees of approximately $229,000 incurred during the six months ended June 30, 2013 which related primarily to the Rights Offering and therefore, are recorded in equity during the six months ended June 30, 2013.

Interest Income

There was no interest income for the six months ended June 30, 2013 compared with $2,000 for the six months ended June 30, 2012.

Interest Expense

Interest expense was approximately $47,000 for the six months ended June 30, 2013 and related primarily to interest recognized as a result of the Senior Secured Note. We had no interest expense for the six months ended June 30, 2012.

Gain on Sale of Equipment

A gain of approximately $2,000 was recognized for the six months ended June 30, 2013 related to the sale of fully depreciated equipment.

Other Income (Expense)

Other expense in the amount of approximately $27,000 for the six months ended June 30, 2013 was due to approximately $14,000 related to warrant inducement expense and approximately $14,000 of foreign currency losses on invoices paid to an international suppler. These expenses were partially offset by approximately $1,000 of other income. Other income in the amount of approximately $55,000 for the six months ended June 30, 2012 was comprised of approximately $18,000 of write-offs of old vendor invoices which are no longer due and approximately $37,000 of foreign currency gain on invoices paid to and due to an international supplier.

Liquidity and Capital Resources

At June 30, 2013, we had an accumulated deficit of approximately $99,442,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, the March 2011 rights offering and concurrent private placement, and the April 2013 rights offering.

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

At June 30, 2013, we had cash and cash equivalents totaling approximately $298,000 and tangible assets of approximately $882,000. Tangible assets consist of total assets of approximately $2,882,000, reduced by other intangible assets (related to the Medica License and Supply Agreement) of approximately $2,000,000.

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

Net cash used in operating activities was approximately $2,762,000 for the six months ended June 30, 2013 (“2013 period”) compared to net cash used in operating activities of approximately $143,000 for the six months ended June 30, 2012 (“2012 period”). The most significant items contributing to this increase of approximately $2,619,000 in cash used in operating activities during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 are highlighted below:

•	during the 2013 period, our net loss increased by approximately $601,000;

•	during the 2013 period, our license and supply agreement fee payable decreased by approximately $1,318,000;

•	our accounts receivable decreased by approximately $577,000 during the 2013 period compared to a decrease of approximately $1,014,000 during the 2012 period;

•	our accounts payable and accrued expenses decreased by approximately $330,000 in aggregate in the 2013 period compared to an increase of approximately $58,000 in the aggregate in the 2012 period;

Partially offsetting the above changes are the following items:

•	our inventory decreased by approximately $166,000 during the 2013 period compared to an increase of approximately $21,000 during the 2012 period;

•	amortization expense related to assets associated with the License and Supply Agreement was approximately $109,000 for the 2013 period, an increase of $70,000 compared to the 2012 period;

•	during the 2013 period, our stock-based compensation expense increased by approximately $80,000;

•	our prepaid expenses and other current assets decreased by approximately $37,000 in the 2013 period compared to a decrease of approximately $23,000 in the 2012 period.

Net cash provided by investing activities of approximately $2,000 for the six months ended June 30, 2013 resulted from proceeds from the sale of fully depreciated equipment. Net cash used in investing activities for the six months ended June 30, 2012 was approximately $666,000 due to $7,000 used for the purchase of equipment and $659,000 for the purchase of intangible assets associated with the Medica License and Supply Agreement.

Net cash provided by financing activities for the six months ended June 30, 2013 of $3,010,000, net of equity issuance costs of approximately $229,000, resulted primarily from gross proceeds of $3.0 million related to the issuance of common stock related to the Rights Offering, proceeds from the issuance of the Senior Secured Note of $1.3 million and approximately $239,000 of proceeds resulting from the exercise of warrants. Net cash provided by financing activities was partially offset by the repayment of the $1.3 million Senior Secured Note. Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $356,000 resulting from the exercise of warrants.

Forward-Looking Statements

This report contains certain “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

•	we may not be able to continue as a going concern;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not have sufficient capital to successfully implement our business plan;

•	we may not be able to effectively market our products;

•	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

•	we may encounter problems with our suppliers and manufacturers;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

•	we may not be able to achieve sales growth in key geographic markets.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the six month periods ended June 30, 2013 and 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Exchange Act is accumulated and communicated to management in a timely manner. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected. At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, regarding the effectiveness of  our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting, that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

PART II -   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 5. Other Information

In connection with the resignation of Gerald J. Kochanski as the Company’s Chief Financial Officer, on August 9, 2013, the Board of Directors of the Company appointed John C. Houghton, President and Chief Executive Officer, to also serve as the Company’s Acting Chief Financial Officer and Principal Financial and Accounting Officer.

Item 6. Exhibits

EXHIBIT INDEX

10.1	First Amendment to Registration Rights Agreement dated as of May 23, 2013 by and between Nephros, Inc. and Lambda Investors LLC.

10.2	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan dated June 14, 2013.

31.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 13, 2013	By:	/s/ John C. Houghton
	Name:	John C. Houghton
	Title:	President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

