Form 10-Q
period 2013-09-30
NEPHROS INC
filed 2013-11-14
CIK 1196298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
OR

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

As of November 7,  2013, 18,034,632 shares of issuer’s common stock, with $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)	(Audited)
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$168	$47
Accounts receivable	104	935
Inventory, less allowances of $274 at September 30, 2013 and $269 at December 31, 2012	291	312
Prepaid expenses and other current assets	37	109
Total current assets	600	1,403
Property and equipment, net	9	16
Other assets, net of accumulated amortization	1,947	2,109
Total assets	$2,556	$3,528
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,065	$1,070
License and supply agreement fee payable	-	1,318
Accrued expenses	183	321
Deferred revenue, current portion	702	707
Total current liabilities	1,950	3,416
Long-term portion of deferred revenue	176	707
Total liabilities	2,126	4,123

Commitments and Contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2013 and December 31, 2012; no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at September 30, 2013 and December 31, 2012; 18,034,632 and 11,949,824 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	18	12
Additional paid-in capital	100,391	96,847
Accumulated other comprehensive income	74	76
Accumulated deficit	(100,053)	(97,530)
Total stockholders’ equity (deficit)	430	(595)
Total liabilities and stockholders’ equity (deficit)	$2,556	$3,528

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues:
Product revenues	$242	$438	$979	$930
License revenues	176	166	535	509
Total net revenues	418	604	1,514	1,439
Cost of goods sold	189	191	610	448
Gross margin	229	413	904	991
Operating expenses:
Research and development	204	208	687	552
Depreciation and amortization	55	52	169	96
Selling, general and administrative	578	1,006	2,497	2,564
Total operating expenses	837	1,266	3,353	3,212
Loss from operations	(608)	(853)	(2,449)	(2,221)
Interest income	-	-	-	2
Interest expense	(5)	-	(52)	-
Gain on sale of equipment	1	-	3	-
Other income (expense)	1	-	(25)	55
Net loss	(611)	(853)	(2,523)	(2,164)
Other comprehensive income (loss), foreign currency translation adjustments	-	17	(2)	7
Total comprehensive loss	(611)	(836)	(2,525)	(2,157)
Net loss per common share, basic and diluted	$(0.03)	$(0.07)	$(0.17)	$(0.20)

Weighted average common shares outstanding, basic and diluted	17,787,356	11,560,329	14,805,395	11,032,743

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2012	11,949,824	$12	$96,847	$76	$(97,530)	$(595)

Net loss					(2,523)	(2,523)
Net unrealized losses on foreign currency translation				(2)		(2)
Shareholder rights offering, net	5,000,000	5	2,766			2,771
Issuance of restricted stock	293,099
Exercise of warrants	791,709	1	247			248

Noncash stock-based compensation			517			517
Warrant modification			14			14
Balance, September 30, 2013	18,034,632	$18	$100,391	$74	$(100,053)	$430

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(2,523)	$(2,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	7	6
Amortization of other assets	162	90
Noncash stock-based compensation, including stock options and restricted stock	401	335
Noncash warrant inducement	14	-
Inventory reserve	5	-
Gain/(loss) on foreign currency transactions	17	(3)
Gain on sale of equipment	(3)	-
(Increase) decrease in operating assets:
Accounts receivable	831	852
Inventory	16	(47)
Prepaid expenses and other current assets	71	65
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(45)	286
License and supply agreement fee payable	(1,318)	-
Deferred revenue	(535)	(509)
Net cash used in operating activities	(2,900)	(1,089)
Investing activities:
Purchase of property and equipment		(7)
Proceeds from sale of equipment	3	-
Purchase of intangible assets	-	(659)
Net cash provided by (used in) investing activities	3	(666)
Financing activities:
Proceeds from exercise of warrants	248	451
Proceeds from issuance of Senior Secured Note	1,300	-
Proceeds from issuance of common stock, net of equity issuance costs of $229	2,771	-
Payment of Senior Secured Note	(1,300)	-
Net cash provided by financing activities	3,019	451
Effect of exchange rates on cash and cash equivalents	(1)	1
Net increase (decrease) in cash	121	(1,303)
Cash, beginning of period	47	1,669
Cash, end of period	$168	$366
Supplemental disclosure of cash flow information
Cash paid for taxes	$2	$18
Restricted stock issued to settle liability	$116	$-
Payable related to license and supply agreement	$-	$1,266
Receivable related to license agreement	$-	$771
Fair value of stock options granted to Medica	$-	$273

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

The Company has incurred significant losses in operations in each quarter since inception. For the nine months ended September 30, 2013 and 2012, the Company has incurred net losses of $2,523,000 and $2,164,000, respectively. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation and Going Concern (continued)

On October 30, 2013, the Company filed a Current Report on Form 8-K announcing the voluntary recalls of its point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications. As a result, the Company has recalled all production lots of its POU filters, and also requested that customers remove and discard certain labeling/promotional materials for the products. In addition, the Company also requested, for the DSU in-line ultrafilter, that customers remove and discard certain labeling/promotional materials for the product.  These voluntary recalls do not affect the Company’s dialysis products.  The condensed consolidated interim financial statements for the period ended September 30, 2013 include product revenues and cost of goods sold adjustments of approximately $127,000 and $27,000, respectively, reflecting estimates of the financial impact of product recalled notified to the Company. The Company is unable to predict at this time what additional effect this recall might have on its business, financial condition, future prospects or reputation or whether the Company may be subject to future actions from the U.S. Food and Drug Administration.

On November 12, 2013, we issued a senior secured note to Lambda Investors LLC in the principal amount of $1.5 million. The note bears interest at the rate of 12% per annum and matures on May 12, 2014, at which time all principal and accrued interest will be due. We have agreed to prepay amounts due under the note with the cash proceeds from (a) a rights offering, (b) any other equity or debt financing, or (c) the issuance or incurrence of any other indebtedness or the sale of any assets outside the ordinary course of business, in each case prior to the maturity date. If we do not pay principal and interest under the note when due, the interest rate increases to 16% per annum. In addition, we have undertaken to conduct a $2.75 million rights offering of common stock. We expect the offering price will be $0.30 per share. All of our stockholders and warrantholders will be eligible to participate in the offering on a pro rata basis based upon their proportionate ownership of our common stock, calculated on an as converted to common stock, fully-diluted basis. In connection with the note and the rights offering, we have agreed to pay Lambda Investors an 8%, or $120,000, sourcing/transaction fee. In addition, we will pay Lambda Investors’ legal fees and other expenses incurred in connection with the note and rights offering in the amount of $75,000. The warrants held by Lambda Investors have an exercise price of $0.40 per share and certain warrants have full ratchet anti-dilution protection.  The full ratchet anti-dilution protection for certain warrants will be triggered in connection with the rights offering as the $0.30 per share price is less than the $0.40 exercise price for these warrants.  In connection with the proposed rights offering, the Company agreed to amend the expiration date of the existing warrants held by Lambda Investors from March 10, 2017 to the date which is the five year anniversary of the closing of the rights offering.  Subject to the satisfaction of certain conditions, Lambda Investors has advised us that it intends to exercise its basic subscription privilege in full.  To the extent that after the closing of the rights offering there still remain unsubscribed shares, Lambda Investors will have the right, at its option, to purchase any or all such remaining unsubscribed shares within ten days of the closing of the rights offering.  In connection with the rights offering, we will file a registration statement on Form S-1, as may be amended, with the Securities and Exchange Commission.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

2. Concentration of Credit Risk

For the nine months ended September 30, 2013 and 2012, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2013	2012
A	31%	18%
B	36%	36%
C	16%	15%

As of September 30, 2013 and December 31, 2012, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2013	2012
A	57%	4%
B	31%	2%
C	-%	85%

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

Deferred revenue on the accompanying September 30, 2013 condensed consolidated balance sheet is approximately $878,000 and is related to the License Agreement with Bellco (see Note 10) which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $1,580,000 of revenue related to this license agreement to date and approximately $535,000 for the nine months ended September 30, 2013. The Company amortizes the deferred revenue monthly over the expected obligation period which ends on December 31, 2014. This will result in expected recognized revenue of approximately $176,000 for the remaining three month period ending December 31, 2013 and $702,000 for the year ended December 31, 2014.

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

Gerald J. Kochanski, Chief Financial Officer, Treasurer and Corporate Secretary of Nephros, Inc., resigned effective June 15, 2013. The Company agreed, in consideration of Mr. Kochanski providing certain consulting services to the Company, to extend the exercise period of his outstanding vested stock options from September 15, 2013 to March 14, 2014. This modification did not result in any additional compensation expense.

The fair value of stock option awards is estimated using a Black-Scholes option pricing model. The fair value of stock-based awards is amortized over the vesting period of the award using the straight-line method.

The Company granted 176,875 stock options during the nine months ended September 30, 2013 to employees, non-employees, directors and consultants. These stock options vest over a three-year or four-year period and will be expensed over the applicable vesting period. The fair value of all stock-based awards granted during the nine months ended September 30, 2013, excluding those forfeited below, was approximately $96,000.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As a result of Mr. Kochanski’s resignation, 90,945 stock options that were granted to him were forfeited on June 15, 2013. Of these 90,945 stock options, 25,000 were granted during the nine month period ended September 30, 2013.

The following assumptions were used for options granted for the nine months ended September 30, 2013:

Nine Months Ended September 30, 2013
Risk-free interest rate	1.09-1.22%
Volatility	127.46 - 131.79%
Expected dividend yield	0%
Expected term	5.75 - 6.25 yrs

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

Stock-based compensation expense was approximately $300,000 and $335,000 for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, approximately $275,000 and approximately $25,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2012, approximately $314,000 and approximately $21,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the nine months ended September 30, 2013 and 2012, as the Company is in a net operating loss position. As of September 30, 2013, there was approximately $832,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.5 years. The unrecognized compensation disclosed above does not include the effect of future grants of equity compensation, if any. Of the total $832,000, the Company expects to recognize approximately 11% in the remaining interim periods of 2013, approximately 40% in 2014, approximately 38% in 2015, approximately 10% in 2016 and approximately 1% in 2017.

Restricted Stock

On August 20, 2013, the Company issued 28,329 shares of restricted stock as compensation for the services of non-employee directors. The grant date fair value of the restricted stock award was approximately $43,000 and was based on the fair value of the common stock on the date of grant, and compensation expense is recognized ratably over a six month period.

For the nine months ended September 30, 2013, including those restricted shares issued on August 20, 2013, 339,028 shares of restricted stock were granted to certain employees and non-employee directors. As a result of Mr. Kochanski’s resignation, 45,929 of those shares of were forfeited on June 15, 2013.

Total stock-based compensation expense for the restricted stock grant was approximately $217,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, approximately $53,000 and approximately $48,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations. The remaining expense related to the restricted stock awards issued to non-employee directors of approximately $116,000 was recorded to offset accrued director’s fees that were incurred prior to September 30, 2013. Any additional stock-based compensation related to non-employee directors will be recorded to stock-based compensation expense. As of September 30, 2013, there was approximately $14,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next five months.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

5. Warrants

In connection with the Rights Offering, the Company temporarily reduced the exercise price for its warrants issued in March 2011 from $0.40 per share to $0.30 per share. The Company determined that this inducement was a modification of equity instruments and, therefore, an incremental fair value of the inducement was determined using the Black-Scholes option pricing model.

During the period that the Rights Offering was open, warrant holders exercised 14,879,708 warrants, issued in March 2011, for 687,793 shares of common stock, resulting in gross proceeds of approximately $206,000 to the Company. The incremental fair value of the inducement recorded in the nine months ended September 30, 2013 was approximately $14,000.

Additionally, during the nine months ended September 30, 2013, 2,248,222 warrants were exercised outside the period that the Rights Offering was open, resulting in proceeds of approximately $42,000 and the issuance of 103,916 shares of the Company’s common stock.

6. Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as foreign currency translation adjustments. For the nine months ended September 30, 2013 and 2012, the comprehensive loss was approximately $2,525,000 and $2,157,000, respectively.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Nine Months Ended September 30,
	2013	2012
Shares underlying warrants outstanding	13,888,262	15,325,943
Shares underlying options outstanding	2,380,644	2,294,714
Unvested restricted stock	150,423	-

8. Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s condensed consolidated interim financial statements.

9. Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of September 30, 2013 and December 31, 2012 was approximately as follows:

	Unaudited	Audited
	September 30, 2013	December 31, 2012
Total Gross Inventory, Finished Goods	$565,000	$581,000
Less: Inventory reserve	(274,000)	(269,000)
Total Inventory	$291,000	$312,000

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

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €300,000, €500,000 and €750,000 for the years 2012, 2013 and 2014, respectively. For the nine months ended September 30, 2013, the Company’s aggregate purchase commitments totaled approximately €477,000. For calendar years thereafter, annual minimum amounts will be mutually agreed upon between Medica and the Company.

As consideration for the license and other rights granted to the Company, the Company was required to pay Medica installment payments of €500,000 and €1,000,000 on April 23, 2012 and January 25, 2013, respectively. As of September 30, 2013, all payments due have been paid to Medica. The final payment of €400,000 was made on May 23, 2013. As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 4, Stock-Based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the condensed consolidated interim balance sheet as of September 30, 2013 is approximately $1,947,000, net of $303,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $162,000 has been charged to amortization expense for the nine months ended September 30, 2013 on the condensed consolidated interim statement of operations and comprehensive loss. Approximately $53,000 of amortization expense will be recognized in the remainder of the year ended December 31, 2013 and approximately $210,000 will be recognized in each of the years ended 2014 and 2015, respectively. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11.  Subsequent Event

Product Recall

On October 30, 2013, the Company filed a Current Report on Form 8-K announcing the voluntary recalls of its point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications. As a result, the Company has recalled all production lots of its POU filters, and also requested that customers remove and discard certain labeling/promotional materials for the products. In addition, the Company also requested, for the DSU in-line ultrafilter, that customers remove and discard certain labeling/promotional materials for the product.  These voluntary recalls do not affect the Company’s dialysis products.  The condensed consolidated interim financial statements for the period ended September 30, 2013 include product revenues and cost of goods sold adjustments of approximately $127,000 and $27,000, respectively, reflecting estimates of the financial impact of product recalled notified to the Company. The Company is unable to predict at this time what additional effect this recall might have on its business, financial condition, future prospects or reputation or whether the Company may be subject to future actions from the U.S. Food and Drug Administration.

November 12, 2013 Senior Secured Note

On November 12, 2013, we issued a senior secured note to Lambda Investors LLC in the principal amount of $1.5 million. The note bears interest at the rate of 12% per annum and matures on May 12, 2014, at which time all principal and accrued interest will be due. We have agreed to prepay amounts due under the note with the cash proceeds from (a) a rights offering, (b) any other equity or debt financing, or (c) the issuance or incurrence of any other indebtedness or the sale of any assets outside the ordinary course of business, in each case prior to the maturity date. If we do not pay principal and interest under the note when due, the interest rate increases to 16% per annum. In addition, we have undertaken to conduct a $2.75 million rights offering of common stock. We expect the offering price will be $0.30 per share. All of our stockholders and warrantholders will be eligible to participate in the offering on a pro rata basis based upon their proportionate ownership of our common stock, calculated on an as converted to common stock, fully-diluted basis. In connection with the note and the rights offering, we have agreed to pay Lambda Investors an 8%, or $120,000, sourcing/transaction fee. In addition, we will pay Lambda Investors’ legal fees and other expenses incurred in connection with the note and rights offering in the amount of $75,000. The warrants held by Lambda Investors have an exercise price of $0.40 per share and certain warrants have full ratchet anti-dilution protection.  The full ratchet anti-dilution protection for certain warrants will be triggered in connection with the rights offering as the $0.30 per share price is less than the $0.40 exercise price for these warrants.  In connection with the proposed rights offering, the Company agreed to amend the expiration date of the existing warrants held by Lambda Investors from March 10, 2017 to the date which is the five year anniversary of the closing of the rights offering.  Subject to the satisfaction of certain conditions, Lambda Investors has advised us that it intends to exercise its basic subscription privilege in full.  To the extent that after the closing of the rights offering there still remain unsubscribed shares, Lambda Investors will have the right, at its option, to purchase any or all such remaining unsubscribed shares within ten days of the closing of the rights offering.  In connection with the rights offering, we will file a registration statement on Form S-1, as may be amended, with the Securities and Exchange Commission.

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

Business Overview

Nephros is a commercial stage medical device company that develops and sells high performance liquid purification filters. Our filters, which we call ultrafilters, are primarily used in dialysis centers and healthcare facilities for the production of ultrapure water and bicarbonate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

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

Our Products

 Presently, we offer seven types of ultrafilters for sale to customers in four markets:

•	Dialysis Centers - Water/Bicarbonate: Treatment of both water and bicarbonate for the production of ultrapure dialysate

•	Hospitals and Other Healthcare Facilities: As part of a multi-barrier approach to help minimize exposure to waterborne contaminants

•	Military: Highly compact, individual water purification devices used by soldiers to produce safe drinking water in the field

•	Dialysis Centers - Blood: Clearance of toxins from blood using an alternative method to HD in patients with chronic renal failure

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

Medicare is the main payer for dialysis treatment in the U.S. To be eligible for Medicare reimbursement, dialysis centers must meet the minimum standards for water and bicarbonate quality set by the Association for the Advancement of Medical Instrumentation (AAMI), the American National Standards Institute (ANSI) and the International Standards Organization (ISO). We anticipate that the stricter standards approved by these organizations in 2009 will be adopted by Medicare in the near future.

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

Hospitals and Other Healthcare Facilities.  Our ultrafilters are designed to be a component of a proactive water treatment system, to assist in minimizing exposure to waterborne contaminants.  Our products can also be used for reactive contaminant control.  For example, during acute contaminant outbreaks, our ultrafilters have been used at hospitals and other healthcare facilities to provide an immediate barrier to waterborne contaminants.

Military. The military is heavily reliant on the use of bottled water to support its soldiers in the field. Bottled water is not always available, is very costly to move, resource intensive, and prone to constant supply disruptions. Soldiers conducting operations in isolated and rugged terrain must be able to use available local water sources when unable to resupply from bulk drinking water sources or bottled water. Therefore, the soldier needs the capability to purify water from indigenous water sources in the absence of available potable water. Soldiers must have the ability to remove microbiological contaminants in the water to Environmental Protection Agency specified levels.

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

In January 2013, the U.S. Army issued a request for proposal (RFP) relating to an IWPD, Nephros submitted its response to this RFP on February 25, 2013. On March 29, 2013, we received notification from the U.S. Army that the Government has completed the initial evaluation of our proposal and found Nephros to be within the competitive range to commence negotiations. We also received a request for 180 of our IWPD to be used as test assets during the Limited User Evaluation phase of the source selection. The U.S. Army may award several, one or no contracts as a result of this solicitation. The maximum quantity of all contracts combined is not to exceed 450,000 units or $45,000,000 over a 3 year period. The RFP evaluation period may take up to 6 months before an award is made, if at all. On November 5, 2013 we received notification from the U.S. Army that they are still in the technical evaluation phase of the solicitation.

On May 28, 2013 and June 7, 2013, we signed distributor agreements with W.S. Darley & Company and Source One Distribution Inc. respectively to assist with our distribution to the U.S. Military. On July 10, 2013 we signed a distributor agreement with Atlantic Diving Supply, Inc.

We submitted information in response to a request for information (RFI) from the U.S. Marines Corps Warfighting Laboratory (MCWL).  The MCWL was seeking to obtain market research information from sources capable of fully satisfying the requirement for a commercial-off-the-shelf individual water purifier device capable of meeting the requirements of NSF Protocol P248. On September 19, 2013 we were awarded the contract for 30 (thirty) UF-40L units.  In October 2013, Marines at the Mountain Warfare Training Center in Bridgeport, California, tested the Marine Austere Patrolling System, a prototype including, among other things, the Nephros filters, a high-efficiency solar panel utilizing space technology, and coordinating rechargeable batteries.  Ongoing testing of the water and power systems is expected to conclude next spring.

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

We have developed a modified approach to HDF which is more patient-friendly, less resource-intensive, and can be used in conjunction with current HD machines. We refer to our approach as an online mid-dilution hemodiafiltration (mid-HDF) system and it consists of our OLpūr H2H Module and OLpūr MD 220 Hemodiafilter. On April 30, 2012, we announced that we received clearance from the U.S. Food and Drug Administration to market the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States. Like HD, online mid-HDF treatment is given to patients at least 3 times weekly for 3-4 hours per treatment. Our mid-HDF system is the only HDF system of its kind to be cleared by the U.S. Food and Drug Administration (“FDA”) to date.

We have completed preparation of our OLpūr H2H Modules and have manufactured initial lots of our OLpūr MD220 Hemodiafilters. We are currently finalizing our service contract  in readiness for market release. We expect to place a mid-HDF system in a U.S. dialysis clinic in Q4. We have not begun to broadly market our mid-HDF system and are actively seeking a commercialization partner in the U.S.

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

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on our condensed consolidated interim financial statements set forth in Item 1 of this Quarterly Report on Form 10-Q.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues

Total net revenues for the three months ended September 30, 2013 were approximately $418,000 compared to approximately $604,000 for the three months ended September 30, 2012.  Total net revenues decreased by approximately $186,000, or 31%.  Overall, the key business segments of dialysis water and hospital water revenue increased by approximately $45,000 for the three months ended September 30, 2013.  In addition, there were no Military sales in the three months ended September 30, 2013 as compared with $114,000 of Military sales in the same period in 2012, in addition to which approximately $127,000 of anticipated sales credits are recorded to reflect the impact of a voluntary product recall of point of use filters (POU) announced on October 30, 2013. The overall product revenue decrease of $196,000, or 45%, is offset partially by an increase of approximately $10,000 as a result of increased licensing revenue related to the Bellco license agreement.

Cost of Goods Sold

Cost of goods sold was approximately $189,000 for the three months ended September 30, 2013 compared to approximately $191,000 for the three months ended September 30, 2012. The decrease   of approximately $2,000, or 1%, during the three months ended September 30, 2013 compared to the same period in 2012 is primarily due to approximately $25,000 increased costs related to water filter sales in the key business segments of dialysis water and hospital water for the three months ended September 30, 2013 compared to the same period in 2012, offset by approximately $27,000 relating to the estimated impact of a voluntary product recall of point of use (POU) filters announced on October 30, 2013.

Research and Development

Research and development expenses were approximately $204,000 and $208,000 respectively, for the three months ended September 30, 2013 and September 30, 2012. An increase in personnel costs, primarily related to stock compensation costs, of approximately $33,000 for the three months ended September 30, 2013 were offset by decreased costs of approximately $37,000 related to research and development costs that were incurred for the three months ended September 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $55,000 for the three months ended September 30, 2013 compared to approximately $52,000 for the three months ended September 30, 2012. Total depreciation and amortization expense is primarily due to amortization related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A (“License and Supply Agreement”) which began on April 23, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $578,000 for the three months ended September 30, 2013 compared to approximately $1,006,000 for the three months ended September 30, 2012, a decrease of approximately $428,000 or 43%. The decrease is primarily due to decreases in legal, accounting and professional services fees of approximately $188,000, decreases of approximately $174,000 related to personnel costs and decreases of approximately $66,000 related to travel and other costs. The decreases in personnel and travel costs are primarily related to the open CFO position as well as the reduction of the sales force from four individuals to one for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Interest Income

There was no interest income for the three months ended September 30, 2013 or September 30, 2012.

Interest Expense

Interest expense was approximately $5,000 for the three months ended September 30, 2013 and related to accrued interest recognized on outstanding payables due to a vendor. We had no interest expense for the three months ended September 30, 2012.

Gain on Sale of Equipment

A gain of approximately $1,000 was recognized for the three months ended September 30, 2013 related to the sale of fully depreciated equipment.

Other Income (Expense)

Other income in the amount of approximately $1,000 for the three months ended September 30, 2013 was due to $15,000 received as a result of the STERIS agreement termination which was partially offset by approximately $14,000 of foreign currency losses on invoices paid to an international supplier.

Nine months Ended September 30, 2013 Compared to the Nine months Ended September 30, 2012

Revenues

Total net revenues for the nine months ended September 30, 2013 were approximately $1,514,000 compared to approximately $1,439,000 for the nine months ended September 30, 2012.  Total net revenues increased approximately $75,000, or 5%, mainly as a result of an increase of approximately $166,000 in water filter sales which increased from approximately $813,000 in 2012 to $979,000 in 2013, an increase of 20%. The underlying increase in water filter sales reflects the growth in key business segments of dialysis water and hospital water and is partially offset by a reduction in revenue of approximately $117,000 as a result of the ONR contract ending in March 2012 in addition to which approximately $127,000 of anticipated sales credits are recorded to reflect the impact of a voluntary product recall of point of use filters (POU) announced on October 30, 2013. In addition, licensing revenues related to the Bellco license agreement were approximately $535,000 for the nine months ended September 30, 2013, an increase of $26,000, compared to $509,000 for the nine months ended September 30, 2012.

Cost of Goods Sold

Cost of goods sold was approximately $610,000 for the nine months ended September 30, 2013 compared to approximately $448,000 for the nine months ended September 30, 2012. The increase of approximately $162,000 or 36% during the nine months ended September 30, 2013 compared to the same period in 2012 is primarily due to the increase of $241,000 in cost of water filter sales for the nine months ended September 30, 2013 compared to the same period in 2012. This increase was partially offset by a reduction in cost of sales related to the ONR contract of approximately $52,000 in addition to which approximately $27,000 relating to the estimated impact of a voluntary product recall of point of use filters (POU) announced on October 30, 2013. The ONR contract ended as of March 31, 2012.

Research and Development

Research and development expenses were approximately $687,000 and $552,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. This increase of approximately $135,000, or 24%, is primarily due to an increase in machine research and development costs of approximately $127,000 and an increase in research and development personnel related costs of approximately $85,000. These increases are partially offset by a reduction in research and development materials and other project costs of approximately $77,000 during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in personnel costs is not due to an increase in headcount but rather due to the ONR contract having ended as of March 31, 2012. Time spent on the ONR contract in 2012 was reclassified to Cost of Goods Sold from Research and Development expenses. Since the contract ceased as of March 31, 2012, all of the personnel costs are included in Research and Development expenses in 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $169,000 for the nine months ended September 30, 2013 compared to approximately $96,000 for the nine months ended September 30, 2012. The increase of approximately $73,000 is due to amortization related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A (“License and Supply Agreement”) which began on April 23, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,497,000 for the nine months ended September 30, 2013 compared to approximately $2,564,000 for the nine months ended September 30, 2012, a decrease of approximately $67,000 or 3%. The decrease is primarily due to a decrease in legal, accounting and professional services fees of approximately $229,000 incurred during the nine months ended September 30, 2013 which related primarily to the Rights Offering and therefore, are recorded in equity during the nine months ended September 30, 2013 and a decrease in other costs of approximately $36,000. These decreases were partially offset by increases in personnel related costs of $129,000 and increases in legal, accounting and professional services fees, other than those related to the equity offering, of approximately $69,000.

Interest Income

There was no interest income for the nine months ended September 30, 2013 compared with $2,000 for the nine months ended September 30, 2012.

Interest Expense

Interest expense was approximately $52,000 for the nine months ended September 30, 2013.  During such period, interest expense of approximately $47,000 related to interest recognized as a result of the Senior Secured Note and interest expense of approximately $5,000 related to accrued interest recognized on outstanding payable due to a vendor.  We had no interest expense for the nine months ended September 30, 2012.

Gain on Sale of Equipment

A gain of approximately $3,000 was recognized for the nine months ended September 30, 2013 related to the sale of fully depreciated equipment.

Other Income (Expense)

Other expense in the amount of approximately $25,000 for the nine months ended September 30, 2013 was due to approximately $14,000 related to warrant inducement expense and approximately $27,000 of foreign currency losses on invoices paid to an international suppler. These expenses were partially offset by approximately $15,000 received as a result of the STERIS agreement termination and approximately $1,000 of other income. Other income in the amount of approximately $55,000 for the nine months ended September 30, 2012 was comprised of approximately $18,000 of write-offs of old vendor invoices which are no longer due and approximately $37,000 of net foreign currency gain on the adjustment of the license and supply fee payable at the September 30, 2012 exchange rate and net foreign currency loss on invoices paid to and due to an international supplier.

Liquidity and Capital Resources

At September 30, 2013, we had an accumulated deficit of approximately $100,053,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, the March 2011 rights offering and concurrent private placement, and the April 2013 rights offering.

Our future liquidity sources and requirements will depend on many factors, including:

•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

•
the costs involved in connection with the voluntary recalls of our point of use and DSU in-line ultrafilters used in hospital water treatment applications announced on October 30, 2013 and the related circumstances;

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

At September 30, 2013, we had cash and cash equivalents totaling approximately $168,000 and tangible assets of approximately $609,000. Tangible assets consist of total assets of approximately $2,556,000, reduced by other intangible assets (related to the Medica License and Supply Agreement) of approximately $1,947,000.

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

Net cash used in operating activities was approximately $2,900,000 for the nine months ended September 30, 2013 (“2013 period”) compared to net cash used in operating activities of approximately $1,089,000 for the nine months ended September 30, 2012 (“2012 period”). The most significant items contributing to this increase of approximately $1,811,000 in cash used in operating activities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 are highlighted below:

•	during the 2013 period, our net loss increased by approximately $359,000;

•	during the 2013 period, our license and supply agreement fee payable decreased by approximately $1,318,000;

•	our accounts receivable decreased by approximately $831,000 during the 2013 period compared to a decrease of approximately $852,000 during the 2012 period;

•	our accounts payable and accrued expenses decreased by approximately $45,000 in aggregate in the 2013 period compared to an increase of approximately $286,000 in the aggregate in the 2012 period;

Partially offsetting the above changes are the following items:

•	our inventory decreased by approximately $16,000 during the 2013 period compared to an increase of approximately $47,000 during the 2012 period;

•	amortization expense related to assets associated with the License and Supply Agreement was approximately $162,000 for the 2013 period, an increase of $90,000 compared to the 2012 period;

•	during the 2013 period, our stock-based compensation expense increased by approximately $66,000;

•	our prepaid expenses and other current assets decreased by approximately $71,000 in the 2013 period compared to a decrease of approximately $65,000 in the 2012 period.

Net cash provided by investing activities of approximately $3,000 for the nine months ended September 30, 2013 resulted from proceeds from the sale of fully depreciated equipment. Net cash used in investing activities for the nine months ended September 30, 2012 was approximately $666,000 due to $7,000 used for the purchase of equipment and $659,000 for the purchase of intangible assets associated with the Medica License and Supply Agreement.

Net cash provided by financing activities for the nine months ended September 30, 2013 of $3,019,000, net of equity issuance costs of approximately $229,000, resulted primarily from gross proceeds of $3.0 million related to the issuance of common stock related to the Rights Offering, proceeds from the issuance of the Senior Secured Note of $1.3 million and approximately $248,000 of proceeds resulting from the exercise of warrants. Net cash provided by financing activities was partially offset by the repayment of the $1.3 million Senior Secured Note. Net cash provided by financing activities for the nine months ended September 30, 2012 was approximately $451,000 resulting from the exercise of warrants.

Forward-Looking Statements

This report contains certain “forward-looking statements.” Such statements include statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

•	we may not be able to continue as a going concern;

•
the voluntary recalls of point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications announced on October 30, 2013 and the related circumstances could subject us to claims or proceedings which may adversely impact our sales and revenues;

•	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;

•
there are product-related deaths or serious injuries or product malfunctions, which could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

•
we face potential liability associated with the production, marketing and sale of our products, and/or the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation;

•
to the extent our products or marketing materials are found to violate any provisions of the FDC Act or any other statutes or regulations then we could be subject to enforcement actions by the FDA or other governmental agencies;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not have sufficient capital to successfully implement our business plan;

•	we may not be able to effectively market our products;

•	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

•	we may encounter problems with our suppliers, manufacturers and distributors;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

•	we may not be able to achieve sales growth in key geographic markets.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the nine month periods ended September 30, 2013 and 2012.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting, that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

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

NEPHROS, INC.

Date: November 14, 2013	By:	/s/ John C. Houghton
	Name:	John C. Houghton
	Title:	President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

