Form 10-Q
period 2014-03-31
NEPHROS INC
filed 2014-05-14
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of May 8, 2014, 25,225,978 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$473	$579
Accounts receivable	475	122
Inventory, less allowances of $297 at March 31, 2014 and $365 at December 31, 2013	192	162
Prepaid expenses and other current assets	72	125
Total current assets	1,212	988
Property and equipment, net	5	7
Other assets, net of accumulated amortization	1,842	1,894
Total assets	$3,059	$2,889
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Senior secured note, net of debt discount of $142 at December 31, 2013	$-	$1,358
Accounts payable	1,033	1,073
Accrued expenses	194	365
Deferred revenue	1,066	703
Total current liabilities	2,293	3,499
Total liabilities	2,293	3,499

Commitments and Contingencies (Note 12)

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2014 and December 31, 2013; no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at March 31, 2014 and December 31, 2013; 25,225,704 and 18,082,043 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	25	18
Additional paid-in capital	102,656	100,526
Accumulated other comprehensive income	73	74
Accumulated deficit	(101,988)	(101,228)
Total stockholders’ equity (deficit)	766	(610)
Total liabilities and stockholders’ equity (deficit)	$3,059	$2,889

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues:
Product revenues	$219	$346
License revenues	254	175
Total net revenues	473	521
Cost of goods sold	106	196
Gross margin	367	325
Operating expenses:
Research and development	163	223
Depreciation and amortization	55	55
Selling, general and administrative	711	1,055
Total operating expenses	929	1,333
Loss from operations	(562)	(1,008)

Interest expense	(53)	(24)
Gain on sale of equipment	-	2
Amortization of debt discount	(142)	(204)
Other expense	(3)	(8)
Net loss	(760)	(1,242)
Other comprehensive loss, foreign currency translation adjustments	(1)	-
Total comprehensive loss	$(761)	$(1,242)
Net loss per common share, basic and diluted	$(0.04)	$(0.10)
Weighted average common shares outstanding, basic and diluted	18,816,746	12,009,285

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2013	18,082,043	$18	$100,526	$74	$(101,228)	$(610)

Net loss					(760)	(760)
Net unrealized losses on foreign currency translation				(1)		(1)
Shareholder rights offering, net	7,140,822	7	2,009			2,016
Exercise of warrants	2,839		1			1
Noncash stock-based compensation			120			120
Balance, March 31, 2014	25,225,704	$25	$102,656	$73	$(101,988)	$766

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(760)	$(1,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2	2
Amortization of other assets	53	53
Noncash stock-based compensation	120	111
Amortization of debt discount	142	204
Noncash interest expense	15	24
Inventory reserve	17	7
Loss on foreign currency transactions	1	8
Gain on sale of equipment	-	(2)
(Increase) decrease in operating assets:
Accounts receivable	(355)	797
Inventory	(46)	117
Prepaid expenses and other current assets	53	13
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(227)	(31)
License and supply agreement fee payable	-	(815)
Deferred revenue	363	(175)
Net cash used in operating activities	(622)	(929)
Investing activities:
Proceeds from sale of equipment	-	2
Net cash provided by investing activities	-	2
Financing activities:
Proceeds from issuance of common stock, net of equity issuance costs of $125	2,016	-
Proceeds from issuance of senior secured note	-	1,300
Proceeds from exercise of warrants	1	30
Payment of senior secured note	(1,500)
Payment of financing costs	-	(204)
Net cash provided by financing activities	517	1,126
Effect of exchange rates on cash and cash equivalents	(1)	(3)
Net increase (decrease) in cash	(106)	196
Cash, beginning of period	579	47
Cash, end of period	$473	$243
Supplemental disclosure of cash flow information
Cash paid for taxes	$-	$2
Payable related to license and supply agreement	$-	$513
Receivable related to license agreement	$309	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International Limited (collectively, the “Company” or “Nephros”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2014. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2013 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain reclassifications were made to the prior year’s amounts to conform to the 2014 presentation. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

The Company has incurred significant losses in operations in each quarter since inception. For the three months ended March 31, 2014 and 2013, the Company has incurred net losses of $760,000 and $1,242,000, respectively. To become profitable, the Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

The voluntary recalls of point of use (POU) and Dual Stage Ultrafilter (DSU) used in hospital water treatment applications announced on October 30, 2013 and the related circumstances could subject the Company to claims or proceedings by consumers, the FDA or other regulatory authorities which may adversely impact the Company’s sales and revenues.

On March 21, 2014, the Company completed a rights offering which resulted in gross proceeds of $2.1 million. See Note 11 for a more detailed discussion of the rights offering. The Company repaid the November 12, 2013 senior secured note issued to Lambda Investors LLC in the principal amount of $1.5 million with a portion of the proceeds from the rights offering. For a more detailed discussion of the terms of the senior secured note, see Note 10, Senior Secured Notes.

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”), by and between the Company and Bellco S.r.l. (“Bellco”), which amends the License Agreement, entered into as of July 1, 2011 by and between the Company and Bellco.  Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement through December 31, 2021. In addition, the Company received a total of €450,000 in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014, and the other half of which was received on April 4, 2014. See Note 12, Commitments and Contingencies, for further discussion of, and additional terms related to, the First Amendment.

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

2.  Concentration of Credit Risk

For the three months ended March 31, 2014 and 2013, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2014	2013
A	54%	34%
B	25%	34%
C	9%	18%

As of March 31, 2014 and December 31, 2013, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2014	2013
A	26%	69%
B	65%	0%
C	0%	28%

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

Deferred revenue on the accompanying March 31, 2014 condensed consolidated balance sheet is approximately $1,066,000 and is related to the License Agreement with Bellco, which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $2,010,000 of revenue related to the License Agreement to date and approximately $254,000 for the three months ended March 31, 2014. See Note 12, Commitments and Contingencies, for further discussion of the Bellco License Agreement.

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

The Company granted 253,655 stock options during the three months ended March 31, 2014 to employees, non-employees, directors and consultants. These stock options vest over a two-year or four-year period and will be expensed over the applicable vesting period. The fair value of all stock-based awards granted during the three months ended March 31, 2014 was approximately $93,000.

The following assumptions were used for options granted for the three months ended March 31, 2014:

Assumptions for Option Grants	Three Months Ended March 31, 2014
Risk-free interest rate	1.90 – 1.91%
Volatility	129.5 – 133.4%
Expected dividend yield	0%
Expected term	5.75 – 6.25 yrs

The Company calculates expected volatility for a stock-based grant based on historic monthly common stock price observations during the period immediately preceding the grant that is equal in length to the expected term of the grant. The Company also estimates future forfeitures, using historical employee behaviors related to forfeitures, as a part of the estimate of expense as of the grant date. With respect to grants of options, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant.

Stock-based compensation expense was approximately $118,000 and $111,000 for the three months ended March 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014, approximately $110,000 and approximately $8,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2013, approximately $103,000 and approximately $8,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three months ended March 31, 2014 and 2013, as the Company is in a net operating loss position. As of March 31, 2014, there was approximately $745,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.1 years.  Such amount does not include the effect of future grants of equity compensation, if any.  Of the approximately $745,000 of total unrecognized compensation cost, the Company expects to recognize approximately 37% in the remaining interim periods of 2014, approximately 48% in 2015, approximately 13% in 2016 and approximately 2% in 2017.

Restricted Stock

Total stock-based compensation expense for the restricted stock grants was approximately $2,000 for the three months ended March 31, 2014 and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated interim statement of operations. As of March 31, 2014, there was approximately $1,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next three months.

5.   Warrants

For the three months ended March 31, 2014, 61,484 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 2,839 shares of the Company’s common stock.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

6.   Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)) such as foreign currency translation adjustments. For the three months ended March 31, 2014 and 2013, the comprehensive loss was approximately $761,000 and $1,242,000, respectively.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Shares underlying warrants outstanding	16,820,281	14,604,486
Shares underlying options outstanding	2,375,748	2,294,714
Unvested restricted stock	59,199	-

As a result of the rights offering, the full ratchet anti-dilution protection for Class D warrants held by Lambda Investors LLC was triggered. The respective warrants are now exercisable for 11,742,100 shares of common stock at an exercise price of $0.30 per share compared to the 8,806,575 shares of common stock and $0.40 exercise price prior to the rights offering.

8.   Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s condensed consolidated interim financial statements.

9.   Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of March 31, 2014 and December 31, 2013 was as follows:

	Unaudited	Audited
	March 31, 2014	December 31, 2013
Total Gross Inventory, Finished Goods	$489,000	$527,000
Less: Inventory reserve	(297,000)	(365,000)
Total Inventory	$192,000	$162,000

During the three months ended March 31, 2014, approximately $85,000 of DSU inventory near expiration or replaced by newer versions was written off. Offsetting this decrease was an increase in the inventory reserve of approximately $18,000, of which approximately $13,000 related to the voluntary Point of Use product recall initiated in 2013 and approximately $5,000 related to other inventory reserves.

10.  Senior Secured Notes

On November 12, 2013, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $1.5 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on May 12, 2014, at which time all principal and accrued interest was due. However, the Company paid amounts due under the note, including all accrued interest thereon of $61,000, on March 18, 2014 with the cash proceeds from the rights offering that closed in March 2014. In connection with the note, the Company paid Lambda Investors an 8%, or $120,000, sourcing/transaction fee. In addition, the Company paid Lambda Investors’ legal fees and other expenses incurred in connection with the note in the amount of $75,000. Those payments totaling $195,000 were made on November 12, 2013 and were reflected as a debt discount which was amortized over the term of the senior secured note, of which approximately $53,000 was recognized in the fourth quarter of 2013 and approximately $142,000 was recognized in the first quarter of 2014.

NEPHROS, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

11. Stockholders’ Equity

On January 7, 2014, the Company filed a Registration Statement on Form S-1 in connection with a $2.8 million rights offering. On February 12, 2014, the Company’s Registration Statement on Form S-1 related to the 2014 rights offering was declared effective by the SEC. The 2014 rights offering commenced on February 14, 2014 and expired on March 14, 2014. All of the Company’s stockholders and warrant holders were eligible to participate in the 2014 rights offering on a pro rata basis based upon their proportionate ownership of the Company’s common stock on a fully-diluted basis. Pursuant to the 2014 rights offering, the Company distributed to holders of its common stock and/or warrants one non-transferable subscription right for each share of common stock, and each share of common stock underlying a warrant, held as of January 30, 2014. Each right entitled the holder to purchase 0.28673 of a share of the Company’s common stock at a subscription price of $0.30 per share. The Company rounded up any fractional shares to the nearest whole share.

On March 24, 2014, the Company announced the completion of the 2014 rights offering that resulted in gross proceeds of $2.1 million. The aggregate net proceeds were approximately $581,000, after deducting the repayment of the November 2013 $1.5 million senior secured note, plus $61,000 of accrued interest thereon, issued to Lambda Investors LLC, the payment of an 8% sourcing transaction fee of $120,000, with respect to the November 2013 senior secured note and an aggregate of $75,000 for reimbursement of Lambda Investors’ legal fees incurred in connection with the November 2013 senior secured note and the 2014 rights offering. The Company issued a total of 7,140,822 shares of common stock to the holders of subscription rights who validly exercised their subscription rights, which represents 77% of the total shares offered in the rights offering.

12.  Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend to in the near future, manufacture any of its products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”), by and between the Company and Bellco, which amends the License Agreement, entered into as of July 1, 2011 by and between the Company and Bellco.  Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement through December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include Sweden, Denmark, Norway, Finland, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold, €1.75 per unit; thereafter, €1.25 per unit.  In addition, the Company will receive a total of €450,000 in upfront fees in connection with the First Amendment, half of which were received on February 19, 2014, and the other half of which was payable on March 31, 2014. The final guaranteed fixed payment of €225,000, or approximately $309,000, is included in current trade receivables on the accompanying March 31, 2014 condensed consolidated interim balance sheet and was received on April 4, 2014. In addition, the First Amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

12.  Commitments and Contingencies (continued)

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €300,000, €500,000 and €750,000 for the years 2012, 2013 and 2014, respectively. For the three months ended March 31, 2014, the Company’s aggregate purchase commitments totaled approximately €88,000. For calendar years thereafter, annual minimum amounts will be mutually agreed upon between Medica and the Company.

As consideration for the license and other rights granted to the Company, the Company paid Medica a total of €1,500,000 in three installments: €500,000 on April 23, 2012, €600,000 on February 4, 2013, and €400,000 on May 23, 2013. As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 4, Stock-Based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the condensed consolidated interim balance sheet as of March 31, 2014 is approximately $1,842,000, net of $409,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $53,000 has been charged to amortization expense for the three months ended March 31, 2014 on the condensed consolidated interim statement of operations and comprehensive loss. Approximately $158,000 of amortization expense will be recognized in the remainder of the year ended December 31, 2014 and approximately $211,000 will be recognized in each of the years ended 2015 and 2016, respectively. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

13.  Subsequent Events

On April 4, 2014, the Company received the final fixed guaranteed payment from Bellco related to the First Amendment. See Note 12, Commitments and Contingencies, for further discussion of, and additional terms related to, the First Amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Certain Risks and Uncertainties” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2013, including the “Risk Factors” and “Business” sections thereof.  This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013. Our actual results may differ materially.

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

Our Products

Presently, we offer ultrafilters for sale to customers in four markets:

•	Dialysis Centers - Water/Bicarbonate: Filtration of water or bicarbonate concentrate used in hemodialysis devices

•	Dialysis Centers - Blood: Clearance of toxins from blood using an alternative method to HD in patients with chronic renal failure

•	Military and Outdoor Recreation: Highly compact, individual water purification devices used by soldiers and backpackers to produce drinking water in the field

•	Commercial Facilities including Hospitals: Filtration of water for drinking and washing

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

During March 2014 we signed a non-exclusive distributor agreement with Mar Cor Purification, a wholly-owned subsidiary of Cantel Medical Corp., to distribute our dialysis ultrafilters to U.S. and Canadian dialysis clinics.

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

We have developed a modified approach to HDF which is more patient-friendly, less resource-intensive, and can be used in conjunction with current HD machines. We refer to our approach as an online mid-dilution hemodiafiltration (mid-HDF) system and it consists of our OLpūr H2H Module and OLpūr MD 220 Hemodiafilter. The OLpūr H2H HDF Module and OLpūr MD 220 Hemodiafilter are cleared by the U.S. Food and Drug Administration (FDA) to market for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States. Our on-line mid-dilution HDF system is the only on-line mid-dilution HDF system of its kind to be cleared by the FDA to date.

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

Commercial Facilities including Hospitals.  In October 2013, we announced the voluntary recalls of our point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications. As a result, we recalled all production lots of our POU filters, and also requested that customers remove and discard certain labeling/promotional materials for the products. In addition, we also requested, for the DSU in-line ultrafilter, that customers remove and discard certain labeling/promotional materials for the product.  These voluntary recalls did not affect our dialysis products. We are working towards a resolution of the issues raised by the FDA and we are unable to predict at this time what additional effect this recall might have on our business, financial condition, future prospects or reputation or whether we may be subject to future actions from the FDA.

According to the United States Environmental Protection Agency (EPA), public drinking water systems consist of community and non-community systems. A community water system supplies water to the same population year-round. It serves at least 25 people at their primary residences or at least 15 residences that are primary residences e.g. municipalities, mobile home parks, sub-divisions.

Non-community water systems are composed of transient and non-transient water systems:

•	Transient non-community water systems provide water to 25 or more people for at least 60 days/year; however, not to the same people and not on a regular basis e.g. gas stations, campgrounds.
•	Non-transient non-community water systems regularly supply water to at least 25 of the same people at least six months per year, but not year-round e.g. office buildings, hospitals, schools, hotels and factories which have their own water systems.

We have launched our new NanoGuard-D and NanoGuard-S in-line ultrafilters for the filtration of water which is to be used for drinking and washing in non-transient non-community water systems i.e. commercial properties. The NanoGuard-D and NanoGuard-S trap particulates greater than 5nm in size and the water permeability (the ease at which water can pass through a membrane at a given pressure) of the membrane is higher than membranes with a similar pore size.  This provides improved flow performance relative to the physical size of the filter.  We anticipate that the filters will be used as a component of a facility water treatment system and also for filtering water to be used in ice machines.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to potential impairment of investments and share-based compensation expense. As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2013.

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Total net revenues for the three months ended March 31, 2014 were approximately $473,000 compared to approximately $521,000 for the three months ended March 31, 2013.  Total net revenues decreased approximately $48,000, or 9%, arising from approximately $127,000 of lower water filter sales on dialysis and commercial water partially offset by a 47% increase, or approximately $79,000, of licensing revenue related to the Bellco license agreement.

Cost of Goods Sold

Cost of goods sold was approximately $106,000 for the three months ended March 31, 2014 compared to approximately $196,000 for the three months ended March 31, 2013. The decrease of approximately $90,000, or 46%, during the three months ended March 31, 2014 compared to the same period in 2013 is primarily due to the reduction in sales volume.

Research and Development

Research and development expenses were approximately $163,000 and $223,000 respectively, for the three months ended March 31, 2014 and March 31, 2013. This decrease of approximately $60,000, or 27%, is primarily due to a decrease in research and development costs and other project costs primarily related to our OLpūr H2H Module.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $55,000 for the three months ended March 31, 2014 compared to approximately $55,000 for the three months ended March 31, 2013. Approximately $53,000 of the depreciation and amortization expense for the three months ended March 31, 2014 is due to amortization related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A (“License and Supply Agreement”) which began on April 23, 2012. The remaining $2,000 is depreciation on equipment and tools, which is unchanged for the three months ended March 31, 2014 compared to the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $711,000 for the three months ended March 31, 2014 compared to approximately $1,055,000 for the three months ended March 31, 2013, a decrease of approximately $344,000 or 33%. The decrease is primarily due to decreases in personnel costs of approximately $96,000, decreases in legal fees of approximately $84,000, decreases in professional services costs of approximately $97,000 and decreases in other expenses of approximately $67,000 during the three months ended March 31, 2014 compared to the same period in 2013.

Interest Expense

Interest expense was approximately $53,000 for the three months ended March 31, 2014 and relates to interest on the November 2013 senior secured note issued to Lambda Investors LLC of approximately $37,000 and interest of approximately $16,000 related to outstanding payables due to a vendor. Interest expense was approximately $24,000 for the three months ended March 31, 2013 as a result of the February 2013 senior secured note outstanding as of March 31, 2013.

Gain on Sale of Equipment

There was no disposal of equipment in the three months ended March 31, 2014 and a gain of approximately $2,000 was recognized for the three months ended March 31, 2013 related to the sale of fully depreciated equipment.

Amortization of Debt Discount

The Company accounts for debt issuance costs in accordance with ASC 835, which requires that costs paid directly to the issuer of the notes be reported in the balance sheet as a debt discount and amortized over the term of the associated debt. Amortization of debt discount of approximately $142,000 for the three months ended March 31, 2014, was due to fees paid to Lambda Investors LLC in connection with the November 2013 senior secured note. Amortization of debt discount of approximately $204,000 for the three months ended March 31, 2013 was related to February 2013 senior secured note.

Other Expense

Other expense in the amounts of approximately $3,000 and $8,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, relate to foreign currency losses on invoices paid to an international suppler.

Liquidity and Capital Resources

At March 31, 2014, we had an accumulated deficit of approximately $101,988,000 and we expect to incur additional losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, and rights offerings.

Our future liquidity sources and requirements will depend on many factors, including:

•	the availability of additional financing through sales of equity securities or otherwise, on commercially reasonable terms or at all;

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

At March 31, 2014, we had cash and cash equivalents totaling approximately $473,000 and tangible assets of approximately $1,217,000. Tangible assets consist of total assets of approximately $3,059,000, reduced by other intangible assets (related to the Medica License and Supply Agreement) of approximately $1,842,000.

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”), by and between the Company and Bellco, which amends the License Agreement, entered into as of July 1, 2011 by and between the Company and Bellco.  Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement through December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include Sweden, Denmark, Norway, Finland, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2016, Bellco will pay us a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold,  €1.75 per unit; thereafter, €1.25 per unit.  In addition, the Company will receive a total of €450,000 in upfront fees in connection with the First Amendment, half of which were paid on February 19, 2014, and the other half of which was paid on April 0, 2014. In addition, the First Amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.  Anticipated payments from this License Agreement will be a positive source of cash flow to us.

As of the date of this Quarterly Report, we expect that the proceeds from the March 2014 rights offering and the First Amendment with Bellco will allow us to fund our operations into the third quarter of fiscal year 2014.  This assumption excludes the impact of future cash receipts from operations.  Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, we will be forced to curtail our planned activities and operations or cease operations entirely. There can be no assurance that we will be able to raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $622,000 for the three months ended March 31, 2014 (“2014 period”) compared to net cash used in operating activities of approximately $929,000 for the three months ended March 31, 2013 (“2013 period”). The most significant items contributing to this decrease of approximately $307,000 of cash used in operating activities during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are highlighted below:

•	during the 2014 period, our net loss decreased by approximately $482,000;

•	during the 2013 period, our license and supply fee payable decreased by approximately $815,000 for which there was no comparable activity during the 2014 period; and

•	our deferred revenue increased by approximately $363,000 in the 2014 period compared to a decrease of approximately $175,000 in the 2013 period.

Offsetting the above changes are the following items:

•	our accounts receivable increased by approximately $355,000 during the 2014 period compared to a decrease of approximately $797,000 during the 2013 period;

•	our inventory increased by approximately $46,000 during the 2014 period compared to a decrease of approximately $117,000 during the 2013 period;

•	during the 2014 period, our amortization of debt discount decreased by approximately $62,000 compared to the 2013 period; and

•	our accounts payable and accrued expenses decreased by approximately $251,000 in the aggregate in the 2014 period compared to a decrease of approximately $31,000 in the aggregate in the 2013 period.

There was no cash provided by investing activities for the three months ended March 31, 2014. Cash provided by investing activities of approximately $2,000 for the three months ended March 31, 2013 resulted from proceeds from the sale of fully depreciated equipment.

Net cash provided by financing activities for the three months ended March 31, 2014 of $517,000 resulted from proceeds of approximately $2,016,000 resulting from the issuance of common stock in the 2014 rights offering and approximately $1,000 of proceeds resulting from the exercise of warrants. These proceeds were offset by the payment of the November 2013 senior secured note of $1,500,000.

Net cash provided by financing activities for the three months ended March 31, 2013 of $1,126,000 resulted from gross proceeds of $1,300,000 related to the issuance of the February 2013 senior secured note and approximately $30,000 of proceeds resulting from the exercise of warrants. These proceeds were partially offset by the payment of approximately $204,000 in financing costs related to the February 2013 senior secured note.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three month period ended March 31, 2014 and 2013.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has concluded that there were no changes in our internal control over financial reporting, that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, has been implemented to reduce risk in the financial reporting process.

PART II -   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 6. Exhibits

EXHIBIT INDEX

10.1	First Amendment to License Agreement, dated as of February 19, 2014, by and between Nephros, Inc. and Bellco S.r.l., incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2014.

10.2	First Amendment to Registration Rights Agreement, dated as of April 14, 2014, by and between Nephros, Inc. and Lambda Investors LLC. *

31.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: May 14, 2014	By:	/s/ John C. Houghton
	Name:	John C. Houghton
	Title:	President, Chief Executive Officer and Acting Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

