Form 10-K
period 2014-12-31
NEPHROS INC
filed 2015-04-15
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2014, was approximately $15,004,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or OTCQB, on June 30, 2014.  For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2014.

As of April 14, 2015 there were 30,393,640 shares of the registrant’s common stock, $0.001 par value, outstanding.

NEPHROS, INC. AND SUBSIDIARY

EXPLANATORY NOTE

In this Annual Report of Nephros, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2014, the Company is restating (i) its audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, including the cumulative effect as of January 1, 2009, and (ii) its unaudited condensed consolidated interim financial statements as of, and for each of the quarterly periods ended, March 31, June 30, and September 30, in the years 2014 and 2013.

The restatement results from the Company's prior accounting for certain outstanding common stock purchase warrants originally issued in November 2007 as components of equity instead of as derivative liabilities. The terms of the Warrants include a provision (the “Anti-Dilution Adjustment Provision”) that in the event the Company, at any time or from time to time after the Warrants were issued, sells or issues any shares of common stock for a consideration per share less than the per share exercise price of the Warrants in effect on the date of such sale or issuance (any such sale or issuance, a “Dilutive Issuance”), then, and thereafter upon each further Dilutive Issuance, the per share exercise price of the Warrants in effect immediately prior to such Dilutive Issuance shall be changed to a price equal to the consideration per share received by the Company in respect of the shares issued in such Dilutive Issuance (rounded to the nearest tenth of a cent). Since their issuance, the Company has accounted for the Warrants as equity instruments.

In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2014, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, “Contracts in Entity’s Own Equity.”  ASC Subtopic 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Subtopic 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with Withum Smith+Brown PC, the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because certain transactions that would trigger adjustments under the Anti-Dilution Adjustment Provision are not inputs to the fair value of the warrants. As a result, the Company should have classified the warrants as derivative liabilities as of January 1, 2009, the date which ASC Section 815-40-15 was effective. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period beginning in the year ended December 31, 2009, with a cumulative effect presented as of January 1, 2009, and recognize changes in the fair value for all periods beginning with January 1, 2009 in its operating results for the current period.

The Company’s financial statements as of January 1, 2009 and for the years ended December 31, 2009 to 2013 (the “Prior Financial Statements”), were audited by Rothstein Kass, an independent registered public accounting firm. Though it still exists, Rothstein Kass has ceased practicing public accounting and is therefore no longer able to re-audit the Prior Financial Statements. The report of Withum Smith+Brown PC regarding the audit of our financial statements as of and for the year ended December 31, 2014, included in this Annual Report on Form 10-K includes a statement that such firm has only been engaged to audit the adjustments required by the restatement of the Prior Financial Statements, and not the Prior Financial Statements taken as a whole, as to which it expresses no opinion.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, the Company reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company determined that its disclosure controls and procedures for such periods were not effective due to the material weakness with respect to the classification of its warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Annual Report on Form 10-K.

The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for (i) its audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, including the cumulative effect as of January 1, 2009, and (ii) its unaudited condensed consolidated interim financial statements as of, and for each of the quarterly periods ended, March 31, June 30, and September 30, in the years 2014 and 2013 affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements and in Management’s Discussion and Analysis in Item 7 included.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the availability of funding sources for continued development of such products, and our ability to continue as a going concern and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

•	we may not be able to continue as a going concern;

•	the voluntary recalls of point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications announced on October 30, 2013 and the related circumstances could subject us to claims or proceedings by consumers, the U.S. Food and Drug Administration, or FDA, or other regulatory authorities which may adversely impact our sales and revenues;

•	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;

•	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

•	we face potential liability associated with the production, marketing and sale of our products and the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation;

•	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act, or FDC Act or any other statutes or regulations then we could be subject to enforcement actions by the FDA or other governmental agencies;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not have sufficient capital to successfully implement our business plan;

•	we may not be able to effectively market our products;

•	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

•	we may encounter problems with our suppliers, manufacturers and distributors;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

•	we may not be able to achieve sales growth in key geographic markets.

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

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis, or HD. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular water purification.

Our Products

Presently, we offer ultrafilters for sale to customers in five markets:

•	Hospitals and Other Healthcare Facilities: Filtration of water to be used for patient washing and drinking as an aid in infection control. The filters also produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures and washing of surgeons’ hands.

•	Dialysis Centers - Water/Bicarbonate: Filtration of water or bicarbonate concentrate used in hemodialysis devices.

•	Dialysis Centers - Blood: Treatment of patients with chronic renal failure using the OLpūr H2H Hemodiafiltration, or HDF, Module in conjunction with a UF controlled hemodialysis machine and its accessories, the H2H Module accessories, appropriately prepared water and ultrapure dialysate for hemodialysis and the OLpūr MD 220 Hemodiafilter.

•	Military and Outdoor Recreation: Highly compact, individual water purification devices used by soldiers and backpackers to produce drinking water in the field.

•	Commercial Facilities: Filtration of water for washing and drinking including use in ice machines and soda fountains.

Our Target Markets

Hospitals and Other Healthcare Facilities. According to the American Hospital Association there are approximately 5,700 hospitals and 920,000 beds in the U.S. and the United States Centers for Disease Control and Prevention estimates that healthcare associated infections (“HAI”) annually account for 1.7 million infections and 99,000 deaths. HAIs affect patients in a hospital or other healthcare facility, and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility but appearing after discharge, and occupational infections among staff. Many HAIs are waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities. The Affordable Care Act, which was passed in March 2010, puts in place comprehensive health insurance reforms that aim to lower costs and enhance quality of care. With its implementation, healthcare providers have substantial incentives to deliver better care or be forced to absorb the expenses associated with repeat medical procedures or complications like HAIs. As a consequence, hospitals and other healthcare facilities are proactively implementing strategies to reduce the potential for HAIs. Our ultrafilters are designed to aid in infection control in the hospital and healthcare setting by treating facility water at the point of delivery, for example, from sinks and showers.

On June 30, 2014 we submitted to the FDA, for 510(k) clearance, the DSU-H and SSU-H Ultrafilters to filter EPA quality drinking water to remove microbiological contaminants and waterborne pathogens. On July 22, 2014, we were notified that our submission had been accepted for review. On October 28, 2014, we announced that we received 510(k) clearance from the FDA to market our DSU-H and SSU-H Ultrafilters as medical devices for use in the hospital setting. The DSU-H and SSU-H Ultrafilters are intended to be used to filter EPA quality drinking water. The filters retain bacteria, viruses and endotoxin. By providing ultrapure water for patient washing and drinking, the filters aid in infection control. The filters also produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures and washing of a surgeon’s hands. The filters are not intended to provide water that can be used as a substitute for United States Pharmacopeia (“USP”) sterile water.

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

Published studies have shown that the use of ultrapure dialysate can reduce the overall need for erythropoietin stimulating agents (“ESA”), expensive drugs used in conjunction with HD. By reducing the level of dialysate contaminants, specifically cytokine-inducing substances that can pass into a patient’s blood stream, the stimulation of inflammation-inducing cytokines is reduced, thus reducing systemic inflammation. When inflammation is low, inflammatory morbidities are reduced and a patient’s responsiveness to erythropoietin (“EPO”) is enhanced, consequently the overall need for ESAs is reduced.

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

During March 2014 we signed a non-exclusive distributor agreement with Mar Cor Purification, a wholly-owned subsidiary of Cantel Medical Corp., to distribute our dialysis ultrafilters to U.S. and Canadian dialysis clinics. In July 2014, we received notification from Health Canada Therapeutic Products Directorate Medical Devices Bureau that we were successfully issued a license for our Single Stage Ultrafilter (“SSU”).

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

Hemodiafiltration (“HDF”) is an alternative dialysis modality that combines the benefits of HD and HF into a single therapy by clearing toxins using both diffusion and convection. Though not widely used in the U.S., HDF is much more prevalent in Europe and is performed in approximately 16% of patients. Clinical experience and literature show the following clinical and patient benefits of HDF:

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

We have developed a modified approach to HDF that we believe is more patient-friendly, less resource-intensive, and can be used in conjunction with current HD machines. We refer to our approach as an online mid-dilution hemodiafiltration (mid-dilution HDF) system and it consists of our OLpūr H2H Module and OLpūr MD 220 Hemodiafilter. The OLpūr H2H HDF Module and OLpūr MD 220 Hemodiafilter are cleared by the FDA to market for use with a ultrafiltration controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States. Our on-line mid-dilution HDF system is the only on-line mid-dilution HDF system of its kind to be cleared by the FDA to date.

We completed preparation of our OLpūr H2H HDF Modules and have manufactured lots of our OLpūr MD220 Hemodiafilters, H2H Substitution filters and H2H water filters. We also finalized our service contract to support the commercialization of our system in the field. In May 2014, DaVita Healthcare Partners announced that it had commenced delivering and evaluating on-line mid-dilution hemodiafiltration treatments to select patients at DaVita’s North Colorado Springs Clinic. In February 2015, we announced that, in the course of the evaluation, DaVita informed Nephros that they would require additional validation of the system. Nephros and DaVita agreed upon a protocol for the additional validation work which was completed in March. We have submitted the data report to DaVita, and have been informed that it is still under review. Upon satisfactory completion of the additional validation work, it is anticipated that DaVita will continue its evaluation. In March 2015, we announced that the Renal Research Institute, a research division of Fresenius Medical Care, was conducting an evaluation of our hemodiafiltration system in its clinic. We also anticipate evaluating our on-line mid-dilution HDF system at other clinics throughout the U.S. and, although we have not begun to broadly market our on-line mid-dilution HDF system, we are actively seeking a commercialization partner in the U.S.

Military and Outdoor Recreation. Water is a key requirement for the soldier to be fully mission-capable. The need for water supplies and immediate on-site water purification is critical to enhance the ability to operate in any environment. Currently, the military is heavily reliant on the use of bottled water to support its soldiers in the field. Bottled water is not always available, is very costly to move, resource intensive, and prone to constant supply disruptions. Soldiers conducting operations in isolated and rugged terrain must be able to use available local water sources when unable to resupply from bulk drinking water sources or bottled water. Therefore, the soldier needs the capability to purify water from indigenous water sources in the absence of available potable water. Soldiers must have the ability to remove microbiological contaminants in the water to Environmental Protection Agency (“EPA”) specified levels.

We offer our individual water treatment device (“IWTD”) in both in-line (HydraGuard in-line) and point-of-use (HydraGuard Universal) configurations. Our IWTD allows a soldier in the field to derive drinking water from any fresh water source. This enables the soldier to remain hydrated which will maintain mission effectiveness and unit readiness, and extend mission reach. Our IWTD is one of the few portable filters that has been validated by the military to meet the NSF Protocol P248 standard. It has also been approved by U.S. Army Public Health Command and U.S. Army Test and Evaluation Command for deployment. To date, we have received purchase orders for approximately 2,000 IWTDs from individual units of the U.S. armed forces.

In February 2013, Nephros submitted its response to a U.S. Army request for proposal (RFP) relating to IWTDs (W911QY-13-R-0011). In March 2013, we received notification from the U.S. Army that the Government had completed the initial evaluation of our proposal and found Nephros to be within the competitive range to commence negotiations. We also received a request for 180 of our IWTDs to be used for testing during the Limited User Evaluation phase of the source selection. On July 10, 2014, we received notification from the U.S. Army Contracting Command that discussions with offerors, who remain within the competitive range, had concluded. On August 29, 2014 we received Amendment 0005 to the IWTD solicitation, which notified offerors that the Government had cancelled the solicitation, as of the date of the amendment. Per subsequent discussions with the U.S. Army, they informed us that they plan to re-visit the requirements for the IWTD and re-solicit the requirements in a new RFP at a future date.

In October 2014, the U.S. Army re-solicited for proposal via RFI (Request for Information) with updated requirements for the IWTD. In the RFI pricing was also a request for a purchase of 50 devices for testing and evaluation for the selected devices. We believe that the Nephros HydraGuard Purifiers meet the requirements provided in the RFI and thus submitted a response to the RFI in November 2014. In January 2015, we received a Purchase Order from the U.S. Army and provided 50 devices for testing and evaluation. We continue to work with the U.S. Army and other branches of the U.S. Military to support the IWTD program.

We continue to make our IWTD available to the U.S. military outside of the RFP. During 2013, we signed distributor agreements with W.S. Darley & Company, Source One Distribution Inc. and Atlantic Diving Supply, Inc. In July 2014, we were awarded a contract for both our HydraGuard Inline and HydraGuard Universal IWTD’s in response to solicitation RFQ902286 from the U.S. Army. The HydraGuard Inline and Universal are listed on the Darley website and in their on-line catalogue. Also, in June 2014 and September 2014, we attended the Darley Defense Expo in Virginia Beach and Modern Day Marine, respectively.

In November 2014, we submitted the HydraGuard purifier for the U.S. Army Expeditionary Warrior Experiments (AEWE) held at the Maneuver Center of Excellence at Fort Benning. In February 2015, we received notice of acceptance and presented at the AEWE in March of 2015.

Commercial Facilities. In October 2013, we announced the voluntary recalls of our point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications. As a result, we recalled all production lots of our POU filters, and also requested that customers remove and discard certain labeling/promotional materials for the products. In addition, for the DSU in-line ultrafilter, we also requested that customers remove and discard certain labeling/promotional materials for the product.  These voluntary recalls did not affect our dialysis products. On March 20, 2014, we requested termination of our product recall from the FDA. As of the date of this report, there has been no additional communication from the FDA.

We have launched our new NanoGuard-D and NanoGuard-S in-line ultrafilters for the filtration of water which is to be used for non-medical drinking and washing in non-transient non-community water systems, or commercial facilities. The NanoGuard-D and NanoGuard-S trap particulates greater than 5nm in size and the water permeability (the ease at which water can pass through a membrane at a given pressure) of the membrane is higher than membranes with a similar pore size.  This provides improved flow performance relative to the physical size of the filter.  We anticipate that the filters will be used as a component of a facility water treatment system and also for filtering water to be used in ice machines and soda fountains.

With respect to public drinking water systems, EPA regulations make a distinction between community and non-community systems. A community water system supplies water to the same population year-round. It serves at least 25 people at their primary residences or at least 15 residences that are primary residences. Community water systems include those that supply municipalities, mobile home parks, and residential sub-divisions.

Non-community water systems are composed of transient and non-transient water systems:

•	Transient non-community water systems provide water to 25 or more people for at least 60 days/year; however, not to the same people and not on a regular basis, e.g. gas stations, campgrounds.

•	Non-transient non-community water systems regularly supply water to at least 25 of the same people at least six months per year, but not year-round, e.g. office buildings, schools, hotels and factories which have their own water systems.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 1997. Our principal executive offices are located at 41 Grand Avenue, River Edge, New Jersey, 07661, and our telephone number is (201) 343-5202. We also have an office in Dublin, Ireland. For more information about Nephros, please visit our website at www.nephros.com .

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred significant losses in operations in each quarter since inception. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2014 and 2013. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

Recent Developments

On December 18, 2014, we sold 5.0 million shares of our common stock pursuant to a rights offering made to our stockholders, resulting in gross proceeds of $3.0 million. From those proceeds, we repaid the August 29, 2014 senior secured note issued to Lambda Investors LLC (“Lambda”) in the principal amount of $1.75 million, along with accrued interest and fees of approximately $139,000.

 Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, we entered into a license agreement, effective July 1, 2011, as amended by the first amendment dated February 19, 2014, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD190, MD220), referred to herein as the Products. Under the agreement, as amended by the first amendment, we granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain, Canada, Denmark, Finland, Norway and Sweden on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom, Greece, Brazil, China, Korea, Mexico and the Netherlands and, upon our written approval, other European countries where we do not sell the Products as well as non-European countries, all such countries herein referred to as the Territory.

In April 2012, we entered into a license and supply agreement with Medica S.p.A., an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with our filtration products, and to engage in an exclusive supply arrangement for the filtration products. Under the license and supply Agreement, Medica granted to us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, excluding Italy, during the term of the agreement.

Sales and Marketing

Under the Bellco license agreement, as discussed above, we granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in the Territory. In addition, if requested by us, Bellco will be required to sell the Products to our distributors in the Territory.

Our New Jersey office oversees global sales and marketing activity of our ultrafilter products. We are in discussions with several medical products and filtration products suppliers to act as non-exclusive distributors of our ultrafilter products to medical and non-medical institutions. In May 2012, we signed a non-exclusive U.S. distributor agreement with Vantage. In July 2012, we signed non-exclusive U.S. distributor agreements with TQM and Ameriwater. During 2013 we signed a non-exclusive North American distributor agreement with Chem-aqua and Garratt-Callahan.   In February 2014 we signed a non-exclusive North American distributor agreement with Mar Cor Purification. For each prospective market for our ultrafilter products, we are pursuing alliance opportunities for joint product development and distribution. Our ultrafilter manufacturer in Europe shares certain intellectual property rights with us for one of our Dual Stage Ultrafilter (DSU) designs.

 Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. We are also working on additional machine devices, next-generation user interface enhancements and other product enhancements.

We were awarded research contracts from the Office of Naval Research (“ONR”) for development of a potable dual-stage military water purifying filter. The initial research contract was awarded in 2006 for approximately $1 million and work was completed in August 2009. The second research contract was awarded in August 2009 and was an expansion of the 2006 ONR contract which is being performed as part of the Marine Corps Advanced Technology Demonstration project. The primary objective of this expanded research program is to select concepts and functional prototype filter/pump units which were developed during the first phase of the project, and further develop them into smaller field-testable devices that can be used for military evaluation purposes. An advantage of our ultrafilter is the removal of viruses which are not removed with commercially available off-the-shelf microfilter devices. Such devices generally rely on a secondary chemical disinfection step to make the water safe to drink. The expanded contract also includes research geared toward improving membrane performance, improving device durability, developing larger squad-level water purifier devices, and investigating desalination filter/pump devices for emergency-use purposes.

Major Customers

For the years ended December 31, 2014 and 2013, three customers accounted for 78% and 86%, respectively, of our revenues.

As of December 31, 2014 three customers accounted for 83% of our accounts receivable. As of December 31, 2013, two customers accounted for 97% of our accounts receivable.

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

We compete with other suppliers of End Stage Renal Disease (“ESRD”) therapies, supplies and services. These suppliers include Fresenius Medical Care AG, and Baxter, currently two of the primary machine manufacturers in hemodialysis. At present, Fresenius Medical Care AG and Baxter also manufacture HDF machines.

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

As of December 31, 2014, we have eighteen issued U.S. patents, one issued Eurasian patent, seven Mexican patents, four South Korean patents, three Russian patents, six Chinese patents, nine French patents, nine German patents, five Israeli patents, seven Italian patents, three Spanish patents, nine United Kingdom patents, fourteen Japanese patents, three Hong Kong patents, nine Canadian patents, one Australian patent, two patents in Brazil, one patent in Sweden and one patent in the Netherlands. Our issued U.S. patents expire between 2018 and 2027. In addition, we have three pending U.S. patent applications, four pending patent applications in Canada, five pending patent applications in the European Patent Office, two pending patent applications in Brazil, one pending patent application in China, four pending patent applications in Israel, two pending patent applications in India and one pending patent application in South Korea. Our pending patent applications relate to a range of dialysis technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance toxin removal.

Trademarks

As of December 31, 2014, we secured registrations of the trademarks CENTRAPUR, H2H,OLpūr and the Arrows Logo in the European Union. Applications for these trademarks are pending registration in the United States. We also have applications for registration of a number of other marks pending in the United States Patent and Trademark Office.

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

On August 11, 2011, we filed a 510(k) application with the FDA for clearance of our hemodiafiltration (HDF) system for end-stage renal disease. On April 30, 2012, we announced that 510(k) clearance was received from the FDA to market the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

On October 28, 2014, we announced that we received 510(k) clearance from the FDA to market our DSU-H and SSU-H Ultrafilters as medical devices for use in the hospital setting. The DSU-H and SSU-H Ultrafilters are intended to be used to filter EPA quality drinking water. The filters retain bacteria, viruses and endotoxin. By providing ultrapure water for patient washing and drinking, the filters aid in infection control. The filters also produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures and washing of a surgeon’s hands. The filters are not intended to provide water that can be used as a substitute for USP sterile water.

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

Regulatory Authorities in Regions Outside of the United States and the European Union

We also plan to sell our ESRD therapy products in foreign markets outside the United States which are not part of the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. Our ability to export into other countries may require compliance with ISO 13485, which is analogous to compliance with the FDA’s QSR requirements. In November 2007 and May 2011, the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, approved our OLpūr MD220 Hemodiafilter and our DSU, respectively, for marketing in Canada. Other than the CE marking and Canadian approval of our OLpūr MD220 Hemodiafilter and DSU products, we have not obtained any regulatory approvals to sell any of our products and there is no assurance that any such clearance or certification will be issued.

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

Employees

As of December 31, 2014, we employed a total of 8 employees, 7 of whom were full time and 1 who is employed on a part-time basis. We also have engaged 2 consultants on an ongoing basis. Of the 10 total employees and consultants, 3 are employed in a sales/marketing/customer support capacity, 3 in general and administrative and 4 in research and development.

Item 1A. Risk Factors

Risks Related to Our Company

If we are unable to maintain effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and the market price of our securities may be negatively affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to maintain internal control over financial reporting and to report any material weaknesses in such internal control. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We also are required to furnish a report by management on the effectiveness of our internal control over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to prepare and furnish such a report.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2014, we discovered that we had improperly accounted for our warrants as components of equity instead of as derivative liabilities, and our management and auditors determined that this resulted from a material weakness in internal control over financial reporting. This material weakness led to the need for the restatement of (i) our audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, including the cumulative effect as of January 1, 2009, and (ii) our unaudited condensed consolidated interim financial statements as of, and for each of the quarterly periods ended, March 31, June 30, and September 30, in the years 2014 and 2013.

If we are unable to maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

Our independent registered public accounting firm, in its audit report related to our financial statements for the fiscal year ended December 31, 2014, expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements included in this Annual Report on Form 10-K expressing doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, we will need to raise additional funds through either the licensing or sale of our technologies or the additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we would be materially adversely affected.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

As of December 31, 2014, we had an accumulated deficit of approximately $114,165,000, as a result of historical operating losses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

On October 30, 2013, we initiated a voluntary recall of our point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications. We initiated the voluntary recall of these POU filters because the FDA informed us that promotional materials for these non-medical water filtration products were determined to promote claims which constitute marketing the product as a medical device. In addition, we received reports from one customer of high bacterial counts that may be associated with the breakage of fiber in four filters. According to the reports received, one death and one infection may have occurred due to the failure mode associated with this voluntary recall. Investigation into these reports is ongoing. Prior to receiving the complaints mentioned previously, since we began marketing the products, we received 29 additional complaints of high bacterial counts that may be associated with the breakage of filter fiber. We have had no reports of adverse events associated with these 29 complaints. We have recalled all production lots of these POU filters, and are also requesting that customers remove and discard certain labeling/promotional materials for the products. We initiated the voluntary recall of the DSU in-line ultrafilter because the FDA informed us that promotional materials for these non-medical water filtration products were determined to promote claims which constitute marketing the product as a medical device. We are requesting that customers remove and discard certain labeling/promotional materials for the product.

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

We cannot assure you that our products will prove to be safe or that there will not be product-related deaths or serious injuries or product malfunctions, which could trigger recalls, class action lawsuits and other events that could cause us to incur significant expenses, limit our ability to market our products and generate revenues from such products or cause us reputational harm.

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

In order to commercialize our products, we need to be able to produce them in a cost-effective way on a large scale to meet commercial demand, while maintaining extremely high standards for quality and reliability. The extent to which we fail to successfully commercialize our products will limit our ability to be profitable.

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

If we cannot develop adequate distribution, customer service and technical support networks, then we may not be able to market and distribute our products effectively and/or customers may decide not to order our products. In either case, our sales and revenues will suffer.

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

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. We have obtained a Conformité Européene, or CE, mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (collectively, “European Community”), for our OLpūr mid dilution hemodiafilter series product and our Dual Stage Ultrafilter (“DSU”). We have not yet obtained the CE mark for any of our other products. On April 30, 2012, we announced that we received clearance from the FDA to market our OLpūr MD220 Hemodiafilter and OLpūr H2H Module for use with a hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of chronic renal failure patients. We have not begun to broadly market these products and are actively seeking a commercialization partner in the U.S.

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

We do not currently meet all of the requirements for initial listing of our Common Stock on a registered stock exchange. Our Common Stock is quoted on the OTCQB. Trading in our Common Stock on the OTCQB has been very limited. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our Common Stock, and our Common Stock may be less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes. There is no guarantee that we will ever become listed on the Nasdaq Capital Market, or any other exchange, or that a liquid trading market for our Common Stock will develop.

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

In the two years ended December 31, 2014, our Common Stock has traded at prices ranging from a high of $1.71 to a low of $0.30 per share. Due to the lack of an active trading market for our Common Stock, you should expect the prices at which our Common Stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our Common Stock. These include, but are not limited to:

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

In addition, the stock market in general, and the market for medical technology companies in particular, has experienced extreme price and volume fluctuations in recent years that might have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors might seriously harm the market price of our Common Stock, regardless of our operating performance. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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

Our directors, executive officers and Lambda control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of April 14, 2015, our directors, executive officers and Lambda, our largest stockholder, beneficially owned approximately 50% of our outstanding Common Stock, representing approximately 60% on a fully-diluted basis. As a result of this ownership, Lambda has the ability to exert significant influence over our policies and affairs, including the election of directors. Lambda, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Lambda, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Lambda in any matter put before the stockholders may differ from those of any other stockholder.

Future sales of our Common Stock could cause the market price of our Common Stock to decline.

The market price of our Common Stock could decline due to sales of a large number of shares in the market, including sales of shares by Lambda or any other large stockholder, or the perception that such sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of Common Stock. Future sales of our Common Stock by stockholders could depress the market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our U.S. facilities are located at 41 Grand Avenue, River Edge, New Jersey, 07661 and consist of approximately 4,688 square feet of space.  The term of the rental agreement is for one year commencing December 1, 2014 with a monthly cost of approximately $8,800. We use these facilities to house our corporate headquarters and research facilities.

Our facilities in Europe are currently located at A5 Clonlara Avenue, Baldonnell Business Park, Dublin, Ireland, and consist of approximately 500 square feet of space.  The lease agreement was entered into on July 1, 2010. The lease term is renewable for 6 month terms with a 2 month notice to discontinue, on a rolling basis.  Our monthly cost is 500 Euro (approximately $700).

We use these facilities to house our accounting, operations and customer service departments.

We believe our current facilities will be adequate to meet our needs. We do not own any real property for use in our operations or otherwise.

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

Quarter Ended	High	Low
March 31, 2013	$1.49	$0.73
June 30, 2013	$1.25	$0.63
September 30, 2013	$1.71	$0.85
December 31, 2013	$1.25	$0.31
March 31, 2014	$0.75	$0.30
June 30, 2014	$1.29	$0.35
September 30, 2014	$1.19	$0.76
December 31, 2014	$1.00	$0.61

As of March 20, 2015, there were approximately 35 holders of record and approximately 1,000 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any other equity security during the year ended December 31, 2014 which was not registered under the Securities Act of 1933, as amended.

 Issuer Repurchases of Equity Securities

There were no repurchases of our Common Stock during the fourth quarter of 2014.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

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

Restatement

In this Form 10-K, we are restating (i) our audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, including the cumulative effect as of January 1, 2009, and (ii) our unaudited condensed consolidated interim financial statements as of, and for each of the quarterly periods ended, March 31, June 30, and September 30, in the years 2014 and 2013.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2014, our management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, “Contracts in Entity’s Own Equity.”  ASC Subtopic 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including common stock purchase warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Subtopic 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, our audit committee, in consultation with management and after discussion with Withum Smith+Brown PC, our independent registered public accounting firm, concluded that our warrants are not indexed to our common stock in the manner contemplated by ASC Section 815-40-15 because the transactions that would trigger the Anti-Dilution Adjustment Provision are not inputs to the fair value of the warrants. As a result, we should have classified the warrants as derivative liabilities as of January 1, 2009, the date which ASC Section 815-40-15 was effective. Under this accounting treatment, we are required to measure the fair value of the warrants at the end of each reporting period beginning with the year ended December 31, 2009, with a cumulative effect presented as of January 1, 2009, and recognize changes in the fair value for all periods beginning with January 1, 2009 in our operating results for the current period.

The Company’s financial statements as of January 1, 2009 and for the years ended December 31, 2009 to 2013 (the “Prior Financial Statements”), were audited by Rothstein Kass, an independent registered public accounting firm. Though it still exists, Rothstein Kass has ceased practicing public accounting and is therefore no longer able to re-audit the Prior Financial Statements. The report of Withum Smith+Brown PC regarding the audit of our financial statements as of and for the year ended December 31, 2014, included in this Annual Report on Form 10-K includes a statement that such firm has only been engaged to audit the adjustments required by the restatement of the Prior Financial Statements, and not the Prior Financial Statements taken as a whole, as to which it expresses no opinion.

Our accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis (“HD”). We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular water purification.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. We are currently evaluating any impact the adoption of ASU 2014-15 might have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” related to the presentation requirements for debt issuance costs and debt discount and premium. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. We do not believe that the adoption of ASU 2015-03 will have a significant impact on our consolidated financial statements.

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements included in this Form 10-K which expressed doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring operating losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies require the application of significant judgments and estimates.

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

We are recognizing the remaining deferred revenue under the Bellco license agreement on a straight line basis over the remaining eighty-four month expected obligation period which ends on December 31, 2021. Any difference between payments received and recognized revenue is reported as deferred revenue.

Deferred revenue on the accompanying December 31, 2014 consolidated balance sheet is approximately $487,000 and is related to the Bellco license agreement. We have recognized approximately $2,589,000 of revenue related to this license agreement to date and approximately $834,000 for the year ended December 31, 2014, resulting in $487,000 being deferred over the remainder of the expected obligation period. We amortize the deferred revenue monthly over the expected obligation period which ends on December 31, 2021. As a result, expected revenue to be recognized will be approximately $70,000 in each of the next seven years.

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

Warrants

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants that allow for cash settlement or provide for modification of the warrant exercise price under certain conditions are accounted for as derivative liabilities. We classify derivative warrant liabilities on the balance sheet as a liability, which is revalued using a binomial options pricing model at each balance sheet date subsequent to the initial issuance. A binomial options pricing model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. The changes in fair value of the derivative warrant liabilities resulting from their remeasurement at each balance sheet date are recorded in current period earnings.

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

Results of Operations (restated)

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

The Fiscal Year Ended December 31, 2014 Compared to the Fiscal Year Ended December 31, 2013 (restated)

Revenues

Total revenues for the year ended December 31, 2014 were approximately $1,748,000 compared to approximately $1,740,000 for the year ended December 31, 2013.  Total revenues increased approximately $8,000, or 0.5%. An increase of approximately $123,000 related to the Bellco license agreement was offset by a decrease in water filter sales of $115,000. The decrease in water filter sales is primarily related to a decrease in water filter units sold partially offset by an increase in average selling price.

Cost of Goods Sold

Cost of goods sold was approximately $549,000 for the year ended December 31, 2014 compared to approximately $898,000 for the year ended December 31, 2013. The decrease of approximately $349,000, or 39%, in cost of goods sold was primarily related to an increase in inventory reserves related to the recall of our point of use and DSU ultrafilters that we announced in October 2013. Inventory reserves increased approximately $210,000 during the year ended December 31, 2013, $203,000 of which was a result of the October 2013 voluntary product recall. For the year ended December 31, 2014, inventory reserves increased approximately $59,000, a decrease compared to 2013 of $151,000. The cost of goods sold related to water filter sales decreased by approximately $64,000 due to lower water filter sales. In addition, included in cost of goods sold for the year ended December 31, 2013 was approximately $151,000 related to additional costs as a result of the product recall. Partially offsetting these decreases was an additional $17,000 in costs of goods sold for the year ended December 31, 2014 related to the Medica royalty payments which began in the second quarter of fiscal year 2014.

Research and Development

Research and development expenses were approximately $781,000 and $867,000, respectively, for the years ended December 31, 2014 and December 31, 2013. This decrease of approximately $86,000, or 10%, is primarily due to lower stock compensation expense of approximately $48,000. The decrease in stock compensation expense is related to restricted stock awards granted to employees during the year ended December 31, 2013. The remainder of the decrease in research and development expenses is due to a decrease of approximately $38,000 in project costs primarily related to our OLpūr H2H Module.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $217,000 for the year ended December 31, 2014 compared to approximately $223,000 for the year ended December 31, 2013, representing a decrease of 3%.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses were approximately $2,870,000 for the year ended December 31, 2014 compared to approximately $3,069,000 for the year ended December 31, 2013, representing a decrease of $199,000 or 7%. The decrease is primarily due to a decrease in personnel costs of approximately $205,000 related to the absence of a chief financial officer in the year ended December 31, 2014 , a decrease of approximately $156,000 in legal and professional services and a decrease in stock compensation of approximately $36,000, partly offset by an increase in SG&A expenses of approximately $129,000 as a result of increased regulatory and quality system management resource costs due to the product recall and an increase in board of directors’ fees of approximately $89,000.

Interest Expense

The table below summarizes interest expense for the years ended December 31, 2014 and 2013:

	2014	2013
Interest related to August 2014 senior secured note	$63,000	$-
Interest related to November 2013 senior secured note	37,000	24,000
Interest related to February 2013 senior secured note	-	47,000
Amortization of debt discount – August 2014 senior secured note	178,000
Amortization of debt discount – November 2013 senior secured note	142,000	53,000
Amortization of debt discount – February 2013 senior secured note	-	204,000
Interest – outstanding payables due to a vendor	61,000	21,000
Other	2,000	2,000
Total interest expense	$483,000	$351,000

Change in Fair Value of Warrant Liability

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify certain warrants as liabilities at their fair value and adjust the warrant liability to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations and comprehensive income (loss). The fair value of such warrants issued have been estimated using a binomial options pricing model. For the years ended December 31, 2014 and 2013, the change in fair value of the warrant liability was an increase of approximately $4,277,000 and a decrease of approximately $5,020,000, respectively.

Other Income/Expense

Other income of approximately $58,000 for the year ended December 31, 2014 is due to foreign currency gains.

Other expense, net, of approximately $33,000 for the year ended December 31, 2013 is primarily due to other expenses of approximately $36,000 related to foreign currency transaction losses and approximately $14,000 of expenses related to the May 2013 rights offering warrant modification.  These expenses were partially offset by other income of approximately $17,000, which consisted primarily of a refund of $15,000 received as a result of the Steris agreement termination.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2014 and 2013.

Liquidity and Capital Resources (restated)

The following table summarizes our liquidity and capital resources as of December 31, 2014 and 2013 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and capital resources	2014	2013
Cash	$1,284	$579
Other current assets	400	409
Working capital (deficit)	437	(2,511)
Stockholders’ deficit	(5,681)	(3,719)

Our future liquidity sources and requirements will depend on many factors, including:

•	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

•	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

•	the continued progress in, and the costs of, clinical studies and other research and development programs;

•	the costs involved in filing and enforcing patent claims and the status of competitive products; and

•	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

•	for the marketing and sales of our water-filtration products;

•	to pursue business development opportunities with respect to our chronic renal treatment system; and

•	for working capital purposes.

We operate under an Investment, Risk Management and Accounting Policy adopted by our board of directors. Such policy limits the types of instruments or securities in which we may invest our excess funds: U.S. Treasury Securities; Certificates of Deposit issued by money center banks; Money Funds by money center banks; Repurchase Agreements; and Eurodollar Certificates of Deposit issued by money center banks. This policy provides that our primary objectives for investments shall be the preservation of principal and achieving sufficient liquidity to meet our forecasted cash requirements. In addition, provided that such primary objectives are met, we may seek to achieve the maximum yield available under such constraints.

At December 31, 2014, we had an accumulated deficit of approximately $114,165,000, and we expect to incur additional operating losses from operations in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue.

On February 19, 2014, we entered into the First Amendment to License Agreement (the “First Amendment”), with Bellco, which amends the License Agreement, entered into as of July 1, 2011.  Pursuant to the First Amendment, both parties agreed to extend the term of the License Agreement through December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include Sweden, Denmark, Norway, Finland, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at our discretion, result in conversion of the license to non-exclusive status. We have agreed to reduce the fixed royalty payment payable to us for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay us a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $2.40) per unit; thereafter, €1.25 (approximately $1.71) per unit.  In addition, we received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that we pursue a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, we will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.

On April 23, 2012, we entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica, an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with our filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, we granted to Medica an exclusive license under our intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, we agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $1,000,000) for the years 2012, 2013 and 2014, respectively. In the year ended December 31, 2014, our aggregate purchase commitments totaled approximately €766,000 (approximately $900,000). For calendar years 2015 through 2022, annual minimum amounts will be mutually agreed upon between Medica and us. We have not yet finalized the annual minimum amount for calendar 2015. In exchange for the license, we paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013. As part of the agreement, we have granted to Medica 300,000 options to purchase our common stock which will vest over the first three years of the agreement.  As of September 2013, we have an understanding with Medica whereby we have agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.

As of the date of this Form 10-K, we expect that the proceeds from the December 2014 rights offering will allow us to fund our operations into the second quarter of fiscal year 2015.  This assumption excludes the impact of future cash receipts from operations.  Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, in connection with offerings of our common stock or through other means, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in our Company. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $2,495,000 for the year ended December 31, 2014 compared to approximately $3,583,000 for the year ended December 31, 2013. Although our net loss increased by approximately $8,693,000 during the year ended December 31, 2014 compared to the year ended December 31, 2013, the primary reason for the decrease was due to the noncash impact of the change in fair value of the warrant liability. The warrant liability increase by approximately $4,277,000 in the year ended December 31, 2014 compared to a decrease of approximately $5,020,000 in the year ended December 31, 2013.

Excluding the impact of the change in the fair value of the warrant liability, the net decrease of approximately $1,088,000 in cash used in operating activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 are highlighted below

•	during 2014, our deferred revenue decreased by approximately $216,000 compared to a decrease of approximately $711,000 during 2013 as a result of timing in recognition of revenue under the Bellco agreement; and

•	during 2013, license and supply fee payable decreased by $1,318,000;

•	during 2014, we recorded amortization of debt issuance costs of $320,000, whereas amortization of debt issuance costs in 2013 was $257,000;

Offsetting the above changes are the following items:

•	during 2014, our stock-based compensation expense, a non-cash expense, decreased by approximately $146,000 compared to 2013;

•	during 2014, we recorded an inventory reserve of approximately $59,000 compared to approximately $210,000, primarily a result of the product recall, in 2013;

•	during 2014, our accounts receivable decreased by approximately $11,000 compared to a decrease of approximately $820,000, primarily reflecting the collection of amounts related to the Bellco agreement., during 2013;

•	during 2014, our accounts payable and accrued expenses decreased by approximately $112,000 in the aggregate compared to an increase of approximately $98,000 during 2013;

•	as a result of changes in foreign currency rates, during 2014, we recognized a gain on foreign currency transactions of approximately $48,000 compared to a loss of approximately $26,000 during 2013;

Net cash provided by investing activities for the year ended December 31, 2013 was approximately $3,000 related to the sale of fully depreciated manufacturing equipment. There were no investing transactions in 2014.

Net cash provided by financing activities for the year ended December 31, 2014 of $3,203,000, net of equity issuance costs of approximately $276,000, resulted primarily from gross proceeds of $5.1 million related to the issuance of common stock related to the March 2014 rights offering and December 2014 rights offering, gross proceeds from the issuance of the August 2014 senior secured note of $1.75 million and approximately $15,000 of proceeds resulting from the exercise of warrants. Net cash provided by financing activities was partially offset by the repayment of the $1.75 million August 2014 senior secured note, repayment of the $1.5 million November 2013 senior secured note and payment of financing costs of approximately $178,000.

Net cash provided by financing activities for the year ended December 31, 2013 of $4,120,000, net of equity issuance costs of approximately $229,000, resulted primarily from gross proceeds of $3.0 million related to the issuance of common stock related to the May 2013 rights offering, gross proceeds from the issuance of the February 2013 senior secured note and the November 2013 senior secured note of $2.8 million and approximately $248,000 of proceeds resulting from the exercise of warrants. Net cash provided by financing activities was partially offset by the repayment of the $1.3 million February 2013 senior secured note and the payment of financing costs of $399,000.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2014:

	Payments Due in Period
	Total	Within 1 Year	Years 1 - 3	Years 4 - 5	More than 5 Years

Leases	$106,000	$104,000	$2,000	$-	$-
Employment Contracts (1)	175,000	175,000	-	-	-
Total	$281,000	$279,000	$2,000	$-	$-

(1) Represents amount payable under severance agreement for John C. Houghton, effective January 4, 2015. See Note 15, Subsequent Events, to the consolidated financial statements for further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

We have audited the accompanying consolidated balance sheet of Nephros, Inc. and Subsidiary (collectively, the “Company”), as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred negative cash flow from operations and recurring net losses since inception. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited the adjustments described in Note 2 that were applied to restate the consolidated financial statements as of and for the year ended December 31, 2013, and the adjustments described in Note 2 that were applied to restate selected amounts as of January 1, 2009, and as of and for each of the years ended December 31, 2009 to 2012 as indicated in Note 2 (collectively, the “Restatement Adjustments”), to correct an error. In our opinion, the Restatement Adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the consolidated financial statements as of January 1, 2009, or the consolidated financial statements as of and for each of the years ended December 31, 2009 to 2013, of the Company other than with respect to the Restatement Adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 through 2013 consolidated financial statements, taken as a whole. Those consolidated financial statements were audited by other auditors, Rothstein Kass.

/s/ Withum Smith+Brown PC

Morristown, New Jersey

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

We have audited, before the effects of the adjustments for the correction of the error described in Note 2, the accompanying consolidated balance sheet of Nephros, Inc. and Subsidiary (collectively, “the Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2013 (the 2013 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, except for the error in Note 2, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred negative cash flow from operations and net losses since inception. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of an error described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by WithumSmith+Brown, PC.

/s/ Rothstein Kass

Roseland, New Jersey

March 27, 2014

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2014	December 31, 2013 (restated)
ASSETS
Current assets:
Cash	$1,284	$579
Accounts receivable, net	110	122
Inventory, net	186	162
Prepaid expenses and other current assets	104	125
Total current assets	1,684	988
Property and equipment, net	1	7
Other assets, net of accumulated amortization	1,684	1,894
Total assets	$3,369	$2,889
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Senior secured note payable, net of debt discount of $142 at December 31, 2013	$-	$1,358
Accounts payable	835	1,073
Accrued expenses	342	365
Deferred revenue, current portion	70	703
Total current liabilities	1,247	3,499
Warrant liability	7,386	3,109
Long-term portion of deferred revenue	417	-
Total liabilities	9,050	6,608

Commitments and Contingencies

Stockholders’ deficit:

Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2014 and 2013; no shares issued and outstanding at December 31, 2014 and 2013.	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at December 31, 2014 and 2013; 30,391,513 and 18,082,043 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	30	18
Additional paid-in capital	108,382	102,983
Accumulated other comprehensive income	72	74
Accumulated deficit	(114,165)	(106,794)
Total stockholders’ deficit	(5,681)	(3,719)
Total liabilities and stockholders’ deficit	$3,369	$2,889

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2014	2013 (restated)
Net revenue:
Product revenues	$914	$1,029
Licensing revenues	834	711
Total net revenues	1,748	1,740

Cost of goods sold	549	898
Gross margin	1,199	842
Operating expenses:
Research and development	781	867
Depreciation and amortization	217	223
Selling, general and administrative	2,870	3,069
Total operating expenses	3,868	4,159
Loss from operations	(2,669)	(3,317)
Change in fair value of warrant liability	(4,277)	5,020
Interest expense	(483)	(351)
Gain on sale of equipment	-	3
Other income (expense), net	58	(33)
Net income (loss)	(7,371)	1,322
Other comprehensive loss, foreign currency translation adjustments	(2)	(2)
Total comprehensive income (loss)	$(7,373)	$1,320
Net income (loss) per common share, basic	$(0.31)	$0.08
Weighted average common shares outstanding, basic	23,817,184	15,624,999
Net loss per common share, diluted	$(0.31)	(0.18)
Weighted average common shares outstanding, diluted	23,817,184	20,760,410

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other		Equity
	Common Stock		Paid-in	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2012 (restated)	11,949,824	$12	$99,304	$76	$(108,116)	$(8,724)

Net income, as restated					1,322	1,322
Net unrealized losses on foreign currency translation, net of tax				(2)		(2)
Shareholder rights offering, net	5,000,000	5	2,766			2,771
Issuance of restricted stock	340,220					-
Exercise of warrants	791,999	1	247			248
Noncash stock-based compensation			652			652
Warrant modification			14			14
Balance, December 31, 2013 (restated)	18,082,043	$18	$102,983	$74	$(106,794)	$(3,719)

Net loss					(7,371)	(7,371)
Net unrealized losses on foreign currency translation, net of tax				(2)		(2)
Shareholder rights offerings, net	12,140,823	12	4,854			4,866
Issuance of restricted stock	132,077					-
Exercise of warrants	36,570		15			15
Noncash stock-based compensation			530			530
Balance, December 31, 2014	30,391,513	$30	$108,382	$72	$(114,165)	$(5,681)

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2014	2013 (restated)

Operating activities
Net income (loss)	$(7,371)	$1,322
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	6	9
Amortization of other assets	210	214
Non-cash stock-based compensation, including stock options and restricted stock	429	575
Change in fair value of warrant liability	4,277	(5,020)
Warrant inducement	-	14
Inventory reserve	59	210
Amortization of debt discount	320	257
Gain on disposal of property and equipment	-	(3)
(Gain)/loss on foreign currency transactions	(48)	26
(Increase) decrease in operating assets:
Accounts receivable	12	820
Inventory	(82)	(60)
Prepaid expenses and other current assets	21	(16)
Increase (decrease) in operating liabilities:
Accounts payable	(190)	(23)
Accrued expenses	78	121
License and supply agreement fee payable	-	(1,318)
Deferred revenue	(216)	(711)
Net cash used in operating activities	(2,495)	(3,583)

Investing activities
Proceeds from sales of property and equipment	-	3
Net cash provided by investing activities	-	3

Financing activities
Proceeds from issuance of common stock, net of equity issuance costs of $276 and $229, respectively	4,866	2,771
Proceeds from issuance of senior secured notes	1,572	2,800
Payment of financing costs	-	(399)
Proceeds from exercise of warrants	15	248
Payment of senior secured notes	(3,250)	(1,300)
Net cash provided by financing activities	3,203	4,120
Effect of exchange rates on cash	(3)	(8)
Net increase in cash	705	532
Cash, beginning of year	579	47
Cash, end of year	$1,284	$579

Supplemental disclosure of cash flow information
Cash paid for interest	$188	$54
Cash paid for taxes	$6	$2
Restricted stock issued to settle liability	$101	$77

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

The U.S. facilities, located at 41 Grand Avenue, River Edge, New Jersey, 07661, are used to house the Company’s corporate headquarters and research facilities.

Note 2 – Restatement of Previously Issued Financial Statements

In preparation of the Annual Report, the Company concluded it should correct its accounting related to the Company’s outstanding warrants that were originally issued in 2007 (the “2007 Warrants”). The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of these warrants, concluded that the 2007 Warrants should be accounted for as a derivative liability. The Company’s 2007 Warrants are not indexed to the Company’s common stock because the transactions that would trigger the Anti-Dilution Adjustment Provision are not inputs to the fair value of the warrants. As a result, we should have classified the 2007 Warrants as derivative liabilities as of January 1, 2009, the date which ASC Section 815-40-15 was effective. Under this accounting treatment, we are required to measure the fair value of the 2007 Warrants at the end of each reporting period beginning in the year ended December 31, 2009, with a cumulative effect presented as of January 1, 2009, and recognize changes in the fair value for all periods beginning with January 1, 2009 in our operating results for the current period.

The following table summarizes the effect of the restatement to the Company’s financial statements for (i) its audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, including the cumulative effect as of January 1, 2009, and (ii) its unaudited condensed consolidated interim financial statements as of, and for each of the quarterly periods ended, March 31, June 30, and September 30, in the years 2014 and 2013:

	(Amounts in 000s, except share and per share data)
	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of September 30, 2014 (unaudited)
Warrant Liability	$-	$7,116	$7,116
Additional Paid-in Capital	102,864	2,458	105,322
Accumulated Deficit	(103,348)	(9,573)	(112,921)

Three months ended September 30, 2014 (unaudited)
Change in fair value of warrant liability	-	3,428	3,428
Net income (loss)	(706)	3,428	2,723
Net income (loss) per share, basic	(0.03)	0.14	0.11
Net income (loss) per share, diluted	(0.03)	0.01	(0.02)
Weighted average common shares outstanding, diluted	25,238,412	8,252,777	33,491,189
Comprehensive income (loss)	(705)	3,429	2,724

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restatement of Previously Issued Financial Statements (continued)

	(Amounts in 000s, except share and per share data)
	As
	Previously		As
	Reported	Adjustments	Restated

Nine months ended September 30, 2014 (unaudited)
Change in fair value of warrant liability	-	(4,007)	(4,007)
Net loss	(2,120)	(4,007)	(6,127)
Net income (loss) per share, basic and diluted	(0.09)	(0.18)	(0.27)
Comprehensive loss	(2,121)	(4,007)	(6,128)

Balance sheet as of June 30, 2014 (unaudited)
Warrant Liability	-	10,544	10,544
Additional Paid-in Capital	102,761	2,458	105,219
Accumulated Deficit	(102,642)	(13,002)	(115,644)

Three months ended June 30, 2014 (unaudited)
Change in fair value of warrant liability	-	(4,685)	(4,685)
Net loss	(654)	(4,685)	(5,339)
Net loss per share, basic and diluted	(0.03)	(0.18)	(0.21)
Comprehensive loss	(655)	(4,685)	(5,340)

Six months ended June 30, 2014 (unaudited)
Change in fair value of warrant liability	-	(7,436)	(7,436)
Net loss	(1,414)	(7,436)	(8,850)
Net loss per share, basic and diluted	(0.06)	(0.34)	(0.40)
Comprehensive loss	(1,416)	(7,436)	(8,852)

Balance sheet as of March 31, 2014 (unaudited)
Warrant Liability	-	5,859	5,859
Additional Paid-in Capital	102,656	2,458	105,114
Accumulated Deficit	(101,988)	(8,317)	(110,305)

Three months ended March 31, 2014 (unaudited)
Change in fair value of warrant liability	-	(2,751)	(2,751)
Net loss	(760)	(2,751)	(3,511)
Net loss per share, basic and diluted	(0.04)	(0.15)	(0.19)
Comprehensive loss	(761)	(2,751)	(3,512)

Balance sheet as of December 31, 2013 (audited)
Warrant Liability	-	3,109	3,109
Additional Paid-in Capital	100,526	2,457	102,983
Accumulated Deficit	(101,228)	(5,566)	(106,794)

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restatement of Previously Issued Financial Statements (continued)

	(Amounts in 000s, except share and per share data)
	As
	Previously		As
	Reported	Adjustments	Restated

Year ended December 31, 2013 (audited)
Change in fair value of warrant liability	-	5,020	5,020
Net income (loss)	(3,698)	5,020	1,322
Net income (loss) per share, basic	(0.24)	0.32	0.08
Net income (loss) per share, diluted	(0.24)	0.06	(0.18)
Weighted average common shares outstanding, diluted	15,624,999	5,135,411	20,760,410
Comprehensive income (loss)	(3,700)	5,020	1,320

Balance sheet as of September 30, 2013 (unaudited)
Warrant Liability	-	7,776	7,776
Additional Paid-in Capital	100,391	2,457	102,848
Accumulated Deficit	(100,053)	(10,234)	(110,287)

Three months ended September 30, 2013 (unaudited)
Change in fair value of warrant liability	-	(1,797)	(1,797)
Net loss	(611)	(1,797)	(2,408)
Net loss per share, basic and diluted	(0.03)	(0.11)	(0.14)
Comprehensive loss	(611)	(1,797)	(2,408)

Nine months ended September 30, 2013 (unaudited)
Change in fair value of warrant liability	-	352	352
Net income (loss)	(2,523)	352	(2,171)
Net income (loss) per share, basic and diluted	(0.17)	0.02	(0.15)
Comprehensive loss	(2,525)	352	(2,173)

Balance sheet as of June 30, 2013 (unaudited)
Warrant Liability	-	5,980	5,980
Additional Paid-in Capital	100,191	2,457	102,648
Accumulated Deficit	(99,442)	(8,437)	(107,879)

Three months ended June 30, 2013 (unaudited)
Change in fair value of warrant liability	-	(608)	(608)
Net loss	(671)	(608)	(1,279)
Net loss per share, basic and diluted	(0.05)	(0.05)	(0.10)
Comprehensive loss	(673)	(608)	(1,281)

Six months ended June 30, 2013 (unaudited)
Change in fair value of warrant liability	-	2,149	2,149
Net income (loss)	(1,912)	2,149	237
Net income (loss) per share, basic	(0.14)	0.16	0.02
Net income (loss) per share, diluted	(0.14)	0.04	(0.10)
Weighted average common shares outstanding, diluted	14,556,050	5,150,160	19,706,210
Comprehensive income (loss)	(1,914)	2,149	235

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restatement of Previously Issued Financial Statements (continued)

	(Amounts in 000s, except share and per share data)
	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of March 31, 2013 (unaudited)
Warrant Liability	-	5,372	5,372
Additional Paid-in Capital	96,988	2,457	99,445
Accumulated Deficit	(98,772)	(7,830)	(106,602)

Three months ended March 31, 2013 (unaudited)
Change in fair value of warrant liability	-	2,756	2,756
Net income (loss)	(1,242)	2,756	1,514
Net income (loss) per share, basic	(0.10)	0.23	0.13
Net income (loss) per share, diluted	(0.10)	0.03	(0.07)
Weighted average common shares outstanding, diluted	12,009,285	5,624,075	17,633,360
Comprehensive income (loss)	(1,242)	2,756	1,514

Balance sheet as of December 31, 2012 (audited)
Warrant Liability	-	8,129	8,129
Additional Paid-in Capital	96,847	2,457	99,304
Accumulated Deficit	(97,530)	(10,586)	(108,116)

Year ended December 31, 2012 (audited)
Change in fair value of warrant liability	-	(3,361)	(3,361)
Net loss	(3,262)	(3,361)	(6,623)
Net loss per share, basic and diluted	(0.29)	(0.30)	(0.59)
Comprehensive loss	(3,262)	(3,361)	(6,596)

Balance sheet as of December 31, 2011 (audited)
Warrant Liability	-	5,096	5,096
Additional Paid-in Capital	95,630	2,129	97,759
Accumulated Deficit	(94,268)	(7,225)	(101,493)

Year ended December 31, 2011 (audited)
Change in fair value of warrant liability	-	(4,638)	(4,638)
Net loss	(2,360)	(4,638)	(6,998)
Net loss per share, basic and diluted	(0.27)	(0.54)	(0.81)
Comprehensive loss	(2,333)	(4,638)	(6,971)

Balance sheet as of December 31, 2010 (audited)
Warrant Liability	-	458	458
Additional Paid-in Capital	91,979	2,129	94,108
Accumulated Deficit	(91,908)	(2,587)	(94,495)

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restatement of Previously Issued Financial Statements (continued)

	(Amounts in 000s, except share and per share data)
	As
	Previously		As
	Reported	Adjustments	Restated

Year ended December 31, 2010 (audited)
Change in fair value of warrant liability	-	5,813	5,813
Net income (loss)	(1,933)	5,813	3,880
Net income (loss) per share, basic and diluted	(0.93)	2.79	1.86

Balance sheet as of December 31, 2009 (audited)
Warrant Liability	-	6,272	6,272
Additional Paid-in Capital	91,815	2,129	93,944
Accumulated Deficit	(89,975)	(8,400)	(98,375)

Year ended December 31, 2009 (audited)
Change in fair value of warrant liability	-	(10,056)	(10,056)
Net loss	(2,026)	(10,056)	(12,082)
Net loss per share, basic and diluted	(1.06)	(5.26)	(6.32)

Balance sheet as of January 1, 2009 (audited)
Warrant Liability	-	2,107	2,107
Additional Paid-in Capital	90,375	(3,763)	86,612
Accumulated Deficit	(87,949)	1,656	(86,293)

Historically, the Company had generated net losses thus its basic and diluted earnings per share calculations were based upon the same weighted average shares due to the anti-dilution effect. Certain periods above were restated to reflect net income. As such, the diluted earnings per share calculation for those periods are calculated based upon the treasury stock method as follows:

	(restated)	(restated)	(restated)
	For the three months	For the year	For the six months
	ended September 30,	ended December 31,	ended June 30,
(amounts in 000s, except share and per share data)	2014	2013	2013

Loss per share – Basic:
Numerator for basic income (loss) per share	$2,723	$1,322	$237
Denominator for basic income (loss) per share	25,238,412	15,624,999	14,556,050
Basic income (loss) per common share	$0.11	$0.08	$0.02

Loss per share – Diluted:
Numerator for diluted income (loss) per share	$2,723	$1,322	237
Adjust: Fair value of dilutive warrants outstanding	(3,429)	(5,020)	(2,149)
Numerator for diluted income (loss) per share	$(706)	(3,698)	(1,912)

Denominator for basic income (loss) per share	25,238,412	15,624,999	14,556,050
Plus: Incremental shares underlying warrants outstanding	8,252,777	5,135,411	5,150,160
Denominator for diluted income (loss) per share	33,491,189	20,760,410	19,706,210
Diluted income (loss) per common share	$(0.02)	$(0.18)	$(0.10)

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restatement of Previously Issued Financial Statements (continued)

	(restated)	(restated)
	For the three months	For the year
	ended March 31,	ended December 31,
(amounts in 000s, except share and per share data)	2013	2010

Loss per share – Basic:
Numerator for basic income (loss) per share	$1,514	$3,880
Denominator for basic income (loss) per share	12,009,285	2,087,068
Basic income (loss) per common share	$0.13	$1.86

Loss per share – Diluted:
Numerator for diluted income (loss) per share	$1,514	$3,880
Adjust: Fair value of dilutive warrants outstanding	(2,756)	-
Numerator for diluted income (loss) per share	$(1,242)	$3,880

Denominator for basic income (loss) per share	12,009,285	2,087,068
Plus: Incremental shares underlying warrants outstanding	5,624,075	-
Denominator for diluted income (loss) per share	17,633,360	2,087,068
Diluted income (loss) per common share	$(0.07)	$1.86	(1)

(1)The impact of assumed exercise of warrants is not included because all of the warrants outstanding were “out of the money” during this period.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nephros International Limited.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses, during the reporting period. Actual results could differ materially from those estimates.  Included in these estimates are assumptions about the valuation of the warrant liability, the collection of accounts receivable, value of inventories, useful life of fixed assets and intangible assets, and assumptions used in determining stock compensation such as expected volatility and risk-free interest rate. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The Company has incurred significant losses from operations in each quarter since inception. In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2014 and 2013. To become profitable, the

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Company must increase revenue substantially and achieve and maintain positive gross and operating margins. If the Company is not able to increase revenue and gross and operating margins sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

On December 18, 2014, the Company completed a rights offering which resulted in gross proceeds of $3.0 million. See Note 12, Stockholders’ Deficit, for a more detailed discussion of the rights offering. The Company repaid the August 29, 2014 senior secured note issued to Lambda Investors LLC (“Lambda”) in the principal amount of $1.75 million with a portion of the proceeds from the rights offering. For a more detailed discussion of the terms of the August 2014 senior secured note, see Note 8, Senior Secured Notes.

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

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash.

Major Customers

For the years ended December 31, 2014 and 2013, three customers accounted for 78% and 86%, respectively, of the Company’s revenues. As of December 31, 2014 three customers accounted for 83% of the Company’s accounts receivable. As of December 31, 2013, two customers accounted for 97% of the Company’s accounts receivable

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses.  There was an allowance for doubtful accounts of approximately $1,000 at December 31, 2014. There was no allowance for doubtful accounts at December 31, 2013.  There was no allowance for sales returns at December 31, 2014 or 2013.  There were no write offs of accounts receivable to bad debt expense during 2014 or 2013.

Inventory

The Company engages third parties to manufacture and package inventory held for sale, takes title to certain inventory once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventory consists of finished goods held at the manufacturers’ facilities, and are valued at the lower of cost or market using the first-in, first-out method.

The Company’s inventory reserve requirements are based on factors including the products’ expiration date and estimates for the future sales of the product. If estimated sales levels do not materialize, the Company will make adjustments to its assumptions for inventory reserve requirements.

In March 2014, the Company requested the closeout of its October 2013 voluntary product recall.  The Company destroyed the respective product in April 2014.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

Patents

The Company has filed numerous patent applications with the United States Patent and Trademark Office and in foreign countries. All costs and direct expenses incurred in connection with patent applications have been expensed as incurred and are included in Selling, General and Administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

Property and Equipment, net

Property and equipment, net is stated at cost less accumulated depreciation.  These assets are depreciated over their estimated useful lives of three to seven years using the straight line method.

Impairment for Long-Lived Assets

The Company adheres to Accounting Standards Codification (“ASC”) Topic 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. An estimate of the asset’s fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable market value. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2014 and December 31, 2013.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. See Note 4 for information on the fair value of derivative liabilities.

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

Deferred revenue was approximately $487,000 and $703,000 on the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively, and is related to the License Agreement with Bellco. The Company has recognized approximately $2,589,000 of revenue related to this license agreement to date, including approximately $834,000 for the year ended December 31, 2014, resulting in $487,000 being deferred over the remainder of the expected obligation period (see Note 14). The Company recognized approximately $711,000 of revenue related to this license agreement for the year ended December 31, 2013.

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as cost of goods sold and were approximately $4,000 and $5,000 for the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

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

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants that allow for cash settlement or provide for anti-dilution of the warrant exercise price under certain conditions are accounted for as derivative liabilities. The Company classifies derivative warrant liabilities on the balance sheet as a liability, which is revalued using a binomial options pricing model at each balance sheet date subsequent to the initial issuance. A binomial options pricing model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. The changes in fair value of the derivative warrant liabilities are remeasured at each balance sheet date and the resulting changes in fair value are recorded in current period earnings.

Amortization of Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with ASC 835, which allows that costs paid directly to the issuer of the notes be reported in the balance sheet as a debt discount and amortized over the term of the associated debt. Debt issuance costs associated with the senior secured note issued to Lambda on August 29, 2014 were $178,000. All of these costs, in addition to the remaining unamortized debt issuance costs related to the senior secured note issued to Lambda on November 12, 2013 of $142,000, were amortized as of December 31, 2014 and are included in interest expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014.

Total debt issuance costs recorded during the year ended December 31, 2013 were approximately $399,000. Approximately $195,000 and $204,000, respectively, were associated with the senior secured notes issued to Lambda on February 4, 2013 and November 12, 2013. Of the total debt issuance costs amortized as of December 31, 2013, approximately $53,000 and $204,000, respectively, were related to the senior secured notes issued to Lambda on February 4, 2013 and November 12, 2013 and are included in interest expense on the consolidated statements of operations and comprehensive loss.

Other Income (Expense), net

Other income of approximately $58,000 for the year ended December 31, 2014 is due to foreign currency transaction gains.

Other expense, net, of approximately $33,000 for the year ended December 31, 2013 is primarily due to other expenses of approximately $36,000 related to foreign currency transaction losses and approximately $14,000 related to the May 2013 rights offering warrant modification.  These expenses were partially offset by other income of approximately $17,000, which consisted primarily of a refund of $15,000 received as a result of the Steris agreement termination.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

ASC Topic 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return.  ASC 740 utilizes a two-step approach for evaluating uncertain tax positions.  Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.  Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.  The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2011.  During the years ended December 31, 2014 and 2013, the Company recognized no adjustments for uncertain tax positions.  However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

Net Income (loss) per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the number of weighted average common shares issued and outstanding.  Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	December 31,
	2014	2013
Shares underlying options outstanding	2,472,234	2,410,134
Shares underlying warrants outstanding	16,752,915	5,081,023
Unvested restricted stock	132,077	75,450

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

Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)). The Company’s other comprehensive income (loss) consists only of foreign currency translation adjustments.

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (continued)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating any impact the adoption of ASU 2014-15 might have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” related to the presentation requirements for debt issuance costs and debt discount and premium. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company does not believe that the adoption of ASU 2015-03 will have a significant impact on its consolidated financial statements.

Note 4 – Financial Instruments

The Company’s 2007 Warrants are recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in changes in fair value of warrant liability in the Company’s consolidated statement of operations and comprehensive income (loss) in each subsequent period. The Company utilizes a binomial options pricing model to value the 2007 Warrants.

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The estimated fair value of the 2007 Warrants is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Financial Instruments (continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2014:
Warrant liability	$-	$-	$7,386	$7,386

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013:
Warrant liability	$-	$-	$3,109	$3,109

The Company has issued warrants to purchase common stock that are measured at fair value on a recurring basis using unobservable inputs or available market data in a binomial options pricing model to support the fair value (Level 3). A reconciliation of the warrant liability is as follows (in thousands):

2007 Warrants
Balance at January 1, 2013	$8,129
Decrease in fair value of warrant liability	(5,020)
Balance at December 31, 2013	$3,109
Increase in fair value of warrant liability	4,277
Balance at December 31, 2014	$7,386

The following table summarizes the calculated aggregate fair values of the warrants, along with the assumptions utilized in each calculation:

	2014	2013
Calculated aggregate value	$7,386	$3,109
Weighted average exercise price	$0.30	$0.40
Closing price per share of common stock	$0.79	$0.42
Volatility	165.6%	103.5%
Weighted average remaining expected life (years)	5.2	5.0
Risk-free interest rate	1.8%	1.6%
Dividend yield	-	-

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Inventory

The Company’s inventory components as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Total gross inventory, finished goods	$297,000	$527,000
Less: inventory reserve	(111,000)	(365,000)
Total inventory	$186,000	$162,000

Note 6 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Prepaid insurance premiums	$70,000	$70,000
Security deposit	21,000	21,000
Other	13,000	34,000
Prepaid expenses and other current assets	$104,000	$125,000

Note 7 - Property and Equipment, Net

Property and equipment as of December 31, 2014 and 2013 was as follows:

		December 31,
	Life	2014	2013
Manufacturing equipment	3-5 years	$599,000	$599,000
Research equipment	5 years	37,000	37,000
Computer equipment	3-4 years	59,000	59,000
Furniture and fixtures	7 years	39,000	39,000
Property and equipment, gross		734,000	734,000
Less: accumulated depreciation		733,000	727,000
Property and equipment, net		$1,000	$7,000

Depreciation expense for each of the years ended December 31, 2014 and 2013 was approximately $6,000 and $9,000, respectively.

During 2013, the Company sold fully depreciated equipment totaling approximately $3,000 which is reflected as gain on sale of equipment on the consolidated statements of operations and comprehensive loss.

Note 8 – Senior Secured Notes

On August 29, 2014, the Company issued a senior secured note to Lambda, in the principal amount of $1.75 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on February 28, 2015, at which time all principal and accrued interest was due. However, the Company paid all amounts due under the note on December 18, 2014 with the cash proceeds from the rights offering that closed in December 2014. In connection with the note, the Company incurred an 8%, or $140,000, sourcing/transaction fee with Lambda. In addition, the Company incurred additional legal fees and other expenses in connection with the note in the amount of $38,000 with Lambda. Those payments totaling $178,000 were initially reflected as a debt discount and amortized over the term of the note. For the year ended December 31, 2014, $178,000 is included in interest expense on the consolidated statements of operations and comprehensive loss.

On November 12, 2013, the Company issued a senior secured note to Lambda in the principal amount of $1.5 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on May 12, 2014, at which time all principal and accrued interest was due. However, the Company paid amounts due under the note on March 18, 2014 with the cash proceeds from the rights offering that closed in March 2014. In connection with the note, the Company incurred an 8%, or $120,000, sourcing/transaction fee with Lambda. In addition, the Company incurred additional legal fees and other expenses in connection with the note in the amount of $75,000 with Lambda. Those payments totaling $195,000 were made on November 12, 2013 and are reflected as a debt discount which was amortized over the term of the senior secured note. Approximately $142,000 and $53,000, respectively, are included in interest expense on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lambda is an affiliate of Wexford Capital LP, which is the managing member of Lambda. Arthur H. Amron, a director of the Company, is a partner and general counsel of Wexford Capital LP. Paul A. Mieyal, a director of the Company and currently its acting President, CEO and CFO, is also a Vice President of Wexford Capital LP.

Note 9 - Accrued Expenses

Accrued expenses as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Accrued legal	$145,000	$149,000
Accrued management bonus	50,000	81,000
Accrued directors’ compensation	36,000	-
Accrued stock transfer agent fees	27,000	-
Accrued accounting	23,000	-
Accrued interest	14,000	39,000
Accrued product recall	-	60,000
Accrued other	47,000	36,000
	$342,000	$365,000

Note 10 - Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2014	2013
U.S. federal statutory rate	35.00%	35.00%
Warrant liability	(23.70)%	(155.10)%
State & local taxes	5.02%	6.40%
Tax on foreign operations	0.20%	2.00%
State research and development credits	0.55%	(3.10)%
Other	(3.10)%	6.50%
Valuation allowance	(13.97)%	108.30%
Effective tax rate	-	-

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$27,935,165	$27,029,000
Research and development credits	1,118,389	1,096,000
Nonqualified stock option compensation expense	1,913,673	1,801,000
Other temporary book - tax differences	436,178	408,000
Total deferred tax assets	31,403,405	30,334,000
Valuation allowance for deferred tax assets	(31,403,405)	(30,334,000)
Net deferred tax assets	$-	$-

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Income Taxes (continued)

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

At December 31, 2014, the Company had Federal and New Jersey income tax net operating loss carryforwards of $92,928,000 and foreign income tax net operating loss carryforwards of $8,070,000. The Company also had Federal research tax credit carryforwards of $1,118,389 at December 31, 2014 and $1,096,000 at December 31, 2013. The Federal and New Jersey net operating loss carryforwards and Federal tax credit carryforwards will expire at various times between 2014 and 2026 unless utilized.

It is the Company’s policy to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 11 - Stock Plans, Share-Based Payments and Warrants

Stock Plans

In 2000, the Company adopted the Nephros 2000 Equity Incentive Plan. In January 2003, the Board of Directors adopted an amendment and restatement of the plan and renamed it the Amended and Restated Nephros 2000 Equity Incentive Plan (the “2000 Plan”), under which 106,538 shares of common stock had been authorized for issuance upon exercise of options granted.

As of December 31, 2014 there were no outstanding options under the 2000 Plan. On March 15, 2014, the 2,834 options outstanding as of December 31, 2013 expired.

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

As of December 31, 2014, 1,236,975 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between April 27, 2015 and February 5, 2024, and have vested or will vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2014, there were 2,054,799 shares available for future grants under the 2004 Plan. As of December 31, 2014, 903,709 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between April 26, 2015 and November 17, 2024, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

As of December 31, 2013, 1,028,509 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between April 27, 2015 and March 24, 2021, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years. At December 31, 2013, there were 2,407,318 shares available for future grants under the 2004 Plan. As of December 31, 2013, 715,692 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 11, 2014 and November 18, 2021, and vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

In addition, 331,550 options were issued in 2012 to the Company’s CEO per terms of his employment agreement and were outstanding as of December 31, 2014 and 2013.

Share-Based Payment

Expense is recognized, net of expected forfeitures, over the vesting period of the options. Stock based compensation expense recognized for the years ended December 31, 2014 and 2013 was approximately $421,000 and approximately $418,000, respectively.

Gerald J. Kochanski, Chief Financial Officer, Treasurer and Corporate Secretary of Nephros, Inc., resigned effective June 15, 2013. The Company agreed, in consideration of Mr. Kochanski providing certain consulting services to the Company, to extend the exercise period of his outstanding vested stock options from September 15, 2013 to March 14, 2014. The change in the terms under this modification did not result in any additional compensation expense. All of Mr. Kochanski’s vested stock options expired on March 14, 2014.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock Plans, Share-Based Payments and Warrants (continued)

The following table summarizes the option activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	2,294,714	$2.14
Options granted	237,315	0.64
Options forfeited or expired	(121,895)	3.27
Outstanding at December 31, 2013	2,410,134	1.28
Options granted	352,519	0.50
Options forfeited or expired	(290,419)	2.45
Outstanding at December 31, 2014	2,472,234	$0.96

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2014 and 2013:

	Shares	Weighted Average Exercise Price
Exercisable at December 31, 2013	1,385,199	$1.46
Vested and expected to vest at December 31, 2013	2,350,688	$1.29
Exercisable at December 31, 2014	1,679,392	$1.11
Vested and expected to vest at December 31, 2014	2,426,249	$1.04

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2014	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable as of December 31, 2014	Weighted Average Exercise Price

$0.33 - $2.60	2,460,284	8.57	$0.91	1,667,441	$0.92
$15.40 - $29.80	10,450	4.51	$21.89	10,450	$21.89
$51.40-$96.00	1,500	1.58	$64.47	1,500	$64.47

Total Outstanding	2,472,234		$0.96	1,679,392	$1.11

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock Plans, Share-Based Payments and Warrants (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2014	2013
Stock Price Volatility	129.8%	129.8%
Risk-Free Interest Rates	1.86%	1.36%
Expected Life (in years)	5.84	5.91
Expected Dividend Yield	0%	0%

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

The total fair value of options vested during the fiscal year ended December 31, 2014 was approximately $507,000. The total fair value of options vested during the fiscal year ended December 31, 2013 was approximately $519,000.

The weighted-average fair value of options granted in 2014 and 2013 is $0.45 and $0.56, respectively. The aggregate intrinsic value of stock options outstanding at December 31, 2014 is $241,000 and of stock options vested or expected to vest is approximately $235,000. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 7.5 years.

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

As of December 31, 2014, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $504,000 and will be amortized over the weighted-average remaining requisite service period of 1.9 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the year end December 31, 2014 and 2013:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	-	$-
Granted	398,227	0.73
Vested	(264,770)	0.71
Forfeited	(58,007)	0.88
Nonvested at December 31, 2013	75,450	0.66
Granted	132,077	0.86
Vested	(75,450)	0.66
Nonvested at December 31, 2014	132,077	$0.86

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock Plans, Share-Based Payments and Warrants (continued)

Total stock-based compensation expense for the restricted stock was approximately $109,000 for the year ended December 31, 2014 and is included in Selling, General and Administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. Any additional stock-based compensation related to non-employee directors will be recorded to stock-based compensation expense. As of December 31, 2014, there was approximately $8,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next four months.

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event that subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price. The Company classifies derivative warrant liabilities on the balance sheet as a long-term liability, which is measured to fair value at each balance sheet date subsequent to the initial issuance of the stock warrant.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2014 and 2013:

Total Outstanding Warrants

Title of Warrant	Date Issued	Expiry Date	Exercise Price	Total Common Shares Issuable as December 31,
				2014	2013
Liability-classified warrants
2007 Warrants - Lambda	11/14/2007	3/21/2019	$0.30	11,742,100	8,806,575
				11,742,100	8,806,575

Equity-classified warrants
July 2009 Warrants	7/24/2009	7/24/2014	$22.40	-	33,629
Shareholder Rights Offering Warrants	3/10/2011	3/10/2016	$0.40	2,228,238	2,264,817
March 2011 Lambda Warrants	3/10/2011	3/21/2019	$0.40	2,782,577	2,782,577
				5,010,815	5,081,023
Total				16,752,915	13,887,598

The weighted average exercise price of the outstanding warrants was $0.33 for December 31, 2014 and $0.45 for December 2013.

Following the issuance of the August 2014 senior secured note, Lambda’s existing warrants to purchase 11,742,100 shares that remain outstanding were amended to expire on March 21, 2019.

As a result of the March 2014 rights offering, the full ratchet anti-dilution protection for Class D warrants held by Lambda was triggered. The respective warrants are now exercisable for 11,742,100 shares of common stock at an exercise price of $0.30 per share compared to the 8,806,575 shares of common stock and $0.40 exercise price prior to the rights offering.

Warrants exercised during 2014 and 2013

During the twelve months ended December 31, 2014, 791,278 warrants were exercised, resulting in proceeds of approximately $15,000 and the issuance of 36,570 shares of the Company’s common stock.

In connection with the May 2013 rights offering, the Company temporarily reduced the exercise price for its warrants issued in March 2011 from $0.40 per share to $0.30 per share. The Company determined that this inducement was a modification of equity instruments and, therefore, an incremental fair value of the inducement was determined using the Black-Scholes option pricing model.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock Plans, Share-Based Payments and Warrants (continued)

During the period that the May 2013 rights offering was open, warrant holders exercised 14,879,708 warrants, issued in March 2011, for 687,793 shares of common stock, resulting in gross proceeds of approximately $206,000 to the Company. The incremental fair value of the inducement recorded in the year ended December 31, 2013 was approximately $14,000.

Additionally, during the twelve months ended December 31, 2013, 2,254,500 warrants were exercised outside the period that the May 2013 rights offering was open, resulting in proceeds of approximately $42,000 and the issuance of 104,206 shares of the Company’s common stock.

In addition, 9 and 374 common shares, respectively, were not issued as a result of warrant exercises for the years ended December 31, 2014 and 2013 due to rounding.

Note 12 – Stockholders’ Deficit

December 2014 Rights Offering

On October 20, 2014, the Company filed a Registration Statement on Form S-1 in connection with a $3 million rights offering.  On November 4, 2014, the Company’s Registration Statement on Form S-1 related to the Rights Offering was declared effective by the SEC.

The December 2014 rights offering commenced on November 10, 2014 and expired on December 15, 2014.  All of the Company’s stockholders and warrant holders were eligible to participate in the rights offering on a pro rata basis based upon their proportionate ownership of the Company’s common stock on a fully-diluted basis.  Pursuant to the rights offering, the Company distributed to holders of its common stock and/or warrants one non-transferable subscription right for each share of common stock, and each share of common stock underlying a warrant, held as of November 5, 2014.  Each right entitled the holder to purchase 0.11901 of a share of the Company’s common stock at a subscription price of $0.60 per share.  The Company rounded up any fractional shares to the nearest whole share.

On December 18, 2014, the Company completed a rights offering which resulted in the issuance of 5,000,000 shares for gross proceeds of $3.0 million. The aggregate net proceeds were approximately $1.1 million, after deducting the repayment of the $1.75 million August 2014 senior secured note, plus $64,000 of accrued interest thereon, issued to Lambda, and an aggregate of $75,000 for reimbursement of Lambda’s legal fees incurred in connection with the August 2014 senior secured note and the rights offering.

March 2014 Rights Offering

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Stockholders’ Deficit (continued)

May 2013 Rights Offering

On March 4, 2013, the Company filed a Registration Statement on Form S-1 in connection with a $3 million rights offering.  On April 17, 2013, the Company’s Registration Statement on Form S-1 related to the May 2013 rights offering was declared effective by the SEC.

The May 2013 rights offering commenced on April 17, 2013 and expired on May 17, 2013.  All of the Company’s stockholders and warrant holders were eligible to participate in the Rights Offering on a pro rata basis based upon their proportionate ownership of the Company’s common stock on a fully-diluted basis.  Pursuant to the May 2013 rights offering, the Company distributed to holders of its common stock and/or warrants one non-transferable subscription right for each share of common stock, and each share of common stock underlying a warrant, held as of April 4, 2013.  Each right entitled the holder to purchase 0.18776 of a share of the Company’s common stock at a subscription price of $0.60 per share.  The Company rounded up any fractional shares to the nearest whole share.

On May 22, 2013, the Company completed its May 2013 rights offering which resulted in the issuance of 5,000,000 shares for gross proceeds of $3.0 million.  The aggregate net proceeds were approximately $1.4 million, after deducting the repayment of the $1.3 million February 2013 senior secured note, plus $46,800 of accrued interest thereon, issued to Lambda, the payment of an 8% sourcing transaction fee of $104,000 with respect to the February 2013 senior secured note and an aggregate of $100,000 for reimbursement of Lambda’s legal fees incurred in connection with the February 2013 senior secured note and the May 2013 rights offering. Those payments totaling $204,000 are reflected as amortization of debt discount.

Note 13 - 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company matches 100% of the first 3% and 50% of the next 2% of employee contributions to the 401(k) Plan. The Company contributed and expensed $43,000 and $46,000 in 2014 and 2013, respectively.

Note 14 - Commitments and Contingencies

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies (continued)

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $880,000) for the years 2012, 2013 and 2014, respectively. In the year ended December 31, 2014, the Company’s aggregate purchase commitments totaled approximately €766,000 (approximately $900,000). For calendar years 2015 through 2022, annual minimum amounts will be mutually agreed upon between Medica and the Company. The annual minimum amount for calendar 2015 has not been finalized. In exchange for the license, the Company paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013.

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 2 under Stock-Based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the consolidated balance sheet is approximately $1,684,000, net of $566,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $210,000 and $214,000 have been charged to amortization expense for the years ended December 31, 2014 and 2013, respectively, on the consolidated statement of operations and comprehensive loss. Approximately $210,000 of amortization expense will be recognized in each of the years ended December 31, 2015 through 2022. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

The Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.

Contractual Obligations

The Company had an operating lease that expired on November 30, 2014 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $8,000. On August 27, 2014, the Company signed a one year lease extension for the same office space which will expire on November 30, 2015 with a monthly cost of approximately $8,800 beginning December 1, 2014.

The lease agreement for the facilities in Europe was entered into on July 1, 2010. The lease term is renewable for 6 month terms with a 2 month notice to discontinue, on a rolling basis.  The monthly cost is 500 Euro (approximately $600).

 Rent expense for the years ended December 31, 2014 and 2013 totaled $117,000 and $116,000, respectively.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies (continued)

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2014:

	Payments Due in Period
	Total	Within 1 Year	Years 1 - 3	Years 4 - 5	More than 5 Years

Leases	$106,000	$104,000	$2,000	$-	$-
Employment Contracts (1)	175,000	175,000	-	-	-
Total	$281,000	$279,000	$2,000	$-	$-

(1) Represents amount payable under severance agreement for John C. Houghton, effective January 4, 2015. See Note 15, Subsequent Events, for further discussion.

Product Recall

On October 30, 2013, the Company filed a Current Report on Form 8-K announcing the voluntary recalls of its point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications.  As a result, the Company recalled all production lots of its POU filters, and also requested that customers remove and discard certain labeling/promotional materials for the products.  In addition, the Company also requested, for the DSU in-line ultrafilter, that customers remove and discard certain labeling/promotional materials for the product.  These voluntary recalls did not affect the Company’s dialysis products.  The consolidated financial statements for the year ended December 31, 2013 included product revenues and cost of goods sold adjustments of approximately $216,000 and $110,000, respectively, reflecting estimates of the financial impact of product recalled to the Company.  The recall and the related circumstances could subject the Company to claims or proceedings by consumers, the FDA or other regulatory authorities which may adversely impact the Company’s sales and revenues.  The Company destroyed the respective product in April 2014.

Note 15 - Subsequent Events

On January 4, 2015, the Board of Directors appointed Daron Evans, a member of the Board, to serve as Chairman of the Board. Also on January 4, 2015, the Board of Directors appointed Paul A. Mieyal, a member of the Board, to serve as the Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary of the Company. Dr. Mieyal succeeded John C. Houghton, whose separation of employment as President, Chief Executive Officer and Acting Chief Financial Officer of the Company was effective on January 4, 2015. In addition, Mr. Houghton resigned as a member of the Board, effective on January 4, 2015. The resignation as a member of the Board was not due to any disagreement by or with Mr. Houghton on any matter relating to the Company’s operations, policies or practices. In connection with his separation from employment with the Company, Mr. Houghton entered into a Separation Agreement and General Release (the “Agreement”). Pursuant to the Agreement, Mr. Houghton is entitled to six months severance and is permitted to exercise his vested unexpired stock options for ninety days following January 4, 2015. During the severance term, Mr. Houghton will be subject to customary non-competition, non-solicitation and confidentiality restrictions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our accountants during 2014 or 2013 reportable pursuant to this Item.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Acting Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Acting Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon this evaluation, the Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, due solely to the material weakness in our internal control over financial reporting described below in “Management's Report on Internal Control over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f ) and 15d-15(f ). Under the supervision of the Acting Chief Executive Officer and Acting Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.   Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014 as a result of a material weakness in controls related to the accounting for warrants as more fully described in Note 2 of the financial statements included herein including an insufficient number of resources in the accounting and finance department.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Our management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

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

Board Members

Name	Age (as of 3/31/15)	Director Since	Business Experience for the Last Five Years
Class I Directors – Term Expiring 2015
Arthur H. Amron	58	2007

Mr. Amron has served as a director of our company since September 2007. Mr. Amron is a Partner of Wexford Capital LP, an SEC-registered investment advisor and serves as its General Counsel. Mr. Amron also actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas, and has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. Mr. Amron has also served as a director of Rhino GP LLC, which is the general partner of Rhino Resource Partners LP, a publicly traded master limited partnership (NYSE - RNO), since October 2010. From 1991 to 1994, Mr. Amron was an Associate at Schulte Roth & Zabel LLP, specializing in corporate and bankruptcy law, and from 1984 to 1991, Mr. Amron was an Associate at Debevoise & Plimpton LLP specializing in corporate litigation and bankruptcy law. Mr. Amron holds a J.D. from Harvard University, a B.A. in Political Theory from Colgate University and is a member of the New York Bar. Among other experience, qualifications, attributes and skills, Mr. Amron’s legal training and experience in the capital markets, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Matthew Rosenberg	34	2014	Dr. Rosenberg has served as a director of our company since May 2014. Dr. Rosenberg is an accomplished professional with extensive healthcare public policy experience. He is the Founder and President of Opake as well as an active angel investor. Dr. Rosenberg was formerly at McKinsey & Company, a global management consulting firm, where he focused on the Healthcare Systems and Services Practice. Dr. Rosenberg specializes in driving impact for payors and providers through strategic, organizational and operational improvements, including managed care contracting, alternative reimbursement designs, and clinical operations improvement. Dr. Rosenberg received his A.B. in Economics from Harvard University and his M.D. from Yale University School of Medicine. Among other experience, qualifications, attributes and skills, Dr. Rosenberg’s medical background and healthcare policy experience led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Class II Directors – Term Expiring 2016

Paul A. Mieyal	45	2007	Dr. Mieyal has served as a director of our company since September 2007 and has served as our Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary since January 4, 2015. Dr. Mieyal also previously served as our Acting Chief Executive Officer from April 6, 2010 until April 20, 2012.Dr. Mieyal has been a Vice President of Wexford Capital LP since October 2006. From January 2000 through September 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer. Dr. Mieyal was a director of Nile Therapeutics, Inc., a publicly traded company, from September 2007 through November 2013. Dr. Mieyal received his Ph.D. in Pharmacology from New York Medical College, a B.A. in Chemistry and Psychology from Case Western Reserve University, and is a Chartered Financial Analyst. Among other experience, qualifications, attributes and skills, Dr. Mieyal’s pharmacology and chemistry education, his experience in investment banking in the healthcare industry, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Class III Directors – Term Expiring 2017

Daron Evans	41	2013

Mr. Evans is currently the Chairman of our Board of Directors. Mr. Evans is a life sciences executive with over 20 years of financial leadership and operational experience. Mr. Evans is currently Managing Director of PoC Capital, LLC, and a Director of Zumbro Discovery, an early stage company developing a novel therapy for resistant hypertension. Mr. Evans was most recently Chief Financial Officer of Nile Therapeutics, Inc., from 2007 until its merger with Capricor, Inc. in November 2013. From 2006 to 2007, he was Director of Business Assessment for Vistakon, a division of Johnson & Johnson Corp. From 2004 to 2006, he was Associate Director of Portfolio Management & Business Analytics at Scios, Inc. after its acquisition by Johnson & Johnson Corp. Mr. Evans was a co-founder of Applied Neuronal Network Dynamics, Inc. and served as its President from 2002 to 2004. From 1995 to 2002, Mr. Evans served in various roles at consulting firms Arthur D. Little and Booz Allen & Hamilton. Mr. Evans is the author of four U.S. patents. Mr. Evans received his Bachelor of Science in Chemical Engineering from Rice University, his Master of Science in Biomedical Engineering from a joint program at the University of Texas at Arlington and Southwestern Medical School and his MBA from the Fuqua School of Business at Duke University. Among other experience, qualifications, attributes and skills, Mr. Evans’s extensive operational and business development experience led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Lawrence J. Centella	74	2001	Mr. Centella has served as a director of our company since January 2001. Mr. Centella serves as President of Renal Patient Services, LLC, a company that owns and operates dialysis centers, and has served in such capacity since June 1998. From 1997 to 1998, Mr. Centella served as Executive Vice President and Chief Operating Officer of Gambro Healthcare, Inc., an integrated dialysis company that manufactured dialysis equipment, supplied dialysis equipment and operated dialysis clinics. From 1993 to 1997, Mr. Centella served as President and Chief Executive Officer of Gambro Healthcare Patient Services, Inc. (formerly REN Corporation). Prior to that, Mr. Centella served as President of COBE Renal Care, Inc., Gambro Hospal, Inc., LADA International, Inc. and Gambro, Inc. Mr. Centella is also the founder of LADA International, Inc. Mr. Centella received a B.S. from DePaul University. Among other experience, qualifications, attributes and skills, Mr. Centella’s extensive experience in managing companies engaged in the business of dialysis centers and equipment, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Executive Officers

We currently have no executive officers other than Paul A. Mieyal, who serves as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer.

On January 4, 2015, John C. Houghton separated from service with the Company as President, Chief Executive Officer and Acting Chief Financial Officer of the Company. Mr. Houghton also resigned as a member of the Board effective January 4, 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file. Based solely on a review of the copies of such forms received by us, or written representations from reporting persons, we believe that during fiscal year 2014, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements except as follows: (i) each of Messrs. Amron, Mieyal, and Centella did not timely file one Form 4 reporting a grant of stock options and restricted stock by the Board and (ii) Mr. Evans did not timely file one Form 4 related to shares issued to Mr. Evans upon exercise of nontransferable subscription rights in the March 2014 rights offering.

Code of Ethics and Business Conduct

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

Audit Committee

The Audit Committee is composed of Daron Evans (Chairman) and Lawrence J. Centella, neither of whom is our employee and each of whom has been determined by the Board of Directors to be independent under the Nasdaq listing standards. The purpose of the Audit Committee is to: (i) oversee accounting, auditing, and financial reporting processes; (ii) assess the integrity of our financial statements; (iii) ensure that our internal controls and procedures are designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) appoint and evaluate the qualifications and independence of our independent registered public accounting firm. The Audit Committee held four meetings in 2014.

The Board of Directors has determined that all Audit Committee members are financially literate under the current listing standards of Nasdaq. The Board also determined that Mr. Evans qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission, or SEC, rules adopted pursuant to the Sarbanes-Oxley Act of 2002 based on his extensive experience previously outlined.

Compensation Committee

During fiscal year 2014, the Compensation Committee was composed of directors Lawrence J. Centella (Chairman) and Paul A. Mieyal. Neither gentleman was our employee during fiscal year 2014; however, Dr. Mieyal served as Acting Chief Executive Officer from April 6, 2010 until April 20, 2012 and currently serves as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, as of January 4, 2015. The purpose of the Compensation Committee is to: (i) assist the Board in discharging its responsibilities with respect to compensation of our executive officers and directors; (ii) evaluate the performance of our executive officers; (iii) assist the Board in developing succession plans for executive officers; and (iv) administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee establishes the compensation of senior executives on an annual basis. The Compensation Committee held two meetings in 2014.

The Compensation Committee reviews and approves, on an annual basis, the corporate goals and objectives with respect to the compensation of our executive officers. The Compensation Committee evaluates, at least once a year, our executive officers’ performance in light of these established goals and objectives, and, based upon these evaluations, recommends to the full Board the annual compensation of such executive officers, including salary, bonus, incentive, and equity compensation. In reviewing and recommending the compensation of the executive officers, the Compensation Committee may consider the compensation awarded to officers of similarly situated companies, our performance, the individuals’ performance, compensation given to our executive officers in past years or any other fact that the Compensation Committee deems appropriate. The Chief Executive Officer does not participate in the discussions and processes concerning his own compensation and is not present during any discussions regarding his own compensation. The Compensation Committee also reviews and recommends to the full Board appropriate director compensation programs for service as directors and committee members. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as the Committee may deem appropriate.

Lawrence J. Centella and Paul A. Mieyal served as members of our Compensation Committee during all of 2014. Neither of these individuals was at any time during 2014 or at any other time an officer or employee of our company, except that Dr. Mieyal served as our Acting Chief Executive Officer until April 20, 2012, during which time he received no employee compensation or employee benefits from us, and Dr. Mieyal currently serves as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, as of January 4, 2015. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s Board of Directors or Compensation Committee.

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

The Board will consider stockholder recommendations of candidates when the recommendations are properly submitted. Stockholder recommendations should be submitted to us under the procedures discussed in “Procedures For Security Holder Submission of Nominating Recommendations” which is available on our website at www.nephros.com, by clicking on the Investor Relations link, then the Corporate Governance link. Written notice of any nomination must be timely delivered to Nephros, Inc., 41 Grand Avenue, River Edge, New Jersey 07661, Attention: Board of Directors, c/o Acting President, Chief Executive Officer and Chief Financial Officer.

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

Item 11. Executive Compensation

Executive Compensation

The following table sets forth all compensation earned in the fiscal years ended December 31, 2014 and 2013 by our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)3)	Total ($)
John C. Houghton	2014	$350,000	—	—-	$10,500	$37,784	$398,284
President, Chief Executive Officer and Acting Chief Financial Officer(4)	2013	$350,000	—	$47,040	$23,625	$31,652	$452,317

(1)	The amounts in this column reflect decisions approved by our Compensation Committee and are based on an analysis of the executive’s contribution to our company during fiscal years 2014 and 2013.

(2)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the option awards are set forth in Note 2 of the consolidated financial statements set forth elsewhere in this Annual Report.

(3)	See table below for details on “All Other Compensation.”

(4)	Mr. Houghton was appointed President and Chief Executive Officer effective April 20, 2012. On August 9, 2013, the Board of Directors of the Company appointed Mr. Houghton to also serve as the Company’s Acting Chief Financial Officer and Principal Financial and Accounting Officer. Mr. Houghton separated from service with the Company effective January 4, 2015.

All Other Compensation

Name	Year	Matching 401(k) Plan Contribution ($)	Health Insurance Paid by Company ($)	Life Insurance Paid by Company ($)	Total Other Compensation ($)
John C. Houghton	2014	$14,000	$20,520	$3,264	$37,784
	2013	$14,000	$15,732	$1,920	$31,652

Option and Restricted Stock Holdings and Fiscal Year-End Option and Restricted Stock Values

The following table shows information concerning unexercised options and unvested restricted stock awards outstanding as of December 31, 2014 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2014

Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#) (2)	Number of Securities Underlying Unexercised Options Unexercisable (#) (2)	Option Exercise Price ($)	Option Expiration Date(3)
John C. Houghton	April 20, 2012	464,063	210,938	0.95	4/20/22
John C. Houghton	July 3, 2012	227,941	331,550	1.89	7/3/22
John C. Houghton	May 23, 2013	9,375	28,125	0.71	5/23/23
John C. Houghton	February 5, 2014	—	35,000	0.71	5/23/23

(1)	For better understanding of this table, we have included an additional column showing the grant date of stock options.
(2)	As of December 31, 2014, stock options became exercisable in accordance with the vesting schedule below:

Name	Grant Date	Vesting
John C. Houghton	April 20, 2012	14,063 vest monthly until March 20, 2016
John C. Houghton	July 3, 2012	6,907 vest monthly until March 20, 2016
John C. Houghton	May 23, 2013	9,375 vest annually until May 23, 2017
John C. Houghton	February 5, 2014	8,750 vest annually until February 5, 2018

Effective January 4, 2015, in connection with the separation from service of John C. Houghton from all of his positions with the Company, all unvested options were forfeited. The total unvested and forfeited options equaled 605,613.

(3)	Effective January 4, 2015, in connection with the separation from service of John C. Houghton from all of his positions with the Company, the expiration date for all options was accelerated to April 4, 2015.

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

Agreement with Mr. John C. Houghton

Mr. Houghton’s employment with the Company ended January 4, 2015. In connection with his separation from employment with the Company, Mr. Houghton entered into a Separation Agreement and General Release (the “Agreement”). Pursuant to the Agreement, Mr. Houghton is entitled to six months severance (equal to six months of his then-current base salary, or a total of $175,000 and is permitted to exercise his vested unexpired stock options for ninety days following January 4, 2015. During the severance term, Mr. Houghton will be subject to customary non-competition, non-solicitation and confidentiality restrictions.

On April 20, 2012, we entered into an Employment Agreement, effective as of April 20, 2012, with Mr. Houghton (“Employment Agreement”). The Employment Agreement had a term of four years, ending on April 20, 2016. The Employment Agreement provided that Mr. Houghton’s annual base salary would be $350,000. Mr. Houghton was eligible to receive a target discretionary bonus of 30% of annual base salary, as determined by us. The targets with respect to the bonus for the year ending December 31, 2012 were mutually agreed upon between Mr. Houghton and the Compensation Committee of the Board within 60 days following April 20, 2012 and such bonus was appropriately prorated for such annual period. The targets for each subsequent annual period were to be mutually agreed upon at the beginning of each calendar year between Mr. Houghton and the Compensation Committee.

Upon execution of the Employment Agreement, we granted Mr. Houghton options to purchase 675,000 shares of our common stock pursuant to our 2004 Stock Incentive Plan (the “2004 Plan”). In addition, we were required to grant Mr. Houghton options to purchase an additional 331,550 shares of our common stock. The Employment Agreement further provided that, subject to Mr. Houghton meeting and maintaining the director eligibility requirements of the Board, Mr. Houghton would be nominated for election as a director at each stockholders meeting during his employment at which his term as a director would otherwise expire.

The Employment Agreement provides that upon the occurrence of a change in control (as defined in the Employment Agreement), all of Mr. Houghton’s unvested stock options would vest and become exercisable immediately and, unless all such options were cashed-out in the change in control transaction, would remain exercisable for a period of not less than 360 days (or the expiration of the stock option term, if sooner), regardless of whether Mr. Houghton’s employment was terminated in connection with such change in control transaction.

In the event that Mr. Houghton’s employment was terminated by us for “cause” (as defined in the Employment Agreement), then we would pay the earned but unpaid base salary for services rendered through the date of termination and any and all unvested stock options would automatically be cancelled and forfeited by Mr. Houghton as of the date of termination.

In the event that Mr. Houghton’s employment was terminated by reason of Mr. Houghton’s death, or by reason of Mr. Houghton’s resignation or retirement (as to which at least two weeks notice is required), then we would pay to Mr. Houghton only the earned but unpaid base salary for services rendered through the date of termination. Any and all unvested stock options will automatically be cancelled and forfeited as of the date of Mr. Houghton’s death, resignation or retirement.

If, as a result of Mr. Houghton’s incapacity due to physical or mental illness, we determined that Mr. Houghton had failed to perform his duties on a full time basis for either ninety (90) days within any three hundred sixty-five (365) day period or sixty (60) consecutive days, we could terminate his employment hereunder for “disability”. In that event, we would pay the earned but unpaid base salary for services rendered through such date of termination. Any and all unvested stock options would be cancelled as of the date of termination. During any period that Mr. Houghton failed to perform his duties as a result of incapacity due to physical or mental illness, he would continue to receive compensation and benefits provided by the Employment Agreement until his employment was terminated; provided, however, that the amount of compensation and benefits received during such period would be reduced by the aggregate amounts, if any, payable under our disability benefit plans and programs or under the Social Security disability insurance program. Additionally, the vesting of stock options would be tolled during such period and in the event of a termination of the Employment Agreement as a result of disability, any and all unvested stock options would automatically be cancelled and forfeited as of the date of termination.

In the event that Mr. Houghton’s employment was terminated by us prior to the expiration of the term of the Employment Agreement for any reason other than as described above or by Mr. Houghton for “good reason” (as defined in the Employment Agreement) any and all unvested stock options would automatically be cancelled and forfeited by Mr. Houghton as of the date of such termination (except as provided in a change in control), vested stock options would remain exercisable for ninety (90) days after the date of such termination or the expiration of the stock option term, if sooner (except as otherwise provided in the event of a change in control), and we would pay to Mr. Houghton any earned but unpaid base salary for services rendered through the date of termination and continuing payments of severance pay (less applicable withholding taxes) at a rate equal to his base salary rate, as then in effect, for a period equal to three (3) months (or, when Mr. Houghton has been employed for at least one (1) year, a period equal to six (6) months), to be paid periodically in accordance with our normal payroll policies; provided that if Mr. Houghton continued to be employed in any capacity by a successor entity following a change in control, the severance pay that would otherwise be payable would be reduced by the amount of base compensation and guaranteed bonus (if any) Mr. Houghton received in such capacity during or attributable to the severance term. Payment of any severance benefits would be subject to the execution by Mr. Houghton of a general release and an agreement to continue to be bound by certain provisions of the Employment Agreement relating to, among others, non-competition, non-solicitation and confidentiality.

Mr. Houghton was also subject to non-competition, non-solicitation and confidentiality covenants during the term of his employment.

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

401(k) Plan

We have established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, we began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. We contributed and expensed $43,000 and $46,000 in 2014 and 2013, respectively.

Director Compensation

For fiscal year 2014, our directors received a $20,000 annual retainer, $1,500 per meeting for each quarterly Board meeting attended and reimbursement for expenses incurred in connection with serving on our Board of Directors. The Chairman of the Board received an annual retainer of $30,000 and $1,800 per meeting for each quarterly Board meeting attended. The chairperson of our Audit Committee was paid a $10,000 annual retainer and $1,000 per meeting for meetings of the Audit Committee, with a maximum of eight meetings per year.

We grant each non-employee director who first joins our Board, immediately upon such director joining our Board, the number of options equal to the product of 0.0011 multiplied by the total number of outstanding shares of common stock of the Company on a fully-diluted basis. The exercise price per share will be equal to the fair market value price per share of our common stock on the date of grant. We will also grant annually to each non-employee director the number of options equal to the product of 0.0006 multiplied by the total number of outstanding shares of common stock of the company on a fully-diluted basis. The exercise price per share will be equal to the fair market value price per share of our common stock on the date of grant. These non-employee director options vest in three equal installments on each of the date of grant and the first and second anniversaries thereof.

Our executive officers do not receive additional compensation for service as directors if any of them so serve.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2014.

Non-Employee Director Compensation in Fiscal Year 2014

Name	Fees Earned or Paid in Cash	Restricted Stock Awards(1)	Option Awards(2)		Total
Arthur H. Amron(8)	$-0-	$21,840	$10,905	(3)	$32,745
Paul A. Mieyal(8)	$-0-	$21,840	$10,905	(4)	$32,745
Lawrence J. Centella	$-0-	$21,840	$10,9055)		$32,745
Daron Evans	$-0-	$37,147	$30,898	(6)	$68,045
Matthew Rosenberg	$-0-	$10,920	$34,151	(7)	$45,071

(1)	Director fees owed as of September 30, 2014 were paid in restricted stock awards in lieu of a cash payment.

(2)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 of the consolidated financial statements set forth elsewhere in this Annual Report.

(3)	Options granted for services rendered by Mr. Amron totaled 80,348 options at December 31, 2014.

(4)	Options granted for services rendered by Dr. Mieyal totaled 80,348 options at December 31, 2014.

(5)	Options granted for services rendered by Mr. Centella totaled 109,098 options at December 31, 2014.

(6)	Options granted for services rendered by Mr. Evans totaled 75,361 options at December 31, 2014.

(7)	Options granted for services rendered by Mr. Rosenberg totaled 48,864 options at December 31, 2014.

(8)	At the request of Messrs. Amron and Mieyal, their respective options and director fees were directed to Wexford Capital LP.

Compensation Committee Interlocks and Insider Participation

Lawrence J. Centella and Paul A. Mieyal served as members of our Compensation Committee during all of 2014. Neither of these individuals was at any time during 2014 or at any other time an officer or employee of our company, except that Dr. Mieyal served as our Acting Chief Executive Officer until April 20, 2012, during which time he received no employee compensation or employee benefits from us, and Dr. Mieyal currently serves as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, as of January 4, 2015. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors upon exercise of options or warrants. Our equity compensation plans as of December 31, 2014 consisted of our Amended and Restated Nephros 2000 Equity Incentive Plan and our Nephros, Inc. 2004 Stock Incentive Plan (the “Prior Plans”). All of our employees and directors were eligible to participate in the Prior Plans. The Prior Plans are both expired and no further equity is granted under the Prior Plans. Our Prior Plans were approved by our stockholders.

On March 26, 2015, our Board approved the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is not reflected in the table below.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders	2,140,684	$0.91	2,054,799
Equity compensation plans not approved by our stockholders(1)	331,550	$1.69	-
Total	2,472,184		2,054,799

(1)	On July 3, 2012, the Company granted Mr. Houghton an option to purchase 331,550 shares of common stock of the company, under a Non-qualified Stock Option Agreement, dated July 3, 2012, between Mr. Houghton and the Company, in connection with his appointment as the President and Chief Executive Officer. The terms of this Non-qualified Stock Option Agreement are substantially similar to the terms of the 2004 Stock Incentive Plan. The options granted to Mr. Houghton pursuant to this agreement vest in equal monthly installments over four years commencing on April 20, 2012, the date Mr. Houghton was appointed; provided that Mr. Houghton remains employed by the company at such time. In connection with the separation from service of John C. Houghton from all of his positions with the Company, all unvested options were forfeited on January 4, 2015.

Stock Ownership of Management and Principal Shareholders

The following table sets forth the beneficial ownership of our common stock as of April 14, 2015, by (i) each person known to us to own beneficially more than five percent (5%) of our common stock, based on such persons’ or entities’ filings with the SEC as of that date; (ii) each director and executive officer; and (iii) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Lambda Investors LLC(2)	29,990,870	60%
Arthur H. Amron(3)	145,373	*
Lawrence J. Centella(4)	246,959	*
John C. Houghton(5)	775,517	2%
Daron Evans(6)	167,518	*
Paul A. Mieyal(7)	145,373	*
Matthew Rosenberg(8)	622,271	1%
All executive officers and directors as a group(3) – (8)	1,728,014	3%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Applicable percentage ownership is based on 30,393,640 shares of common stock outstanding as of April 14, 2015, together with applicable options and warrants for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options and warrants exercisable on or within 60 days after April 14, 2015 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but not for computing the percentage ownership of any other person.

(2)	Based in part on information provided in a Form 4 filed on December 22, 2014. The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors, Wexford GP LLC, which is the General Partner of Wexford Capital LP, by Charles E. Davidson in his capacity as Chairman and managing member of Wexford Capital LP and by Joseph M. Jacobs in his capacity as President and managing member of Wexford Capital LP. The address of each of Lambda Investors LLC, Wexford Capital LP, Mr. Davidson and Mr. Jacobs is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. Each of Wexford Capital LP, Wexford GP LLC, Mr. Davidson and Mr. Jacobs disclaims beneficial ownership of the shares of Common Stock owned by Lambda Investors except, in the case of Mr. Davidson and Mr. Jacobs, to the extent of their respective interests in each member of Lambda Investors. Includes 11,742,100 shares issuable upon exercise of warrants held by Lambda Investors having an exercise price of $0.30 per share and 2,782,576 shares issuable upon exercise of warrants held by Lambda Investors having an exercise price of $0.40 per share. Lambda Investors is controlled by Wexford Capital LP. Arthur H. Amron, one of our directors, is a Partner and General Counsel of Wexford Capital LP. Paul A. Mieyal, one of our directors and our Acting President, Acting Chief Executive Officer, and Acting Chief Financial Officer, is a Vice President of Wexford Capital LP.

(3)	Mr. Amron’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. The shares identified as being beneficially owned by Mr. Amron consist of: (i) 73,891 shares of restricted stock granted under the 2004 Stock Incentive Plan; and (ii) 71,482 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 8,866 shares issuable upon the exercise of options which have been granted under our Stock Incentive Plans but will not vest within 60 days of April 14, 2015.

(4)	Mr. Centella’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Centella consist of: (i) 72,836 shares of common stock; (ii) 73,891 shares of restricted stock granted under the 2004 Stock Incentive Plan; and (iii) 100,232 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 8,866 shares issuable upon the exercise of options which have been granted under our Stock Incentive Plans but will not vest within 60 days of April 14, 2015.

(5)	Mr. Houghton’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Houghton consist of: (i) 66,254 shares of restricted stock granted under the 2004 Stock Incentive Plan; and (ii) 701,378 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan.

(6)	Mr. Evans’ address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Evans consist of: (i) 74,084 shares of common stock; and (ii) 50,241 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 25,120 shares issuable upon the exercise of options which have been granted under our Stock Incentive Plans but will not vest within 60 days of April 14, 2015.

(7)	Dr. Mieyal’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. The shares identified as being beneficially owned by Dr. Mieyal consist of: (i) 73,891 shares of restricted stock granted under the 2004 Stock Incentive Plan; and (ii) 71,482 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 8,866 shares issuable upon the exercise of options which have been granted under our Stock Incentive Plans but will not vest within 60 days of April 14, 2015.

(8)	Mr. Rosenberg’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Rosenberg consist of: (i) 202,000 shares of common stock; and (ii) 12,698 shares of restricted stock granted under the 2004 Stock Incentive Plan; and (iii) 32,576 shares issuable upon exercise of options granted under the 2004 Stock Incentive Plan. Does not include 16,288 shares issuable upon the exercise of options which have been granted under our Stock Incentive Plans but will not vest within 60 days of April 14, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On February 4, 2013, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $1.3 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on August 4, 2013, at which time all principal and accrued interest was due. However, the Company paid amounts due under the note, including all accrued interest thereon of $46,800, on May 22, 2013 with the cash proceeds from the May 2013 rights offering. In connection with the note, the Company paid Lambda Investors an 8%, or $104,000, sourcing/transaction fee. In addition, the Company paid Lambda Investors’ legal fees and other expenses incurred in connection with the note in the amount of $50,000 as well as Lambda Investors’ legal fees and other expenses incurred in connection with the May 2013 rights offering in the amount of $50,000. Those payments totaling $204,000 are reflected as amortization of debt discount.

On November 12, 2013, the Company issued a senior secured note to Lambda Investors LLC in the principal amount of $1.5 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on May 12, 2014, at which time all principal and accrued interest was due. However, the Company paid amounts due under the note, including all accrued interest thereon of $61,000, on March 18, 2014 with the cash proceeds from the March 2014 rights offering. In connection with the note, the Company paid Lambda Investors an 8%, or $120,000, sourcing/transaction fee. In addition, the Company paid Lambda Investors’ legal fees and other expenses incurred in connection with the note in the amount of $75,000. Those payments totaling $195,000 were made on November 12, 2013 and are reflected as a debt discount which is being amortized over the term of the senior secured note. Approximately $142,000 and $53,000, respectively, are included in interest expense on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013.

On August 29, 2014, the Company issued a senior secured note to Lambda, in the principal amount of $1.75 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on February 28, 2015, at which time all principal and accrued interest was due. However, the Company paid all amounts due under the note on December 18, 2014 with the cash proceeds from the rights offering that closed in December 2014. In connection with the note, the Company incurred an 8%, or $140,000, sourcing/transaction fee with Lambda. In addition, the Company incurred additional legal fees and other expenses in connection with the note in the amount of $38,000 with Lambda. Those payments totaling $178,000 were initially reflected as a debt discount and amortized over the term of the note. For the year ended December 31, 2014, $178,000 is included in interest expense on the consolidated statements of operations and comprehensive loss.

As of April 14, 2015, Lambda Investors is our largest stockholder and beneficially owns approximately 50% of our outstanding common stock and, on a fully-diluted basis, owns approximately 60% of our outstanding common stock. The warrants held by Lambda Investors have an exercise price of $0.30 or $0.40 per share and certain warrants have full ratchet anti-dilution protection. In connection with the August 2014 senior note, we agreed to extend the expiration date of the existing warrants held by Lambda Investors to March 21, 2019.

In connection with the February 2013 loan, the November 2013 loan and the August 2014 loan from Lambda Investors, we entered into registration rights agreements with Lambda Investors pursuant to which we will file a registration statement on Form S-1 covering the resale by Lambda Investors of the common stock underlying shares sold to Lambda Investors. Under these registration rights agreements, we will pay all of the expenses, including reasonable legal fees, of Lambda Investors in connection with such registration statement and resale of shares by Lambda Investors under such registration statement, which may be in an underwritten public offering. We will be obligated to use our reasonable best efforts to keep such registration statement continuously effective until such time as all the securities registered on such registration statement have been sold or are eligible for sale without restriction under the applicable securities laws.

The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors. Arthur H. Amron, a director of Nephros, is a partner and general counsel of Wexford Capital. Paul A. Mieyal, a director of Nephros and the current Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, is a vice president of Wexford Capital. During 2014 and 2013, at the request of Messrs. Amron and Mieyal, fees and options in the aggregate amount of approximately $65,490 and $45,752, respectively, earned in respect of services they rendered to the company were directed to Wexford Capital LP.

Director Independence

Our Board of Directors has determined that all of the current directors are “independent” within the meaning of the Nasdaq independence standard, other than Mr. Mieyal, who currently serves as the Company’s Acting President, CEO and CFO.

Item 14. Principal Accounting Fees and Services

On June 30, 2014, KPMG LLP acquired certain assets of Rothstein-Kass, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), the independent registered public accounting firm that had been engaged by Nephros, Inc. (the “Company”) as the principal accountant to audit the Company's consolidated financial statements. As a result of this transaction, Rothstein Kass resigned as the independent registered public accounting firm for the Company, effective June 30, 2014. The audit reports of Rothstein Kass on the Company's consolidated financial statements for the years ended December 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years ended December 31, 2013 and through the subsequent interim period preceding Rothstein Kass' resignation, the Company did not have any disagreements with Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Rothstein Kass, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. In addition, during the two most recent fiscal years ended December 31, 2013 and through the subsequent interim period preceding Rothstein Kass' resignation, no reportable events, as set forth in Item 304(a)(1)(v) of Regulation S-K, have occurred.

On July 7, 2014, the Audit Committee of the Company's Board of Directors approved the engagement of, and engaged, WithumSmith+Brown, PC (WS+B) as the Company's new principal independent certified public accountants to audit the Company's consolidated financial statements for the year ending December 31, 2014.

WS+B and before it, Rothstein Kass, our principal independent accountants, provided audit and non-audit services to the Company in 2014 and 2013, which are described below. WS+B conducted the year-end audit for the fiscal year ended December 31, 2014, while Rothstein Kass completed the prior year's audit. We have been advised by both WS+B and Rothstein Kass that neither that the two firms nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

Summary of Auditor Fees and Pre-Approval Policy

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by our registered independent public accounting firm. Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by WS+B during fiscal year 2014.

Audit Fees

Fees billed for audit services by WS+B totaled approximately $125,000 in connection with the June 30, 2014, September 30, 2014 interim reviews and the December 31, 2014 year-end audit. The audit fees for Rothstein Kass were approximately $125,000 for the year ended December 31, 2013 audit and interim reviews and approximately $15,000 for the quarter ended March 31, 2014.

Audit-Related Fees

During the year ended December 31, 2014, we were billed approximately $12,500 by WS+B for audit-related services in connection with the registration statement filings.

Our Audit Committee has considered whether, and determined that, the provision of the non-audit services rendered to us during 2014 was compatible with maintaining the independence of WS+B.

Tax Fees

There were no tax services provided by WS+B and Rothstein Kass for the years ended December 31, 2014 and 2013, respectively.

All Other Fees

We did not engage WS+B or Rothstein Kass to provide any information technology services or any other services during the fiscal years ended December 31, 2014 and 2013, respectively.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1)	Consolidated Financial Statements of Nephros, Inc.

Reports of independent registered public accounting firms.
Consolidated balance sheets as of December 31, 2014 and 2013 (as restated).
Consolidated statements of operations and comprehensive loss for the years ended December 31, 2014 and 2013 (as restated).
Consolidated statements of changes in stockholders’ deficit for the years ended December 31, 2014 and 2013 (as restated).
Consolidated statements of cash flows for the years ended December 31, 2014 and 2013 (as restated).
Notes to consolidated financial statements.

(b) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the Securities and Exchange Commission on August 5, 2005.

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007 (SEC File No. 001-32288).

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 13, 2007 (SEC File No. 001-32288).

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on November 13, 2007, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007 (SEC File No. 001-32288).

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on October 26, 2009, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-162781), filed with the Securities and Exchange Commission on October 30, 2009.

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 10, 2011, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2011.

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 11, 2011, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 16, 2011.

3.8	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2007 (SEC File No. 001-32288).

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the Securities and Exchange Commission on July 20, 2004.

4.4	Form of Class D Warrant, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2007 (SEC File No. 001-32288).

4.6	Form of Investor Warrant issued on July 24, 2009, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 14, 2009.

4.7	Form of Warrant Certificate, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the Securities and Exchange Commission on October 1, 2010.

4.8	Form of Warrant Agreement between Nephros, Inc. and Continental Stock Transfer & Trust Company, incorporated by reference to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-169728), filed with the Securities and Exchange Commission on November 8, 2010.

4.9	Form of Subscription Rights Certificate, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the Securities and Exchange Commission on October 1, 2010.

4.10	Form of Subscription Rights Certificate, incorporated by reference to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-199483 ), filed with the Securities and Exchange Commission on October 31, 2014.

4.11	Form of Subscription Agent Agreement, incorporated by reference to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-199483 ), filed with the Securities and Exchange Commission on October 31, 2014.

10.2	2004 Nephros Stock Incentive Plan, incorporated by reference to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the Securities and Exchange Commission on July 20, 2004. †

10.3	Amendment No. 1 to 2004 Nephros Stock Incentive Plan, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the Securities and Exchange Commission on August 5, 2005. †

10.4	Amendment No. 2 to the Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 13, 2007 (SEC File No. 001-32288).

10.12	Registration Rights Agreement, dated as of September 19, 2007, among Nephros and the Holders, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2007 (SEC File No. 001-32288).

10.13	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and Nephros, incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008 (SEC File No. 001-32288).

10.14	Lease Agreement between Nephros, Inc. and 41 Grand Avenue, LLC dated as of November 20, 2008, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008 (SEC File No. 001-32288).

10.16	Amendment No. 3 to the Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009 (SEC File No. 001-32288). †

10.18	Form of Registration Rights Agreement, dated as of September 30, 2010, by and between the Registrant and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the Securities and Exchange Commission on October 1, 2010.

10.19	Amendment No. 4 to the Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Nephros, Inc.’s 2011 Proxy Statement (Exhibit A), filed with the Securities and Exchange Commission on December 2, 2010. †

10.21	License Agreement, entered into as of July 1, 2011 by and between Nephros, Inc. and Bellco S.r.l., incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2011.

10.22	License and Supply Agreement dated as of April 23, 2012 between Nephros, Inc. and Medica S.p.A., incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2012.

10.23	Employment Agreement dated as of April 20, 2012 between Nephros, Inc. and John C. Houghton, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 26, 2012. †

10.24	Non-qualified Stock Option Agreement made as of July 3, 2012 by Nephros, Inc. and John C. Houghton, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012. †

10.25	Senior Secured Note, dated February 4, 2013, issued to Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the Securities and Exchange Commission on March 4, 2013.

10.26	Registration Rights Agreement, dated February 4, 2013, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the Securities and Exchange Commission on March 4, 2013.

10.27	Security Agreement, dated as of February 4, 2013, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the Securities and Exchange Commission on March 4, 2013.

10.28	Intellectual Property Security Agreement, dated as of February 4, 2013, made by Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the Securities and Exchange Commission on March 4, 2013.

10.29	First Amendment to Registration Rights Agreement, dated as of May 23, 2013, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2013.

10.30	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan dated June 14, 2013, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2013.

10.31	Senior Secured Note, dated November 12, 2013, issued to Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2013.

10.32	Registration Rights Agreement, dated November 12, 2013, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2013.

10.33	Security Agreement, dated as of November 12, 2013, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2013.

10.34	Intellectual Property Security Agreement, dated as of November 12, 2013, made by Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 14, 2013.

10.35	First Amendment to License Agreement, dated as of February 19, 2014, by and between Nephros, Inc. and Bellco S.r.l., incorporated by reference to Nephros, Inc’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2014.

10.36	First Amendment to Registration Rights Agreement, dated as of April 14, 2014, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

10.37	Senior Secured Note, dated August 29, 2014, issued to Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2014.

10.38	Registration Rights Agreement, dated August 29, 2014, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2014.

10.39	Security Agreement, dated as of August 29, 2014, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2014.

10.40	Intellectual Property Security Agreement, dated as of August 29, 2014, made by Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 3, 2014.

10.41	First Amendment to Registration Rights Agreement, dated as of September 23, 2014, by and between Nephros, Inc. and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 13, 2014.

14.1	Code of Ethics and Business Conduct, as amended on April 2, 2007, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 6, 2007 (SEC File No. 001-32288).

21.1	Subsidiaries of Registrant, incorporated by reference to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission on April 10, 2007 (SEC File No. 001-32288).

23.1	Consent of WithumSmith + Brown PC Independent Registered Public Accounting Firm. *

23.2	Consent of Rothstein Kass Independent Registered Public Accounting Firm. *

24.1	Power of Attorney. (included on the signature page)

31.1	Certification by the Acting Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Acting Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: April 15, 2015
	By:	/s/ Paul A. Mieyal

Name: Paul A. Mieyal
Title: Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Paul A. Mieyal, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul A. Mieyal	Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2015
Paul A. Mieyal

/s/ Arthur H. Amron	Director	April 15, 2015

Arthur H. Amron

/s/ Lawrence J. Centella	Director	April 15, 2015

Lawrence J. Centella

/s/ Daron Evans	Chairman, Director	April 15, 2015

Daron Evans

/s/ Matthew S. Rosenberg	Director	April 15, 2015

Matthew S. Rosenberg

