Form 10-Q
period 2015-09-30
NEPHROS INC
filed 2015-11-10
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

☐ YES        ☒ NO

 As of November 4, 2015, 45,025,803 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,813	$1,284
Accounts receivable, net	216	110
Inventory, net	665	186
Prepaid expenses and other current assets	85	104
Total current assets	2,779	1,684
Property and equipment, net	-	1
Other assets, net of accumulated amortization	1,526	1,684
Total assets	$4,305	$3,369

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$924	$835
Accrued expenses	154	342
Deferred revenue, current portion	70	70
Total current liabilities	1,148	1,247
Warrant liability	-	7,386
Long-term portion of deferred revenue	365	417
Total liabilities	1,513	9,050

Commitments and Contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at September 30, 2015 and December 31, 2014; 45,025,803 and 30,391,513 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	45	30
Additional paid-in capital	118,993	108,382
Accumulated other comprehensive income	72	72
Accumulated deficit	(116,318)	(114,165)
Total stockholders’ equity (deficit)	2,792	(5,681)
Total liabilities and stockholders’ equity (deficit)	$4,305	$3,369

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Product revenues	$274	$298	$1,323	$765
License and royalty revenues	46	193	110	641
Total net revenues	320	491	1,433	1,406
Cost of goods sold	154	175	626	423
Gross margin	166	316	807	983
Operating expenses:
Research and development	226	178	582	521
Depreciation and amortization	53	54	159	164
Selling, general and administrative	974	765	2,551	2,177
Total operating expenses	1,253	997	3,292	2,862
Loss from operations	(1,087)	(681)	(2,485)	(1,879)
Change in fair value of warrant liability	2,287	3,428	2,099	(4,007)
Warrant modification expense	(1,761)	-	(1,761)	-
Interest expense	(9)	(65)	(30)	(277)
Other income (expense)	(11)	41	24	36
Net income (loss)	(581)	2,723	(2,153)	(6,127)
Other comprehensive income (loss), foreign currency translation adjustments	1	1	-	(1)
Total comprehensive income (loss)	(580)	2,724	(2,153)	(6,128)
Net income (loss) per common share, basic	$(0.02)	$0.11	$(0.07)	$(0.27)
Net loss per common share, diluted	$(0.02)	$(0.02)	$(0.07)	$(0.27)
Weighted average common shares outstanding, basic	32,622,377	25,238,412	31,366,292	23,094,457
Weighted average common shares outstanding, diluted	32,622,377	33,491,189	31,366,292	23,094,457

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 (In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2014 (audited)	30,391,513	$30	$108,382	$72	$(114,165)	$(5,681)

Net loss					(2,153)	(2,153)
Issuance of common stock, net of equity issuance costs of $24	1,834,299	2	1,203			1,205
Issuance of common stock, net of commitment fee of $135	550,000	1	162			163
Issuance of restricted stock	389,151		174			174
Issuance of restricted stock to vendor	116,613		57			57
Exercise of warrants	11,744,227	12	8,799			8,811
Noncash stock-based compensation			216			216
Balance, September 30, 2015	45,025,803	$45	$118,993	$72	$(116,318)	$2,792

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(2,153)	$(6,127)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1	6
Amortization of other assets	158	158
Noncash stock-based compensation, including stock options and restricted stock	216	321
Shares issued for services rendered to vendors	47	-
Change in fair value of warrant liability	(2,099)	4,007
Warrant modification	1,761	-
Amortization of debt discount	-	173
Allowance for doubtful accounts	13
Inventory reserve	-	31
(Gain)/loss on foreign currency transactions	3	(40)
(Increase) decrease in operating assets:
Accounts receivable	(119)	(57)
Inventory	(479)	24
Prepaid expenses and other current assets	56	92
Increase (decrease) in operating liabilities:
Accounts payable	86	(125)
Accrued expenses	(14)	(104)
Deferred revenue	(52)	(23)
Net cash used in operating activities	(2,575)	(1,664)
Financing activities:
Proceeds from issuance of common stock	1,340	2,013
Proceeds from senior secured note	-	1,610
Proceeds from exercise of warrants	1,762	11
Payment of senior secured note	-	(1,500)
Net cash provided by financing activities	3,102	2,134
Effect of exchange rates on cash and cash equivalents	2	(2)
Net increase in cash	529	468
Cash, beginning of period	1,284	579
Cash, end of period	$1,813	$1,047
Supplemental disclosure of cash flow information
Cash paid for income taxes	$3	$6
Cash paid for interest	$34	$70

Supplemental disclosure of noncash financing activity
Issuance of common stock as commitment fee, net of amortization	$27	$-
Issuance of restricted stock for future services to be provided	$10	$-
Restricted stock issued to settle liability	$174	$-

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

Note 2 - Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International Limited (collectively, the “Company” or “Nephros”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company restated (i) its audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, including the cumulative effect as of January 1, 2009, and (ii) its unaudited condensed consolidated interim financial statements as of, and for each of the quarterly periods ended, March 31, June 30, and September 30, in the years 2014 and 2013. The restatement results from the Company's prior accounting for certain outstanding common stock purchase warrants originally issued in November 2007 as components of equity instead of as derivative liabilities. Accordingly, certain amounts as of and for the three and nine months ended September 30, 2014 presented herein reflect these previously restated amounts. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain reclassifications were made to the prior year’s amounts to conform to the 2015 presentation. All intercompany transactions and balances have been eliminated in consolidation.

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

NEPHROS, INC. AND SUBSIDIARY

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

On September 29, 2015, the Company issued 11,742,100 shares of common stock to Lambda Investors, LLC for warrants exercised and received approximately $1.76 million in cash proceeds. The exercise price for each warrant was $0.15. See Note 5 for further discussion.

On July 24, 2015, the Company entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to $5 million of the Company’s common stock. In connection with the Purchase Agreement, the Company issued to Lincoln Park 250,000 shares of common stock for no proceeds. Pursuant to the Purchase Agreement, in September 2015, the Company issued and sold 300,000 shares of common stock to Lincoln Park at a per share purchase price of $0.45, resulting in gross proceeds of $135,000. See Note 12 – Stockholders’ Equity (Deficit).

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

Note 3 - Concentration of Credit Risk

For the nine months ended September 30, 2015 and 2014, the following customers accounted for the following percentages of the Company’s revenues, respectively.

Customer	2015	2014
A	25%	25%
B	21%	-%
C	13%	9%
D	4%	46%

As of September 30, 2015 and December 31, 2014, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2015	2014
A	44%	22%
B	13%	25%
C	1%	35%

Note 4 - Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC“) Topic 605. Four basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 4 - Revenue Recognition (continued)

The Company recognizes revenue related to product sales when delivery is confirmed by its external logistics provider and the other criteria of ASC Topic 605 are met. Product revenue is recorded net of returns and allowances. All costs and duties relating to delivery are absorbed by the Company. Shipments for all products are currently received directly by the Company’s customers.

Deferred revenue on the accompanying September 30, 2015 condensed consolidated balance sheet is approximately $435,000 and is related to the Company’s License Agreement with Bellco (see Note 11), which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $2,641,000 of revenue related to the License Agreement to date and approximately $52,000 for the nine months ended September 30, 2015. The Company recognized approximately $641,000 of revenue related to this License Agreement for the nine months ended September 30, 2014. Revenue recognized in the nine months ended September 30, 2015 relates only to the upfront payment received in February 2014. All previously received payments related to the License Agreement were fully recognized as revenue as of December 31, 2014. Approximately $17,000 of revenue will be recognized in the remaining three months of fiscal year 2015 and approximately $70,000 of revenue will be recognized in each of the years ended December 31, 2016 through 2021. See Note 11, Commitments and Contingencies, for further discussion of the License Agreement with Bellco.

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

The Company had outstanding warrants originally issued in 2007 (the “2007 Warrants”) that were accounted for as a derivative liability until September 29, 2015 as they were fully exercised on this date. The 2007 warrants were classified as a liability because the transactions that would trigger the anti-dilution adjustment provision in the 2007 Warrants were not inputs to the fair value of the warrants. The 2007 Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in changes in fair value of warrant liability in the Company’s consolidated statement of operations and comprehensive income (loss) in each subsequent period. The Company utilized a binomial options pricing model to value the 2007 Warrants at each reporting period.

The estimated fair value of the 2007 Warrants as of September 29, 2015 and December 31, 2014 was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

At September 29, 2015 and December 31, 2014, the warrant liability was approximately $5,287,000 and $7,386,000, respectively and was categorized as a Level 3 financial instrument.

On the condensed consolidated statement of operations for the three month periods ended September 30, 2015 and 2014, the Company recorded income of approximately $2,287,000 and approximately $3,428,000, respectively, as a result of the change in fair value of the warrant liability. On the condensed consolidated statement of operations for the nine month periods ended September 30, 2015 and 2014, the Company recorded income of approximately $2,099,000 and expense of approximately $4,007,000, respectively, as a result of the change in fair value of the warrant liability.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 5 - Fair Value of Financial Instruments (continued)

The following table summarizes the calculated aggregate fair values of the warrants, along with the assumptions utilized in each calculation:

	September 29,	December 31,
	2015	2014
Calculated aggregate value	$5,287	$7,386
Weighted average exercise price	$0.30	$0.30
Closing price per share of common stock	$0.40	$0.79
Volatility	137%	136.9%
Weighted average remaining expected life (years)	4.2	5.0
Risk-free interest rate	1.4%	1.6%
Dividend yield	-	-

On September 29, 2015, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda Investors, LLC (“Lambda”). Pursuant to the Amendment, the Company agreed to reduce the current exercise price of the 2007 Warrants by 50%, to $0.15 per share, in exchange for Lambda’s agreement to exercise the 2007 Warrants in their entirety immediately following the modification. Upon exercise of the 2007 Warrants, the Company issued 11,742,100 shares of common stock to Lambda and received approximately $1.76 million in cash proceeds from Lambda. Following such exercise, no 2007 Warrants remain outstanding. The value of the 2007 Warrants as of September 29, 2015, after the modification, was approximately $7,048,000, calculated as intrinsic value with an expected term of zero. As a result, approximately $1,761,000 was recorded as warrant modification expense for the three and nine months ended September 30, 2015.

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

The Company granted stock options to purchase 2,496,848 shares of common stock during the nine months ended September 30, 2015 to employees. These stock options will be expensed over their respective applicable vesting periods, which are based on service and performance conditions. The fair value of all stock-based awards granted during the nine months ended September 30, 2015 was approximately $1,310,000.

The following assumptions were used for options granted for the nine months ended September 30, 2015:

Assumptions for Option Grants	Nine Months Ended September 30, 2015
Stock Price Volatility	122.8%
Risk-Free Interest Rates	1.55%
Expected Life (in years)	6.15
Expected Dividend Yield	-%

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 6 - Stock-Based Compensation (continued)

Stock-based compensation expense was approximately $205,000 and $318,000 for the nine months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015, approximately $189,000 and approximately $15,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2014, approximately $302,000 and approximately $16,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statements of operations.

There was no tax benefit related to expense recognized in the nine months ended September 30, 2015 and 2014, as the Company is in a net operating loss position. As of September 30, 2015, there was approximately $1,166,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $158,000 of the $1,166,000 of total unrecognized compensation will be recognized at the time that certain performance conditions are met. The remaining approximately $1,008,000 will be amortized over the weighted average remaining requisite service period of 3.7 years.  Such amount does not include the effect of future grants of equity compensation, if any.  Of the remaining approximately $1,008,000 of unrecognized compensation cost, the Company expects to recognize approximately 9% in the remaining interim period of 2015, approximately 32% in 2016, approximately 24% in 2017, approximately 23% in 2018, approximately 8% in 2019 and approximately 4% in 2020.

Restricted Stock

On September 9, 2015, the Company issued 389,151 shares of restricted stock as compensation for the services of non-employee directors. The grant date fair value of the outstanding restricted stock awards was approximately $195,000 and was based on the fair value of the common stock on the date of grant. Of the total grant date fair value of approximately $195,000, approximately $174,000 was related to services previously rendered. The remaining approximately $21,000 will be recognized ratably over the vesting period as the restrictions lapse six months from the date of grant.

On September 25, 2015, the Company issued 47,382 shares of restricted stock, with a grant date fair value of approximately $22,000, to Scratched Anchor, LLC for services rendered and to be rendered by Scratched Anchor, LLC through December 31, 2016. Expense related to services rendered as of September 30, 2015 was approximately $12,000 and is included in Selling, General and Administrative expenses for the nine months ended September 30, 2015. The restricted stock will vest on November 25, 2015. The remaining expense will be recognized in the three months ended December 31, 2015.

On July 9, 2015, the Company issued 69,231 shares of restricted stock, with a grant date fair value of approximately $45,000, to Proactive Capital Resources Group (“Proactive”) for services rendered and to be rendered by Proactive through November 17, 2015. Expense related to services rendered as of September 30, 2015 was included in Selling, General and Administrative expenses for the nine months ended September 30, 2015, with the remaining approximately $10,000 recorded as prepaid expense as of September 30, 2015. This restricted stock vested on August 7, 2015.

Total stock-based compensation expense for the restricted stock grants was approximately $11,000 and $3,000 for the nine months ended September 30, 2015 and 2014, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2015, approximately $9,000 was related to restricted stock awards granted prior to 2015. The remaining approximately $2,000 is related to the September 9, 2015 restricted stock grant, with the remaining approximately $19,000 to be recognized in the period October 1, 2015 through March 9, 2015.

Note 7 - Warrants

In addition to the Lambda warrants exercised and discussed in Note 5, for the nine months ended September 30, 2015, 2,127 shares of common stock were issued as a result of additional warrants exercised, resulting in proceeds of $851.

Note 8 - Net Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the number of weighted average common shares issued and outstanding.  Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common stockholders, adjusted for the change in the fair value of the warrant liability by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 8 - Net Income (Loss) per Common Share (continued)

assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

	For the three months		For the nine months
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Income (Loss) per share - Basic:
Numerator for basic income (loss) per share	$(581,000)	$2,723,000	$(2,153,000)	$(6,127,000)
Denominator for basic income (loss) per share	32,622,377	25,238,412	31,366,292	23,094,457
Basic income (loss) per common share	$(0.02)	$0.11	$(0.07)	$(0.27)

Income (Loss) per share - Diluted:
Numerator for diluted income (loss) per share	$(581,000)	$2,723,000	$(2,153,000)	$(6,127,000)
Adjust: Change in fair value of dilutive warrants outstanding	-	(3,428,000)	-	-
Numerator for diluted income (loss) per share	$(581,000)	$(705,000)	$(2,153,000)	$(6,127,000)

Denominator for basic income (loss) per share	32,622,377	25,238,412	31,366,292	23,094,457
Plus: Incremental shares underlying warrants outstanding	-	8,252,777	-	-
Denominator for diluted income (loss) per share	32,622,377	33,491,189	31,366,292	23,094,457
Diluted income (loss) per common share	$(0.02)	$(0.02)	$(0.07)	$(0.27)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	September 30,
	2015	2014
Shares underlying warrants outstanding	5,925,836	16,793,301
Shares underlying options outstanding	3,888,657	2,424,612
Unvested restricted stock	436,333	-

In addition, pursuant to the Amendment with Lambda (see Note 5), the Company committed to initiating tender offers to the holders of all of its remaining outstanding warrants pursuant to which it would offer such holders the right to exercise their respective warrants at a 50% discount to their current exercise prices, which range from $0.40 to $0.85 per share. Based on the recent market price for the Company’s common stock, the Company intends to first commence a tender offer for the outstanding warrants originally issued in 2011. The Company intends to commence a tender offer for the outstanding warrants issued in 2015 at a later date. If all remaining warrants are exercised at the discounted prices, the Company would receive maximum additional proceeds of approximately $1.39 million.

NEPHROS, INC. AND SUBSIDIARY

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company has not yet determined the impact, if any, of the adoption of ASU 2014-15 on its consolidated financial statements.

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

Note 10 - Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Total Gross Inventory, Finished Goods	$717,000	$297,000
Less: Inventory reserve	(52,000)	(111,000)
Total Inventory	$665,000	$186,000

Note 11 - Commitments and Contingencies

Manufacturing and Suppliers

The Company does not manufacture any of its products and components. With regard to the OLpur MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement, effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 11 - Commitments and Contingencies (continued)

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”), by and between the Company and Bellco, which amends the License Agreement.  Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include Sweden, Denmark, Norway, Finland, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco pays the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (estimated at approximately $1.95 using current exchange rates) per unit; thereafter, €1.25 (estimated at approximately $1.40 using current exchange rates) per unit.  For the nine months ended September 30, 2015, the Company recognized royalty income of approximately $58,000. As of September 30, 2015, $29,000 was received with the remaining $29,000 recorded as a receivable. In addition, the Company received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty days.

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $880,000) for the years 2012, 2013 and 2014, respectively. In the nine months ended September 30, 2015, the Company’s aggregate purchase commitments totaled approximately €973,000 (approximately $1,089,000). For calendar years 2015 through 2022, annual minimum amounts will be mutually agreed upon between Medica and the Company. The annual minimum amount for calendar 2015 is €1,000,000 (estimated at approximately $1,120,000 using current exchange rates). In exchange for the license, the Company paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013.

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 6 under Stock-Based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the consolidated balance sheet as of September 30, 2015 is approximately $1,526,000, net of $724,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $158,000 has been charged to amortization expense in each of the nine month periods ended September 30, 2015 and 2014 on the consolidated statements of operations and comprehensive loss. Approximately $53,000 of amortization expense will be recognized in the remaining three months of fiscal year 2015 and approximately $210,000 of amortization expense will be recognized in each of the years ended December 31, 2016 through 2022. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company pays Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

The Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 12 - Stockholders’ Equity (Deficit)

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into a Purchase Agreement, together with a Registration Rights Agreement, with Lincoln Park, an Illinois limited liability company.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 200,000 shares depending upon the closing sale price of the common stock (such purchases, “Regular Purchases”). However, in no event shall a Regular Purchase be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price as set forth in the Purchase Agreement. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock is not below the threshold price as set forth in the Purchase Agreement. The Company’s sales of shares of common stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of the common stock.

In connection with the Purchase Agreement, the Company issued to Lincoln Park 250,000 shares of common stock for no proceeds. The fair value of the 250,000 shares of common stock issued was approximately $163,000 and was recorded as a commitment fee. Pursuant to the Purchase Agreement, in September 2015, the Company issued and sold an additional 300,000 shares of common stock to Lincoln Park at a per share price of $0.45, resulting in gross proceeds of $135,000. As a result of the issuance of the 300,000 shares of common stock, approximately $135,000 of the $163,000 commitment fee was amortized and recorded in additional paid in capital as of September 30, 2015.

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

Proactive Capital Resources Group

In July 2015, 69,231 shares of restricted stock, with a fair value of approximately $45,000, were issued as payment for services to be provided through November 2015 under the Company’s agreement with Proactive Capital Resources Group (see Note 6). The Company recorded approximately $35,000 of expense and approximately $10,000 of prepaid expenses during the three months ended September 30, 2015. The restricted stock vested on August 7, 2015.

May 2015 Private Placement

On May 18, 2015, the Company raised gross proceeds of $1.23 million through the private placement of 1,834,299 units of its securities. Each unit consisted of one share of its common stock and a five-year warrant to purchase one-half of one share of the Company’s common stock. The purchase price for each unit was $0.67. The warrants are exercisable at a price of $0.85 per share. Net proceeds recorded as a result of the private placement was approximately $1,205,000.

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

Research and Development: Research and development expenses consist of costs incurred in identifying, developing and testing product candidates. These expenses consist primarily of salaries and related expenses for personnel, fees of our scientific and engineering consultants and subcontractors and related costs, clinical studies, machine and product parts and software and product testing. We expense research and development expenses as incurred.

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

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize a hemodiafiltration (HDF) device as an alternative method to hemodialysis (HD). We have extended our filtration technologies to address multiple markets where ultrapure filtration is of potential value.

Our Products

Presently, we have two core product lines: HDF Systems and Ultrafiltration Products

HDF Systems

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

We have developed a modified approach to HDF that we believe is more patient-friendly, less resource-intensive, and can be used in conjunction with current HD machines. We refer to our approach as an online mid-dilution hemodiafiltration (mid-dilution HDF) system and it consists of our OLpūr H2H Hemodiafiltration Module (“H2H Module”), our OLpūr MD 220 Hemodiafilter (“HDF Filter”) and our H2H Substitution Filter (“Dialysate Filter”).

The H2H Module utilizes a standard HD machine to perform on-line hemodiafiltration therapy. The HD machine controls and monitors the basic treatment functions, as it would normally when providing HD therapy. The H2H Module is a free-standing, movable device that is placed next to either side of an HD machine. The H2H Module is connected to the clinic's water supply, drain, and electricity.

The H2H Module utilizes the HDF Filter and is very similar to a typical hollow fiber dialyzer assembled with a single hollow fiber bundle made with a high-flux (or high-permeability) membrane. The fiber bundle is separated into two discrete, but serially connected blood paths. Dialysate flows in one direction that is counter-current to blood flow in Stage 1 and co-current to blood flow of Stage 2.

In addition to the HDF Filter, the H2H Module also utilizes a Dialysate Filter during patient treatment. The Dialysate Filter is a hollow fiber, ultrafilter device that consists of two sequential (redundant) ultrafiltration stages in a single housing. During on-line HDF with the H2H Module, fresh dialysate is redirected by the H2H Module’s hydraulic (substitution) pump and passed through this dual-stage ultrafilter before being infused as substitution fluid into the extracorporeal circuit. Providing ultrapure dialysate is crucial for the success of on-line HDF treatment.

Our HDF System is cleared by the FDA to market for use with an ultrafiltration controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States. Our on-line mid-dilution HDF system is the only on-line mid-dilution HDF system of its kind to be cleared by the FDA to date.

In May 2014, DaVita Healthcare Partners initiated an evaluation of our HDF System to treat patients at DaVita’s North Colorado Springs Clinic. In February 2015, we announced that, in the course of the evaluation, DaVita informed Nephros that they would require additional validation of the system. Nephros and DaVita agreed upon a protocol for the additional validation work which was completed in March 2015. We do not believe that DaVita will re-start the evaluation of the system in the near term.

In March 2015, we announced that the Renal Research Institute, a research division of Fresenius Medical Care, was conducting an ongoing evaluation of our hemodiafiltration system in its clinic. As of November 2015, our HDF Systems had performed over 1,000 patient treatments. Over the last 16 months of commercial use, we have gathered direct feedback from users of our HDF System to help improve our system and our training methodology. By the end of 2015, we expect to have completed a software update that we believe will improve the system’s alignment with nurse work flow, and to have updated our user training.

We are in discussions to evaluate our HDF system at other clinics throughout the U.S. with the intent of developing a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm with the ultimate goals of improving the quality of life for the patient, reducing overall expenditure compared to other dialysis modalities, minimizing the impact on nurse work flow at the clinic, and demonstrating the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems.

Ultrafiltration Products

Our ultrafiltration products target a number of markets.

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

In October 2015, we submitted the S100 Point of Use filter to the FDA for 510(k) clearance. Subject to FDA clearance, these products will compete directly with other end-of-faucet filters for short term use following a positive test in a medical facility for a water borne pathogen, such as Legionella.

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

In September 2015, we launched a new marketing campaign focused on further expanding our products into dialysis clinics, the Nephros Challenge. The Nephros Challenge is a money-back guarantee if a dialysis clinic does not see any measurable self-defined benefit from using Nephros Ultrafilters at the HD station to provide ultrapure water and bicarbonate. We will be working with our distributors to roll out the Nephros Challenge and to leverage recent data that was presented at the America Society of Nephrology in November 2015.

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

Commercial Facilities. In October 2013, we announced the voluntary recalls of our point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications. As a result, we recalled all production lots of our POU filters, and also requested that customers remove and discard certain labeling/promotional materials for the products. In addition, for the DSU in-line ultrafilter, we also requested that customers remove and discard certain labeling/promotional materials for the product.  These voluntary recalls did not affect our dialysis products. In May 2015, we received a warning letter from the FDA resulting from an October 2014 inspection.  In the letter, the FDA alleges deficiencies relating to our compliance with the quality system regulation and the medical device reporting regulation. The warning letter did not restrict our ability to manufacture, produce or ship any of our products, nor does it require the withdrawal of any product from the marketplace.  In August 2015, we received a subsequent letter from the FDA noting that it has received our response correspondence detailing our completed corrective actions. The corrective actions included revisions to our standard operating procedures relating to purchasing and supplier controls, adverse event reporting, and complaint handling and monitoring.

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

We have been working with customers to test prototype filters in commercial settings, such as data centers, and other high-flow-rate applications where particle reduction can provide an advantage. In the first part of 2016, we intend to launch new products into the commercial market. Specifically, we will launch a 10” and 20” filter cartridges that insert into standard filter housings, such as Pentek, Cuno, Shelco and Graver. We also intend to launch an additional form factor filter cartridge that targets restaurants, convenience stores and other hospitality markets. We will be working with existing distributors and their existing customers, and seeking new distributors to address customers not currently targeted by our existing distributors.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers," related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, making it effective for annual and interim reporting periods beginning January 1, 2018. Early adoption is permitted, but not before the original effective date for public companies (annual reporting periods beginning after December 15, 2016). We have not determined the potential impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. We have not yet determined the impact, if any, of the adoption of ASU 2014-15 on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Subtopic 2015-11).” ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. ASU 2015-11 should be applied prospectively. We have not yet determined the impact, if any, the adoption of ASU 2015-11 might have on our consolidated financial statements.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our quarterly results of operations will be impacted for the foreseeable future by several factors including the level and timing of revenue, the progress and timing of expenditures related to our research and development efforts, and marketing expenses related to product launches.  Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues

Total net revenues for the three months ended September 30, 2015 were approximately $320,000 compared to approximately $491,000 for the three months ended September 30, 2014.  Total product revenues decreased approximately $24,000 or 8%, stemming from decreases in dialysis ultrafilter sales that were partially offset by increases in hospital ultrafilter sales. License and royalty revenue decreased by approximately $147,000, or 76%, primarily related to a decrease in revenue recognized from the Bellco license agreement in 2015 versus the revenue recognized in 2014. Of the approximately $46,000 of license and royalty revenue recognized for the three months ended September 30, 2015, approximately $29,000 related to royalties on products sold and approximately $17,000 related to amortization of a February 2014 up-front payment. We expect that our revenue from the Bellco license agreement to remain at similar levels for the near-term.

Cost of Goods Sold

Cost of goods sold was approximately $154,000 for the three months ended September 30, 2015 compared to approximately $175,000 for the three months ended September 30, 2014. The decrease of approximately $21,000, or 12%, during the three months ended September 30, 2015 compared to the same period in 2014 is primarily due to a decrease in sales volume.

Gross Margin

Gross margin and gross margin as a percentage of product revenues was approximately $120,000 or 44%, for the three months ended September 30, 2015 compared to approximately $123,000, or 41%, for the three months ended September 30, 2014. The increase of approximately 3% was related to a combination of decreased product costs from a favorable exchange rate shift and distributor contract modifications.

Research and Development

Research and development expenses were approximately $226,000 and $178,000 respectively, for the three months ended September 30, 2015 and 2014. This increase of approximately $48,000, or 27%, is primarily due to an increase in development expenses relating to new filter product development, H2H module upgrade expenses and additional personnel.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $53,000 for the three months ended September 30, 2015 compared to approximately $54,000 for the three months ended September 30, 2014. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $53,000 for both the three months ended September 30, 2015 and the three months ended September 30, 2014. The remaining $1,000 recognized in the three months ended September 30, 2014 was depreciation on equipment and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $974,000 for the three months ended September 30, 2015 compared to approximately $765,000 for the three months ended September 30, 2014, an increase of approximately $209,000 or 27%. An increase of approximately $62,000 in legal expenses resulted primarily from efforts relating to improving company standard operating procedures, which was offset by a significant decrease in corporate legal expenses. An increase of approximately $70,000 in personnel costs resulted from additional personnel and one-time expenses relating to the departure of the previous CEO. An increase in travel, marketing expenses and other expenses of approximately $77,000 resulted from increased sales and marketing efforts.

Interest Expense

The table below summarizes interest expense for the three months ended September 30, 2015 and 2014:

	2015	2014
Interest - outstanding payables due to a vendor	$9,000	$31,000
Other	-	34,000
Total interest expense	$9,000	$65,000

Change in Fair Value of Warrant Liability

Certain warrants were classified as liabilities at their fair value and adjusted to their fair value at each reporting period. The fair value of such warrants issued had been estimated using a binomial options pricing model. For the three months ended September 30, 2015 and 2014, the change in fair value of the warrant liability resulted in income of approximately $2,287,000 and approximately $3,428,000, respectively.

Warrant Modification Expense

During the three months ended September 30, 2015, the warrant modification resulted in an increase in the warrant liability, immediately before exercise, of approximately $1,761,000.

Other Income (Expense)

Other income (expense) relates to foreign currency gains and losses on invoices paid to an international supplier. A foreign currency loss of approximately $11,000 was recognized for the three months ended September 30, 2015 compared to a foreign currency gain of approximately $41,000 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues

Total net revenues for the nine months ended September 30, 2015 were approximately $1,433,000 compared to approximately $1,406,000 for the nine months ended September 30, 2014.  Total product revenues increased by approximately $558,000, or approximately 73%, driven by a small increase in dialysis ultrafilter sales and over 100% increase in hospital ultrafilter sales. The increase in product sales was partially offset by a decrease in licensing and royalty revenue of approximately $531,000, or approximately 83%, primarily related to revenue from the Bellco license agreement. Of the approximately $110,000 in licensing and royalty revenue recognized for the nine months ended September 30, 2015, approximately $58,000 related to royalties on products sold and approximately $52,000 related to amortization of a February 2014 up-front payment. We expect that our revenue from the Bellco license agreement to remain at similar levels for the near-term.

Cost of Goods Sold

Cost of goods sold was approximately $626,000 for the nine months ended September 30, 2015 compared to approximately $423,000 for the nine months ended September 30, 2014. The increase of approximately $203,000, or 48%, during the nine months ended September 30, 2015 compared to the same period in 2014 is primarily due to increase in sales volume.

Gross Margin

Gross margin and gross margin as a percentage of product revenues was approximately $697,000, or 53%, for the nine months ended September 30, 2015 compared to approximately $342,000, or 45%, for the nine months ended September 30, 2014. The increase of approximately 8% was related to a combination of decreased product cost from a favorable exchange rate fluctuation and distributor contract modifications.

Research and Development

Research and development expenses were approximately $582,000 and $521,000 for the nine months ended September 30, 2015 and September 30, 2014, respectively. This increase of approximately $61,000, or 12%, is primarily due to an increase in development expenses relating to new filter product development, H2H module upgrade expenses and additional personnel.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $159,000 for the nine months ended September 30, 2015 compared to approximately $164,000 for the nine months ended September 30, 2014. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $158,000 for the nine months ended September 30, 2015 compared to approximately $159,000 for the nine months ended September 30, 2014. The remaining $1,000 and $5,000 recognized in the nine months ended September 30, 2015 and 2014, respectively, was depreciation on equipment and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,551,000 for the nine months ended September 30, 2015 compared to approximately $2,177,000 for the nine months ended September 30, 2014, an increase of approximately $374,000, or 17%. An increase of approximately $202,000 in personnel costs is primarily related to severance expenses for a previous CEO and an increased number of personnel. Partially offsetting the increase in personnel costs was a decrease of approximately $113,000 primarily related to the forfeiture of the former CEO’s unvested stock options. An increase in professional services expenses of approximately $200,000 is primarily related to costs associated with the accounting restatement and efforts relating to improving company standard operating procedures, which were offset by reduced patent-related legal expenses. An increase in travel and marketing related expense of approximately $38,000 resulted from increased sales and marketing efforts. An increase in directors’ compensation expense of approximately $47,000 was due to an increase in the number of Board members.

Interest Expense

The table below summarizes interest expense for the nine months ended September 30, 2015 and 2014:

	2015	2014
Interest related to November 2013 and August 2014 senior secured note	$-	$56,000
Amortization of debt discount - November 2013 and August 2014 senior secured note	-	173,000
Interest - outstanding payables due to a vendor	29,000	48,000
Other	1,000	-
Total interest expense	$30,000	$277,000

Change in Fair Value of Warrant Liability

Certain warrants were classified as liabilities at their fair value and adjusted to their fair value at each reporting period. The fair value of such warrants issued had been estimated using a binomial options pricing model. The change in fair value of the warrant liability resulted in income of approximately $2,099,000 for the nine months ended September 30, 2015 and expense of approximately $4,007,000 for the nine months ended September 30, 2014.

Warrant Modification Expense

During the nine months ended September 30, 2015, the warrant modification resulted in an increase in the warrant liability, immediately before exercise, of approximately $1,761,000.

Other Income (Expense)

Other income (expense) relates to foreign currency gains and losses on invoices paid to an international supplier. A foreign currency gain was recognized for the nine months ended September 30, 2015 of approximately $24,000 compared to a foreign currency gain of approximately $36,000 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2015 and 2014 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	September 30,
Liquidity and capital resources	2015	2014
Cash	$1,813	$1,047
Other current assets	966	320
Working capital (deficit)	1,631	(1,690)
Stockholders’ equity (deficit)	2,792	(7,501)

At September 30, 2015, we had an accumulated deficit of approximately $116,318 and we expect to incur additional operating losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, and rights offerings.

On September 29, 2015, we entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda Investors, LLC (“Lambda”). Pursuant to the Amendment, the Company agreed to reduce the current exercise price of the Class D Warrant issued to Lambda on November 14, 2007 (together with all amendments thereto entered into prior to the Amendment, the “Warrant”) representing the right to purchase 11,742,100 shares of the Company’s common stock by 50%, to $0.15 per share, in exchange for Lambda’s agreement to exercise such Warrant in its entirety. Upon exercise of the Warrant, the Company issued 11,742,100 shares of common stock to Lambda and received approximately $1.76 million in cash proceeds from Lambda. Following such exercise, no Class D Warrants remain outstanding.

In addition, pursuant to the Amendment, the Company committed to initiating tender offers to the holders of all of its remaining outstanding warrants pursuant to which it would offer such holders the right to exercise their respective warrants at a 50% discount to their current exercise prices, which range from $0.40 to $0.85 per share. Based on the recent market price for the Company’s common stock, the Company intends to first commence a tender offer for the outstanding warrants originally issued in 2011. The Company intends to commence a tender offer for the outstanding warrants issued in 2015 at a later date. If all remaining warrants are exercised at the discounted prices, the Company would receive maximum additional proceeds of approximately $1.39 million.

On July 24, 2015, we entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. Under the terms and subject to the conditions of the purchase agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $10.0 million in shares of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 200,000 shares depending upon the closing sale price of the common stock. However, in no event shall these purchases be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price as set forth in the purchase agreement. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a purchase the closing sale price of the common stock is not below the threshold price as set forth in the purchase agreement. Our sales of shares of common stock to Lincoln Park under the purchase agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of the common stock.

On May 18, 2015, we raised gross proceeds of $1.23 million through the private placement of 1,834,299 units of our securities. Each unit consisted of one share of our common stock and a five-year warrant to purchase one-half of one share of our common stock. The purchase price for each unit was $0.67. The warrants are exercisable at a price of $0.85 per share.

On February 19, 2014, we entered into the First Amendment to License Agreement (the “First Amendment”), with Bellco, which amends the License Agreement entered into as of July 1, 2011.  Pursuant to the First Amendment, both parties agreed to extend the term of the License Agreement through December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include Sweden, Denmark, Norway, Finland, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at our discretion, result in conversion of the license to non-exclusive status. We have agreed to reduce the fixed royalty payment payable to us for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco pays us a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (estimated at approximately $1.95 using current exchange rates) per unit; thereafter, €1.25 (estimated at approximately $1.40 using current exchange rates) per unit.  As of September 30, 2015, the Company recorded a receivable of approximately $28,000 related to the royalty payable by Bellco. In addition, we received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that we pursue a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, we will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty days.

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

At September 30, 2015, we had cash totaling approximately $1,813,000 and total assets of approximately $2,779,000, excluding other intangible assets (related to the Medica License and Supply Agreement) of approximately $1,526,000.

We expect that the proceeds from the prior Lambda Class D warrant exercise, the additional warrant exercises that may result from the upcoming tender offers and the projected increase in product sales, will allow us to fund our operations through at least the third quarter of 2016.  However, our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. Additionally, there is no guarantee as to the amount of additional warrant exercises that will occur nor that we will see the projected increase in sales we expect. We may need to raise additional financing in the future, and if we cannot raise sufficient capital, in connection with offerings of our common stock or through other means, or our future sales levels do not meet our projections, we may be forced to curtail our planned activities and operations or cease operations entirely. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $2,601,000 for the nine months ended September 30, 2015 compared to approximately $1,664,000 for the nine months ended September 30, 2014. Excluding the noncash impacts of the change in fair value of the warrant liability and the warrant modification, our net loss was approximately $2,491,000 for the nine months ended September 30, 2015 compared to approximately $2,120,000 for the nine months ended September 30, 2014, an increase of approximately $371,000.

In addition to the increase in the net loss, the most significant items contributing to the net increase of approximately $937,000 in cash used in operating activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 are highlighted below:

•	our inventory increased by approximately $479,000 during the 2015 period compared to a decrease of approximately $24,000 during the 2014 period as a result of increased sales volume and projected sales volume;

•	during the 2015 period, our amortization of debt discount decreased by approximately $173,000 compared to the 2014 period. There was no outstanding debt during the 2015 period; and

•	our stock based compensation was approximately $216,000 during the 2015 period compared to approximately $321,000 during the 2014 period. The decrease was due to the forfeiture of unvested options as a result of the departure of the former CEO.

Offsetting the above changes:

•	our accounts payable increased by approximately $86,000 in the 2015 period compared to a decrease of approximately $125,000 in the 2014 period as a result of an increase in inventory.

Net cash provided by financing activities for the nine months ended September 30, 2015 of approximately $3,102,000 resulted from net proceeds of approximately $1,340,000 resulting from the issuance of common stock and approximately $1,762,000 of proceeds resulting from the exercise of warrants.

Net cash provided by financing activities for the nine months ended September 30, 2014 of $2,134,000 resulted from proceeds of approximately $2,013,000 resulting from the issuance of common stock in the 2014 rights offering , proceeds from the issuance of the August 2014 senior secured note of $1,610,000, net of financing costs and approximately $11,000 of proceeds resulting from the exercise of warrants. These proceeds were offset by the payment of the November 2013 senior secured note of $1,500,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015 or 2014.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products, our plans for initiating tender offers to the holders of all of our remaining outstanding warrants and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

•	we may not be able to continue as a going concern;

•	the voluntary recalls of point of use (POU) and DSU in-line ultrafilters used in hospital water treatment applications announced on October 30, 2013 and the related circumstances could subject us to claims or proceedings by consumers, the U.S. Food and Drug Administration, or FDA, or other regulatory authorities which may adversely impact our sales and revenues;

•	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;

•	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

•	we face potential liability associated with the production, marketing and sale of our products and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity which could impair our reputation;

•	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act, or FDC Act or any other statutes or regulations then we could be subject to enforcement actions by the FDA or other governmental agencies;

•	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

•	we may not have sufficient capital to successfully implement our business plan;

•	we may not be able to effectively market our products;

•	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

•	we may encounter problems with our suppliers, manufacturers and distributors;

•	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

•	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

•	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

•	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;

•	we may not be able to achieve sales growth in key geographic markets; and

•	we may encounter delays in initiating, or be unable to initiate, tender offers to the holders of all of our outstanding warrants, or fewer holders may tender outstanding warrants than we anticipate or expect.

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

In connection with the preparation of our financial statements for the year ended December 31, 2014, our management discovered that we had improperly accounted for our warrants as components of equity instead of as derivative liabilities, and our management and auditors determined that this resulted from a material weakness in internal control over financial reporting. During the quarter ended September 30, 2015, we expanded and improved our review process for complex securities and related accounting standards to remediate this material weakness; however, as of September 30, 2015, this material weakness continues to exist. We plan to further improve our review process by enhancing access to accounting literature, identification of third party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II -   OTHER INFORMATION

Item 1.  Legal Proceedings

There are no currently pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2015, the Company issued 69,231 shares of restricted stock, with a grant date fair value of approximately $45,000, to Proactive Capital Resources Group ("Proactive") for services rendered and to be rendered by Proactive through November 17, 2015. The Company issued the shares in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act as the shares were not issued in a public offering.

On September 25, 2015, the Company issued 47,382 shares of restricted stock, with a grant date fair value of approximately $22,000, to Scratched Anchor, LLC for services rendered and to be rendered by Scratched Anchor, LLC through December 31, 2016. The Company issued the shares in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act as the shares were not issued in a public offering.

Item 5. Other Information

As discussed above in Part I, Item 2 under "Liquidity and Capital Resources", the Company has committed to initiating tender offers to the holders of all of its remaining outstanding warrants pursuant to which it will offer such holders the right to exercise their respective warrants at a 50% discount to their current exercise prices, which range from $0.40 to $0.85 per share. If all remaining warrants are exercised at the discounted prices, the Company would receive maximum additional proceeds of approximately $1.39 million.

IMPORTANT NOTICE:

The discussion of the tender offers contained in this Quarterly Report is for informational purposes only and is neither an offer to buy nor a solicitation of an offer to sell securities. The offers to exercise the Company's outstanding warrants have not yet commenced. The offers to exercise will be made only pursuant to written offers to exercise and other related materials that are expected to be mailed to all holders of the Company's outstanding warrants shortly after commencement of the tender offers, at no expense to the holders. Holders of the warrants should read those materials and the documents incorporated therein by reference carefully when they become available because they will contain important information, including the various terms and conditions of the tender offers. The Company will file Tender Offer Statements on Schedule TO-I (the "Tender Offer Statements") with the Securities and Exchange Commission (the "SEC"). The Tender Offer Statements, including the offers to exercise and other related materials, will also be available to stockholders at no charge on the SEC's website at www.sec.gov or from the Company. Holders of the Company's warrants are urged to read those materials carefully prior to making any decisions with respect to the tender offers.

Item 6. Exhibits

EXHIBIT INDEX

4.1

Warrant Amendment and Exercise Agreement, dated September 29, 2015, between Nephros, Inc. and Lambda Investors, LLC (incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 30, 2015).

10.1

Purchase Agreement, dated July 24, 2015, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2015).

10.2

Registration Rights Agreement, dated July 24, 2015, between the Registrant and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2015).

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

NEPHROS, INC.

Date: November 10, 2015	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer and Acting Chief
Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)