Form 10-K
period 2015-12-31
NEPHROS INC
filed 2016-03-30
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $11,179,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or OTCQB, on June 30, 2015. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2015.

As of March 18, 2016 there were 48,581,261 shares of the registrant’s common stock, $0.001 par value, outstanding.

NEPHROS, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and our ability to continue as a going concern and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we may not be able to continue as a going concern;

●	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;

●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

●	we face potential liability associated with the production, marketing and sale of our products and the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation;

●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act, or FDC Act or any other statutes or regulations then we could be subject to enforcement actions by the FDA or other governmental agencies;

●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

●	we may not have sufficient capital to successfully implement our business plan;

●	we may not be able to effectively market our products;

●	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

●	we may encounter problems with our suppliers, manufacturers and distributors;

●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

●	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

●	we may not be able to achieve sales growth in key geographic markets.

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

PART I

Item 1. Business

Overview

Nephros is a commercial stage medical device and commercial products company that develops and sells high performance liquid purification filters and hemodiafiltration (“HDF”) systems. Our filters, which are generally classified as ultrafilters, are primarily used in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate, and used in hospitals for the prevention of infection from water borne pathogens, such as legionella and pseudomonas. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites and endotoxins.

Our OLpūr H2H Hemodiafiltration System, used in conjunction with a standard hemodialysis machine, is the only FDA 510(k) cleared medical device that enables nephrologists to provide hemodiafiltration treatment to patients with end stage renal disease (“ESRD”). Additionally, we sell hemodiafilters, which serve the same purpose as dialyzers in an HD treatment, and other disposables used in the hemodiafiltration treatment process.

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis (“HD”). We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular water purification.

Our Products

Presently, we have two core product lines: HDF Systems and Ultrafiltration Products.

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

Hemodiafiltration (“HDF”) is an alternative dialysis modality that combines the benefits of HD and HF into a single therapy by clearing toxins using both diffusion and convection. Though not widely used in the U.S., HDF is much more prevalent in Europe and is performed in approximately 16% of patients. Clinical experience and literature show the following clinical and patient benefits of HDF:

●	Enhanced clearance of middle and large molecular weight toxins

●	Improved survival - up to a 35% reduction in mortality risk

●	Reduction in the occurrence of dialysis-related amyloidosis

●	Reduction in inflammation

●	Reduction in medication such as EPO and phosphate binders

●	Improved patient quality of life

●	Reduction in number of hospitalizations and overall length of stay

However, like HF, HDF can be resource intensive and can require a significant amount of time to deliver one course of treatment.

We have developed a modified approach to HDF that we believe is more patient-friendly, less resource-intensive, and can be used in conjunction with current HD machines. We refer to our approach as an online mid-dilution hemodiafiltration (“mid-dilution HDF”) system and it consists of our OLpūr H2H Hemodiafiltration Module (“H2H Module”), our OLpūr MD 220 Hemodiafilter (“HDF Filter”) and our H2H Substitution Filter (“Dialysate Filter”).

The H2H Module utilizes a standard HD machine to perform on-line hemodiafiltration therapy. The HD machine controls and monitors the basic treatment functions, as it would normally when providing HD therapy. The H2H Module is a free-standing, movable device that is placed next to either side of an HD machine. The H2H Module is connected to the clinic’s water supply, drain, and electricity.

The H2H Module utilizes the HDF Filter and is very similar to a typical hollow fiber dialyzer assembled with a single hollow fiber bundle made with a high-flux (or high-permeability) membrane. The fiber bundle is separated into two discrete, but serially connected blood paths. Dialysate flows in one direction that is counter-current to blood flow in Stage 1 and co-current to blood flow in Stage 2.

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

In May 2014, DaVita Healthcare Partners initiated an evaluation of our HDF System to treat patients at DaVita’s North Colorado Springs Clinic. In February 2015, we announced that, in the course of the evaluation, DaVita informed Nephros that they would require additional validation of the system. Nephros and DaVita agreed upon a protocol for the additional validation work which was completed in March 2015. We do not believe that DaVita will restart the evaluation in the near term.

In March 2015, we announced that the Renal Research Institute (“RRI”), a research division of Fresenius Medical Care, was conducting an ongoing evaluation of our hemodiafiltration system in its clinic. As of February 2015, our HDF Systems had performed over 1,200 patient treatments. Over the last 18 months of commercial use, we have gathered direct feedback from users of our HDF System to help improve our system and our training methodology. In January 2016, we updated our training procedures and rolled out a software update, which was focused on improving the system’s alignment with nurse work flow.

We are in discussions to evaluate our HDF system at other clinics throughout the U.S. and hope to announce the deployment of our HDF System at a new site in the first half of 2016. Our goal over the next 12-18 months is to work with RRI and the potential new site to developing a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm with the ultimate goals of a) improving the quality of life for the patient, b) reducing overall expenditure compared to other dialysis modalities, c) minimizing the impact on nurse work flow at the clinic, and d) demonstrating the phamacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. In addition, we are in the process of developing version 2.0 of our HDF System, which will enable us to manufacture at scale, as well as potentially reduce the per treatment cost of performing HDF.

Ultrafiltration Products

Our ultrafiltration products target a number of markets.

●	Hospitals and Other Healthcare Facilities: Filtration of water to be used for patient washing and drinking as an aid in infection control. The filters also produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures and washing of surgeons’ hands.

●	Dialysis Centers - Water/Bicarbonate: Filtration of water or bicarbonate concentrate used in hemodialysis devices.

●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

●	Commercial Facilities: Filtration of water for washing and drinking including use in ice machines and soda fountains.

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

In May 2015, we received a warning letter from the FDA resulting from an October 2014 inspection. In the letter, the FDA alleged deficiencies relating to our compliance with the quality system regulation and the medical device reporting regulation. The warning letter did not restrict our ability to manufacture, produce or ship any of our products, nor did it require the withdrawal of any product from the marketplace. In August 2015, we received a subsequent letter from the FDA noting that it had received our response correspondence detailing our completed corrective actions. The corrective actions included revisions to our standard operating procedures relating to purchasing and supplier controls, adverse event reporting, and complaint handling and monitoring.

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

In February 2016, the FDA performed another on-site inspection. There were no observations, or 483’s, cited at the conclusion of the inspection.

In the first half of 2016, we plan to launch new products to expand on our hospital product line. The DSU-H and the SSU-H are both in-line filters designed to be installed between the wall water outlet and the point of delivery fixture, be it sink faucet, shower head or ice machine. The new products are designed to be attached to the end of a faucet or shower line. On October 27th, 2015 we announced that we had submitted the S100 Point of Use filter to the FDA for 510(k) clearance. In late December 2015, the FDA requested additional information. We subsequently performed additional testing and filed the needed supplemental information with the FDA in March 2016. These products will compete directly with other end-of-faucet filters for short term use.

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

In September 2015, we launched a new marketing campaign focused on further expanding our products into dialysis clinics, the Nephros Challenge. The Nephros Challenge is a money-back guarantee if a dialysis clinic does not see any measurable self-defined benefit from using Nephros Ultrafilters at the HD station to provide ultrapure water and bicarbonate. We will be concluding this program on March 31, 2016 as we shift marketing focus to the launch of our 10” cartridge platform.

In March 2016, we launched the SSUmini product, developed to provide a lower cost ultrafiltration solution for water and bicarbonate flowrates of 0.5 gallons per minutes (“GPM”) or less. The SSUmini can be used as a polish filter for small, portable reverse osmosis (“RO”) water systems or on bicarbonate concentrate lines in dialysis clinics with centralized bicarbonate concentrate systems.

In the second quarter of 2016, we intend to file for 510(k) clearance of an endotoxin cartridge filter. The endotoxin cartridge filter is designed to provide hemodialysis quality water through ultrafiltration of the water in a dialysis clinic’s RO loop. The 10” filter retains particles as small as 0.005 microns, is designed to handle higher flowrates and can be stacked to provide a 20”, 30” or 40” form factor. Because the cartridge conforms to the design controls of the DSU-D, and has the same intended use, the cartridge qualifies for the Special 510(k): Device Modification process, which has a 30 day FDA review timeline. Pending FDA clearance, we aim to launch the filter by the end of second quarter of 2016.

Military and Outdoor Recreation. Water is a key requirement for the soldier to be fully mission-capable. The availability of water supplies and immediate on-site water purification is critical to enhance the ability to operate in any environment. Currently, the military is heavily reliant on the use of bottled water to support its soldiers in the field. Bottled water is not always available, is very costly to move, is resource intensive, and is prone to constant supply disruptions. Soldiers conducting operations in isolated and rugged terrain must be able to use available local water sources when unable to resupply from bulk drinking water sources or bottled water. Therefore, the soldier needs the capability to purify water from indigenous water sources in the absence of available potable water. Soldiers must have the ability to remove microbiological contaminants in the water to Environmental Protection Agency (“EPA”) specified levels.

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

In 2015, we began working with multiple companies developing portable water purification systems designed to provide potable water in remote locations. Specifically, we have provided flushable filter prototypes to these companies for validation as one potential component in systems that employ multiple technologies to purify water from streams, lakes and rivers.

Commercial Facilities.

In 2014, we launched NanoGuard-D and NanoGuard-S in-line ultrafilters for the filtration of water which is to be used for non-medical drinking and washing in non-transient non-community water systems, or commercial facilities. The NanoGuard-D and NanoGuard-S trap particulates greater than 0.005 micons in size and can be used as a component of a facility water treatment system, or to filter water used in ice machines and soda fountains.

In November 2015, we announced a strategic partnership with Biocon 1, LLC. Biocon’s AETHER® Water Systems technology, which includes patented water filtration media and water filtration products, provides solutions for customers to address all contaminate issues and to provide clean-tasting, sediment-free, scale-free, and bacteria-free water for the food service industry. AETHER® Water Systems are used with ice machines, coffee stations, and soda fountains in hotels, casual dining restaurants, fast food restaurants and convenience stores. As part of the collaboration, we have access to Biocon’s anti-scale and related water filtration technology to develop filter products for the medical industry. In March 2016, Nephros shipped the first lot of filter cartridges to Biocon for inclusion with its AETHER® line of filtration products. Also in March 2016, Biocon shipped the first anti-scale filter samples to Nephros for testing in the medical setting.

Our 10” filter cartridge platform, initially intended for use in the dialysis setting, should be available for commercial uses by the second half of 2016. We will be working with existing distributors and their existing customers, and seeking new distributors to address customers not currently targeted by our existing distributors.

Over the last few years, we have been developing a high-throughput, auto-flushing filter system capable of handling 25 GPM, or greater, through our proprietary 0.005 micron fiber membrane. The flushable filter system is designed to remove submicron particulates in closed loop water systems, including cooling systems for data centers and hot water return loops in commercial buildings. Initial data suggests the ability to remove both organic and inorganic particulates. We intend to provide limited release of a 25 GPM system to specific customers for additional testing and validation by the third quarter of 2016.

We intend to develop flushable filter cartridges capable to filtering 2.5, 5 and 10 GPM through our fiber membrane. These smaller flushable filter systems have potential utility as a point-of-entry water purification system in restaurants, convenience stores and households. We intend to provide limited release of these products initially through Biocon in the second half of 2016.

Going forward, as we grow our water filtration business, we will be exploring opportunities for new applications for our filter products and will be open to evaluating new potential partnerships to expand our water filtration foot print.

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

We have incurred significant losses in operations in each quarter since inception. In addition, we have not generated positive cash flow from operations for the years ended December 31, 2015 and 2014. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

Recent Developments

On December 23, 2015, we received proceeds of approximately $688,000 in connection with our offer to holders of certain warrants of the opportunity to exercise their warrants at a temporarily reduced cash exercise price. Warrant holders elected to exercise warrants to purchase an aggregate of 3,442,521 shares of our common stock at the reduced cash exercise price of $0.20 per share, providing a total of $688,000 in gross proceeds to us. Of the 3,442,521 shares issued, 2,782,577 are held by Lambda Investors LLC (“Lambda”), our largest stockholder who owns approximately 62% of our outstanding common stock . The warrants that were not exercised pursuant to the offer to exercise remained in effect, with an exercise price of $0.40 per share of common stock.

On September 29, 2015, we entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda. Pursuant to the Amendment, the Company agreed to reduce the current exercise price of the Class D Warrant issued to Lambda on November 14, 2007 (together with all amendments thereto entered into prior to the Amendment, the “Warrant”) representing the right to purchase 11,742,100 shares of the Company’s common stock by 50%, to $0.15 per share, in exchange for Lambda’s agreement to exercise such Warrant in its entirety. Upon exercise of the Warrant, the Company issued 11,742,100 shares of common stock to Lambda and received approximately $1.76 million in cash proceeds from Lambda. Following such exercise, no Class D Warrants remain outstanding.

Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, we entered into a license agreement, effective July 1, 2011, as amended by the first amendment dated February 19, 2014, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD190, MD220). Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. In addition, under the agreement, as amended by the first amendment, we granted Bellco a license to manufacture, market and sell these products under its own name, label and CE mark in Italy, France, Belgium, Spain, Canada, Denmark, Finland, Norway and Sweden on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom, Greece, Brazil, China, Korea, Mexico and the Netherlands and, upon our written approval, other European countries where we do not sell these products as well as non-European countries.

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

Sales and Marketing

Under the Bellco license agreement, as discussed above, we granted Bellco a license to manufacture, market and sell the covered products under its own name, label and CE mark in the Territory. In addition, if requested by us, Bellco will be required to sell the covered products to our distributors in the stated Territory.

Our New Jersey office oversees global sales and marketing activity of our ultrafilter products. We work with multiple distributors for our ultrafilter products in the dialysis water market and the hospital water market. In the food service market, Biocon has the exclusive right to distribute our custom filter cartridge developed for the AETHER® Water System. For each prospective market for our ultrafilter products, we are pursuing alliance opportunities for joint product development and/or distribution. Our ultrafilter manufacturer in Europe shares certain intellectual property rights with us for one of our Dual Stage Ultrafilter (DSU) designs.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. On the water filter business, we are continually working with existing and potential distributors of ultrafilter products to develop solutions to meet customer needs. On the HDF System business, we are working with our current customers to develop version 2.0 of the HDF System. For the years ended December 31, 2015 and 2014, we spent approximately $826,000 and $781,000, respectively, on research and development activities.

Major Customers

For the year ended December 31, 2015, four customers accounted for 64% of our revenues. For the year ended December 31, 2014, three customers accounted for 78% of our revenues.

As of December 31, 2015 three customers accounted for 71% of our accounts receivable. As of December 31, 2014, three customers accounted for 83% of our accounts receivable.

Competition

With respect to the water filtration market, we expect to compete with companies that are well entrenched in the water filtration domain. These companies include Pall Corporation, which manufactures end-point water filtration systems, as well as 3M, Siemens and Everpure. Our methods of competition in the water filtration domain include:

●	developing and marketing products that are designed to meet critical and specific customer needs more effectively than competitive devices;

●	offering unique attributes that illustrate our product reliability, “user-friendliness,” and performance capabilities;

●	selling products to specific customer groups where our unique product attributes are mission-critical; and

●	pursuing alliance opportunities for joint product development and distribution.

The dialyzer and renal replacement therapy market is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical goals of nephrologists, improve patient outcomes and remain cost-effective for payers.

We compete with other suppliers of ESRD therapies, supplies and services. These suppliers include Fresenius Medical Care AG and Baxter International Inc., currently two of the primary machine manufacturers in hemodialysis. At present, Fresenius Medical Care AG and Baxter International Inc. also manufacture HDF machines that are not currently approved in the U.S.

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

We are not aware of any other companies using technology similar to ours in the treatment of ESRD. Our competition would increase, however, if companies that currently sell ESRD products, or new companies that enter the market, develop technology that is more efficient than ours. We believe that in order to become competitive in this market, we will need to develop and maintain competitive products and take and hold sufficient market share from our competitors. Therefore, we expect our methods of competing in the ESRD marketplace to include:

●	continuing our efforts to develop, have manufactured and sell products which, when compared to existing products, perform more efficiently and are available at prices that are acceptable to the market;

●	displaying our products and providing associated literature at major industry trade shows in the United States;

●	initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;

●	pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities; and

●	entering into license agreements similar to the Bellco S.r.l. agreement to expand market share.

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

As of December 31, 2015, we have twenty two issued U.S. patents, one issued Eurasian patent, seven Mexican patents, four South Korean patents, three Russian patents, six Chinese patents, nine French patents, nine German patents, five Israeli patents, seven Italian patents, three Spanish patents, nine United Kingdom patents, fourteen Japanese patents, three Hong Kong patents, ten Canadian patents, one Australian patent, two patents in Brazil, one patent in Sweden and one patent in the Netherlands. Our issued U.S. patents expire between 2018 and 2033. In addition, we have one pending U.S. patent application, two pending patent applications in Canada, two pending patent applications in the European Patent Office, and one pending patent application in Brazil. Our pending patent applications relate to a range of filter technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance and ensure performance.

Trademarks

As of December 31, 2015, we secured registrations of the trademarks H2H and OLpūr in the European Union and OLpūr in the United States.

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

● Class I devices are medical devices for which general controls are deemed sufficient to ensure their safety and effectiveness. General controls include provisions related to (1) labeling, (2) producer registration, (3) defect notification, (4) records and reports and (5) quality service requirements, or QSR.

● Class II devices are medical devices for which the general controls for the Class I devices are deemed not sufficient to ensure their safety and effectiveness and require special controls in addition to the general controls. Special controls include provisions related to (1) performance and design standards, (2) post-market surveillance, (3) patient registries and (4) the use of FDA guidelines.

● Class III devices are the most regulated medical devices and are generally limited to devices that support or sustain human life or are of substantial importance in preventing impairment of human health or present a potential, unreasonable risk of illness or injury. Pre-market approval by the FDA is the required process of scientific review to ensure the safety and effectiveness of Class III devices.

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

The FDC Act requires that medical devices be manufactured in accordance with the FDA’s current QSR regulations which require, among other things, that:

●	the design and manufacturing processes be regulated and controlled by the use of written procedures;

●	the ability to produce medical devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process;

●	any deficiencies in the manufacturing process or in the products produced be investigated;

●	detailed records be kept and a corrective and preventative action plan be in place; and

●	manufacturing facilities be subject to FDA inspection on a periodic basis to monitor compliance with QSR regulations.

If violations of the applicable QSR regulations are noted during FDA inspections of our manufacturing facilities or the manufacturing facilities of our contract manufacturers, there may be a material adverse effect on our ability to produce and sell our products.

In addition to the requirements described above, the FDC Act requires that:

●	all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially;

●	information be provided to the FDA on death or serious injuries alleged to have been associated with the use of the products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur; and

●	certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.

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

Under the Bellco license agreement, as discussed above, we granted Bellco a license to manufacture, market and sell the covered products under its own name, label and CE mark in the stated territory. In addition, if requested by us, Bellco will be required to sell the covered products to our distributors in the stated territory.

Regulatory Authorities in Regions Outside of the United States and the European Union

We also plan to sell our ESRD therapy products in foreign markets outside the United States that are not part of the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be obtained. Our ability to export into other countries may require compliance with ISO 13485, which is analogous to compliance with the FDA’s QSR requirements. In November 2007 and May 2011, the Therapeutic Products Directorate of Health Canada, the Canadian health regulatory agency, approved our OLpūr MD220 Hemodiafilter and our DSU, respectively, for marketing in Canada. Other than the Canadian approval of our OLpūr MD220 Hemodiafilter and DSU products, we have not obtained any regulatory approvals to sell any of our products outside of the United States and the European Union and there is no assurance that any such clearance or certification will be issued.

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

Employees

As of December 31, 2015, we employed a total of 11 employees, 10 of whom are full time and 1 who is employed on a part-time basis. We also have engaged 2 consultants on an ongoing basis. Of the 13 total employees and consultants, 2 are employed in a sales/marketing/customer support capacity, 5 in general and administrative and 6 in research and development.

Item 1A. Risk Factors

Risks Related to Our Company

Our independent registered public accounting firm, in its audit report related to our financial statements for the fiscal year ended December 31, 2015, expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our consolidated financial statements included in this Annual Report on Form 10-K expressing doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections, we expect that the proceeds from the Lambda Class D warrant exercise and the additional warrant exercises that resulted from the tender offer and the projected increase in product sales will allow us to fund our operations at least into the third quarter of 2016, and potentially longer depending on the timing and market up-take of our new products . As a result, we will need to raise additional funds through either the licensing or sale of our technologies or the additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we may be required to cease operations.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

As of December 31, 2015, we had an accumulated deficit of approximately $117,253,000, as a result of historical operating losses. We expect to continue to incur additional losses for the foreseeable future as a result of a high level of operating expenses, significant up-front expenditures, including the cost of clinical trials, production and marketing activities and very limited revenue from the sale of our products. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

● the market acceptance of our technologies and products in each of our target markets;

● our ability to effectively and efficiently manufacture, market and distribute our products;

● our ability to sell our products at competitive prices which exceed our per unit costs; and

● our ability to continue to develop products and maintain a competitive advantage in our industry.

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

On May 28, 2015, we received a warning letter from the FDA resulting from an October 2014 inspection of our facility in River Edge, New Jersey. The warning letter alleges deficiencies relating to our compliance with the Quality System regulation and the Medical Device Reporting regulation. We take the matters identified in the warning letter seriously and are in the process of evaluating the corrective actions required to address the matters raised in the warning letter. We responded to the warning letter within 15 business days as requested by the FDA, and intend to work diligently and expeditiously to resolve the issues raised by the FDA. The warning letter does not restrict the manufacture, production or shipment of any of our products, nor require the withdrawal of any product from the marketplace. On August 12, 2015, we received an additional letter from the FDA acknowledging our responses and noting that it will verify our implementation of corrective measures at its next inspection of our facility. In February 2016, the FDA performed another on-site inspection. There were no observations, or 483’s, cited at the conclusion of the inspection.

If we violate the FDC Act or other regulatory requirements (either with respect to our POU or DSU ultrafilters or otherwise) at any time during or after the product development and/or approval process, we could be subject to enforcement actions by the FDA or other agencies, including:

●	fines;

●	injunctions;

●	civil penalties;

●	recalls or seizures of products;

●	total or partial suspension of the production of our products;

●	withdrawal of any existing approvals or pre-market clearances of our products;

●	refusal to approve or clear new applications or notices relating to our products;

●	recommendations that we not be allowed to enter into government contracts; and

●	criminal prosecution.

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

Under the FDC Act, we are required to submit medical device reports (“MDRs”) to the FDA to report device-related deaths, serious injuries and malfunctions of medically approved products that could result in death or serious injury if they were to recur. Depending on their significance, MDRs could trigger events that could cause us to incur expenses and may also limit our ability to generate revenues from such products, such as the following:

●	information contained in the MDRs could trigger FDA regulatory actions such as inspections, recalls and patient/physician notifications;

●	because the reports are publicly available, MDRs could become the basis for private lawsuits, including class actions; and

●	if we fail to submit a required MDR to the FDA, the FDA could take enforcement action against us.

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

The production, marketing and sale of kidney dialysis and water-filtration products have inherent risks of liability in the event of product failure or claim of harm caused by product operation. Voluntary recalls could subject us to claims or proceedings by consumers, the FDA or other regulatory authorities which may adversely impact our sales and revenues. Furthermore, even meritless claims of product liability may be costly to defend against. Although we have acquired product liability insurance for our products, we may not be able to maintain or obtain this insurance on acceptable terms or at all. Because we may not be able to obtain insurance that provides us with adequate protection against all potential product liability claims, a successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, even if we are able to obtain adequate insurance, any claim against us could generate negative publicity, which could impair our reputation and adversely affect the demand for our products, our ability to generate sales and our profitability.

Some of the agreements that we may enter into with manufacturers of our products and components of our products may require us:

● to obtain product liability insurance; or

● to indemnify manufacturers against liabilities resulting from the sale of our products.

For example, the agreement with our contract manufacturer (“CM”) requires that we obtain and maintain certain minimum product liability insurance coverage and that we indemnify our CM against certain liabilities arising out of our products that they manufacture, provided they do not arise out of our CM’s breach of the agreement, negligence or willful misconduct. If we are not able to obtain and maintain adequate product liability insurance, then we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers for their losses, which could materially deplete our assets.

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

We do not yet have an established market or customer base for our products. Acceptance of our products in the marketplace by both potential users, including chronic renal failure patients, and potential purchasers, including nephrologists, dialysis clinics and other health care providers, is uncertain, and our failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and be profitable. Market acceptance will require substantial marketing efforts and the expenditure of significant funds by us to inform dialysis patients and nephrologists, dialysis clinics and other health care providers of the benefits of using our products. We may encounter significant clinical and market resistance to our products and our products may never achieve market acceptance. We may not be able to build key relationships with physicians, clinical groups and government agencies, pursue or increase sales opportunities in Europe or elsewhere, or be the first to introduce hemodiafiltration therapy in the United States. Product orders may be cancelled, patients or customers currently using our products may cease to do so and patients or customers expected to begin using our products may not. Factors that may affect our ability to achieve acceptance of our chronic renal failure therapy products in the marketplace include whether:

● such products will be safe for use;

● such products will be effective;

● such products will be cost-effective;

● we will be able to demonstrate product safety, efficacy and cost-effectiveness;

● there are unexpected side effects, complications or other safety issues associated with such products; and

● government or third party reimbursement for the cost of such products is available at reasonable rates, if at all.

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

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. We have obtained a Conformité Européene (“CE”) mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (collectively, “European Community”), for our OLpūr mid dilution hemodiafilter series product and our Dual Stage Ultrafilter (“DSU”). We have not yet obtained the CE mark for any of our other products. On April 30, 2012, we announced that we received clearance from the FDA to market our OLpūr MD220 Hemodiafilter and OLpūr H2H Module for use with a hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of chronic renal failure patients. We have not begun to broadly market these products and are actively seeking a commercialization partner in the U.S.

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

For products other than those for which we have already received marketing approval, if we do not prove in clinical trials that our products are safe and effective, we will not obtain marketing approvals from the applicable regulatory authorities. In particular, one or more of our products may not exhibit the expected medical benefits, may cause harmful side effects, may not be effective in treating dialysis patients or may have other unexpected characteristics that preclude regulatory approval for any or all indications of use or limit commercial use if approved. The length of time necessary to complete clinical trials varies significantly and is difficult to predict. Factors that can cause delay or termination of our clinical trials include:

●	slower than expected patient enrollment due to the nature of the protocol, the proximity of subjects to clinical sites, the eligibility criteria for the study, competition with clinical trials for similar devices or other factors;

●	lower than expected retention rates of subjects in a clinical trial;

●	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

●	delays in approvals from a study site’s review board, or other required approvals;

●	longer treatment time required to demonstrate effectiveness;

●	lack of sufficient supplies of the product;

●	adverse medical events or side effects in treated subjects; and

●	lack of effectiveness of the product being tested.

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

Approval or clearance of our products could be withdrawn, delayed or denied by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure by our manufacturers to comply with these requirements could prevent us from marketing our products in the European Community. The FDA also imposes requirements through quality system requirements, or QSR, regulations, which include requirements for good manufacturing practices. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA approval of our products and from marketing such products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpur MD HDF filter series have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not been inspected by the FDA. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the European Community and the United States.

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

We expect to manufacture and to market our products globally. Our international operations are subject to a number of risks, including the following:

● fluctuations in exchange rates of the United States dollar could adversely affect our results of operations;

● we may face difficulties in enforcing and collecting accounts receivable under some countries’ legal systems;

● local regulations may restrict our ability to sell our products, have our products manufactured or conduct other operations;

● political instability could disrupt our operations;

● some governments and customers may have longer payment cycles, with resulting adverse effects on our cash flow; and

● some countries could impose additional taxes or restrict the import of our products.

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

While the above material weakness has been remediated, if we are unable to maintain proper and effective internal control over financial reporting in the future, we may not be able to produce timely and accurate financial statements. If that were to happen, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

During the two years ended December 31, 2015, our Common Stock has traded at prices ranging from a high of $1.29 to a low of $0.20 per share. Due to the lack of an active trading market for our Common Stock, you should expect the prices at which our Common Stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our Common Stock. These include, but are not limited to:

●	achievement or rejection of regulatory approvals by our competitors or us;

●	publicity regarding actual or potential clinical or regulatory results relating to products under development by our competitors or us;

●	delays or failures in initiating, completing or analyzing clinical trials or the unsatisfactory design or results of these trials;

●	announcements of technological innovations or new commercial products by our competitors or us;

●	developments concerning proprietary rights, including patents;

●	regulatory developments in the United States and foreign countries;

●	economic or other crises and other external factors;

●	period-to-period fluctuations in our results of operations;

●	threatened or actual litigation;

●	changes in financial estimates by securities analysts; and

●	sales of our Common Stock.

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

Several provisions of the Delaware General Corporation Law, our fourth amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our Common Stock could be reduced as a result. These provisions include:

●	authorizing our board of directors to issue “blank check” preferred stock without stockholder approval;

●	providing for a classified board of directors with staggered, three-year terms;

●	prohibiting us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain provisions are met;

●	prohibiting cumulative voting in the election of directors;

●	limiting the persons who may call special meetings of stockholders; and

●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

As of December 31, 2015, Lambda, our largest stockholder, beneficially owned approximately 62% of our outstanding Common Stock. As a result of this ownership, Lambda has the ability to exert significant influence over our policies and affairs, including the election of directors. Lambda, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Lambda, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Lambda in any matter put before the stockholders may differ from those of any other stockholder.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our U.S. facilities are located at 41 Grand Avenue, River Edge, New Jersey, 07661 and consist of approximately 4,688 square feet of space. The current rental agreement expires in November 2018 with a monthly cost of approximately $9,000. We use these facilities to house our corporate headquarters and research facilities.

Our facilities in Europe are currently located at A5 Clonlara Avenue, Baldonnell Business Park, Dublin, Ireland, and consist of approximately 500 square feet of space. The lease agreement was entered into on July 1, 2010. The lease term is renewable for 6 month terms with a 2 month notice to discontinue, on a rolling basis. Our monthly cost is 500 Euro (approximately $545).

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

Quarter Ended	High	Low
March 31, 2014	$0.75	$0.30
June 30, 2014	$1.29	$0.35
September 30, 2014	$1.19	$0.76
December 31, 2014	$1.00	$0.61
March 31, 2015	$0.96	$0.50
June 30, 2015	$0.80	$0.49
September 30, 2015	$0.77	$0.37
December 31, 2015	$0.43	$0.20

As of March 18 , 2016, there were approximately 64 holders of record and approximately 2,650 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any other equity security during the year ended December 31, 2015 which was not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our Common Stock during the fourth quarter of 2015.

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

Business Overview

Nephros is a commercial stage medical device and commercial products company that develops and sells high performance liquid purification filters and hemodiafiltration (“HDF”) systems. Our filters, which are generally classified as ultrafilters, are primarily used in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate, and used in hospitals for the prevention of infection from water borne pathogens, such as legionella and pseudomonas. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites and endotoxins.

Our ultrafilters OLpūr H2H Hemodiafiltration System, used in conjunction with a standard hemodialysis machine, is the only FDA 510(k) cleared medical device that enables nephrologists to provide hemodiafiltration treatment to patient with end stage renal disease (“ESRD”). Additionally, we sell hemodiafilters, which serve the same purpose as dialyzers in an HD treatment, and other disposables used in the hemodiafiltration treatment process.

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis (“HD”). We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular water purification.

The following trends, events and uncertainties may have a material impact on our potential sales, revenue and income from operations:

●	the market acceptance of our products in the United States and of our technologies and products in each of our target markets;

●	our ability to effectively and efficiently manufacture, market and distribute our products;

●	our ability to sell our products at competitive prices which exceed our per unit costs;

●	the consolidation of dialysis clinics into larger clinical groups; and

●	the current U.S. healthcare plan is to bundle reimbursement for dialysis treatment which may force dialysis clinics to change therapies due to financial reasons.

To the extent we are unable to succeed in accomplishing the foregoing, our sales could be lower than expected and dramatically impair our ability to generate income from operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption was not permitted. In August, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning December 15, 2017, including interim reporting periods within that fiscal year. Earlier application is permitted only as of fiscal years beginning after December 31, 2016, including interim reporting periods with that fiscal year. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. We are currently evaluating any impact the adoption of ASU 2014-15 might have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. We do not believe that the adoption of ASU 2015-11 will have a significant impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which clarifies the presentation requirements for debt issuance costs discussed in ASU 2015-03 as they relate to line-of-credit arrangements. The SEC will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not believe that the adoption of ASU 2015-15 will have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not believe that the adoption of ASU 2015-17 will have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the following accounting policies require the application of significant judgments and estimates.

Revenue Recognition

Revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 605. Four basic criteria must be met before revenue can be recognized: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

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

Deferred revenue on the accompanying December 31, 2015 consolidated balance sheet is approximately $417,000 and is related to the Bellco license agreement. We have recognized approximately $2,659,000 of revenue related to this license agreement to date and approximately $70,000 for the year ended December 31, 2015, resulting in $417,000 being deferred over the remainder of the expected obligation period. We amortize the deferred revenue monthly over the expected obligation period which ends on December 31, 2021. As a result, expected revenue to be recognized will be approximately $70,000 in each of the next six years.

Stock-Based Compensation

The fair value of stock options is recognized as stock-based compensation expense in net income. We calculate employee stock-based compensation expense in accordance with ASC 718. We account for stock option grants to consultants under the provisions of ASC 505-50, and as such, these stock options are revalued at each reporting period through the vesting period. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. For stock awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

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

The Fiscal Year Ended December 31, 2015 Compared to the Fiscal Year Ended December 31, 2014

Revenues

Total revenues for the year ended December 31, 2015 were approximately $1,944,000 compared to approximately $1,748,000 for the year ended December 31, 2014. Total revenues increased approximately $196,000, or 11.2%. Increases of approximately $856,000, or 96%, in ultrafilter sales and approximately $84,000 in Bellco royalties were partially offset by a decrease of approximately $764,000 in revenue recognized under the Bellco license agreement.

Cost of Goods Sold

Cost of goods sold was approximately $884,000 for the year ended December 31, 2015 compared to approximately $549,000 for the year ended December 31, 2014. The increase of approximately $335,000, or 61%, in cost of goods sold was primarily related to an increase in ultrafilter sales.

Research and Development

Research and development expenses were approximately $826,000 and $781,000, respectively, for the years ended December 31, 2015 and December 31, 2014. This increase of approximately $45,000, or 5.8%, is primarily due to increases in product development expenses relating to new ultrafilter products and the addition of personnel.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $212,000 for the year ended December 31, 2015 compared to approximately $217,000 for the year ended December 31, 2014, representing a decrease of 2.3%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3,443,000 for the year ended December 31, 2015 compared to approximately $2,870,000 for the year ended December 31, 2014, representing an increase of $573,000 or 20%. The increase is due to a severance expense of approximately $175,000, to an increase in auditor expenses of $120,000, to an increase in marketing expenses of approximately $110,000, and to an increase in travel expenses of approximately $84,000. The increases were partially offset by a decrease in stock option expenses of approximately $97,000.

Interest Expense

The table below summarizes interest expense for the years ended December 31, 2015 and 2014:

	2015	2014
Interest related to August 2014 senior secured note	$-	$63,000
Interest related to November 2013 senior secured note	-	37,000
Amortization of debt discount - August 2014 senior secured note	-	178,000
Amortization of debt discount - November 2013 senior secured note	-	142,000
Interest - outstanding payables due to a vendor	41,000	61,000
Other	1,000	2,000
Total interest expense	$42,000	$483,000

Change in Fair Value of Warrant Liability

We classified certain warrants as liabilities at their fair value and adjusted the warrant liability to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations and comprehensive income (loss). The fair value of such warrants issued has been estimated using a binomial options pricing model. The change in fair value of the warrant liability resulted in income of approximately $2,099,000 for the year ended December 31, 2015 and expense of approximately $4,277,000 for the year ended December 31, 2014. These liability classified warrants were exercised in full on September 29, 2015.

Other Income/Expense

Other income of approximately $37,000 and $58,000, respectively, for the years ended December 31, 2015 and 2014 is due to foreign currency gains.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015 or 2014.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2015 and 2014 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and capital resources	2015	2014
Cash	$1,248	$1,284
Other current assets	1,216	400
Working capital	1,505	437
Stockholders’ equity (deficit)	2,664	(5,681)

Our future liquidity sources and requirements will depend on many factors, including:

●	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

●	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

●	the continued progress in, and the costs of, clinical studies and other research and development programs;

●	the costs involved in filing and enforcing patent claims and the status of competitive products; and

●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	for the marketing and sales of our water-filtration products;

●	to pursue business development opportunities with respect to our chronic renal treatment system; and

●	for working capital purposes.

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

At December 31, 2015, we had an accumulated deficit of approximately $117,253,000, and we expect to incur additional operating losses from operations in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue.

On December 23, 2015, we received proceeds of approximately $688,000 in connection with our offer to holders of certain warrants of the opportunity to exercise their warrants at a temporarily reduced cash exercise price. Warrant holders elected to exercise warrants to purchase an aggregate of 3,442,521 shares of our common stock at the reduced cash exercise price of $0.20 per share, providing a total of $688,000 in gross proceeds to us. Of the 3,442,521 shares issued, 2,782,577 are held by Lambda. The warrants that were not exercised pursuant to the offer to exercise remained in effect, with an exercise price of $0.40 per share of common stock.

On September 29, 2015, we entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda. Pursuant to the Amendment, the Company agreed to reduce the current exercise price of the Class D Warrant issued to Lambda on November 14, 2007 (together with all amendments thereto entered into prior to the Amendment, the “Warrant”) representing the right to purchase 11,742,100 shares of the Company’s common stock by 50%, to $0.15 per share, in exchange for Lambda’s agreement to exercise such Warrant in its entirety. Upon exercise of the Warrant, the Company issued 11,742,100 shares of common stock to Lambda and received approximately $1.76 million in cash proceeds from Lambda. Following such exercise, no Class D Warrants remain outstanding.

On July 24, 2015, we entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. Under the terms and subject to the conditions of the purchase agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $10.0 million in shares of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 200,000 shares depending upon the closing sale price of the common stock. However, in no event shall these purchases be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price as set forth in the purchase agreement. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a purchase the closing sale price of the common stock is not below the threshold price as set forth in the purchase agreement. Our sales of shares of common stock to Lincoln Park under the purchase agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of the common stock. In connection with the Purchase Agreement, we issued to Lincoln Park 250,000 shares of common stock for no proceeds. The fair value of the 250,000 shares of common stock issued was approximately $163,000 and was recorded as a commitment fee. Pursuant to the Purchase Agreement, in year ended December 31, 31, 2015, we issued and sold an additional 300,000 shares of common stock to Lincoln Park at a per share price of $0.45, resulting in gross proceeds of $135,000.

On May 18, 2015, we raised gross proceeds of $1.23 million through the private placement of 1,834,299 units of our securities. Each unit consisted of one share of our common stock and a five-year warrant to purchase one-half of one share of our common stock. The purchase price for each unit was $0.67. The 917,149 warrants issued are exercisable at a price of $0.85 per share.

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

On April 23, 2012, we entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica, an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with our filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, we granted to Medica an exclusive license under our intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, we agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $1,000,000) for the years 2012, 2013 and 2014, respectively. In the year ended December 31, 2015, our aggregate purchase commitments totaled approximately €999,000 (approximately $1,119,000). For calendar years 2016 through 2022, annual minimum amounts will be mutually agreed upon between Medica and us. In December 2015, we formalized the agreed upon minimum purchase level for 2016 of €1,200,000 with Medica. In exchange for the license, we paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013. As part of the agreement, we have granted to Medica 300,000 options to purchase our common stock which will vest over the first three years of the agreement. As of September 2013, we have an understanding with Medica whereby we have agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.

As of the date of this Form 10-K, we expect that the proceeds from the Lambda Class D warrant exercise and the additional warrant exercises that resulted from the tender offer and the projected increase in product sales will allow us to fund our operations at least into the third quarter of 2016 , and potentially longer depending on the timing and market up-take of our new products .  This assumption excludes the impact of future cash receipts from recurring operations.  Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, in connection with offerings of our common stock or through other means, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in our Company. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $3,815,000 for the year ended December 31, 2015 compared to approximately $2,495,000 for the year ended December 31, 2014. Excluding the noncash impacts of the change in fair value of the warrant liability and the warrant modification, our net loss was approximately $3,426,000 for the year ended December 31, 2015 compared to approximately $3,094,000 for the year ended December 31, 2014, an increase of approximately $332,000.

In addition to the increase in the net loss, the most significant items contributing to the net increase of approximately $1,320,000 in cash used in operating activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 are highlighted below:

●	our inventory increased by approximately $405,000 during the 2015 period compared to an increase of approximately $82,000 during the 2014 period as a result of increased sales volume and projected sales volume;

●	our accounts receivable increased by approximately $302,000 during the 2015 period compared to a decrease of approximately $12,000 during the 2014 period as a result of increased sales volume and projected sales volume;

●	our prepaid expenses and other current assets increased by approximately $144,000 during the 2015 period compared to a decrease of approximately $21,000 during the 2014 period as a result of increased deposits;

●	during the 2015 period, our amortization of debt discount decreased by approximately $320,000 compared to the 2014 period. There was no outstanding debt during the 2015 period; and

Offsetting the above changes:

●	our revenue related to the Bellco licensing agreement was approximately $70,000 in the 2015 period compared to approximately $216,000 in the 2014 period as a result of timing.

Net cash used in investing activities for the year ended December 31, 2015 was approximately $13,000 related to the purchase of equipment. There were no investing transactions in 2014.

Net cash provided by financing activities for the year ended December 31, 2015 of approximately $3,791,000 resulted from net proceeds of approximately $1,340,000 resulting from the issuance of common stock and approximately $2,451,000 of proceeds resulting from the exercise of warrants.

Net cash provided by financing activities for the year ended December 31, 2014 was approximately $3,203,000. Net cash provided by financing activities resulted primarily from gross proceeds of $5.1 million related to the issuance of common stock related to the March 2014 rights offering and December 2014 rights offering net of equity issuance costs of approximately $0.3 million, gross proceeds from the issuance of the August 2014 senior secured note of $1.75 million, offset by payment of financing costs of approximately $178,000 and approximately $15,000 of proceeds resulting from the exercise of warrants. Net cash provided by financing activities was partially offset by the repayment of the $1.75 million August 2014 senior secured note and repayment of the $1.5 million November 2013 senior secured note.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2015:

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Leases[1]	$355,000	$115,000	$226,000	$14,000	$-
Employment Contracts	790,000	240,000	480,000	70,000	-
Total	$1,145,000	$355,000	$706,000	$84,000	$-

1In addition to lease obligations for office space, obligations include a lease for various office equipment which expires in 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

River Edge, New Jersey

We have audited the accompanying consolidated balance sheet of Nephros, Inc. and Subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moody, Famiglietti & Andronico, LLP
Tewksbury, Massachusetts
March 30, 2016

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred negative cash flow from operations and recurring net losses since inception. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 . The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Withum Smith+Brown, PC

Morristown, New Jersey
April 15, 2015

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,248	$1,284
Accounts receivable, net	397	110
Inventory, net	591	186
Prepaid expenses and other current assets	228	104
Total current assets	2,464	1,684
Property and equipment, net	12	1
Other assets, net	1,494	1,684
Total assets	$3,970	$3,369
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$652	$835
Accrued expenses	237	342
Deferred revenue, current portion	70	70
Total current liabilities	959	1,247
Warrant liability	-	7,386
Long-term portion of deferred revenue	347	417
Total liabilities	1,306	9,050

Commitments and Contingencies

Stockholders’ equity (deficit):

Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014.	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at December 31, 2015 and 2014; 48,580,355 and 30,391,513 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	49	30
Additional paid-in capital	119,797	108,382
Accumulated other comprehensive income	71	72
Accumulated deficit	(117,253)	(114,165)
Total stockholders’ equity (deficit)	2,664	(5,681)
Total liabilities and stockholders’ equity (deficit)	$3,970	$3,369

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2015	2014
Net revenue:
Product revenues	$1,790	$914
License and royalty revenues	154	834
Total net revenues	1,944	1,748

Cost of goods sold	884	549
Gross margin	1,060	1,199
Operating expenses:
Research and development	826	781
Depreciation and amortization	212	217
Selling, general and administrative	3,443	2,870
Total operating expenses	4,481	3,868
Loss from operations	(3,421)	(2,669)
Change in fair value of warrant liability	2,099	(4,277)
Warrant modification expense	(1,761)	-
Interest expense	(42)	(483)
Other income (expense), net	37	58
Net loss	(3,088)	(7,371)
Other comprehensive loss, foreign currency translation adjustments	(1)	(2)
Total comprehensive loss	$(3,089)	$(7,373)
Net loss	$(3,088)	$(7,371)
Deemed dividend as a result of warrant modification	(73)	-
Net loss attributable to common stockholders	$(3,161)	$(7,371)
Net loss per common share, basic and diluted	$(0.09)	$(0.31)
Weighted average common shares outstanding, basic and diluted	34,780,506	23,817,184

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

				Accumulated		Stockholders’
			Additional	Other		Equity
	Common Stock		Paid-in	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2013	18,082,043	$18	$102,983	$74	$(106,794)	$(3,719)

Net loss					(7,371)	(7,371)
Net unrealized losses on foreign currency translation, net of tax				(2)		(2)
Shareholder rights offerings, net	12,140,823	12	4,854			4,866
Issuance of restricted stock	132,077					-
Exercise of warrants	36,570		15			15
Noncash stock-based compensation			530			530

Balance, December 31, 2014	30,391,513	$30	$108,382	$72	$(114,165)	$(5,681)

Net loss					(3,088)	(3,088)
Net unrealized losses on foreign currency translation, net of tax				(1)		(1)
Issuance of common stock, net of equity issuance costs of $24	1,834,299	2	1,203			1,205
Issuance of common stock, net of commitment fee of $163	550,000	1	135			136
Issuance of restricted stock	501,182	1	174			175
Issuance of restricted stock to a vendor	116,613		68			68
Exercise of warrants	15,186,748	15	9,484			9,499
Noncash stock-based compensation			351			351
Balance, December 31, 2015	48,580,355	$49	$119,797	$71	$(117,253)	$2,664

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2015	2014

Operating activities
Net loss	$(3,088)	$(7,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1	6
Amortization of other assets	211	210
Non-cash stock-based compensation, including stock options and restricted stock	489	530
Non-employee stock-based compensation	68	-
Change in fair value of warrant liability	(2,099)	4,277
Warrant modification expense	1,761	-
Inventory reserve	-	59
Allowance for doubtful accounts	15	-
Amortization of debt discount	-	320
Gain on foreign currency transactions	(7)	(48)
(Increase) decrease in operating assets:
Accounts receivable	(302)	12
Inventory	(405)	(82)
Prepaid expenses and other current assets	(144)	21
Increase (decrease) in operating liabilities:
Accounts payable	(176)	(190)
Accrued expenses	(69)	(23)
Deferred revenue	(70)	(216)
Net cash used in operating activities	(3,815)	(2,495)

Investing activities
Purchases of property and equipment	(13)	-
Net cash used in investing activities	(13)	-

Financing activities
Proceeds from issuance of common stock	1,340	4,866
Proceeds from issuance of senior secured notes	-	1,572
Proceeds from exercise of warrants	2,451	15
Payment of senior secured notes	-	(3,250)
Net cash provided by financing activities	3,791	3,203
Effect of exchange rates on cash	1	(3)
Net increase (decrease) in cash	(36)	705
Cash, beginning of year	1,284	579
Cash, end of year	$1,248	$1,284

Supplemental disclosure of cash flow information
Cash paid for interest expense	$43	$188
Cash paid for income taxes	$5	$6

Supplemental disclosure of noncash financing activities
Deemed dividend as a result of warrant modification	$73	$-
Issuance of common stock as commitment fee	$163	$-
Extinguishment of warrant liability	$5,287	$-
Restricted stock issued to settle liability	$36	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. Nephros was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease (“ESRD”) therapy technology and products. The Company has two products in the hemodiafiltration (“HDF”) modality to deliver therapy for ESRD patients. These are the OLpūr mid-dilution HDF filter or “dialyzer,” designed expressly for HDF therapy, and the OLpūr H2H HDF module, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy. In 2009, the Company introduced its Dual Stage Ultrafilter (“DSU”) water filter, which represented a new and complementary product line to the Company’s ESRD therapy business. The DSU incorporates the Company’s unique and proprietary dual stage filter architecture.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses, during the reporting period. Actual results could differ materially from those estimates.  Included in these estimates are assumptions about the valuation of the warrant liability, the collection of accounts receivable, value of inventories, useful life of fixed assets and intangible assets, assumptions used in determining stock compensation such as expected volatility and risk-free interest rate and the ability of the Company to continue as a going concern.

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2015 presentation.

Going Concern

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

The Company has incurred significant losses from operations in each quarter since inception. In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2015 and 2014. To become profitable, the Company must increase revenue substantially and achieve and maintain income from operations. If the Company is not able to increase revenue and generate income from operations sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

On December 23, 2015, the Company received proceeds of approximately $688,000 in connection with its offer to holders of certain warrants of the opportunity to exercise their warrants at a temporarily reduced cash exercise price. Warrant holders elected to exercise warrants to purchase an aggregate of 3,442,521 shares of the Company’s common stock at the reduced cash exercise price of $0.20 per share, providing a total of approximately $688,000 in gross proceeds to the Company. Of the 3,442,521 shares issued, 2,782,577 are held by Lambda Investors LLC (“Lambda”). The warrants that were not exercised pursuant to the offer to exercise will remain in effect, with an exercise price of $0.40 per share of common stock.

On September 29, 2015, the Company issued 11,742,100 shares of common stock to Lambda for warrants exercised and received approximately $1.76 million in cash proceeds. The exercise price for each warrant was $0.15. See Note 3 for further discussion.

On July 24, 2015, the Company entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell and Lincoln Park has the obligation to purchase up to $10.0 million of the Company’s common stock. In connection with the Purchase Agreement, the Company issued to Lincoln Park 250,000 shares of common stock for no proceeds. Pursuant to the Purchase Agreement, in September 2015, the Company issued and sold 300,000 shares of common stock to Lincoln Park at a per share purchase price of $0.45, resulting in gross proceeds of $135,000, see Note 11 – Stockholders’ Equity (Deficit).

On May 18, 2015, the Company raised gross proceeds of $1.23 million through the private placement of 1,834,299 units of its securities. Each unit consisted of one share of its common stock and a five-year warrant to purchase one-half of one share of the Company’s common stock. The purchase price for each unit was $0.67. The 917,149 warrants issued are exercisable at a price of $0.85 per share, see Note 11 – Stockholders’ Equity (Deficit).

The Company expects that the proceeds from the Lambda Class D warrant exercise and the additional warrant exercises that resulted from the tender offer and the projected increases in product sales will allow the Company to fund its operations at least into the third quarter of 2016 , and potentially longer depending on the timing and market up-take of our new products . This assumption excludes the impact of future cash receipts from recurring operations. There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to service its commitments, the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash.

Major Customers

For the year ended December 31, 2015, four customers accounted for 64% of our revenues. For the year ended December 31, 2014, three customers accounted for 78% of our revenues. As of December 31, 2015 three customers accounted for 71% of our accounts receivable. As of December 31, 2014, three customers accounted for 83% of our accounts receivable.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses.  The allowance for doubtful accounts was approximately $15,000 and $1,000 as of December 31, 2015 and 2014, respectively. There was no allowance for sales returns at December 31, 2015 or 2014.  There were no write offs of accounts receivable to bad debt expense during 2015 or 2014.

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

License and Supply Rights

The Company’s rights under the License and Supply Agreement are capitalized and stated at cost, less accumulated amortization and are amortized using the straight-line method over the term of the License and Supply Agreement. The License and Supply Agreement term is from April 23, 2012 through December 31, 2022. The Company determines amortization periods for licenses based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms.

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

Impairment for Long-Lived Assets

The Company adheres to Accounting Standards Codification (“ASC”) Topic 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2015 and December 31, 2014.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. See Note 3 for information on the fair value of derivative liabilities.

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

Deferred revenue was approximately $417,000 and $487,000 on the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively, and is related to the License Agreement with Bellco. The Company has recognized approximately $2,659,000 of revenue related to this license agreement to date, including approximately $70,000 for the year ended December 31, 2015,

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

resulting in $417,000 being deferred over the remainder of the expected obligation period (see Note 13). The Company recognized approximately $834,000 of revenue related to this license agreement for the year ended December 31, 2014.

Beginning on January 1, 2015, Bellco began paying the Company a royalty based on the number of units of certain products sold per year, (see Note 13). For the year ended December 31, 2015, the Company recognized royalty income of approximately $84,000.

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as cost of goods sold and were approximately $12,000 and $4,000 for the years ended December 31, 2015 and 2014, respectively.

Research and Development Costs

Research and development costs are expensed as incurred.

Stock-Based Compensation

The fair value of stock options is recognized as stock-based compensation expense in the Company’s consolidated statement of operations and comprehensive loss. The Company calculates employee stock-based compensation expense in accordance with ASC 718. The Company accounts for stock option grants to consultants under the provisions of ASC 505-50, and as such, these stock options are revalued at each reporting period through the vesting period. The fair value of the Company’s stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award.

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

Other Income (Expense), net

Other income of approximately $37,000 and $58,000, respectively, for the years ended December 31, 2015 and 2014 is due to foreign currency transaction gains.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014.

ASC Topic 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return.  ASC 740 utilizes a two-step approach for evaluating uncertain tax positions.  Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.  Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority.  The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2011. During the years ended December 31, 2015 and 2014, the Company recognized no adjustments for uncertain tax positions.  However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

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

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	December 31,
	2015	2014
Shares underlying options outstanding	4,303,638	2,472,234
Shares underlying warrants outstanding	2,482,563	16,752,915
Unvested restricted stock	501,182	132,077

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning December 15, 2017, including interim reporting periods within that fiscal year. Earlier application is permitted only as of fiscal years beginning after December 31, 2016, including interim reporting periods with that fiscal year. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating any impact the adoption of ASU 2014-15 might have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. The Company does not believe that the adoption of ASU 2015-11 will have a significant impact on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which clarifies the presentation requirements for debt issuance costs discussed in ASU 2015-03 as they relate to line-of-credit arrangements. The Securities and Exchnage Commission (“SEC”) will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe that the adoption of ASU 2015-15 will have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company does not believe that the adoption of ASU 2015-17 will have a significant impact on its consolidated financial statements.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on our consolidated financial statements.

Note 3 - Financial Instruments

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

●	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

●	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company had outstanding warrants originally issued in 2007 (the “2007 Warrants”) that were accounted for as a derivative liability until they were fully exercised on September 29, 2015. The 2007 warrants were classified as a liability because the transactions that would trigger the anti-dilution adjustment provision in the 2007 Warrants were not inputs to the fair value of the warrants. The 2007 Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in changes in fair value of warrant liability in the Company’s consolidated statement of operations and comprehensive income (loss) in each subsequent period. The Company utilized a binomial options pricing model to value the 2007 Warrants at each reporting period.

The estimated fair value of the 2007 Warrants as of December 31, 2014 was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Financial Instruments (continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2014 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2014:
Warrant liability	$-	$-	$7,386	$7,386

On the consolidated statement of operations for the years ended December 31, 2015 and 2014, the Company recorded income of approximately $2,099,000 and expense of approximately $4,277,000, respectively, as a result of the change in fair value of the warrant liability. A reconciliation of the warrant liability is as follows (in thousands):

2007 Warrants
Balance at January 1, 2014	$3,109
Increase in fair value of warrant liability	4,277
Balance at December 31, 2014	$7,386
Decrease in fair value of warrant liability	(2,099
Balance at September 29, 2015	$5,287

The following table summarizes the calculated aggregate fair values of the warrants, along with the assumptions utilized in each calculation:

	September 29,	December 31,
	2015	2014
Calculated aggregate value	$5,287	$7,386
Weighted average exercise price	$0.30	$0.30
Closing price per share of common stock	$0.40	$0.79
Volatility	137%	165.6%
Weighted average remaining expected life (years)	4.2	5.2
Risk-free interest rate	1.4%	1.8%
Dividend yield	-	-

On September 29, 2015, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda. Pursuant to the Amendment, the Company agreed to reduce the current exercise price of the 2007 Warrants by 50%, to $0.15 per share, in exchange for Lambda’s agreement to exercise the 2007 Warrants in their entirety immediately following the modification. Upon exercise of the 2007 Warrants, the Company issued 11,742,100 shares of common stock to Lambda and received approximately $1.76 million in cash proceeds from Lambda. Following such exercise, no 2007 Warrants remain outstanding. The value of the 2007 Warrants as of September 29, 2015, after the modification, was approximately $7,048,000, calculated as intrinsic value with an expected term of zero. As a result, approximately $1,761,000 was recorded as warrant modification expense for the year ended December 31, 2015.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Inventory

The Company’s inventory components as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Total gross inventory, finished goods	$634,000	$297,000
Less: inventory reserve	(43,000)	(111,000)
Total inventory	$591,000	$186,000

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Prepaid insurance premiums	$62,000	$70,000
Deposit on equipment	124,000	-
Inventory in transit	18,000	-
Security deposit	-	21,000
Other	24,000	13,000
Prepaid expenses and other current assets	$228,000	$104,000

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2015 and 2014 was as follows:

		December 31,
	Life	2015	2014
Manufacturing equipment	3-5 years	$611,000	$599,000
Research equipment	5 years	37,000	37,000
Computer equipment	3-4 years	43,000	59,000
Furniture and fixtures	7 years	37,000	39,000
Property and equipment, gross		728,000	734,000
Less: accumulated depreciation		716,000	733,000
Property and equipment, net		$12,000	$1,000

Depreciation expense for each of the years ended December 31, 2015 and 2014 was approximately $1,000 and $6,000, respectively.

Note 7 - Related Party Senior Secured Notes

On August 29, 2014, the Company issued a senior secured note to Lambda, in the principal amount of $1.75 million. Lambda is the Company’s largest stockholder and beneficially owns approximately 62% of the Company’s outstanding common stock. The note bore interest at the rate of 12% per annum and was scheduled to mature on February 28, 2015, at which time all principal and accrued interest was due. However, the Company paid all amounts due under the note on December 18, 2014 with the cash proceeds from the rights offering that closed in December 2014. In connection with the note, the Company incurred an 8%, or $140,000, sourcing/transaction fee with Lambda. In addition, the Company incurred additional legal fees and other expenses in connection with the note in the amount of $38,000 with Lambda. Those payments totaling $178,000 were initially reflected as a debt discount and amortized over the term of the note. For the year ended December 31, 2014, $178,000 is included in interest expense on the consolidated statements of operations and comprehensive loss.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Related Party Senior Secured Notes (continued)

On November 12, 2013, the Company issued a senior secured note to Lambda in the principal amount of $1.5 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on May 12, 2014, at which time all principal and accrued interest was due. However, the Company paid amounts due under the note on March 18, 2014 with the cash proceeds from the rights offering that closed in March 2014. In connection with the note, the Company incurred an 8%, or $120,000, sourcing/transaction fee with Lambda. In addition, the Company incurred additional legal fees and other expenses in connection with the note in the amount of $75,000 with Lambda. Those payments totaling $195,000 were made on November 12, 2013 and were reflected as a debt discount which was amortized over the term of the senior secured note. Approximately $142,000 is included in interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2014.

Lambda is an affiliate of Wexford Capital LP, which is the managing member of Lambda. Arthur H. Amron, a director of the Company, is a partner and general counsel of Wexford Capital LP. Paul A. Mieyal, a director of the Company, served as Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, from January 4, 2015 to April 15, 2015 and is also a Vice President of Wexford Capital LP.

Note 8 - Accrued Expenses

Accrued expenses as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Accrued legal	$103,000	$145,000
Accrued directors’ compensation	52,000	36,000
Accrued royalty	14,000	-
Accrued credits issued to customers	10,000	-
Accrued management bonus	-	50,000
Accrued stock transfer agent fees	-	27,000
Accrued accounting	1,000	23,000
Accrued interest	12,000	14,000
Accrued other	45,000	47,000
	$237,000	$342,000

Note 9 - Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2015	2014
U.S. federal statutory rate	34.00%	35.00%
Warrant liability	3.71%	(23.70)%
State & local taxes	5.78%	5.02%
Tax on foreign operations	0.36%	0.20%
State research and development credits	1.47%	0.55%
Other	(3.11)%	(3.10)%
Valuation allowance	(42.21)%	(13.97)%
Effective tax rate	-	-

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes (continued)

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$29,092,799	$27,935,165
Research and development credits	1,163,616	1,118,389
Nonqualified stock option compensation expense	374,769	1,913,673
Other temporary book - tax differences	258,445	436,178
Total deferred tax assets	30,889,629	31,403,405
Valuation allowance for deferred tax assets	(30,889,629)	(31,403,405)
Net deferred tax assets	$-	$-

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required.

At December 31, 2015, the Company had Federal income tax net operating loss carryforwards of $76,656,025 and New Jersey income tax net operating loss carryforwards of $ 16,508,292 . Foreign income tax net operating loss carryforwards were $7,448,287 as of December 31, 2015. The Company also had Federal research tax credit carryforwards of $1,163,616 at December 31, 2015 and $1,118,389 at December 31, 2014. The Company’s net operating losses and research credits may ultimately be limited by Section 382 of the code and, as a result, the may be unable to offset future taxable income (if any) with losses, or our tax liability with credits, before such losses and credits expire. The Federal and New Jersey net operating loss carryforwards and Federal tax credit carryforwards will expire at various times between 2015 and 2035 unless utilized.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

It is the Company’s policy to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 10 - Stock Plans, Share-Based Payments and Warrants

Stock Plans

In 2015, the Board of Directors adopted the Nephros, Inc. 2015 Equity Incentive Plan (“2015 Plan”). Under the 2015 Plan, 7,000,000 shares are reserved and authorized for awards and the maximum contractual term is 10 years for stock options issued under the 2015 Plan.

The Company’s previously adopted and approved plan, the 2004 Stock Incentive Plan (“2004 Plan”), expired in the year ended December 31, 2014.

As of December 31, 2015, 2,795,693 options had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between May 7, 2025 and December 17, 2025, As of December 31, 2015, 116,136 options had been issued to non-employees under the 2015 Plan, were outstanding and will expire on August 14, 2025. Taking into account all options and restricted stock granted under the 2015 Plan, 3,470,376 shares are available for future grant under the 2015 Plan. Options currently outstanding are fully vested or will vest upon a combination of the following: immediate vesting, performance-based vesting or straight line vesting of two or four years. Of the 2,795,693 options granted to employees, 327,629 options will vest when the specified performance condition is met.

As of December 31, 2015, 488,600 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between January 5, 2016 and February 5, 2024. As of December 31, 2015, 903,209 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between January 5, 2016 and November 17, 2024. No shares are available for future grants under the 2004 Plan. Options currently outstanding are fully vested or will vest upon a combination of the following: immediate vesting or straight line vesting of two or four years.

As of December 31, 2014, 1,236,975 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between April 27, 2015 and February 5, 2024, and have vested or will vest upon a combination of the following:

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stock Plans, Share-Based Payments and Warrants (continued)

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

Share-Based Payment

Expense is recognized, net of expected forfeitures, over the vesting period of the options. Stock based compensation expense recognized for the years ended December 31, 2015 and 2014 was approximately $328,000 and approximately $421,000, respectively.

The following table summarizes the option activity for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,410,134	$1.28
Options granted	352,519	0.50
Options forfeited or expired	(290,419)	2.45
Outstanding at December 31, 2014	2,472,234	0.96
Options granted	2,911,829	0.56
Options forfeited or expired	(1,080,425)	1.28
Outstanding at December 31, 2015	4,303,638	$0.65

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2015 and 2014:

	Shares	Weighted Average Exercise Price
Exercisable at December 31, 2014	1,679,392	$1.11
Vested and expected to vest at December 31, 2014	2,426,249	$1.04
Exercisable at December 31, 2015	1,377,665	$0.84
Vested and expected to vest at December 31, 2015	4,133,932	$0.66

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2015	2014
Stock Price Volatility	121.9%	129.8%
Risk-Free Interest Rates	1.60%	1.86%
Expected Life (in years)	6.15	5.84
Expected Dividend Yield	0%	0%

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stock Plans, Share-Based Payments and Warrants (continued)

The total fair value of options vested during the fiscal year ended December 31, 2015 was approximately $234,000. The total fair value of options vested during the fiscal year ended December 31, 2014 was approximately $507,000.

The weighted-average fair value of options granted in 2015 and 2014 is $0.56 and $0.45, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2015 are $0. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 8.5 years.

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

As of December 31, 2015, there was approximately $1,174,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $158,000 of the $1,174,000 total unrecognized compensation will be recognized at the time that certain performance conditions are met. The remaining approximately $1,016,000 will be amortized over the weighted average remaining requisite service period of 3.5 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the year end December 31, 2015 and 2014:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	75,450	$0.66
Granted	132,077	0.86
Vested	(75,450)	0.66
Nonvested at December 31, 2014	132,077	0.86
Granted	617,795	0.48
Vested	(248,690)	0.73
Nonvested at December 31, 2015	501,182	$0.46

Total stock-based compensation expense for the restricted stock was approximately $161,000 and $109,000, respectively, for the years ended December 31, 2015 and December 31, 2014 and is included in Selling, General and Administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2015, there was approximately $39,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next six months.

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stock Plans, Share-Based Payments and Warrants (continued)

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2015 and 2014:

Total Outstanding Warrants

Title of Warrant	Date Issued	Expiry Date	Exercise Price	Total Common Shares Issuable as December 31,
				2015	2014
Liability-classified warrants
2007 Warrants - Lambda	11/14/2007	3/21/2019	$0.30	-	11,742,100
				-	11,742,100

Equity-classified warrants
Shareholder Rights Offering Warrants	3/10/2011	3/10/2016	$0.40	1,565,414	2,228,238
March 2011 Lambda Warrants	3/10/2011	3/21/2019	$0.40	-	2,782,577
May 2015 – private placement warrants	3/18/2015	3/18/2020	$0.85	917,149	-
				2,482,563	5,010,815
Total				2,482,563	16,752,915

The weighted average exercise price of the outstanding warrants was $0.57 as of December 31, 2015 and $0.33 as of December 2014.

Warrants exercised during 2015 and 2014

On December 18, 2015, the Company completed its offer to exercise (the “Offer to Exercise”) certain outstanding warrants to purchase an aggregate of 5,008,689 shares of the Company’s common stock, consisting of outstanding warrants to purchase an aggregate of 2,226,112 shares of the Company’s common stock at an exercise price of $0.40 per share, issued on March 10, 2011 to investors participating in the Company’s 2011 rights offering (the “Rights Offering Warrants”) and outstanding warrants to purchase an aggregate of 2,782,577 shares of the Company’s common stock at an exercise price of $0.40 per share, issued on March 10, 2011 to Lambda in connection with a private placement financing transaction (the “Lambda Warrants” and, together with the Rights Offering Warrants, the “2011 Warrants”). Pursuant to the Offer to Exercise, 2011 Warrants to purchase an aggregate of 3,442,521 shares of the Company’s common stock were tendered by their holders and were exercised in connection therewith. Gross proceeds of approximately $688,000 were received by the Company on December 23, 2015.

The 2011 Warrants of holders who elected to participate in the Offer to Exercise were exercisable at a temporarily reduced cash exercise price of $0.20 per share of common stock beginning on November 20, 2015 and expiring on December 18, 2015. The incremental value of the 2011 Warrants exercised pursuant to the Offer to Exercise on November 20, 2015, after the modification, was approximately $106,000. As a result, approximately $73,000 was recorded as a deemed dividend for the year ended December 31, 2015.

During the twelve months ended December 31, 2015, in addition to those warrants exercised during Offer to Exercise period above and those warrants exercised by Lambda on September 29, 2015 (see Note 3), 2,127 shares of common stock were issued as a result of additional warrants exercised, resulting in proceeds of $851.

During the twelve months ended December 31, 2014, 791,278 warrants were exercised, resulting in proceeds of approximately $15,000 and the issuance of 36,570 shares of the Company’s common stock.

In addition, 30 and 9 common shares, respectively, were not issued as a result of warrant exercises for the years ended December 31, 2015 and 2014 due to rounding.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stockholders’ Equity (Deficit)

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

In connection with the Purchase Agreement, the Company issued to Lincoln Park 250,000 shares of common stock for no proceeds. The fair value of the 250,000 shares of common stock issued was approximately $163,000 and was recorded as a commitment fee. Pursuant to the Purchase Agreement, in September 2015, the Company issued and sold an additional 300,000 shares of common stock to Lincoln Park at a per share price of $0.45, resulting in gross proceeds of $135,000. The commitment fee of $163,000 was fully mortized and recorded in additional paid-in capital as of December 31, 2015.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. There are no trading volume requirements or restrictions under the Purchase Agreement. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as the Company directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of Company shares.

Issuance of Restricted Stock to Nonemployees

In July 2015, 69,231 shares of restricted stock, with a fair value of approximately $45,000, were issued as payment for marketing services to be provided through November 2015 under the Company’s agreement with Proactive Capital Resources Group (see Note 6). The Company recorded approximately $45,000 of selling, general and administrative expense during the year ended December 31, 2015. The restricted stock vested on August 7, 2015.

In September 2015, 47,382 shares of restricted stock, with a fair value of approximately $23,000, were issued as payment for marketing services to be provided in fiscal year 2015. The Company recorded approximately $23,000 of selling, general and administrative expense during the year ended December 31, 2015. The restricted stock vested on November 25, 2015.

May 2015 Private Placement

On May 18, 2015, the Company raised gross proceeds of approximately $1.23 million through the private placement of 1,834,299 units of its securities. Each unit consisted of one share of its common stock and a five-year warrant to purchase one-half of one share of the Company’s common stock. The purchase price for each unit was $0.67. The 917,149 warrants issued are equity-classified and are exercisable at a price of $0.85 per share. Proceeds net of equity issuance costs of $24,000 were recorded as a result of the private placement was approximately $1,205,000.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stockholders’ Equity (Deficit) (continued)

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

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company matches 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The Company contributed and expensed $42,000 and $43,000 in 2015 and 2014, respectively.

Note 13 - Commitments and Contingencies

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

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”), by and between the Company and Bellco, which amends the License Agreement, entered into as of July 1, 2011 by and between the Company and Bellco.  Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include, on an exclusive basis, Sweden, Denmark, Norway and Finland and on a non-exclusive basis, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $1.91) per unit; thereafter, €1.25 (approximately $1.36) per unit.  In addition, the Company received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $880,000) for the years 2012, 2013 and 2014, respectively. In the year ended December 31, 2015, the Company’s aggregate purchase commitments totaled approximately €999,000 (approximately $1,119,000). For calendar years 2016 through 2022, annual minimum amounts will be mutually agreed upon between Medica and the Company. In December 2015, the Company and Medica formalized the agreed upon minimum purchase level for 2016 of €1,200,000. In exchange for the license, the Company paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013.

NEPHROS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Commitments and Contingencies (continued)

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 2 under Stock-Based Compensation. The fair market value of the options has been capitalized as a long-term intangible asset along with the total installment payments described. Other long-term assets on the consolidated balance sheet is approximately $1,473,000, net of $777,000 accumulated amortization, and is related to the License and Supply Agreement. The asset is being amortized as an expense over the life of the agreement. Approximately $211,000 and $210,000 has been charged to amortization expense for the years ended December 31, 2015 and 2014, respectively, on the consolidated statement of operations and comprehensive loss. Approximately $210,000 of amortization expense will be recognized in each of the years ended December 31, 2016 through 2022. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.

Contractual Obligations

The Company had an operating lease that expired on November 30, 2015 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $8,000. The rental agreement was renewed with a monthly cost of approximately $9,000 and will expire in November 2018. Included in other assets on the consolidated balance sheet as of December 31, 2015 is approximately $21,000 related to a security deposit for the U.S. office facility. We use these facilities to house our corporate headquarters and research facilities.

The lease agreement for the facilities in Europe was entered into on July 1, 2010. The lease term is renewable for 6 month terms with a 2 month notice to discontinue, on a rolling basis. The monthly cost is 500 Euro (approximately $545).

Rent expense for the years ended December 31, 2015 and 2014 totaled $125,000 and $117,000, respectively.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2015:

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Leases[1]	$355,000	$115,000	$226,000	$14,000	$-
Employment Contracts	790,000	240,000	480,000	70,000	-
Total	$1,145,000	$355,000	$706,000	$84,000	$-

1In addition to lease obligations for office space, obligations include a lease for various office equipment which expires in 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our accountants during 2015 or 2014 reportable pursuant to this Item.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon this evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Acting Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that as of December 31, 2015, the previously-identified material weakness (discussed in further detail below) has been remediated and our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the preparation of our financial statements for the year ended December 31, 2014, our management discovered that we had improperly accounted for certain of our outstanding common stock warrants as components of equity instead of as derivative liabilities, and our management and auditors determined that this resulted from a material weakness in internal control over financial reporting. During the quarter ended December 31, 2015, we continued to expand and improve our review process for complex securities and related accounting standards to remediate this material weakness, and, as noted above, management has concluded that as of December 31, 2015, this material weakness has been remediated. We plan to continue to improve our review process by enhancing access to accounting literature, identifying third party professionals with whom to consult regarding complex accounting applications and considering additional staff with the requisite experience and training to supplement existing accounting professionals.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors (the “Board”) is currently composed of six directors. Our Board is divided into three classes. Each year, one class is elected to serve for three years. The business address for each director for matters regarding our company is 41 Grand Avenue, River Edge, New Jersey 07661.

In connection with our September 2007 financing, we entered into an investor rights agreement with the 2007 investors pursuant to which we agreed to take such corporate actions as may be required, among other things, to entitle Lambda Investors, LLC (“Lambda”) (i) to nominate two individuals having reasonably appropriate experience and background to our Board to serve as directors until their respective successor(s) are elected and qualified, (ii) to nominate each successor to the Lambda Investors nominees, provided that any successor shall have reasonably appropriate experience and background, and (iii) to direct the removal from the Board of any director nominated under the foregoing clauses (i) or (ii). Under the investor rights agreement, we are required to convene meetings of the Board at least once every three months. If we fail to do so, a Lambda director will be empowered to convene such meeting. Arthur Amron and Paul Mieyal are the current Lambda directors.

Board Members

Name	Age (as of 3/26/16)	Director Since	Business Experience for the Last Five Years
Class I Directors

Arthur H. Amron	59	2007	Mr. Amron has served as a director of our company since September 2007. Mr. Amron is a Partner of Wexford Capital LP, an SEC-registered investment advisor and serves as its General Counsel. Mr. Amron also actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas, and has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. Mr. Amron has also served as a director of Rhino GP LLC, which is the general partner of Rhino Resource Partners LP, a publicly traded master limited partnership (NYSE - RNO), since October 2010. From 1991 to 1994, Mr. Amron was an Associate at Schulte Roth & Zabel LLP, specializing in corporate and bankruptcy law, and from 1984 to 1991, Mr. Amron was an Associate at Debevoise & Plimpton LLP specializing in corporate litigation and bankruptcy law. Mr. Amron holds a J.D. from Harvard University, a B.A. in Political Theory from Colgate University and is a member of the New York Bar. Among other experience, qualifications, attributes and skills, Mr. Amron’s legal training and experience in the capital markets, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Matthew Rosenberg	35	2014	Dr. Rosenberg has served as a director of our company since May 2014. Dr. Rosenberg is an accomplished professional with extensive healthcare public policy experience. He is the Founder and President of Opake as well as an active early stage investor. Dr. Rosenberg was formerly at McKinsey & Company, a global management consulting firm, where he focused on the Healthcare Systems and Services Practice. Dr. Rosenberg specialized in driving impact for payors and providers through strategic, organizational and operational improvements, including managed care contracting, alternative reimbursement designs, and clinical operations improvement. Dr. Rosenberg received his A.B. in Economics from Harvard University and his M.D. from Yale University School of Medicine. Among other experience, qualifications, attributes and skills, Dr. Rosenberg’s medical background and healthcare policy experience led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Class II Directors

Paul A. Mieyal	46	2007	Dr. Mieyal has served as a director of our company since September 2007 and served as our Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary from January 4, 2015 to April 15, 2015. Dr. Mieyal also previously served as our Acting Chief Executive Officer from April 6, 2010 until April 20, 2012.Dr. Mieyal has been a Vice President of Wexford Capital LP since October 2006. From January 2000 through September 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer. Dr. Mieyal was a director of Nile Therapeutics, Inc., a publicly traded company, from September 2007 through November 2013. Dr. Mieyal received his Ph.D. in Pharmacology from New York Medical College, a B.A. in Chemistry and Psychology from Case Western Reserve University, and is a Chartered Financial Analyst. Among other experience, qualifications, attributes and skills, Dr. Mieyal’s pharmacology and chemistry education, his experience in investment banking in the healthcare industry, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Malcolm Persen	62	2015	Mr. Persen has served as a director of our Company since May 2015 and is currently the President of Resolute Performance Contracting, a solar construction firm that he founded in 2011. Previously, from 2009 through 2011, he was the Executive Vice President at Ironco Enterprises, a renewable energy contracting organization. From 2004 through 2008, Mr. Persen served as the Chief Financial Officer for Radyne Corporation, a NASDAQ-traded manufacturer and distributor of satellite and telecommunications equipment. While at Radyne, he was part of the management team that tripled revenues and sold the firm, resulting in a 100% return for shareholders. Earlier, Mr. Persen was employed as Group Financial Officer for Avnet, Inc., a global distributor of electronic components and computer systems. Other experience included assignments with consultancies Arthur D. Little and Mercer Management Consulting. In addition, Mr. Persen lectured in finance at the University of Arizona from 2010 to 2013 and at Boston College from 1988 to 1999. Mr. Persen currently serves on the Board of Valutek, a supplier of cleanroom supplies through direct and distribution channels. Mr. Persen holds a BA in Political Economics from The Colorado College, and an MBA from The Amos Tuck School of Business at Dartmouth College. Among other experience, qualifications, attributes and skills, Mr. Persen’s extensive financial background led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Class III Directors

Daron Evans	42	2013	Mr. Evans is currently our President, Chief Executive Officer and Acting Chief Financial Officer. He previously served as the Chairman of our Board of Directors from January 4, 2015 through April 15, 2015. Mr. Evans is a life sciences executive with over 20 years of financial leadership and operational experience. Mr. Evans is currently Managing Director of PoC Capital, LLC, and a Director of Zumbro Discovery, an early stage company developing a novel therapy for resistant hypertension. Mr. Evans was most recently Chief Financial Officer of Nile Therapeutics, Inc., from 2007 until its merger with Capricor, Inc. in November 2013. From 2006 to 2007, he was Director of Business Assessment for Vistakon, a division of Johnson & Johnson Corp. From 2004 to 2006, he was Associate Director of Portfolio Management & Business Analytics at Scios, Inc. after its acquisition by Johnson & Johnson Corp. Mr. Evans was a co-founder of Applied Neuronal Network Dynamics, Inc. and served as its President from 2002 to 2004. From 1995 to 2002, Mr. Evans served in various roles at consulting firms Arthur D. Little and Booz Allen & Hamilton. Mr. Evans is the author of four U.S. patents. Mr. Evans received his Bachelor of Science in Chemical Engineering from Rice University, his Master of Science in Biomedical Engineering from a joint program at the University of Texas at Arlington and Southwestern Medical School and his MBA from the Fuqua School of Business at Duke University. Among other experience, qualifications,
			attributes and skills, Mr. Evans’s extensive operational and business development experience led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Moshe Pinto	41	2015	Mr. Pinto has served as a director of our Company since August 2015. Mr. Pinto was recently the CEO of Home Dialysis Plus, now Outset Medical, Inc., a Warburg Pincus backed company dedicated to the development and commercialization of a new hemodialysis system, providing an improved experience for patients. Previously, from 2007 through 2010, he was CEO of Spiracur Inc., a developer of innovative wound healing technologies that Mr. Pinto co-founded out of the Stanford University Biodesign Innovation Program. Mr. Pinto also worked for Herzog, Fox & Neeman, a law firm based in Israel. He served on the Board of Directors of Spiracur Inc. from 2010 to 2015. Mr. Pinto received an MBA from Stanford University, an LLM from Universita di Bologna, an EMLE from the University of Hamburg, and an LLB in Law from Tel Aviv University. Among other experience, qualifications, attributes and skills, the Board concluded that Mr. Pinto should serve as a director of our Company due to his historical experience with businesses in the medical industry and in light of our business and structure.

Executive Officers

We currently have no executive officers other than Daron Evans, who serves as our President, Chief Executive Officer and Acting Chief Financial Officer.

On January 4, 2015, John C. Houghton separated from service with the Company as President, Chief Executive Officer and Acting Chief Financial Officer of the Company. Mr. Houghton also resigned as a member of the Board effective January 4, 2015. From January 4, 2015 through April 15, 2015, Paul A. Mieyal, a member of the Board, served as the Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file. Based solely on a review of the copies of such forms received by us, or written representations from reporting persons, we believe that during fiscal year 2015, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements.

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

Committees

Our Board has established an Audit Committee and a Compensation Committee. These committees are each governed by a specific charter, each of which is available on our website at www.nephros.com, by clicking on the Investor Relations link, and then the Corporate Governance link. All members of these committees are independent directors.

The Board does not currently have a Nominating and Corporate Governance Committee given that the entire Board participates in discussions and decisions regarding identifying qualified individuals to become Board members, determining the composition of the Board and its committees, in monitoring a process to assess Board effectiveness and developing and implementing corporate procedures and policies.

Audit Committee

The Audit Committee is composed of Malcolm Persen (Chairman) and Matthew Rosenberg, neither of whom is our employee and each of whom has been determined by the Board of Directors to be independent under the Nasdaq listing standards. The purpose of the Audit Committee is to: (i) oversee accounting, auditing, and financial reporting processes; (ii) assess the integrity of our financial statements; (iii) ensure that our internal controls and procedures are designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) appoint and evaluate the qualifications and independence of our independent registered public accounting firm. The Audit Committee held four meetings in 2015.

The Board has determined that all Audit Committee members are financially literate under the current listing standards of Nasdaq. The Board also determined that Mr. Persen qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission, or SEC, rules adopted pursuant to the Sarbanes-Oxley Act of 2002 based on his extensive experience previously outlined.

Compensation Committee

During fiscal year 2015, the Compensation Committee was composed of directors Lawrence J. Centella (Chairman during 2015) and Paul A. Mieyal. Mr. Centella resigned from the Board on December 31, 2015, and the Board has not yet determined who will replace Mr. Centella on the Compensation Committee. Neither of these directors is our employee; however, Dr. Mieyal served as Acting Chief Executive Officer from April 6, 2010 until April 20, 2012 and served as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, from January 4, 2015 to April 15, 2015. The purpose of the Compensation Committee is to: (i) assist the Board in discharging its responsibilities with respect to compensation of our executive officers and directors; (ii) evaluate the performance of our executive officers; (iii) assist the Board in developing succession plans for executive officers; and (iv) administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee establishes the compensation of senior executives on an annual basis. The Compensation Committee held two meetings in 2015.

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

Lawrence J. Centella and Paul A. Mieyal served as members of our Compensation Committee during all of 2015. Neither of these individuals was at any time during 2015 or at any other time an officer or employee of our company, except that Dr. Mieyal served as our Acting Chief Executive Officer until April 20, 2012, during which time he received no employee compensation or employee benefits from us, and Dr. Mieyal served as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, from January 4, 2015 to April 15, 2015, during which time he received no employee compensation or employee benefits from us. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s Board of Directors or Compensation Committee.

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

The Board will consider stockholder recommendations of candidates when the recommendations are properly submitted. Stockholder recommendations should be submitted to us under the procedures discussed in “Procedures For Security Holder Submission of Nominating Recommendations” which is available on our website at www.nephros.com, by clicking on the Investor Relations link, then the Corporate Governance link. Written notice of any nomination must be timely delivered to Nephros, Inc., 41 Grand Avenue, River Edge, New Jersey 07661, Attention: Board of Directors, c/o President, Chief Executive Officer and Chief Financial Officer.

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

Item 11. Executive Compensation

Executive Compensation

The following table sets forth all compensation earned in the fiscal years ended December 31, 2015 and 2014 by our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Daron Evans President, Chief Executive Officer and Acting Chief Financial Officer(4)	2015	$170,000	$11,475	$12,852	$1,150,087	$7,000	$1,351,414
Paul A. Mieyal, Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary(5)	2015	$-	$-	$-	$-	$-	$-
John C. Houghton Former President, Chief Executive Officer and Acting Chief Financial Officer(6)	2015	$-	$-	$-	$-	$175,000	$175,000
	2014	$350,000	$-	$-	$10,500	$37,784	$398,284

(1)	The amounts in this column reflect decisions approved by our Compensation Committee and are based on an analysis of the executive’s contribution to our company during fiscal years 2015 and 2014.

(2)	The amount reported is the aggregate grant date fair value of the options and restricted stock awards granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the option awards are set forth in Note 2 of the consolidated financial statements set forth elsewhere in this Annual Report.

(3)	See table below for details on “All Other Compensation.”

(4)	Mr. Evans has served as President, Chief Executive Officer and Acting Chief Financial Officer since April 15, 2015. Compensation paid to Mr. Evans for his service as a director prior to April 15, 2015 is included on the Director Compensation table below.

(5)	Mr. Mieyal served as Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary from January 4, 2015 through April 15, 2015. Mr. Mieyal did not receive compensation from the Company for his service as Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary. Compensation paid to Mr. Mieyal for his service as a director is included on the Director Compensation table below.

(6)	Mr. Houghton separated from service with the Company effective January 4, 2015.

All Other Compensation

Name	Year	Matching 401(k) Plan Contribution ($)	Health Insurance Paid by Company ($)	Life Insurance Paid by Company ($)	Severance Payments ($)	Total Other Compensation ($)
Daron Evans	2015	$7,000	$-	$-	$-	$7,000
John C. Houghton	2015	$-	$-	$-	$175,000	$175,000
John C. Houghton	2014	$14,000	$20,520	$3,264	$-	$37,784

Option and Restricted Stock Holdings and Fiscal Year-End Option and Restricted Stock Values

The following table shows information concerning unexercised options and unvested restricted stock awards outstanding as of December 31, 2015 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2015

		Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#) (2)	Number of Securities Underlying Unexercised Options Unexercisable (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (3)	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested($)
Daron Evans	March 26, 2014	50,241	25,120		0.46	3/26/24
Daron Evans	April 15, 2015	143,338	621,130	1,419,725	0.60	4/15/25
Daron Evans	September 9, 2015						70,610	15,534
Daron Evans	December 17, 2015						42,840	9,425

(1)	For better understanding of this table, we have included an additional column showing the grant date of stock options.

(2)	As of December 31, 2015, stock options became exercisable in accordance with the vesting schedule below:

Name	Grant Date	Vesting
Daron Evans	March 26, 2014	1/3 on March 26, 2014, 1/3 on March 26, 2015, 1/3 on March 26, 2016
Daron Evans	April 15, 2015	35% of the shares subject to the option vest in 16 equal quarterly installments over 4 years, commencing June 30, 2015
Daron Evans	April 15, 2015	15% of the shares subject to the option will vest upon approval of listing of the Company’s common stock on the NASDAQ Stock Market, New York Stock Exchange or such other national securities exchange approved by the Board
Daron Evans	April 15, 2015	10% of the shares subject to the option will vest, if ever, on the February 1st following the Company’s first completed fiscal year in which annual revenue exceeds $3,000,000
Daron Evans	April 15, 2015	20% of the shares subject to the option will vest, if ever, on the February 1st following the Company’s first completed fiscal year in which annual revenue exceeds $6,000,000
Daron Evans	April 15, 2015	20% of the shares subject to the option will vest, if ever, on the February 1st following the Company’s first completed fiscal year in which annual revenue exceeds $10,000,000

Advisory Vote on Executive Compensation

Our Board of Directors recognizes the fundamental interest our stockholders have in the compensation of our executive officers. At the Company’s 2014 Annual Meeting, our stockholders approved with approximately 98% of the votes cast, on an advisory basis, in favor of the compensation of the Company’s named executive officers as disclosed in the compensation tables and related narrative disclosure in the proxy statement for the 2014 Annual Meeting. Based on the results of such advisory vote and our review of our compensation policies and decisions, we believe that our existing compensation policies and decisions are consistent with our compensation philosophy and objectives disclosed in the compensation tables and related narrative disclosure and adequately align the interests of our named executive officers with the long term goals of the Company. In addition, based on a separate advisory vote of our stockholders at the Company’s 2014 Annual Meeting relating to the frequency of the advisory vote on the compensation of the Company’s NEOs, the Company’s stockholders indicated their approval of the Board’s recommendation to hold a non-binding advisory vote on the Company’s executive compensation once every two years.

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

Agreement with Mr. Daron Evans

The terms of Mr. Evans’ employment with the Company are set forth in an Employment Agreement dated as of April 15, 2015 (the “Evans Employment Agreement”). The Evans Employment Agreement provides for a four-year term expiring on April 14, 2019, unless sooner terminated by either party. Pursuant to the Evans Employment Agreement, Mr. Evans will receive an initial annualized base salary of $240,000 and will be eligible to receive an annual performance bonus of up to 30% of his annualized base salary. At such time that the Company’s common stock is approved for listing on the NASDAQ Stock Market, New York Stock Exchange or such other national securities exchange approved by the Board and begins trading on such exchange, the Board may review and adjust Executive’s base salary to a market competitive level. In addition, Mr. Evans was granted a 10-year stock option to purchase an aggregate of 2,184,193 shares of the Company’s common stock pursuant to the Company’s 2015 Equity Incentive Plan. The option is exercisable at a price of $0.60 per share, which represents the closing sale price of the Company’s common stock on the Effective Date. Mr. Evans right to purchase the shares vests, subject to his continued employment, as follows:

●	35% of the shares subject to the option vest in 16 equal quarterly installments over 4 years, commencing June 30, 2015;

●	15% of the shares subject to the option will vest upon approval of listing of the Company’s common stock on the NASDAQ Stock Market, New York Stock Exchange or such other national securities exchange approved by the Board;

●	10% of the shares subject to the option will vest, if ever, on the February 1st following the Company’s first completed fiscal year in which annual revenue exceeds $3,000,000;

●	20% of the shares subject to the option will vest, if ever, on the February 1st following the Company’s first completed fiscal year in which annual revenue exceeds $6,000,000; and

●	20% of the shares subject to the option will vest, if ever, on the February 1st following the Company’s first completed fiscal year in which annual revenue exceeds $10,000,000.

The Evans Employment Agreement provides that if the Company terminates Mr. Evans without “Cause,” or if he resigns for “Good Reason” (each as defined in the Evans Employment Agreement), then he shall be entitled to: (i) continuation of his base salary for a period of three months if such termination occurs prior to the first anniversary of April 15, 2015, or if such termination occurs following the first anniversary of April 15, 2015, continuation of his base salary for a period of six months (or the expiration of the term of the Evans Employment Agreement, if sooner).

Agreements with Mr. John C. Houghton

Mr. Houghton’s employment with the Company ended January 4, 2015. In connection with his separation from employment with the Company, Mr. Houghton entered into a Separation Agreement and General Release. Pursuant to this Agreement, Mr. Houghton was entitled to six months severance (equal to six months of his then-current base salary, or a total of $175,000 and was permitted to exercise his vested unexpired stock options for ninety days following January 4, 2015. During the severance term, Mr. Houghton was subject to customary non-competition, non-solicitation and confidentiality restrictions.

On April 20, 2012, we entered into an Employment Agreement (the “Houghton Employment Agreement”), effective as of April 20, 2012, with Mr. Houghton. The Houghton Employment Agreement had a term of four years, ending on April 20, 2016. The Houghton Employment Agreement provided that Mr. Houghton’s annual base salary would be $350,000. Mr. Houghton was eligible to receive a target discretionary bonus of 30% of annual base salary, as determined by us. The targets with respect to the bonus for the year ending December 31, 2012 were mutually agreed upon between Mr. Houghton and the Compensation Committee of the Board within 60 days following April 20, 2012 and such bonus was appropriately prorated for such annual period. The targets for each subsequent annual period were to be mutually agreed upon at the beginning of each calendar year between Mr. Houghton and the Compensation Committee.

Upon execution of the Houghton Employment Agreement, we granted Mr. Houghton options to purchase 675,000 shares of our common stock pursuant to our 2004 Stock Incentive Plan (the “2004 Plan”). In addition, we were required to grant Mr. Houghton options to purchase an additional 331,550 shares of our common stock. The Houghton Employment Agreement further provided that, subject to Mr. Houghton meeting and maintaining the director eligibility requirements of the Board, Mr. Houghton would be nominated for election as a director at each stockholders meeting during his employment at which his term as a director would otherwise expire.

The Houghton Employment Agreement provided that upon the occurrence of a change in control (as defined in the Houghton Employment Agreement), all of Mr. Houghton’s unvested stock options would vest and become exercisable immediately and, unless all such options were cashed-out in the change in control transaction, would remain exercisable for a period of not less than 360 days (or the expiration of the stock option term, if sooner), regardless of whether Mr. Houghton’s employment was terminated in connection with such change in control transaction.

In the event that Mr. Houghton’s employment was terminated by us for “cause” (as defined in the Houghton Employment Agreement), then we would pay the earned but unpaid base salary for services rendered through the date of termination and any and all unvested stock options would automatically be cancelled and forfeited by Mr. Houghton as of the date of termination.

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

If, as a result of Mr. Houghton’s incapacity due to physical or mental illness, we determined that Mr. Houghton had failed to perform his duties on a full time basis for either ninety (90) days within any three hundred sixty-five (365) day period or sixty (60) consecutive days, we could terminate his employment hereunder for “disability”. In that event, we would pay the earned but unpaid base salary for services rendered through such date of termination. Any and all unvested stock options would be cancelled as of the date of termination. During any period that Mr. Houghton failed to perform his duties as a result of incapacity due to physical or mental illness, he would continue to receive compensation and benefits provided by the Houghton Employment Agreement until his employment was terminated; provided, however, that the amount of compensation and benefits received during such period would be reduced by the aggregate amounts, if any, payable under our disability benefit plans and programs or under the Social Security disability insurance program. Additionally, the vesting of stock options would be tolled during such period and in the event of a termination of the Houghton Employment Agreement as a result of disability, any and all unvested stock options would automatically be cancelled and forfeited as of the date of termination.

In the event that Mr. Houghton’s employment was terminated by us prior to the expiration of the term of the Houghton Employment Agreement for any reason other than as described above or by Mr. Houghton for “good reason” (as defined in the Houghton Employment Agreement) any and all unvested stock options would automatically be cancelled and forfeited by Mr. Houghton as of the date of such termination (except as provided in a change in control), vested stock options would remain exercisable for ninety (90) days after the date of such termination or the expiration of the stock option term, if sooner (except as otherwise provided in the event of a change in control), and we would pay to Mr. Houghton any earned but unpaid base salary for services rendered through the date of termination and continuing payments of severance pay (less applicable withholding taxes) at a rate equal to his base salary rate, as then in effect, for a period equal to three (3) months (or, when Mr. Houghton has been employed for at least one (1) year, a period equal to six (6) months), to be paid periodically in accordance with our normal payroll policies; provided that if Mr. Houghton continued to be employed in any capacity by a successor entity following a change in control, the severance pay that would otherwise be payable would be reduced by the amount of base compensation and guaranteed bonus (if any) Mr. Houghton received in such capacity during or attributable to the severance term. Payment of any severance benefits would be subject to the execution by Mr. Houghton of a general release and an agreement to continue to be bound by certain provisions of the Houghton Employment Agreement relating to, among others, non-competition, non-solicitation and confidentiality.

Mr. Houghton was also subject to non-competition, non-solicitation and confidentiality covenants during the term of his employment.

2004 Stock Incentive Plan

The 2004 Stock Incentive Plan (the “2004 Plan”) provides that if there is a change in control, as such term is defined in the 2004 Plan, unless the agreement granting an award provides otherwise, all awards under the 2004 Plan will become vested and exercisable as of the effective date of the change in control.

2015 Stock Incentive Plan

The 2015 Equity Incentive Plan (the “2015 Plan”) provides that upon a change of control, as such term is defined in the 2015 Plan, unless the agreement granting an award provides otherwise, the administrator of the 2015 Plan may provide for one or more of the following: (i) the acceleration of the exercisability, vesting, or lapse of the risks of forfeiture of any or all awards (or portions thereof); (ii) the complete termination of the 2015 Plan and the cancellation of any or all awards (or portions thereof) that have not been exercised, have not vested, or remain subject to risks of forfeiture, as applicable in each case as of the effective date of the change of control; (iii) that the entity succeeding the Company by reason of such change of control, or the parent of such entity, must assume or continue any or all awards (or portions thereof) outstanding immediately prior to the change of control or substitute for any or all such awards (or portions thereof) a substantially equivalent award with respect to the securities of such successor entity, as determined in accordance with applicable laws and regulations; or (iv) that participants holding outstanding awards will become entitled to receive, with respect to each share of common stock subject to such award (whether vested or unvested, as determined by the administrator pursuant to the 2015 Plan) as of the effective date of any such change of control, cash in an amount equal to (1) for participants holding options or stock appreciation rights, the excess of the fair market value of such common stock on the date immediately preceding the effective date of such change of control over the exercise price per share of options or stock appreciation rights, or (2) for participants holding awards other than options or stock appreciation rights, the fair market value of such common stock on the date immediately preceding the effective date of such change of control. The administrator need not take the same action with respect to all awards (or portions thereof) or with respect to all participants.

401(k) Plan

We have established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, we began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. We contributed and expensed $42,000 and $43,000 in 2015 and 2014, respectively.

Director Compensation

For fiscal year 2015, our directors received a $20,000 annual retainer, $1,500 per meeting for each quarterly Board meeting attended and reimbursement for expenses incurred in connection with serving on our Board of Directors. The Chairman of the Board received an annual retainer of $30,000 and $1,800 per meeting for each quarterly Board meeting attended. The Chairman of our Audit Committee was paid a $10,000 annual retainer and $1,000 per meeting for meetings of the Audit Committee, with a maximum of eight meetings per year.

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

Our executive officers do not receive additional compensation for service as directors if any of them so serve.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2015.

Non-Employee Director Compensation in Fiscal Year 2015

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (1) (2)	Option Awards(3)(4)	Total
Arthur H. Amron(5)	$6,500	$29,120	$-	$35,620
Lawrence J. Centella	$15,800	$48,568	$-	$64,368
Daron Evans(6)	$-	$35,305	$-	$35,305
Paul A. Mieyal(5)	$6,500	$29,120	$-	$35,620
Malcolm Persen	$10,000	$18,895	$38,491	$49,350
Moshe Pinto	$6,500	$4,359	$23,160	$34,019
Matthew Rosenberg	$6,500	$29,120	$-	$35,620

(1)	Director fees owed as of September 30, 2015 were paid in restricted stock in lieu of a cash payment.

(2)	As of December 31, 2015, Mr, Centella had 97,135 shares of restricted stock, Mr. Evans had 70,610 shares of restricted stock, Mr. Persen had 37,969 shares of restricted stock, Mr. Pinto had 8,717 shares of restricted stock, and Mr. Rosenberg had 58,240 shares of restricted stock.

(3)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 of the consolidated financial statements set forth elsewhere in this Annual Report.

(4)

As of December 31, 2015, Mr. Centella had 99,732 shares issuable upon the exercise of vested options and 8,866 shares issuance upon the exercise of unvested options; Mr. Evans had 193,579 shares issuable upon exercise of vested options and 2,065,975 shares issuable upon the exercise of unvested options; Mr. Persen had 18,994 shares of common stock issuance upon exercise of vested options and 37,987 shares issuable upon the exercise of unvested options; Mr. Pinto had 19,719 shares of common stock issuance upon exercise of vested options and 39,436 shares issuable upon the exercise of unvested options; and Mr. Rosenberg had 32,576 shares issuable upon the exercise of vested options and 16,288 shares issuable upon the exercise of unvested options.

(5)	At the request of Messrs. Amron and Mieyal, their respective options and director fees were directed to Wexford Capital LP.

(6)	Reflects only payments made and restricted stock granted to Mr. Evans for his service as a director prior to his appointment as President, Chief Executive Officer and Acting Chief Financial Officer on April 15, 2015. Mr. Evans did not receive additional compensation for his service as a director after April 15, 2015.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2015 were Lawrence J. Centella and Paul A. Mieyal. Neither of these individuals was at any time during 2015 or at any other time an officer or employee of our company, except that Dr. Mieyal served as our Acting Chief Executive Officer until April 20, 2012, during which time he received no employee compensation or employee benefits from us, and Dr. Mieyal served as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, from January 4, 2015 through April 15, 2015, during which time he received no employee compensation or employee benefits from us. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors. Our equity compensation plans as of December 31, 2015 consisted of our Amended and Restated Nephros 2000 Equity Incentive Plan and our Nephros, Inc. 2004 Stock Incentive Plan (together, the “Prior Plans”) and our 2015 Equity Incentive Plan (the “2015 Plan”). All of our employees and directors were eligible to participate in the Prior Plans and are eligible to participate in the 2015 Plan. The Prior Plans are both expired and no further equity is granted under the Prior Plans. Our Prior Plans were approved by our stockholders.

On March 26, 2015, our Board approved the 2015 Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) and restricted stock granted under the 2015 Plan )
Equity compensation plans approved by our stockholders	1,391,809	$0.84	-

Equity compensation plans not approved by our stockholders	2,911,829	$0.56	3,470,376

Total	4,303,638		3,470,376

Stock Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 18 , 2016, by (i) each person known to us to own beneficially more than five percent (5%) of our common stock, based on such persons’ or entities’ filings with the SEC as of that date; (ii) each director and named executive officer; and (iii) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Lambda Investors LLC(2)	30,151,566	61.9%
Arthur H. Amron(3)	-	*
Daron Evans(4)	549,687	*
John C. Houghton(5)	74,139	*
Paul A. Mieyal(6)	-	*
Malcolm Persen(7)	122,696	*
Moshe Pinto(8)	28,436	*
Matthew Rosenberg(9)	996,799	2.0%
All executive officers and directors as a group(3)-(4), (6)-(9)	1,697,618	3.5%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Applicable percentage ownership is based on 48, 581,261 shares of common stock outstanding as of March 18 , 2016, together with applicable options and warrants for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options and warrants exercisable on or within 60 days after March 18 , 2016 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but not for computing the percentage ownership of any other person.

(2)	Based on information provided in a Schedule 13D/A dated December 18, 2015. The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors, Wexford GP LLC, which is the General Partner of Wexford Capital LP, by Charles E. Davidson in his capacity as Chairman and managing member of Wexford Capital LP and by Joseph M. Jacobs in his capacity as President and managing member of Wexford Capital LP. The address of each of Lambda Investors LLC, Wexford Capital LP, Mr. Davidson and Mr. Jacobs is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. Each of Wexford Capital LP, Wexford GP LLC, Mr. Davidson and Mr. Jacobs disclaims beneficial ownership of the shares of Common Stock owned by Lambda Investors except, in the case of Mr. Davidson and Mr. Jacobs, to the extent of their respective interests in each member of Lambda Investors. Includes 142,964 vested stock options. Lambda Investors is controlled by Wexford Capital LP. Arthur H. Amron, one of our directors, is a Partner and General Counsel of Wexford Capital LP. Paul A. Mieyal, one of our directors and our former Acting President, Acting Chief Executive Officer, and Acting Chief Financial Officer until April 15, 2015, is a Vice President of Wexford Capital LP.

(3)	Mr. Amron’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830.

(4)	Mr. Evans’ address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Evans consist of: (i) 126,565 shares of common stock; (ii) 156,644 shares of restricted stock; and (iii) 266,478 shares issuable upon exercise of options. Does not include 1,993,076 shares issuable upon the exercise of options which will not vest within 60 days of March 18 , 2016.

(5)	Mr. Houghton’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Houghton consist of: (i) 66,254 shares of restricted stock granted under the 2004 Stock Incentive Plan; and (ii) 7,885 shares purchased in a rights offering in December 2014.

(6)	Dr. Mieyal’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830.

(7)	Mr. Persen’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Persen consist of: (i) 37,969 shares of restricted stock; (ii) 31,160 shares of common stock held by Mr. Persen’s spouse; (iii) 37,987 shares of common stock issuable upon exercise of options and (iv) 15,580 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.85 per share. Does not include 18,994 shares issuable upon the exercise of options which will not vest within 60 days of March 18 , 2016.

(8)	Mr. Pinto’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Pinto consist of: (i) 8,717 shares of restricted stock and (ii) 19,719 shares of common stock issuable upon exercise of options. Does not include 39,436 shares issuable upon the exercise of options which will not vest within 60 days of March 18 , 2016.

(9)	Mr. Rosenberg’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Rosenberg consist of: (i) 776,997 shares of common stock; (ii) 70,938 shares of restricted stock; (iii) 48,864 shares issuable upon exercise of options; and (iv) 100,000 shares issuable upon exercise of warrants having an exercise price of $0.85 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On February 4, 2013, the Company issued a senior secured note to Lambda Investors LLC (“Lambda”) in the principal amount of $1.3 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on August 4, 2013, at which time all principal and accrued interest was due. However, the Company paid amounts due under the note, including all accrued interest thereon of $46,800, on May 22, 2013 with the cash proceeds from the May 2013 rights offering. In connection with the note, the Company paid Lambda an 8%, or $104,000, sourcing/transaction fee. In addition, the Company paid Lambda’s legal fees and other expenses incurred in connection with the note in the amount of $50,000 as well as Lambda Investors’ legal fees and other expenses incurred in connection with the May 2013 rights offering in the amount of $50,000.

On November 12, 2013, the Company issued a senior secured note to Lambda in the principal amount of $1.5 million. The note bore interest at the rate of 12% per annum and was scheduled to mature on May 12, 2014, at which time all principal and accrued interest was due. However, the Company paid amounts due under the note, including all accrued interest thereon of $61,000 on March 18, 2014 with the cash proceeds from the March 2014 rights offering. In connection with the note, the Company paid Lambda an 8%, or $120,000, sourcing/transaction fee. In addition, the Company paid Lambda’s legal fees and other expenses incurred in connection with the note in the amount of $75,000.

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

In connection with the February 2013 loan, the November 2013 loan and the August 2014 loan from Lambda, the Company entered into registration rights agreements with Lambda pursuant to which the Company will file a registration statement on Form S-1 covering the resale by Lambda of the common stock underlying shares sold to Lambda. Under these registration rights agreements, the Company will pay all of the expenses, including reasonable legal fees, of Lambda in connection with such registration statement and resale of shares by Lambda under such registration statement, which may be in an underwritten public offering. The Company will be obligated to use its reasonable best efforts to keep such registration statement continuously effective until such time as all the securities registered on such registration statement have been sold or are eligible for sale without restriction under the applicable securities laws.

On September 29, 2015, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda. Pursuant to the Amendment, the Company agreed to reduce the current exercise price of the Class D Warrant issued to Lambda Investors on November 14, 2007 (together with all amendments thereto entered into prior to the Amendment, the “Lambda Warrant”) representing the right to purchase 11,742,100 shares of the Company’s common stock by 50%, from $0.30 to $0.15 per share, in exchange for Lambda’s agreement to exercise such Lambda Warrant in its entirety. Upon exercise of the Warrant, the Company issued 11,742,100 shares of common stock to Lambda and received approximately $1.76 million in cash proceeds from Lambda. In addition, pursuant to the Amendment, the Company committed to initiating a tender offer to the holders of all of its remaining outstanding warrants pursuant to which it will offer such holders the right to exercise their respective warrants at a 50% discount to their current exercise prices, which range from $0.40 to $0.85 per share.

On December 18, 2015, the Company completed its offer to exercise certain warrants to purchase an aggregate of 5,008,689 shares of the Company’s common stock, including outstanding warrants to purchase an aggregate of 2,782,577 shares of the Company’s common stock at an exercise price of $0.40 per share, issued on March 10, 2011 to Lambda in connection with a private placement financing transaction. These warrants were exercisable at a temporarily reduced cash exercise price of $0.20 per share of common stock for the period beginning on November 20, 2015 and ending on December 18, 2015, and upon exercise of the warrants, the Company received gross proceeds of approximately $556,000. The issuance of the shares of the Company’s common stock upon the exercise of these warrants was exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D.

The shares beneficially owned by Lambda may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors. Arthur H. Amron, a director of Nephros, is a partner and general counsel of Wexford Capital. Paul A. Mieyal, a director of Nephros and the former Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer until April 15, 2015, is a vice president of Wexford Capital. During 2015 and 2014, at the request of Messrs. Amron and Mieyal, fees and options in the aggregate amount of approximately $71,240 and $65,490, respectively, earned in respect of services they rendered to the company were directed to Wexford Capital LP.

As of March 18 , 2016, Lambda Investors is our largest stockholder and beneficially owns approximately 62% of our outstanding common stock.

In connection with the May 2015 private placement of shares, Matthew Rosenberg and Janet Persen, the spouse of Malcolm Persen, purchased shares of common stock and warrants from us for an aggregate purchase price of $134,000 and $20,877, respectively. These purchase prices are the equivalent of 200,000 shares and warrants to purchase 100,000 shares for Mr. Rosenberg and 31,160 shares and warrants to purchase 15,580 shares for Ms. Persen. Additionally, the following immediate family members, or entities controlled by immediate family members, of Mr. Rosenberg purchased shares of common stock and warrants from us in the May 2015 private placement: Best Six, LLC purchased 149,254 shares and warrants to purchase 74,627 shares for an aggregate purchase price of $100,000; Franklin Associates, LLC purchased 74,630 shares and warrants to purchase 37,315 shares for an aggregate purchase price of $50,002; Fredric R. Rosenberg purchased 220,000 shares and warrants to purchase 110,000 shares for an aggregate purchase price of $147,400; and Seligman Rosenberg purchased 74,626 shares and warrants to purchase 37,313 shares for an aggregate purchase price of $50,000. The exercise price for the warrants is $0.85 per share and the warrants are exercisable for five-years from the date of issuance.

Director Independence

Our Board of Directors has determined that all of the current directors are “independent” within the meaning of the Nasdaq independence standard, other than Mr. Evans, who currently serves as the Company’s President, CEO and Acting CFO, and Mr. Mieyal, who served as the Company’s Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary from January 4, 2015 until April 15, 2015.

Item 14. Principal Accounting Fees and Services

On July 7, 2014, the Audit Committee of the Company’s Board of Directors approved the engagement of, and engaged, WithumSmith+Brown, PC (“WS+B”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2014.

On December 30, 2015, the Company notified WS+B that it had been dismissed as the Company’s independent registered public accounting firm. The audit report of WS+B on the Company’s financial statements as of and for the fiscal year ended December 31, 2014, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: such audit report contained an explanatory paragraph in which WS+B expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of its financial performance.

During the fiscal year ended December 31, 2014 and through December 30, 2015, there were no (a) disagreements between the Company and WS+B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of WS+B, would have caused WS+B to make reference thereto in connection with its opinion on the financial statements for such years or (b) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, other than as follows:

On a Form 8-K dated March 26, 2015, the Company reported that its audited financial statements for each of the fiscal years ended December 31, 2009 through December 31, 2013, and the Company’s unaudited financial statements for each of the fiscal quarters ended March 31, 2009 through September 30, 2014 (collectively, the “Financial Statements”) should no longer be relied upon because of a misstatement relating the Company’s accounting for certain outstanding common stock purchase warrants as components of equity instead of as derivative liabilities. On the Form 10-K for the year ended December 31, 2014, the Company restated the Financial Statements and, as a result of the restatement, reported the existence of a material weakness in its internal control over financial reporting related to the accounting for these warrants. The Company is in the process of implementing additional procedures and processes for remediating this material weakness.

On December 30, 2015, the Company engaged Moody Famiglietti & Andronico, LLP (“MFA”) as its new independent registered public accounting firm effective immediately. The Audit Committee of the Company’s Board of Directors approved the change in independent accountants.

MFA and before it, WS+B, our principal independent accountants, provided audit and non-audit services to the Company in 2015 and 2014, which are described below. MFA conducted the year-end audit for the fiscal year ended December 31, 2015, while WS+B completed the prior year’s audit. We have been advised by MFA and WS+B that neither of the two firms nor any of its associates has any relationship with our Company or its subsidiaries other than the usual relationship that exists between independent accountants and clients.

Summary of Auditor Fees and Pre-Approval Policy

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by our registered independent public accounting firm. Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by MFA and WS+B during fiscal year 2015.

Audit Fees

There were no audit services provided by MFA during the year end December 31, 2015. Fees billed for audit services by WS+B for the year ended December 31, 2015 totaled approximately $48,000 in connection with the March 31, 2015, June 30, 2015, and September 30, 2015 interim reviews and for the year ended December 31, 2014 totaled approximately $180,000 for the June 30, 2014, September 30, 2014 interim reviews and the December 31, 2014 year-end audit.

Audit-Related Fees

During the years ended December 31, 2015 and 2014, we were billed approximately $28,000 and $16,000, respectively, by WS+B for audit-related services in connection with the registration statement filings. There were no audit-related services provided by MFA during the year ended December 31, 2015.

Our Audit Committee has considered whether, and determined that, the provision of the non-audit services rendered to us during 2014 and 2015 was compatible with maintaining the independence of WS+B.

Tax Fees

There were no tax services provided by WS+B or MFA for the years ended December 31, 2015 and 2014, respectively.

All Other Fees

We did not engage WS+B or MFA to provide any information technology services or any other services during the fiscal years ended December 31, 2015 and 2014.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

Reports of independent registered public accounting firms.

Consolidated balance sheets as of December 31, 2015 and 2014.

Consolidated statements of operations and comprehensive loss for the years ended December 31, 2015 and 2014.

Consolidated statements of changes in stockholders’ deficit for the years ended December 31, 2015 and 2014.

Consolidated statements of cash flows for the years ended December 31, 2015 and 2014.

Notes to consolidated financial statements.

(b) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.4 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2005.

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 13, 2007 (SEC File No. 001-32288).

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.3 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 3, 2007 (SEC File No. 001-32288).

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.4 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007 (SEC File No. 001-32288).

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.5 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-162781), filed with the SEC on October 30, 2009.

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.6 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2011.

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.7 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2011.

3.8	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007 (SEC File No. 001-32288).

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Form of Class D Warrant, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007 (SEC File No. 001-32288).

4.3	Form of Warrant Certificate, incorporated by reference to Exhibit 4.9 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-169728), filed with the SEC on November 8, 2010.

4.4	Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.10 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-169728), filed with the SEC on November 8, 2010.

4.5	Form of Subscription Rights Certificate, incorporated by reference to Exhibit 4.9 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-199483), filed with the SEC on October 31, 2014.

4.6	Form of Subscription Agent Agreement, incorporated by reference to Exhibit 4.10 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-199483 ), filed with the SEC on October 31, 2014.

4.7	Form of Warrant to Purchase Common Stock issued to various investors, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K (Reg. No. 333-199483 ), filed with the SEC on May 18, 2015.

4.8	Warrant Amendment and Exercise Agreement, dated September 29, 2015, between Nephros, Inc. and Lambda Investors, LLC, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 30, 2015.

4.9	First Amendment, dated November 20, 2015, to Warrant Agreement dated March 10, 2011 between Nephros, Inc. and Continental Stock Transfer & Trust Company, governing the 2011 Warrants, incorporated by reference to Exhibit (d)(5) to Nephros, Inc.’s Schedule TO, filed with the SEC on November 20, 2015.

10.1	Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004. †

10.2	Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the SEC on August 5, 2005. †

10.3	Amendment No. 2 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007 (SEC File No. 001-32288). †

10.4	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007 (SEC File No. 001-32288).

10.5	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and the Registrant, incorporated by reference to Exhibit 10.41 to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008 (SEC File No. 001-32288).

10.6	Lease Agreement between Nephros, Inc. and 41 Grand Avenue, LLC dated as of November 20, 2008, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008 (SEC File No. 001-32288).

10.7	Amendment No. 3 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.51 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 (SEC File No. 001-32288). †

10.8	Form of Registration Rights Agreement, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.9	Amendment No. 4 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on December 2, 2010 (SEC File No. 001-32288). †

10.10	License Agreement, dated July 1, 2011 between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 27, 2011.

10.11	License and Supply Agreement dated April 23, 2012 between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2012.

10.12	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.13	Amendment No. 5 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on April 11, 2013. †

10.14	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.15	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan, dated June 14, 2013, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on From 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013. †

10.16	Registration Rights Agreement, dated November 12, 2013, by and between the Registrant and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.
10.17	First Amendment to License Agreement, dated February 19, 2014, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 25, 2014.

10.18	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 14, 2014.

10.19	Senior Secured Note, dated August 29, 2014, issued to Lambda Investors LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.20	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.21	Security Agreement, dated August 29, 2014, by and between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10. 3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.22	Intellectual Property Security Agreement, August 29, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.23	First Amendment to Registration Rights Agreement, dated September 23, between the Registration and Lambda Investors LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.24	Employment Agreement, dated April 15, 2015, between the Registrant and Daron Evans, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 21, 2015. †

10.25	Separation Agreement and General Release, dated January 4, 2015, between the Registrant and John C. Houghton,, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.26	Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.27	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan, incorporated by reference to Exhibit to 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.28	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.29	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.30	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.31	Securities Purchase Agreement, dated May 12, 2015, among the Registrant and various accredited investors, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2015.

10.32	Purchase Agreement, dated July 24, 2015, between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10. 1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2015.

10.33	Registration Rights Agreement, dated July 24, 2015, between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2015.

10.34	Second Amendment to License and Supply Agreement, dated May 4, 2015, by and between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

10.35	Sublicense Agreement, dated May 6, 2015, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015. +

14.1	Code of Ethics and Business Conduct, as amended through April 2, 2007, incorporated by reference to to Exhibit 14.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 6, 2007 (SEC File No. 001-32288).

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 10, 2007 (SEC File No. 001-32288).

23.1	Consent of Moody Famiglietti & Andronico, LLP Independent Registered Public Accounting Firm. *

23.2	Consent of WithumSmith + Brown PC Independent Registered Public Accounting Firm. *

24.1	Power of Attorney. (included on the signature page)

31.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 30 , 2016
	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Daron Evans, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daron Evans	President, Chief Executive Officer and Acting Chief Financial	March 30 , 2016
Daron Evans	Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Arthur H. Amron	Director	March 30 , 2016
Arthur H. Amron

/s/ Paul A. Mieyal	Director	March 30 , 2016
Paul A. Mieyal

/s/ Malcolm Persen	Director	March 30 , 2016
Malcolm Persen

/s/ Moshe Pinto	Director	March 30 , 2016
Moshe Pinto

/s/ Matthew S. Rosenberg	Director	March 30 , 2016
Matthew S. Rosenberg

