Form 10-Q
period 2016-03-31
NEPHROS INC
filed 2016-05-11
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

[X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES [X] NO

As of May 5, 2016, 48,825,461 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$701	$1,248
Accounts receivable, net	569	397
Investment in lease, net – current portion	22	-
Inventory, net	476	591
Prepaid expenses and other current assets	105	228
Total current assets	1,873	2,464
Property and equipment, net	41	12
Investment in lease, net – less current portion	71	-
Other assets, net	1,442	1,494
Total assets	$3,427	$3,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744	$652
Accrued expenses	290	237
Deferred revenue, current portion	70	70
Total current liabilities	1,104	959
Long-term portion of deferred revenue	330	347
Total liabilities	1,434	1,306

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at March 31, 2016 and December 31, 2015; 48,825,461 and 48,580,355 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	49	49
Additional paid-in capital	119,961	119,797
Accumulated other comprehensive income	72	71
Accumulated deficit	(118,089)	(117,253)
Total stockholders’ equity	1,993	2,664
Total liabilities and stockholders’ equity	$3,427	$3,970

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues:
Product revenues	$545	$527
License and royalty revenues	45	17
Total net revenues	590	544
Cost of goods sold	295	262
Gross margin	295	282
Operating expenses:
Research and development	269	192
Depreciation and amortization	55	53
Selling, general and administrative	777	843
Total operating expenses	1,101	1,088
Loss from operations	(806)	(806)
Change in fair value of warrant liability	-	1,009
Interest expense	(14)	(11)
Interest income	1	-
Other income (expense)	(17)	51
Net income (loss)	(836)	243
Other comprehensive income, foreign currency translation adjustments	1	-
Total comprehensive income (loss)	$(835)	$243
Net income (loss) per common share, basic	$(0.02)	$0.01
Weighted average common shares outstanding, basic	48,173,521	30,259,823
Net loss per common share, diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding, diluted	48,173,521	37,082,499

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2015 (audited)	48,580,355	$49	$119,797	$71	$(117,253)	$2,664

Net loss		-			(836)	(836)
Net unrealized gains on foreign currency translation, net of tax				1		1
Issuance of restricted stock	244,200		16			16
Exercise of warrants	906	-	1			1
Noncash stock-based compensation		-	147			147
Balance, March 31, 2016	48,825,461	$49	$119,961	$72	$(118,089)	$1,993

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$(836)	$243
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	3	1
Amortization of other assets	52	52
Non-cash stock-based compensation, including stock options and restricted stock	127	26
Non-employee stock-based compensation	20	-
Change in fair value of warrant liability	-	(1,009)
Inventory reserve	27	-
Allowance for doubtful accounts reserve	9	-
(Gain)/loss on foreign currency transactions	14	(40)
(Increase) decrease in operating assets:
Accounts receivable	(181)	(224)
Inventory	106	(22)
Prepaid expenses and other current assets	7	22
Increase (decrease) in operating liabilities:
Accounts payable	78	(39)
Accrued expenses	69	90
Deferred revenue	(17)	(17)
Net cash used in operating activities	(522)	(917)
Investing activities:
Purchase of property, plant and equipment	(26)	-
Net cash used in investing activities	(26)	-
Financing activities:
Proceeds from exercise of warrants	1	1
Net cash provided by financing activities	1	1
Effect of exchange rates on cash	-	(1)
Net decrease in cash	(547)	(917)
Cash, beginning of period	1,248	1,284
Cash, end of period	$701	$367
Supplemental disclosure of cash flow information
Cash paid for interest	$12	$14
Cash paid for income taxes	$2	$-

Supplemental disclosure of noncash investing and financing activities
Investment in lease receivable, net	$92	$-
Cost of equipment in direct financing lease	$92	-
Restricted stock issued to settle liability	$16	$-
Reclassification of inventory from prepaid and other current assets	$18	$-
Reclassification of property, plant and equipment from prepaid and other current assets	$98	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Nephros, Inc. (collectively with subsidiary, “Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. Nephros was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced End Stage Renal Disease (“ESRD”) therapy technology and products. The Company has two products in the hemodiafiltration (“HDF”) modality to deliver therapy for ESRD patients. These are the OLpūr mid-dilution HDF filter or “dialyzer,” designed expressly for HDF therapy, and the OLpūr H2H HDF module, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy. In 2009, the Company introduced its Dual Stage Ultrafilter (“DSU”) water filter, which represented a new and complementary product line to the Company’s ESRD therapy business. The DSU incorporates the Company’s unique and proprietary dual stage filter architecture.

On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of Nephros, Inc. In August 2003, the Company established a European Customer Service and financial operations center in Dublin, Ireland.

The U.S. facilities, located at 41 Grand Avenue, River Edge, New Jersey, 07661, are used to house the Company’s corporate headquarters and research facilities.

Note 2 - Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International Limited should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2016 presentation.

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

The Company has incurred significant losses in operations in each quarter and has not generated positive cash flow from operations since inception. To become profitable, the Company must increase revenue substantially and achieve and maintain income from operations. If the Company is not able to increase revenue and generate income from operations sufficiently to achieve profitability, its results from operations and its financial condition will be materially and adversely affected.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Based on current cash flow projections, the Company expects that the proceeds from the Lambda Class D warrant exercise and the additional warrant exercises that resulted from the tender offer and the projected increases in product sales will allow the Company to fund its operations at least into the third quarter of 2016, depending on the timing and market up-take of the Company’s new products. This assumption excludes the impact of future cash receipts from recurring operations. There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to service its commitments, the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

Note 3 - Major Customers and Concentration of Credit Risk

For the three months ended March 31, 2016 and 2015, the following customers accounted for the following percentages of the Company’s sales, respectively.

Customer	2016	2015
A	42%	28%
B	17%	18%
C	11%	-%
D	2%	30%

As of March 31, 2016 and December 31, 2015, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2016	2015
A	51%	37%
B	12%	3%
C	11%	11%
D	2%	23%

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $24,000 and $15,000 as of March 31, 2016 and December 31, 2015, respectively.

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

Deferred revenue on the accompanying March 31, 2016 condensed consolidated balance sheet is approximately $400,000 and is related to the License Agreement with Bellco, which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $2,623,000 of license revenue related to the License Agreement to date and approximately $17,000 for the three months ended March 31, 2016. The Company recognized approximately $17,000 of license revenue related to this License Agreement for the three months ended March 31, 2015. Approximately $52,000 of revenue will be recognized in the remaining nine months of fiscal year 2016 and approximately $69,000 of revenue will be recognized in each of the years ended December 31, 2017 through 2021. Beginning on January 1, 2015, Bellco pays the Company a royalty based on the number of units of certain products sold per year due one fiscal quarter in arrears. For the three months ended March 31, 2016, the Company recognized royalty revenue of approximately $28,000. See Note 11, Commitments and Contingencies, for further discussion of the Bellco License Agreement.

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

Fair Value of Investment in Lease, net

The carrying value of the investment in lease, net, approximates fair value as of March 31, 2016.

Warrant Liability

The Company had outstanding warrants originally issued in 2007 (the “2007 Warrants”) that were accounted for as a derivative liability until they were fully exercised on September 29, 2015. The 2007 Warrants were classified as a liability because the transactions that would trigger the anti-dilution adjustment provision in the 2007 Warrants were not inputs to the fair value of the 2007 Warrants. The 2007 Warrants were recorded as liabilities at their estimated fair value at the date of issuance, with the subsequent changes in estimated fair value recorded in changes in fair value of warrant liability in the Company’s consolidated statement of operations and comprehensive income (loss) in each subsequent period. The Company utilized a binomial options pricing model to value the 2007 Warrants at each reporting period.

The estimated fair value of the 2007 Warrants as of March 31, 2015 was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its common stock based on historical volatility that matched the expected remaining life of the 2007 Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the 2007 Warrants. The expected life of the 2007 Warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero.

On the condensed consolidated statement of operations and comprehensive income (loss) for the three-month period ended March 31, 2015, the Company recorded income of $1,009,000 as a result of the change in fair value of the warrant liability. A reconciliation of the warrant liability is as follows:

2007 Warrants
Balance at December 31, 2014	$7,386,000
Decrease in fair value of warrant liability	(1,009,000)
Balance at March 31, 2015	$6,377,000

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 5 - Fair Value of Financial Instruments (continued)

The following table summarizes the calculated aggregate fair value of the 2007 Warrants, along with the assumptions utilized in each calculation:

March 31, 2015
Calculated aggregate value	$6,377,000
Weighted average exercise price	$0.30
Closing price per share of common stock	$0.60
Volatility	138%
Weighted average remaining expected life (years)	4.7
Risk-free interest rate	1.4%
Dividend yield	-

On September 29, 2015, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda Investors, LLC (“Lambda”), the Company’s largest stockholder who owns approximately 62% of the Company’s outstanding common stock. Pursuant to the Amendment, the Company agreed to reduce the current exercise price of the 2007 Warrants by 50%, to $0.15 per share, in exchange for Lambda’s agreement to exercise the 2007 Warrants in their entirety immediately following the modification.

Note 6 - Stock Plans and Share-Based Payments

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

Stock-based compensation expense was approximately $102,000 and $20,000 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, approximately $7,000 and approximately $95,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive income (loss). For the three months ended March 31, 2015, approximately $16,000 and approximately $4,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive income (loss).

There was no tax benefit related to expense recognized in the three months ended March 31, 2016 and 2015, as the Company is in a net operating loss position. As of March 31, 2016, there was approximately $1,096,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $158,000 of the $1,096,000 total unrecognized compensation will be recognized at the time that certain performance conditions are met. The remaining approximately $938,000 will be amortized over the weighted average remaining requisite service period of 2.9 years. Such amount does not include the effect of future grants of equity compensation, if any.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 6 - Stock-Based Compensation (continued)

Restricted Stock

On January 1, 2016, the Company issued 89,773 shares of restricted stock as compensation for services previously rendered by a non-employee director. The grant date fair value of the outstanding restricted stock awards was approximately $16,000.

During the three months ended March 31, 2016, the Company issued 154,427 shares of restricted stock as payment for non-employee services to be rendered. The grant date fair value of the outstanding restricted stock awards was approximately $46,000 and was based on the fair value of the common stock on the date of grant. Of the total grant date fair value of approximately $46,000, approximately $20,000 was recorded during the three months ended March 31, 2016.

Additionally, restricted stock expense of approximately $25,000 was recorded during the three months ended March 31, 2016 related to shares of restricted stock issued to employees during the year ended December 31, 2015.

Total stock based compensation for the restricted stock grants was approximately $45,000 and $6,000 for the three months ended March 31, 2016 and 2015, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive income (loss). As of March 31, 2016, there was approximately $41,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next three or six months, dependent upon the respective restricted stock agreements.

Note 7 - Warrants

For the three months ended March 31, 2016, 19,621 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 906 shares of the Company’s common stock. For the three months ended March 31, 2015, 20,927 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 967 shares of the Company’s common stock.

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

	For the three months
	March 31, 2016	March 31, 2015

Income (loss) per share - Basic:
Numerator for basic income (loss) per share	$(836,000)	$243,000
Denominator for basic income (loss) per share	48,173,521	30,259,823
Basic income (loss) per common share	$(0.02)	$0.01

Income (loss) per share - Diluted:
Numerator for diluted income (loss) per share	$(836,000)	$243,000
Adjust: Change in fair value of dilutive warrants outstanding	-	(1,009,000)
Numerator for diluted income (loss) per share	$(836,000)	$(766,000)

Denominator for basic income (loss) per share	48,173,521	30,259,823
Plus: Incremental shares underlying warrants outstanding	-	6,822,676
Denominator for diluted income (loss) per share	48,173,521	37,082,499
Diluted income (loss) per common share	$(0.02)	$(0.02)

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 8 - Net Income (Loss) per Common Share (continued)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	March 31,
	2016	2015
Shares underlying warrants outstanding	917,149	5,009,848
Shares underlying options outstanding	4,192,640	2,094,562
Unvested restricted stock	356,231	132,077

Note 9 - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Earlier application is permitted only as of fiscal years beginning after December 31, 2016, including interim reporting periods with that fiscal year. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity that is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on our consolidated financial statements.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 9 - Recent Accounting Pronouncements (continued)

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance performance obligations and licensing. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

Note 10 - Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Total Gross Inventory, Finished Goods	$536,000	$634,000
Less: Inventory reserve	(60,000)	(43,000)
Total Inventory, net	$476,000	$591,000

Note 11 - Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend in the foreseeable future, to manufacture any of its products and components. With regard to the OLpur MD190 and MD220, on June 27, 2011, the Company entered into a license agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the License Agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”), by and between the Company and Bellco, which amends the License Agreement. Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include, on an exclusive basis, Sweden, Denmark, Norway and Finland, and, on a non-exclusive basis, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $1.91) per unit; thereafter, €1.25 (approximately $1.36) per unit. In addition, the Company received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 11 - Commitments and Contingencies (continued)

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $880,000) for the years 2012, 2013 and 2014, respectively. In the year ended December 31, 2015, the Company’s aggregate purchase commitments totaled approximately €999,000 (approximately $1,119,000). For calendar years 2016 through 2022, annual minimum amounts will be mutually agreed upon between Medica and the Company. In December 2015, the Company and Medica formalized the agreed upon minimum purchase level for 2016 of €1,200,000 (approximately $1,500,000). In exchange for the license, the Company paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013.

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 6 under Stock-Based Compensation. Together with the total installment payments described above, the fair market value of the options has been capitalized as a long-term intangible asset. The gross value of the intangible asset capitalized was approximately $2,250,000. Included in other long-term assets on the consolidated balance sheet is approximately $1,421,000 and $1,473,000, as of March 31, 2016 and December 31, 2015, respectively, related to the License and Supply Agreement. Accumulated amortization is approximately $829,000 and $777,000 as of March 31, 2016 and December 31, 2015, respectively. The asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $52,000 has been charged to amortization expense for the three months ended March 31, 2016 and 2015 on the condensed consolidated statement of operations and comprehensive loss. Approximately $158,000 of amortization expense will be recognized in the remainder of 2016 and approximately $210,000 will be recognized in each of the years ended December 31, 2017 through 2022. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $15,000 and $14,000 is included in accrued expenses as of March 31, 2016 and December 31, 2015, respectively. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 11 - Commitments and Contingencies (continued)

Contractual Obligations

The Company has an operating lease that expires on November 30, 2018 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $9,000. Included in other assets, net, on the condensed consolidated balance sheet as of March 31, 2016 is approximately $21,000 related to a security deposit for the U.S. office facility. Rent expense was approximately $29,000 and $38,000 for the three months ended March 31, 2016 and 2015, respectively.

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the direct financing lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s consolidated statement of cash flows. At lease inception, an investment in the lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. During the three months ended March 31, 2016, approximately $1,000 was recognized in interest income. As of March 31, 2016, investment in lease, current is approximately $22,000, net of unearned interest of $5,000. As of March 31, 2016, investment in lease, noncurrent, is approximately $71, 000, net of unearned interest of $8,000.

As of March 31, 2016, scheduled maturities of minimum lease payments receivable were as follows:

2016	$18,000
2017	17,000
2018	18,000
2019	19,000
2020	21,000
93,000
Less: Current portion	(22,000)
Investment in sales-type lease, noncurrent	$71,000

Note 12 - Subsequent Events

In April 2016, the Company filed for 510(k) clearance of an endotoxin cartridge filter. The endotoxin cartridge filter, EndoPur™, is designed to provide hemodialysis quality water through ultrafiltration of the water in a dialysis clinic’s reverse osmosis loop. The EndoPur™ filter retains particles as small as 0.005 microns, is designed to handle higher flowrates and will be offered in 10”, 20”, 30” or 40” sizes. Because the EndoPur™ conforms to the design controls of the SSU-D, and has the same intended use, the Company believed that the cartridge qualified for the Special 510(k): Device Modification process, which has a 30 day FDA review timeline. On April 28, 2016, the Company received a response from FDA, in which FDA noted that it had determined that the Special 510(k) should be converted to a Traditional 510(k). FDA requested additional information on the 20”, 30” and 40” filter sizes and on the reusable external filter housing. Following discussions with FDA, the Company converted the Special 510(k) submission to a Traditional 510(k) submission for the 20”, 30” and 40” filter sizes. The Company filed a separate Special 510(k) for the EndoPur™ 10” filter size in May 2016.

Due to the longer FDA review process associated with a Traditional 510(k) submission, the Company aims to launch the 20”, 30” and 40” filter sizes early in the fourth quarter of 2016, subject to completion of the FDA clearance process. As the 10” filter size still qualifies for the Special 510(k) process, the Company aims to launch the 10” filter size early in the third quarter of 2016, subject to completion of the FDA clearance process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Forward-Looking Statements” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2015, including the “Risk Factors” and “Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015. Our actual results may differ materially.

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

We have incurred significant losses in operations in each quarter and have not generated positive cash flow from operations since inception. To become profitable, we must increase revenue substantially and achieve and maintain income from operations. If we are not able to increase revenue and generate income from operations sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

Based on our current cash flow projections, we expect that the proceeds from the Lambda Class D warrant exercise and the additional warrant exercises that resulted from the tender offer and the projected increase in product sales will allow us to fund our operations at least into the third quarter of 2016, depending on the timing and market up-take of our new products. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our commitments, we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing our planned activities or ceasing our operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

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

In March 2015, we announced that the Renal Research Institute (“RRI”), a research division of Fresenius Medical Care, was conducting an ongoing evaluation of our hemodiafiltration system in its clinic. As of February 2015, our HDF Systems had performed over 1,200 patient treatments. Over the last 18 months of commercial use, we have gathered direct feedback from users of our HDF System to help improve our system and our training methodology. In January 2016, we updated our training procedures and rolled out a software update, which was focused on improving the system’s alignment with nurse workflow.

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

In May 2015, we received a warning letter from the FDA resulting from an October 2014 inspection. In the letter, the FDA alleged deficiencies relating to our compliance with the quality system regulation and the medical device reporting regulation. The warning letter did not restrict our ability to manufacture, produce or ship any of our products, nor did it require the withdrawal of any product from the marketplace. In August 2015, we received a subsequent letter from the FDA noting that it had received our response correspondence detailing our completed corrective actions. The corrective actions included revisions to our standard operating procedures relating to purchasing and supplier controls, adverse event reporting, and complaint handling and monitoring. In February 2016, the FDA performed another on-site inspection. There were no observations, or 483’s, cited at the conclusion of the inspection. In April 2016, we received a third letter from the FDA noting that the FDA had completed its evaluation of our corrective actions and that, based on its evaluation, it appeared that we had addressed the deficiencies specified in the May 2015 warning letter.

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

In the first half of 2016, we plan to launch new products to expand on our hospital product line. The DSU-H and the SSU-H are both in-line filters designed to be installed between the wall water outlet and the point of delivery fixture, be it sink faucet, showerhead or ice machine. The new products are designed to be attached to the end of a faucet or shower line. On October 27, 2015 we announced that we had submitted the S100 Point of Use filter to the FDA for 510(k) clearance. In late December 2015, the FDA requested additional information. On April 14, 2016, we announced that we received 510(k) clearance from the FDA to market our S100 Point of Use filter. These products will compete directly with other end-of-faucet filters for short term use.

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

In September 2015, we launched a new marketing campaign focused on further expanding our products into dialysis clinics, the Nephros Challenge. The Nephros Challenge is a money-back guarantee if a dialysis clinic does not see any measurable self-defined benefit from using Nephros Ultrafilters at the HD station to provide ultrapure water and bicarbonate. We concluded the Nephros Challenge program to focus on the launch of EndoPurTM ultrafilters, our 10” cartridge platform.

In March 2016, we launched the SSUmini product, developed to provide a lower cost ultrafiltration solution for water and bicarbonate flowrates of 0.5 gallons per minutes (“GPM”) or less. The SSUmini can be used as a polish filter for small, portable reverse osmosis (“RO”) water systems or on bicarbonate concentrate lines in dialysis clinics with centralized bicarbonate concentrate systems.

In April 2016, we filed for 510(k) clearance of an endotoxin cartridge filter. The endotoxin cartridge filter, EndoPur™, is designed to provide hemodialysis quality water through ultrafiltration of the water in a dialysis clinic’s reverse osmosis loop. The EndoPur™ filter retains particles as small as 0.005 microns, is designed to handle higher flowrates and will be offered in 10”, 20”, 30” or 40” sizes. Because the EndoPur™ conforms to the design controls of the SSU-D, and has the same intended use, we believed that the cartridge qualified for the Special 510(k): Device Modification process, which has a 30 day FDA review timeline. On April 28, 2016, we received a response from FDA, in which FDA noted that it had determined that the Special 510(k) should be converted to a Traditional 510(k). FDA requested additional information on the 20”, 30” and 40” filter sizes and on the reusable external filter housing. Following discussions with FDA, we converted the Special 510(k) submission to a Traditional 510(k) submission for the 20”, 30” and 40” filter sizes. We filed a separate Special 510(k) for the EndoPur™ 10” filter size in May 2016.

Due to the longer FDA review process associated with a Traditional 510(k) submission, we aim to launch the 20”, 30” and 40” filter sizes early in the fourth quarter of 2016, subject to completion of the FDA clearance process. As the 10” filter size still qualifies for the Special 510(k) process, we aim to launch the 10” filter size early in the third quarter of 2016, subject to completion of the FDA clearance process.

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

In November 2015, we announced a strategic partnership with Biocon 1, LLC. Biocon 1’s AETHER® Water Systems technology, which includes patented water filtration media and water filtration products, provides solutions for customers to address all contaminate issues and to provide clean-tasting, sediment-free, scale-free, and bacteria-free water for the food service industry. AETHER® Water Systems are used with ice machines, coffee stations, and soda fountains in hotels, casual dining restaurants, fast food restaurants and convenience stores. As part of the collaboration, we have access to Biocon 1’s anti-scale and related water filtration technology to develop filter products for the medical industry. In March 2016, Nephros shipped the first lot of filter cartridges to Biocon 1 for inclusion with its AETHER® line of filtration products. Also in March 2016, Biocon 1 shipped the first anti-scale filter samples to Nephros for testing in the medical setting.

While our EndoPurTM ultrafilter cartridge platform is designed initially for use in the dialysis setting, we anticipate making the product available for commercial uses by the second half of 2016. We will be working with existing distributors and their existing customers, and seeking new distributors to address customers not currently targeted by our existing distributors.

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

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated interim financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, reserve for inventory obsolescence, impairment analysis of capitalized license fees, and share-based compensation expense. As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption was not permitted. In August, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Earlier application is permitted only as of fiscal years beginning after December 31, 2016, including interim reporting periods with that fiscal year. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for us beginning in the first quarter of fiscal year 2017. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance performance obligations and licensing. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements.

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

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues

Total net revenues for the three months ended March 31, 2016 were approximately $590,000 compared to approximately $544,000 for the three months ended March 31, 2015, an increase of approximately $46,000 or 8%. This increase was primarily caused by growth in hospital and commercial filter sales. In addition, royalty revenue increased in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as royalty revenue from the Bellco License Agreement was not recorded until the three months ended June 30, 2015. These increases were partially offset by a decrease in dialysis filter sales.

Cost of Goods Sold

Cost of goods sold was approximately $295,000 for the three months ended March 31, 2016 compared to approximately $262,000 for the three months ended March 31, 2015. The increase of approximately $33,000, or 13%, during the three months ended March 31, 2016 compared to the same period in 2015 is primarily due to increased unit sales.

Research and Development

Research and development expenses were approximately $269,000 and $192,000 for the three months ended March 31, 2016 and March 31, 2015, respectively. This increase of approximately $77,000, or 40%, is primarily due to increased headcount.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $55,000 for the three months ended March 31, 2016 compared to approximately $53,000 for the three months ended March 31, 2015. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $52,000 for each of the three months ended March 31, 2016 and 2015. The remaining $3,000 and $1,000 recognized in the three months ended March 31, 2016 and 2015, respectively, was depreciation on equipment and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $777,000 for the three months ended March 31, 2016 compared to approximately $843,000 for the three months ended March 31, 2015, a decrease of approximately $66,000, or 8%. The decrease is primarily due to a one time severance expense incurred in 2015 in connection with the departure of our former CEO and reductions in professional service expenses, offset by increased stock compensation expense.

Change in Fair Value of Warrant Liability

During the three months ended March 31, 2015, certain liability classified warrants were recorded at their fair value with adjustments to their fair value recognized at each reporting period. The fair value of such warrants was estimated using a binomial options pricing model. For the three months ended March 31, 2015, the change in fair value of the warrant liability was a decrease of approximately $1,009,000. These liability classified warrants were exercised in full on September 29, 2015.

Interest Expense

Interest expense of approximately $13,000 and approximately $11,000 for the three months ended March 31, 2016 and 2015, respectively, relates to interest due on outstanding payables to a vendor.

Interest Income

Interest income of approximately $1,000 for the three months ended March 31, 2016 relates to interest income recognized on a lease receivable.

Other Income (Expense)

Other income (expense) relates to foreign currency gains and losses on invoices paid to an international supplier. A foreign currency loss of approximately $17,000 was recognized for the three months ended March 31, 2016 compared to a foreign currency gain of approximately $51,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2016 and 2015 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	March 31,
Liquidity and capital resources	2016	2015
Cash	$701	$367
Other current assets	1,172	624
Working capital surplus (deficit)	769	(265)
Stockholders’ equity (deficit)	1,993	(5,411)

At March 31, 2016, we had an accumulated deficit of approximately $118,089,000 and we expect to incur additional operating losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, and rights offerings.

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

At March 31, 2016, we had cash totaling approximately $701,000 and total assets of approximately $2,006,000, excluding other intangible assets (related to the Medica License and Supply Agreement) of approximately $1,421,000.

On December 23, 2015, we received proceeds of approximately $688,000 in connection with our offer to holders of certain warrants of the opportunity to exercise their warrants at a temporarily reduced cash exercise price. Warrant holders elected to exercise warrants to purchase an aggregate of 3,442,521 shares of our common stock at the reduced cash exercise price of $0.20 per share, providing a total of $688,000 in gross proceeds to us. Of the 3,442,521 shares issued, 2,782,577 are held by Lambda. The warrants that were not exercised pursuant to the offer to exercise remained in effect through the original expiration date, with an exercise price of $0.40 per share of common stock.

On September 29, 2015, we entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda. Pursuant to the Amendment, we agreed to reduce the current exercise price of the Class D Warrant issued to Lambda on November 14, 2007 (together with all amendments thereto entered into prior to the Amendment, the “Warrant”) representing the right to purchase 11,742,100 shares of our common stock by 50%, to $0.15 per share, in exchange for Lambda’s agreement to exercise such Warrant in its entirety. Upon exercise of the Warrant, we issued 11,742,100 shares of common stock to Lambda and received approximately $1.76 million in cash proceeds from Lambda. Following such exercise, no Class D Warrants remain outstanding.

We expect that the proceeds from the Lambda Class D warrant exercise and the additional warrant exercises that resulted from the tender offer and the projected increase in product sales will allow us to fund our operations at least into the third quarter of 2016, and potentially longer depending on the timing and market up-take of our new products. This assumption excludes the impact of future cash receipts from recurring operations. Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, in connection with offerings of our common stock or through other means, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in our Company. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $523,000 for the three months ended March 31, 2016 compared to approximately $917,000 for the three months ended March 31, 2015. Excluding the noncash impact of the change in fair value of the warrant liability during the three months ended March 31, 2015, our net loss was approximately $836,000 for the three months ended March 31, 2016 compared to approximately $766,000 for the three months ended March 31, 2015, an increase of approximately $70,000.

Offsetting the increase in the net loss, the most significant items contributing to the net decrease of approximately $394,000 in cash used in operating activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 are highlighted below:

●	our stock-based compensation expense increased approximately $121,000 during the 2016 period compared to the 2015 period primarily related to the forfeiture of the former CEO’s unvested stock options during the 2015 period;

●	our inventory decreased by approximately $106,000 during the 2016 period compared to an increase of approximately $22,000 during the 2015 period as a result of increased sales volume;

●	our accounts payable increased by approximately $78,000 during the 2016 period compared to an decrease of approximately $39,000 during the 2015 period primarily as a result of timing of payments; and

●	we recognized a noncash loss on foreign currency transactions of approximately $14,000 during the 2016 period compared to a gain of approximately $40,000 during the 2015 period as a result of the change in foreign exchange rates.

Partially offsetting the above changes:

●	our accrued expenses increased approximately $69,000 during the 2016 period compared to an increase of approximately $90,000 during the 2015 period as a result of the timing of payments.

Net cash used in investing activities was approximately $26,000 for the three months ended March 31, 2016 as a result of the purchase of property, plant and equipment.

Net cash provided by financing activities was approximately $1,000 for the three months ended March 31, 2016 and March 31, 2015 as a result of proceeds received from the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2016 or 2015.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

NEPHROS, INC.

Date: May 11, 2016	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer and Acting Chief
Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

