Form 10-Q
period 2016-06-30
NEPHROS INC
filed 2016-08-08
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

[  ] YES [X] NO

As of August 3, 2016, 48,825,461 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$1,602	$1,248
Accounts receivable, net	346	397
Investment in lease, net-current portion	26	-
Inventory, net	413	591
Prepaid expenses and other current assets	67	228
Total current assets	2,454	2,464
Property and equipment, net	84	12
Investment in lease, net-less current portion	68	-
Other assets, net	1,389	1,494
Total assets	$3,995	$3,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$838	$652
Accrued expenses	310	237
Deferred revenue, current portion	70	70
Total current liabilities	1,218	959
Unsecured long-term note payable, net of debt issuance costs and debt discount of $396	791	-
Long-term portion of deferred revenue	313	347
Total liabilities	2,322	1,306

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at June 30, 2016 and December 31, 2015; 48,825,461 and 48,580,355 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	120,477	119,797
Accumulated other comprehensive income	71	71
Accumulated deficit	(118,924)	(117,253)
Total stockholders’ equity	1,673	2,664
Total liabilities and stockholders’ equity	$3,995	$3,970

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Product revenues	$452	$521	$997	$1,049
License, royalty and other revenues	57	46	102	63
Total net revenues	509	567	1,099	1,112
Cost of goods sold	212	209	507	471
Gross margin	297	358	592	641
Operating expenses:
Research and development	254	164	523	355
Depreciation and amortization	56	53	111	106
Selling, general and administrative	804	735	1,582	1,578
Total operating expenses	1,114	952	2,216	2,039
Loss from operations	(817)	(594)	(1,624)	(1,398)
Change in fair value of warrant liability	-	(1,196)	-	(188)
Interest expense	(30)	(9)	(44)	(21)
Interest income	1	-	3	-
Other income (expense)	11	(16)	(6)	35
Net loss	(835)	(1,815)	(1,671)	(1,572)
Other comprehensive loss, foreign currency translation adjustments	(1)	(1)	-	(1)
Total comprehensive loss	$(836)	$(1,816)	$(1,671)	$(1,573)
Net loss per common share, basic and diluted	$(0.02)	$(0.06)	$(0.03)	$(0.05)
Weighted average common shares outstanding, basic and diluted	48,545,720	31,190,714	48,359,620	30,727,840

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2015 (audited)	48,580,355	$49	$119,797	$71	$(117,253)	$2,664

Net loss		-			(1,671)	(1,671)
Issuance of restricted stock	244,200	-	16	-		16
Issuance of warrants, net of issuance costs of $4	-	-	389	-	-	389
Exercise of warrants	906	-	1	-		1
Noncash stock-based compensation	-	-	274	-		274
Balance, June 30, 2016	48,825,461	$49	$120,477	$71	$(118,924)	$1,673

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(1,671)	$(1,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6	1
Amortization of other assets	105	105
Noncash stock-based compensation, including stock options and restricted stock	233	119
Non-employee stock-based compensation	41	-
Amortization of debt discount	6	-
Change in fair value of warrant liability	-	188
Inventory reserve	27	-
Allowance for doubtful accounts reserve	15	-
Loss on foreign currency transactions	3	1
(Increase) decrease in operating assets:
Accounts receivable	36	(185)
Inventory	169	(233)
Prepaid expenses and other current assets	17	43
Increase (decrease) in operating liabilities:
Accounts payable	178	153
Accrued expenses	75	(36)
Deferred revenue	(34)	(35)
Net cash used in operating activities	(794)	(1,451)
Investing activities:
Purchase of property and equipment	(40)	-
Net cash used in investing activities	(40)	-
Financing activities:
Proceeds from issuance of unsecured note	1,187	-
Proceeds from issuance of common stock	-	1,205
Proceeds from exercise of warrants	1	1
Net cash provided by financing activities	1,188	1,206
Effect of exchange rates on cash	-	(2)
Net increase (decrease) in cash	354	(247)
Cash, beginning of period	1,248	1,284
Cash, end of period	$1,602	$1,037
Supplemental disclosure of cash flow information
Cash paid for interest	$26	$25
Cash paid for income taxes	$2	$2
Supplemental disclosure of noncash investing and financing activities
Value of warrants issued with unsecured note payable	$393	$-
Investment in lease receivable, net	$92	$-
Cost of equipment in sales-type-lease	$92	$-
Restricted stock issued to settle liability	$16	$-
Reclassification of inventory from prepaid expenses and other current assets	$18	$-
Reclassification of property and equipment from prepaid expenses and other current assets	$124	$-
Purchase of property and equipment in accounts payable	$5	$-

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

Based on the Company’s current projections, the Company expects that its existing cash balances and projected increase in product sales from the launch of new products, will allow the Company to fund its operations at least into the first quarter of 2017, if not longer, depending on the timing and market uptake of our new products. This assumption excludes the impact of future cash receipts from recurring operations. There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to service its commitments, the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

Recently Adopted Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” related to the presentation requirements for debt issuance costs and debt discount and premium. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU 2015-03 during the three months ended June 30, 2016.

Note 3 – Major Customers and Concentration of Credit Risk

For the three months ended June 30, 2016 and 2015, the following customers accounted for the following percentages of the Company’s revenues, respectively.

Customer	2016	2015
A	19%	3%
B	10%	31%
C	2%	23%

For the six months ended June 30, 2016 and 2015, the following customers accounted for the following percentages of the Company’s revenues, respectively.

Customer	2016	2015
A	24%	26%
B	14%	25%
C	10%	16%

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3 – Major Customers and Concentration of Credit Risk (continued)

As of June 30, 2016 and December 31, 2015, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2016	2015
A	35%	37%
B	12%	11%
C	10%	-%
D	4%	23%

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $30,000 and $15,000 as of June 30, 2016 and December 31, 2015, respectively.

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

Deferred revenue on the accompanying June 30, 2016 condensed consolidated balance sheet is approximately $383,000 and is related to the Company’s License Agreement with Bellco (see Note 12), which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $2,640,000 of revenue related to the Bellco License Agreement to date and approximately $17,000 and $34,000, respectively, for the three and six months ended June 30, 2016. The Company recognized approximately $17,000 and $35,000, respectively, of revenue related to this License Agreement for the three and six months ended June 30, 2015. Revenue recognized in the three and six months ended June 30, 2015 and 2016 relates to the upfront payment received in February 2014. Approximately $35,000 of revenue will be recognized in the remaining six months of fiscal year 2016 and approximately $69,000 of revenue will be recognized in each of the years ended December 31, 2017 through 2021. In addition, beginning on January 1, 2015, Bellco pays the Company a royalty based on the number of units of certain products sold per year due one fiscal quarter in arrears. For the three and six months ended June 30, 2016, the Company recognized approximately $29,000 and $57,000, respectively. For the three months ended June 30, 2015, the Company recognized approximately $28,000. See Note 12, Commitments and Contingencies, for further discussion of the Bellco License Agreement.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 5 - Fair Value of Financial Instruments (continued)

Fair Value of Investment in Lease, net, and Unsecured Long-Term Note Payable

The carrying amounts of the investment in lease, net, and the unsecured long-term note payable approximate fair value as of June 30, 2016 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit quality.

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

The estimated fair value of the 2007 Warrants as of June 30, 2015 was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its common stock based on historical volatility that matched the expected remaining life of the 2007 Warrants. The risk-free interest rate was based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the 2007 Warrants. The expected life of the 2007 Warrants was assumed to be equivalent to their remaining contractual term. The dividend rate was based on the historical rate, which the Company anticipated to remain at zero.

On the condensed consolidated statement of operations and comprehensive loss for the three month period ended June 30, 2015, the Company recorded expense of $1,196,000 as a result of the change in fair value of the warrant liability. On the condensed consolidated statement of operations and comprehensive loss for the six month period ended June 30, 2015, the Company recorded expense of $188,000 as a result of the change in fair value of the warrant liability. A reconciliation of the warrant liability for the three and six month periods ended June 30, 2015 is as follows:

2007 Warrants
Balance at March 31, 2015	$6,378,000
Increase in fair value of warrant liability	1,196,000
Balance at June 30, 2015	$7,574,000

2007 Warrants
Balance at December 31, 2014	$7,386,000
Increase in fair value of warrant liability	188,000
Balance at June 30, 2015	$7,574,000

The following table summarizes the calculated aggregate fair value of the 2007 Warrants, along with the assumptions utilized in each calculation:

June 30, 2015
Calculated aggregate value	$7,574,000
Weighted average exercise price	$0.30
Closing price per share of common stock	$0.71
Volatility	135.0%
Weighted average remaining expected life (years)	4.5
Risk-free interest rate	1.6%
Dividend yield	-

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

Note 6 – Stock Plans and Share-Based Payments

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

The Company granted 30,000 stock options to a consultant during the three and six months ended June 30, 2016. The fair value of the stock options will be expensed over the one year vesting period. The grant date fair value of the stock options as of June 30, 2016 was approximately $7,000. In accordance with ASC 505-50, the stock options granted to the consultant will be remeasured at each reporting period until vested.

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

Stock-based compensation expense was approximately $194,000 and $110,000 for the six months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016, approximately $179,000 and approximately $15,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2015, approximately $100,000 and approximately $10,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Stock-based compensation expense was approximately $92,000 and $90,000 for the three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, approximately $84,000 and approximately $8,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2015, approximately $84,000 and approximately $6,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

There was no tax benefit related to expense recognized in the six months ended June 30, 2016 and 2015, as the Company is in a net operating loss position. As of June 30, 2016, there was approximately $1,003,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $158,000 of the $1,003,000 total unrecognized compensation will be recognized at the time that certain performance conditions are met. The remaining approximately $845,000 will be amortized over the weighted average remaining requisite service period of 2.6 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

On January 1, 2016, the Company issued 89,773 shares of restricted stock as compensation for services previously rendered by a nonemployee director. The grant date fair value of the outstanding restricted stock awards was approximately $16,000.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 6 – Stock Plans and Share-Based Payments (continued)

During the six months ended June 30, 2016, the Company issued 154,527 shares of restricted stock as payment for non-employee services to be rendered. The grant date fair value of the outstanding restricted stock awards was approximately $46,000 and was based on the fair value of the common stock on the date of grant. Of the total grant date fair value of approximately $46,000, approximately $21,000 and $41,000, respectively, was recorded during the three and six months ended June 30, 2016.

Additionally, stock-based compensation expense of approximately $14,000 and $38,000, respectively, was recorded during the three and six months ended June 30, 2016 related to shares of restricted stock issued to employees during the year ended December 31, 2015.

Total stock-based compensation expense for the restricted stock grants was approximately $79,000 and $9,000 for the six months ended June 30, 2016 and 2015, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Total stock-based compensation expense for the restricted stock grants was approximately $35,000 and $3,000 for the three months ended June 30, 2016 and 2015, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2016, there was approximately $5,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next three or six months, dependent upon the respective restricted stock agreements.

Note 7 - Warrants

During the six months ended June 30, 2016, 19,621 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 906 shares of the Company’s common stock. There were no warrants exercised during the three months ended June 30, 2016.

During the three months ended June 30, 2015, 25,112 warrants were exercised, resulting in proceeds of approximately $500 and the issuance of 1,160 shares of common stock. During the six months ended June 30, 2015, 46,039 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 2,127 shares of common stock.

Note 8 - Net Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the number of weighted average common shares issued and outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders, adjusted for the change in the fair value of the warrant liability by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants, as applicable. If applicable for a given period, the Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 8 - Net Income (Loss) per Common Share (continued)

	For the three months		For the six months
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Income (loss) per share - Basic:
Numerator for basic income (loss) per share	$(835,000)	$(1,815,000)	$(1,671,000)	$(1,572,000)
Denominator for basic income (loss) per share	48,545,720	31,190,714	48,359,620	30,727,840
Basic income (loss) per common share	$(0.02)	$(0.06)	$(0.03)	$(0.05)

Income (loss) per share - Diluted:
Numerator for diluted income (loss) per share	$(835,000)	$(1,815,000)	$(1,671,000)	$(1,572,000)
Adjust: Change in fair value of dilutive warrants outstanding	-	1,196,000	-	188,000
Numerator for diluted income (loss) per share	$(835,000)	$(619,000)	$(1,671,000)	$(1,384,000)

Denominator for basic income (loss) per share	48,545,720	31,190,714	48,359,620	30,727,840
Plus: Incremental shares underlying warrants outstanding	-	-	-	-
Denominator for diluted income (loss) per share	48,545,720	31,190,714	48,359,620	30,727,840
Diluted income (loss) per common share	$(0.02)	$(0.06)	$(0.03)	$(0.05)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	June 30,
	2016	2015
Shares underlying warrants outstanding	3,291,149	17,667,937
Shares underlying options outstanding	4,222,640	3,634,502
Unvested restricted stock	128,234	-

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 9 - Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Early adoption is permitted only for fiscal years beginning after December 31, 2016, including interim reporting periods within that fiscal year. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating any impact the adoption of ASU 2014-15 might have on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value to be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. The Company does not believe that the adoption of ASU 2015-11 will have a significant impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company does not believe that the adoption of ASU 2015-17 will have a significant impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity that is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 9 - Recent Accounting Pronouncements (continued)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance performance obligations and licensing. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

In May 2016, the FASB issued ASU 2016-12, “Narrow Scope Improvements and Practical Expedients,” which clarifies the accounting for certain aspects of guidance issued in ASU 2014-09, including assessing collectability and noncash consideration. The clarifications in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted beginning in the first quarter of fiscal year 2019. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

Note 10 - Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Total Gross Inventory, Finished Goods	$469,000	$634,000
Less: Inventory reserve	(56,000)	(43,000)
Total Inventory	$413,000	$591,000

Note 11 - Unsecured Promissory Notes and Warrants

On June 7, 2016, the Company entered into a Note and Warrant Agreement (the “Agreement”) with new creditors as well as existing shareholders under which the Company issued unsecured promissory notes (“Notes”) and warrants (“Warrants”) resulting in total gross proceeds to the Company during June 2016 of approximately $1,187,000. The outstanding principal under the Notes accrues interest at a rate of 11% per annum. The Company is required to make interest only payments on a semi-annual basis, and all outstanding principal under the Notes is repayable in cash on June 7, 2019, the third anniversary of the date of issuance. In addition to the Notes, the Company issued Warrants to purchase approximately 2.4 million shares of the Company’s common stock to the investors in the Agreement. The warrants have an exercise price of $0.30 per share and are exercisable for 5 years from the issuance date. The Warrants issued under the Agreement are indexed to the Company’s common stock, therefore, the Company is accounting for the Warrants as a component of equity. In connection with the Agreement, the Company incurred approximately $13,000 in legal fees.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 11 - Unsecured Promissory Notes and Warrants (continued)

The approximately $1,187,000 in gross proceeds from the Agreement, along with the legal fees of approximately $13,000 were allocated between the Notes and Warrants based on their relative fair values. The portion of the proceeds, including fees, allocated to the Warrants of approximately $393,000 was accounted for as additional paid-in capital. Approximately $4,000 of the legal fees were allocated to the Warrants and recorded as a reduction to additional paid-in capital. The remainder of the proceeds of approximately $794,000, including fees, was allocated to the Notes with the fair value of the Warrants resulting in a debt discount. The debt discount is being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Agreement. As of June 30, 2016, approximately $6,000 was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated interim statement of operations and comprehensive loss. As of June 30, 2016, approximately $10,000 of interest expense has been accrued. As of June 30, 2016, the portion of the outstanding unsecured promissory notes due to entities controlled by a member of management and to the majority shareholder amounted to $30,000 and $300,000, respectively. There were no unsecured long-term notes payable outstanding as of December 31, 2015.

Note 12 - Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend in the near future to manufacture any of its products and components. With regard to the OLpur MD190 and MD220, on June 27, 2011, the Company entered into a license agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the License Agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”), by and between the Company and Bellco, which amends the License Agreement. Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include Sweden, Denmark, Norway, Finland, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (estimated at approximately $1.95 using current exchange rates) per unit; thereafter, €1.25 (estimated at approximately $1.40 using current exchange rates) per unit. In addition, the Company received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days. See Note 4 for further discussion of the licensing revenue recognized by the Company related to the upfront fees.

In addition to the licensing revenue, the Company recognized royalty revenue related to the First Amendment with Bellco. For the three and six months ended June 30, 2016, the Company recognized approximately $29,000 and $57,000, respectively. For the three months ended June 30, 2015, the Company recognized approximately $28,000.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 12 - Commitments and Contingencies (continued)

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $880,000) for the years 2012, 2013 and 2014, respectively. In the year ended December 31, 2015, the Company’s aggregate purchase commitments totaled approximately €999,000 (approximately $1,119,000). For calendar years 2016 through 2022, annual minimum amounts will be mutually agreed upon between Medica and the Company. In December 2015, the Company and Medica formalized the agreed upon minimum purchase level for calendar year 2016 of €1,200,000 (approximately $1,500,000). In exchange for the license, the Company paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013.

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 as of April 23, 2012, calculated as described in Note 6 under Stock Options. Together with the total installment payments described above, the fair market value of the options has been capitalized as a long-term intangible asset. The gross value of the intangible asset capitalized was approximately $2,250,000. Included in other long-term assets on the consolidated balance sheet is approximately $1,368,000 and $1,473,000, as of June 30, 2016 and December 31, 2015, respectively, related to the License and Supply Agreement. Accumulated amortization is approximately $882,000 and $777,000 as of June 30, 2016 and December 31, 2015, respectively. The asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $53,000 and $105,000 has been charged to amortization expense for the three and six months ended June 30, 2016 and 2015, respectively on the condensed consolidated statement of operations and comprehensive loss. Approximately $105,000 of amortization expense will be recognized in the remainder of 2016 and approximately $210,000 will be recognized in each of the years ended December 31, 2017 through 2022. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Royalty expense of approximately $14,000 was included in accrued expenses as of June 30, 2016 and December 31, 2015. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.  For the three and six months ended June 30, 2016, approximately $14,000 and $26,000 of interest, respectively, was paid to Medica. For the three and six months ended June 30, 2015, approximately $11,000 and $25,000 of interest, respectively, was paid to Medica.

Contractual Obligations

The Company has an operating lease that expires on November 30, 2018 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $9,000. Included in other assets, net, on the condensed consolidated balance sheet as of June 30, 2016 is approximately $21,000 related to a security deposit for the U.S. office facility. Rent expense was approximately $38,000 and $28,000 for the three months ended June 30, 2016 and 2015, respectively. Rent expense was approximately $67,000 and $66,000 for the six months ended June 30, 2016 and 2015, respectively.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 12 - Commitments and Contingencies (continued)

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the sales-type lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s consolidated statement of cash flows. At lease inception, an investment in the lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. During the three and six months ended June 30, 2016, approximately $2,000 and $3,000, respectively, was recognized in interest income. As of June 30, 2016, investment in lease, current is approximately $26,000, net of unearned interest of $5,000. As of June 30, 2016, investment in lease, noncurrent, is approximately $68, 000, net of unearned interest of $7,000.

As of June 30, 2016, scheduled maturities of minimum lease payments receivable were as follows:

2016	$19,000
2017	17,000
2018	18,000
2019	19,000
2020	21,000
94,000
Less: Current portion	(26,000)
Investment in sales-type lease, noncurrent	$68,000

The Company also invoiced Biocon 1, LLC approximately $11,000 related to consulting services provided during the three and six months ended June 30, 2016 and is included in license, royalty and other revenue on the condensed consolidated statement of operations and comprehensive loss. Approximately $11,000 is also included in accounts receivable as of June 30, 2016.

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

Based on our current cash flow projections, we expect that our existing cash balances and our projected increases in product sales from the launch of new products will allow us to fund our operations at least into the first quarter of fiscal year 2017, depending on the timing and market up-take of our new products. This assumption excludes the impact of future cash receipts from recurring operations. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to service our commitments, we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing our planned activities or ceasing our operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

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

In March 2015, we announced that the Renal Research Institute (“RRI”), a research division of Fresenius Medical Care, was conducting an ongoing evaluation of our hemodiafiltration system in its clinic. As of June 2016, our HDF Systems had performed over 1,200 patient treatments. Over the last 18 months of commercial use, we have gathered direct feedback from users of our HDF System to help improve our system and our training methodology. In January 2016, we updated our training procedures and rolled out a software update, which was focused on improving the system’s alignment with nurse work flow. In June 2016, after approximately 5 months of successfully completed patient treatments with the updated software, we concluded the evaluation project with RRI.

We expect to deploy our HDF Systems at a highly respected academic institution in the fourth quarter of fiscal year 2016. We are currently working through the final stages of contracting and planning for the deployment. Our goal over the next 12-18 months is to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm with the ultimate goals of a) improving the quality of life for the patient, b) reducing overall expenditure compared to other dialysis modalities, c) minimizing the impact on nurse work flow at the clinic, and d) demonstrating the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. In addition, we are in the process of developing version 2.0 of our HDF System, which will enable us to manufacture at scale, as well as potentially reduce the per treatment cost of performing HDF.

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

Our Target Markets

Hospitals and Other Healthcare Facilities. According to the American Hospital Association approximately 5,700 hospitals, with approximately 915,000 beds, treated over 35 million patients in the U.S. in 2013. The United States Centers for Disease Control and Prevention estimates that healthcare associated infections(“HAI”) occurred in approximately 1 out of every 25 hospital patients. HAIs affect patients in a hospital or other healthcare facility, and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility but appearing after discharge, and occupational infections among staff. Many HAIs are waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities. The Affordable Care Act, which was passed in March 2010, puts in place comprehensive health insurance reforms that aim to lower costs and enhance quality of care. With its implementation, healthcare providers have substantial incentives to deliver better care or be forced to absorb the expenses associated with repeat medical procedures or complications like HAIs. As a consequence, hospitals and other healthcare facilities are proactively implementing strategies to reduce the potential for HAIs. Our ultrafilters are designed to aid in infection control in the hospital and healthcare setting by treating facility water at the point of delivery, for example, from sinks and showers.

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

On October 27, 2015, we announced that we had submitted the S100 Point of Use filter to the FDA for 510(k) clearance. In late December 2015, the FDA requested additional information. On April 14, 2016, we announced that we received 510(k) clearance from the FDA to market our S100 Point of Use filter.

On May 27, 2016, we submitted the PathoGuardTM 10” cartridge filter to the FDA for 510(k) under the Special 510(k): Device Modification process. In late June 2016, the FDA sent us a request for additional information. On July 7, 2016, we provided the FDA with additional information. We have a meeting with the FDA scheduled for August 15, 2016 to further discuss our PathoGuardTM and EndoPurTM submissions.

The complete hospital infection control product line, including in-line and point of use filters, can be viewed on our website at http://www.nephros.com/infection-control/ . We are not including the information on our website as a part of, or incorporating it by reference into, this report.

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

The endotoxin cartridge filter, EndoPurTM, is designed to provide hemodialysis quality water through ultrafiltration of the water in a dialysis clinic’s reverse osmosis loop. The EndoPurTM filter retains particles as small as 0.005 microns, is designed to handle higher flowrates and will be offered in 10”, 20”, 30” or 40” sizes upon FDA clearance. In April 2016, we filed for Special 510(k) clearance of an endotoxin cartridge filter. Because we believed that the EndoPurTM conforms to the design controls of the SSU-D, and has the same intended use, we believed that the cartridge qualified for the Special 510(k): Device Modification process. In May 2016, after discussion with the FDA, we converted the submission to a traditional 510(k) for the 20”, 30” and 40” versions of the EndoPurTM cartridge and filed a Special 510(k) for the 10” version of the EndoPurTM cartridge. On July 1, 2016, the FDA sent us a request for additional information. We requested a meeting with the FDA, which is scheduled for August 15, 2016.

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

While our EndoPurTM ultrafilter cartridge platform was designed initially for use in the dialysis setting, we are working with our distributors to identify other opportunities for our ultrafilters to provide value to customers in multiple commercial and industrial settings. The NanoGuard-C, a 10” cartridge filter that inserts into standard 10” housings, will be available for commercial industrial uses late in the third quarter of 2016.

Many potential customers in the commercial and industrial space currently utilize an Everpure® filter system. The NanoGuard-E, a version of our ultrafilter that plugs into an Everpure® housing system, will be available for commercial and industrial applications late in the third quarter of 2016.

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

We intend to develop flushable filter cartridges capable to filtering 2.5, 5 and 10 GPM through our fiber membrane. These smaller flushable filter systems have potential utility as a point-of-entry water purification system in restaurants, convenience stores and households. We intend to provide limited release of these products in the second half of 2016.

Going forward, as we grow our water filtration business, we will be exploring opportunities for new applications for our filter products and will be open to evaluating new potential partnerships to expand our water filtration foot print.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated interim financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to going concern, allowance for doubtful accounts, reserve for inventory obsolescence, impairment analysis of capitalized license fees, and share-based compensation expense. As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Early adoption is permitted only for fiscal years beginning after December 31, 2016, including interim reporting periods within that fiscal year. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. We are currently evaluating any impact the adoption of ASU 2014-15 might have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value to be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. We do not believe that the adoption of ASU 2015-11 will have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We do not believe that the adoption of ASU 2015-17 will have a significant impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for us beginning in the first quarter of fiscal year 2017. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance performance obligations and licensing. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements.

In May 2016, the FASB issued ASU 2016-12, “Narrow Scope Improvements and Practical Expedients,” which clarifies the accounting for certain aspects of guidance issued in ASU 2014-09, including assessing collectability and noncash consideration. The clarifications in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted beginning in the first quarter of fiscal year 2019. We are evaluating the impact of adopting this guidance on its consolidated financial statements.

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

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues

Total net revenues for the three months ended June 30, 2016 were approximately $509,000 compared to approximately $567,000 for the three months ended June 30, 2015 a decrease of approximately $58,000 or 10%. This decrease was primarily caused by a decrease in hospital filter revenues that was offset by an increase in dialysis filter revenues. Revenues for the three months ended June 30, 2016 do not include purchase orders placed prior to June 30, 2016 for the S100 hospital filter that were not shipped until the third quarter of 2016.

Cost of Goods Sold

Cost of goods sold was approximately $212,000 for the three months ended June 30, 2016 compared to approximately $209,000 for the three months ended June 30, 2015. The increase of approximately $3,000, or 1%, during the three months ended June 30, 2016 compared to the same period in 2015 is primarily due to an inventory write-down credit applied during the three months ended June 30, 2015 with no corresponding credit in the three months ended June 30, 2016.

Research and Development Expenses

Research and development expenses were approximately $254,000 and $164,000 for the three months ended June 30, 2016 and June 30, 2015, respectively. This increase of approximately $90,000, or 55%, is primarily due to additional salary and stock compensation expenses for increased research and development personnel.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $56,000 for the three months ended June 30, 2016 compared to approximately $53,000 for the three months ended June 30, 2015. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $53,000 for each of the three months ended June 30, 2016 and 2015. The remaining $3,000 recognized in the three months ended June 30, 2016 was depreciation on property and equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $804,000 for the three months ended June 30, 2016 compared to approximately $735,000 for the three months ended June 30, 2015, an increase of approximately $69,000 or 9%. The increase is primarily due to additional salary and benefit expenses for increased selling, general and administrative personnel and increased marketing expenses, which were offset by decreases in auditor and legal expenses.

Change in Fair Value of Warrant Liability

Certain warrants were classified as liabilities at their fair value and adjusted to their fair value at each reporting period. The fair value of such warrants issued was estimated using a binomial options pricing model. For the three months ended June 30, 2015, the change in fair value of the warrant liability was an increase of approximately $1,196,000. These liability-classified warrants were exercised in full on September 29, 2015.

Interest Expense

Interest expense of approximately $30,000 for the three months ended June 30, 2016 relates to approximately $10,000 of interest related to the June 2016 Note and Warrant Agreement, approximately $6,000 related to the amortization of debt discount and approximately $14,000 of interest due on outstanding payables to a vendor. Interest expense of approximately $9,000 for the three months ended June 30, 2015 related to interest due on outstanding payables owed to a vendor.

Interest Income

Interest income of approximately $1,000 for the three months ended June 30, 2016 related to interest income recognized on a lease receivable.

Other Income (Expense)

Other income for the three months ended June 30, 2016 of approximately $11,000 related to foreign currency gains of approximately $9,000 on invoices paid to an international supplier and miscellaneous other income of approximately $2,000. A foreign currency loss was recognized for the three months ended June 30, 2015 of approximately $16,000 on invoices paid to an international supplier.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues

Total net revenues for the six months ended June 30, 2016 were approximately $1,099,000 compared to approximately $1,112,000 for the six months ended June 30, 2015.  Total net revenues decreased approximately $13,000, or 1%, arising from decreases in both hospital and dialysis filter revenue. Revenues for the six months ended June 30, 2016 do not include purchase orders placed prior to June 30, 2016 for the S100 hospital filter that were not shipped until the third quarter of 2016.

Cost of Goods Sold

Cost of goods sold was approximately $507,000 for the six months ended June 30, 2016 compared to approximately $471,000 for the six months ended June 30, 2015. The increase of approximately $36,000, or 8%, is primarily due to adjustments in inventory write-downs in the periods.

Research and Development Expenses

Research and development expenses were approximately $523,000 and $355,000 for the six months ended June 30, 2016 and June 30, 2015, respectively. This increase of approximately $168,000, or 47%, is primarily due to additional salary and stock compensation expenses for increased research and development personnel.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $111,000 for the six months ended June 30, 2016 compared to approximately $106,000 for the six months ended June 30, 2015. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $105,000 for each of the six months ended June 30, 2016 and 2015. The remaining $6,000 and $1,000 recognized in the six months ended June 30, 2016 and 2015, respectively, was depreciation on property and equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,582,000 for the six months ended June 30, 2016 compared to approximately $1,578,000 for the six months ended June 30, 2015, an increase of approximately $4,000, or less than 1%. The increase is primarily due to increases in salary and benefit expenses for increased selling, general and administrative personnel, and increased marketing expenses offset by decreases in auditor and legal expenses.

Change in Fair Value of Warrant Liability

Certain warrants were classified as liabilities at their fair value and adjusted to their fair value at each reporting period. The fair value of such warrants issued have been estimated using a binomial options pricing model. For the six months ended June 30, 2015, the change in fair value of the warrant liability was an increase of approximately $188,000. These liability-classified warrants were exercised in full on September 29, 2015.

Interest Expense

Interest expense of approximately $44,000 for the six months ended June 30, 2016 consisted of approximately $10,000 of interest related to the June 2016 Note and Warrant Agreement, approximately $6,000 related the amortization of debt discount and approximately $28,000 of interest due on outstanding payables to a vendor. Interest expense of approximately $21,000 for the six months ended June 30, 2015 relates to interest due on outstanding payables owed to a vendor.

Interest Income

Interest income of approximately $3,000 for the six months ended June 30, 2016 related to interest income recognized on a lease receivable.

Other Income (Expense)

Other expense for the six months ended June 20, 2016 of approximately $6,000 related to foreign currency losses of approximately $8,000 on invoices paid to an international supplier offset partially by miscellaneous other income of approximately $2,000. A foreign currency gain was recognized for the six months ended June 30, 2015 of approximately $35,000 on invoices paid to an international supplier.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2016 and 2015 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	June 30, 2016	December 31, 2015
Liquidity and capital resources
Cash	$1,602	$1,248
Other current assets	852	1,216
Working capital	1,236	1,505
Stockholders’ equity	1,673	2,664

At June 30, 2016, we had an accumulated deficit of approximately $118,924,000 and we expect to incur additional operating losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, and rights offerings.

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

At June 30, 2016, we had cash totaling approximately $1,602,000 and total assets of approximately $2,627,000, excluding other intangible assets (related to the Medica License and Supply Agreement) of approximately $1,368,000.

On June 7, 2016, we received gross proceeds of approximately $1,187,000 in connection with the issuance of unsecured promissory notes and warrants.

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

Based on our current projections, we expect that our existing cash balances and our projected increases in product sales from the launch of new products, will allow us to fund our operations at least into the first quarter of 2017, if not longer, depending on the timing and market uptake of our new products. This assumption excludes the impact of future cash receipts from recurring operations. Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, in connection with offerings of our common stock or through other means, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in our Company. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $794,000 for the six months ended June 30, 2016 compared to approximately $1,451,000 for the six months ended June 30, 2015, a decrease of approximately $657,000. Excluding the noncash impact of the change in fair value of the warrant liability of approximately $188,000 during the six months ended June 30, 2015, our net loss was approximately $1,671,000 for the six months ended June 30, 2016 compared to approximately $1,384,000 for the six months ended June 30, 2015, an increase of approximately $287,000.

Offsetting the increase in the net loss, the most significant items contributing to the net decrease of approximately $657,000 in cash used in operating activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 are highlighted below:

●	our stock-based compensation expense increased approximately $114,000 during the 2016 period compared to the 2015 period primarily related to the forfeiture of the former CEO’s unvested stock options during the 2015 period
●	our accounts receivable decreased by approximately $36,000 during the 2016 period compared to an increase of approximately $185,000 during the 2015 period as a result of timing of receipts;
●	our inventory decreased by approximately $169,000 during the 2016 period compared to an increase of approximately $233,000 during the 2015 period as a result of managing inventory levels; and
●	our accrued expenses increased approximately $75,000 during the 2016 period compared to an decrease of approximately $36,000 during the 2015 period as a result of the timing of payments.

Net cash used in investing activities for the six months ended June 30, 2016 was approximately $40,000 as a result of the purchase of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2015 of $1,188,000 resulted from net proceeds of approximately $1,187,000 resulting from the issuance of unsecured notes payable and approximately $1,000 of proceeds resulting from the exercise of warrants.

Net cash provided by financing activities for the six months ended June 30, 2015 of $1,206,000 resulted from net proceeds of approximately $1,205,000 resulting from the issuance of common stock and approximately $1,000 of proceeds resulting from the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2016 or 2015.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, our expectations regarding the timing of products approvals or clearances, the timelines for bringing such products to market or for deploying such products for research purposes, the availability of funding sources for continued development of such products, the anticipated development of future products, our expectations regarding sales and revenue, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we may not be able to continue as a going concern;

●	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;

●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

●	we face potential liability associated with the production, marketing and sale of our products and the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation;

●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act or any other statutes or regulations then we could be subject to enforcement actions by the FDA or other governmental agencies;

●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

●	we may not have sufficient capital to successfully implement our business plan;

●	we may not be able to effectively market our products;

●	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

●	we may encounter problems with our suppliers, manufacturers and distributors;

●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

●	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

●	we may not be able to achieve sales growth in key geographic markets.

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

Item 6. Exhibits

EXHIBIT INDEX

4.1	Form of Unsecured Promissory Note issued June 3 and 9, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 14, 2016).
4.2	Form of Common Stock Purchase Warrant issued June 3 and 9, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 14, 2016).
10.1	Form of Note and Warrant Purchase Agreement entered into on June 3, 2016, between the Company and the purchasers of the Notes and Warrants sold by the Company on June 3 and 9, 2016(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 14, 2016).

31.1	Certification by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications by the Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 8, 2016	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer and Acting Chief
Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

