Form 10-Q
period 2016-09-30
NEPHROS INC
filed 2016-11-10
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

[  ] YES [X] NO

As of November 4, 2016, 49,216,086 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$807	$1,248
Accounts receivable, net	311	397
Investment in lease, net-current portion	22	-
Inventory, net	341	591
Prepaid expenses and other current assets	51	228
Total current assets	1,532	2,464
Property and equipment, net	77	12
Investment in lease, net-less current portion	65	-
Other assets, net	1,336	1,494
Total assets	$3,010	$3,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$444	$652
Accrued expenses	170	237
Deferred revenue, current portion	70	70
Total current liabilities	684	959
Unsecured long-term note payable, net of debt issuance costs and debt discount of $373	814	-
Long-term portion of deferred revenue	295	347
Total liabilities	1,793	1,306

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at September 30, 2016 and December 31, 2015; 49,216,086 and 48,580,355 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	120,726	119,797
Accumulated other comprehensive income	72	71
Accumulated deficit	(119,630)	(117,253)
Total stockholders’ equity	1,217	2,664
Total liabilities and stockholders’ equity	$3,010	$3,970

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues:
Product revenues	$407	$274	$1,405	$1,323
License, royalty and other revenues	68	46	170	110
Total net revenues	475	320	1,575	1,433
Cost of goods sold	159	154	667	626
Gross margin	316	166	908	807
Operating expenses:
Research and development	241	226	763	582
Depreciation and amortization	60	53	171	159
Selling, general and administrative	652	974	2,234	2,551
Total operating expenses	953	1,253	3,168	3,292
Loss from operations	(637)	(1,087)	(2,260)	(2,485)
Change in fair value of warrant liability	-	2,287	-	2,099
Warranty modification expense	-	(1,761)		(1,761)
Interest expense	(65)	(9)	(109)	(30)
Interest income	1	-	4	-
Other income (expense)	(5)	(11)	(12)	24
Net loss	(706)	(581)	(2,377)	(2,153)
Other comprehensive income, foreign currency translation adjustments	1	1	1	-
Total comprehensive loss	$(705)	$(580)	$(2,376)	$(2,153)
Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.07)
Weighted average common shares outstanding, basic and diluted	48,783,097	32,622,377	48,501,810	31,366,292

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2015 (audited)	48,580,355	$49	$119,797	$71	$(117,253)	$2,664

Net loss		-			(2,377)	(2,377)
Net unrealized gains on foreign currency translation, net of tax		-	-	1	-	1
Issuance of restricted stock	455,052	-	-	-	-	-
Restricted stock issued to settle liability	179,773		51			51
Issuance of warrants, net of issuance costs of $4	-	-	389	-	-	389
Exercise of warrants	906	-	1	-		1
Noncash stock-based compensation	-	-	488	-	-	488
Balance, September 30, 2016	49,216,086	$49	$120,726	$72	$(119,630)	$1,217

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(2,377)	$(2,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	13	1
Amortization of other assets	158	158
Noncash stock-based compensation, including stock options and restricted stock	442	216
Non-employee stock-based compensation	46	47
Amortization of debt discount	29	-
Change in fair value of warrant liability	-	(2,099)
Warrant modification	-	1,761
Inventory reserve	27	-
Allowance for doubtful accounts reserve	33	13
Loss on foreign currency transactions	5	3
(Increase) decrease in operating assets:
Accounts receivable	62	(119)
Inventory	241	(479)
Prepaid expenses and other current assets	33	56
Increase (decrease) in operating liabilities:
Accounts payable	(226)	86
Accrued expenses	(18)	(14)
Deferred revenue	(52)	(52)
Net cash used in operating activities	(1,584)	(2,575)
Investing activities:
Purchase of property and equipment	(45)	-
Net cash used in investing activities	(45)	-
Financing activities:
Proceeds from issuance of unsecured note	1,187	-
Proceeds from issuance of common stock	-	1,340
Proceeds from exercise of warrants	1	1,762
Net cash provided by financing activities	1,188	3,102
Effect of exchange rates on cash	-	2
Net increase (decrease) in cash	(441)	529
Cash, beginning of period	1,248	1,284
Cash, end of period	$807	$1,813
Supplemental disclosure of cash flow information
Cash paid for interest	$39	$34
Cash paid for income taxes	$2	$3
Supplemental disclosure of noncash investing and financing activities
Value of warrants issued with unsecured note payable	$393	$-
Investment in lease receivable, net	$92	$-
Cost of equipment in sales-type-lease	$92	$-
Restricted stock issued to settle liability	$51	$174
Reclassification of inventory from prepaid expenses and other current assets	$18	$-
Reclassification of property and equipment from prepaid expenses and other current assets	$124	$-
Issuance of common stock as a commitment fee, net of amortization	$-	$27
Issuance of restricted stock for future services to be provided	$-	$10

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Included in these estimates are assumptions about the valuation of the warrant liability, the collection of accounts receivable, the value of inventories, the useful lives of property and equipment and intangible assets, the valuation allowance of deferred taxes and the assumptions used in determining stock compensation such as expected volatility and risk-free interest rate and the ability of the Company to continue as a going concern.

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

Based on the Company’s current projections, the Company expects that its existing cash balances and projected increase in product sales from the launch of new products, will allow the Company to fund its operations at least into the first quarter of 2017, if not longer, depending on the timing and market acceptance of our new products. This assumption excludes the impact of future cash receipts from recurring operations. There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to meet its operating requirements and other commitments, the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

Recently Adopted Accounting Pronouncement

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” related to the presentation requirements for debt issuance costs and debt discount and premium. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU 2015-03 upon entering into the Note and Warrant Agreement as discussed in Note 11.

Note 3 - Major Customers and Concentration of Credit Risk

For the three months ended September 30, 2016 and 2015, the following customers accounted for the following percentages of the Company’s revenues, respectively.

Customer	2016	2015
A	16%	7%
B	16%	-%
C	11%	24%
D	11%	23%

For the nine months ended September 30, 2016 and 2015, the following customers accounted for the following percentages of the Company’s revenues, respectively.

Customer	2016	2015
A	19%	25%
B	14%	21%
C	8%	13%

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3 - Major Customers and Concentration of Credit Risk (continued)

As of September 30, 2016 and December 31, 2015, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively.

Customer	2016	2015
A	21%	37%
B	10%	3%
C	10%	1%
D	4%	23%
E	7%	11%

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $48,000 and $15,000 as of September 30, 2016 and December 31, 2015, respectively.

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

Deferred revenue on the accompanying September 30, 2016 condensed consolidated balance sheet is approximately $365,000 and is related to the Company’s License Agreement with Bellco (see Note 12), which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $2,711,000 of revenue related to the Bellco License Agreement to date and approximately $17,000 and $52,000, respectively, for the three and nine months ended September 30, 2016. The Company recognized approximately $17,000 and $52,000, respectively, of revenue related to this License Agreement for the three and nine months ended September 30, 2015. Revenue recognized in the three and nine months ended September 30, 2016 and 2015 relates to the upfront payment received in February 2014. Approximately $17,000 of revenue will be recognized in the remaining three months of fiscal year 2016 and approximately $69,000 of revenue will be recognized in each of the years ended December 31, 2017 through 2021. In addition, beginning on January 1, 2015, Bellco pays the Company a royalty based on the number of units of certain products sold per year due one fiscal quarter in arrears. For the three and nine months ended September 30, 2016, the Company recognized royalty revenue of approximately $27,000 and $84,000, respectively. For the three and nine months ended September 30, 2015, the Company recognized royalty revenue of approximately $29,000 and $58,000, respectively. See Note 12, Commitments and Contingencies, for further discussion of the Bellco License Agreement.

The Company also invoiced Biocon 1, LLC approximately $13,000 and $24,000 related to consulting services provided during the three and nine months ended September 30, 2016, respectively, which is included in license, royalty and other revenue on the condensed consolidated statement of operations and comprehensive loss. Approximately $24,000 is also included in accounts receivable as of September 30, 2016.

On May 6, 2015, the Company entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). The Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the HydraGuard individual water treatment devices. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay the Company a fixed per-unit fee for any other sales made. The Company recognized royalty revenue of $10,000 during the three and nine months ended September 30, 2016.

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

Fair Value of Investment in Lease, net, and Unsecured Long-Term Note Payable

The carrying amounts of the investment in lease, net, and the unsecured long-term note payable approximate fair value as of September 30, 2016 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit quality.

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

On the condensed consolidated statement of operations and comprehensive loss for the three month period ended September 30, 2015, the Company recorded income of $2,287,000 as a result of the change in fair value of the warrant liability. On the condensed consolidated statement of operations and comprehensive loss for the nine month period ended September 30, 2015, the Company recorded income of $2,099,000 as a result of the change in fair value of the warrant liability. A reconciliation of the warrant liability for the three and nine month periods ended September 30, 2015 is as follows:

2007 Warrants
Balance at June 30, 2015	$7,574,000
Decrease in fair value of warrant liability	(2,287,000)
Balance at September 29, 2015	$5,287,000

2007 Warrants
Balance at December 31, 2014	$7,386,000
Decrease in fair value of warrant liability	(2,099,000)
Balance at September 29, 2015	$5,287,000

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 5 - Fair Value of Financial Instruments (continued)

The following table summarizes the calculated aggregate fair value of the 2007 Warrants, along with the assumptions utilized in each calculation:

September 29, 2015
Calculated aggregate value	$5,287,000
Weighted average exercise price	$0.30
Closing price per share of common stock	$0.40
Volatility	137.0%
Weighted average remaining expected life (years)	4.2
Risk-free interest rate	1.4%
Dividend yield	-

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

The Company granted 195,520 stock options to employees and non-employee directors during the three months ended September 30, 2016. The fair value of the stock options will be expensed over the vesting period. The grant date fair value of the stock options was approximately $62,000.

The Company granted 30,000 stock options to a consultant during the nine months ended September 30, 2016. The fair value of the stock options will be expensed over the one-year vesting period. The fair value of the stock options as of September 30, 2016 was approximately $9,000. In accordance with ASC 505-50, the stock options granted to the consultant are remeasured at each reporting period until vested.

During the three months ended September 30, 2016, previously issued stock options were modified for a non-employee director who is no longer serving as a director for the Company. As a result of modification, approximately $5,000 was recognized as stock option modification expense and included in stock-based compensation expense on the accompanying condensed consolidated statement of operations and comprehensive loss.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 6 - Stock Plans and Share-Based Payments (continued)

Stock-based compensation expense for stock options was approximately $299,000 and $205,000 for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, approximately $277,000 and approximately $22,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2015, approximately $190,000 and approximately $15,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statements of operations and comprehensive loss.

Stock-based compensation expense was approximately $104,000 and $95,000 for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, approximately $97,000 and approximately $7,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2015, approximately $89,000 and approximately $6,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statements of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the nine months ended September 30, 2016 and 2015, as the Company is in a net operating loss position. As of September 30, 2016, there was approximately $968,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $158,000 of the $968,000 total unrecognized compensation will be recognized at the time that certain performance conditions are met. The remaining approximately $810,000 will be amortized over the weighted average remaining requisite service period of 2.8 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

During the nine months ended September 30, 2016, the Company issued 480,398 shares of restricted stock as compensation for services previously rendered by non-employee directors. The grant date fair value of the restricted stock awards was approximately $171,000. Approximately $51,000 of the grant date fair value was previously accrued for services rendered during the fiscal year ended December 31, 2015. Approximately $105,000 of stock based compensation expense was recognized during the three and nine months ended September 30, 2016. As of September 30, 2016, there was approximately $15,000 of unrecognized compensation expense related to these restricted stock awards, which is expected to be recognized over the next five months, depending upon the respective restricted stock agreements.

During the nine months ended September 30, 2016, the Company issued 154,427 shares of restricted stock as payment for non-employee services to be rendered. The grant date fair value of the outstanding restricted stock awards was approximately $46,000 and was based on the fair value of the common stock on the date of grant. Of the total grant date fair value of approximately $46,000, approximately $5,000 and $46,000, respectively, of stock based compensation expense was recorded during the three and nine months ended September 30, 2016.

Additionally, stock-based compensation expense of approximately $38,000 was recorded during the nine months ended September 30, 2016 related to shares of restricted stock issued to employees during the year ended December 31, 2015.

Total stock-based compensation expense for the restricted stock grants, including expense recognized for grants to non-employees, was approximately $110,000 and $189,000 for the three and nine months ended September 30, 2016, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

During the nine months ended September 30, 2015, the Company issued 116,613 shares of restricted stock, with a grant date fair value of approximately $67,000, as payment for non-employee services rendered. Stock based compensation expense related to services rendered as of September 30, 2015 was approximately $47,000 and is included in Selling, General and Administrative expenses for the nine months ended September 30, 2015. The remaining expense was recognized in the three months ended December 31, 2015.

Total stock-based compensation expense for the restricted stock grants, including expense recognized for grants to non-employees was approximately $49,000 and $58,000 for the three and nine months ended September 30, 2015, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 7 - Warrants

During the nine months ended September 30, 2016, 19,621 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 906 shares of the Company’s common stock. There were no warrants exercised during the three months ended September 30, 2016.

In addition to the Lambda warrants exercised and discussed in Note 5, for the nine months ended September 30, 2015, 46,039 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 2,127 shares of common stock.

Note 8 - Net Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the number of weighted average common shares issued and outstanding. Diluted earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders, adjusted for amounts representing the potential dilutive effect from the exercise of stock options and warrants, of any outstanding shares of unvested restricted stock and of the conversion of convertible securities, as applicable. If applicable for a given period, the Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	September 30,
	2016	2015
Shares underlying warrants outstanding	3,291,149	5,925,836
Shares underlying options outstanding	4,418,160	3,888,657
Unvested restricted stock	390,625	436,333

Note 9 - Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Early adoption is permitted only for fiscal years beginning after December 31, 2016, including interim reporting periods within that fiscal year. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value to be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The guidance should be applied prospectively. The Company does not believe that the adoption of ASU 2015-11 will have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity that is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance for performance obligations and licensing. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

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

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 9 - Recent Accounting Pronouncements (continued)

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

Note 10 - Inventory, net

Inventory is stated at the lower of cost or market using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Total Gross Inventory, Finished Goods	$395,000	$634,000
Less: Inventory reserve	(54,000)	(43,000)
Total Inventory	$341,000	$591,000

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

The approximately $1,187,000 in gross proceeds from the Agreement, along with the legal fees of approximately $13,000, were allocated between the Notes and Warrants based on their relative fair values. The portion of the proceeds, including fees, allocated to the Warrants of approximately $393,000 was accounted for as additional paid-in capital. Approximately $4,000 of the legal fees were allocated to the Warrants and recorded as a reduction to additional paid-in capital. The remainder of the proceeds of approximately $794,000, including fees, was allocated to the Notes with the fair value of the Warrants resulting in a debt discount. The debt discount is being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Agreement. Approximately $23,000 and $29,000 was recognized as amortization of debt discount during the three and nine months ended September 30, 2016, respectively, and is included in interest expense on the condensed consolidated interim statement of operations and comprehensive loss. As of September 30, 2016, approximately $43,000 of interest expense has been accrued. As of September 30, 2016, the portion of the outstanding unsecured promissory notes due to entities controlled by a member of management and to the majority shareholder amounted to $30,000 and $300,000, respectively. There were no unsecured long-term notes payable outstanding as of December 31, 2015.

Note 12 - Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend in the near future to manufacture any of its products and components. With regard to the OLpur MD190 and MD220, on June 27, 2011, the Company entered into a license agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters (MD 190, MD 220), referred to herein as the Products. Under the License Agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under Bellco’s own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon the Company’s written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

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

In addition to the licensing revenue, the Company recognized royalty revenue related to the First Amendment with Bellco. For the three and nine months ended September 30, 2016, the Company recognized approximately $27,000 and $84,000, respectively. For the three and nine months ended September 30, 2015, the Company recognized approximately $29,000 and $58,000, respectively.

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

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 as of April 23, 2012, calculated as described in Note 6 under Stock Options. Together with the total installment payments described above, the fair market value of the options has been capitalized as a long-term intangible asset. The gross value of the intangible asset capitalized was approximately $2,250,000. Included in other long-term assets on the consolidated balance sheet is approximately $1,315,000 and $1,473,000, as of September 30, 2016 and December 31, 2015, respectively, related to the License and Supply Agreement. Accumulated amortization is approximately $935,000 and $777,000 as of September 30, 2016 and December 31, 2015, respectively. The asset is

NEPHROS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 12 - Commitments and Contingencies (continued)

being amortized as an expense over the life of the License and Supply Agreement. Approximately $53,000 and $158,000 has been charged to amortization expense for the three and nine months ended September 30, 2016 and 2015, respectively, on the condensed consolidated statement of operations and comprehensive loss. Approximately $53,000 of amortization expense will be recognized in the remainder of 2016 and approximately $210,000 will be recognized in each of the years ended December 31, 2017 through 2022. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption, pursuant to the terms of the License and Supply Agreement. Royalty expense of approximately $10,000 and $14,000 was included in accrued expenses as of September 30, 2016 and December 31, 2015, respectively. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. For the three and nine months ended September 30, 2016, approximately $9,000 and $37,000 of interest, respectively, was recognized as interest expense. For the three and nine months ended September 30, 2015, approximately $9,000 and $29,000 of interest, respectively, was recognized as interest expense.

Contractual Obligations

The Company has an operating lease that expires on November 30, 2018 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $9,000. Included in other assets, net, on the condensed consolidated balance sheet as of September 30, 2016 is approximately $21,000 related to a security deposit for the U.S. office facility. Rent expense was approximately $31,000 and $29,000 for the three months ended September 30, 2016 and 2015, respectively. Rent expense was approximately $98,000 and $95,000 for the nine months ended September 30, 2016 and 2015, respectively.

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the sales-type lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s consolidated statement of cash flows. At lease inception, an investment in the lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. During the three and nine months ended September 30, 2016, approximately $1,000 and $4,000, respectively, was recognized in interest income. As of September 30, 2016, investment in lease, current, is approximately $22,000, net of unearned interest of $4,000. As of September 30, 2016, investment in lease, noncurrent, is approximately $65,000, net of unearned interest of $6,000.

As of September 30, 2016, scheduled maturities of minimum lease payments receivable were as follows:

2016	$12,000
2017	17,000
2018	18,000
2019	19,000
2020	21,000
87,000
Less: Current portion	(22,000)
Investment in sales-type lease, noncurrent	$65,000

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

In May 2014, DaVita Healthcare Partners initiated an evaluation of our HDF System to treat patients at DaVita’s North Colorado Springs Clinic. In February 2015, we announced that, in the course of the evaluation, DaVita informed Nephros that it would require additional validation of the system. Nephros and DaVita agreed upon a protocol for the additional validation work which was completed in March 2015. We do not believe that DaVita will restart the evaluation in the near term.

In March 2015, we announced that the Renal Research Institute (“RRI”), a research division of Fresenius Medical Care, was conducting an ongoing evaluation of our HDF system in its clinic. As of June 2016, our HDF Systems had performed over 1,200 patient treatments. Over the last 18 months of commercial use, we have gathered direct feedback from users of our HDF System to help improve our system and our training methodology. In January 2016, we updated our training procedures and rolled out a software update, which was focused on improving the system’s alignment with nurse work flow. In June 2016, after approximately 5 months of successfully completed patient treatments with the updated software, we concluded the evaluation project with RRI.

We expect that a dialysis clinic associated with Vanderbilt University will begin treating patients with our HDF Systems before the end of 2016. Our goal over the next 12-18 months is to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm with the ultimate goals of a) improving the quality of life for the patient, b) reducing overall expenditure compared to other dialysis modalities, c) minimizing the impact on nurse work flow at the clinic, and d) demonstrating the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. In addition, we are in the process of developing version 2.0 of our HDF System, which will enable us to manufacture at scale, as well as potentially reduce the per treatment cost of performing HDF.

Ultrafiltration Products

Our ultrafiltration products target a number of markets.

●	Hospitals and Other Healthcare Facilities: Filtration of water to be used for patient washing and drinking as an aid in infection control. The filters also produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures and washing of surgeons’ hands.

●	Dialysis Centers - Water/Bicarbonate: Filtration of water or bicarbonate concentrate used in HD devices.

●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

●	Commercial Facilities: Filtration of water for washing and drinking, including use in ice machines and soda fountains.

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

On May 27, 2016, we submitted the PathoGuard™ 10” cartridge filter to the FDA for 510(k) under the Special 510(k): Device Modification process. Following our meeting with the FDA on August 15, 2016, and additional follow-up communications, we initiated some additional biocompatibility studies and other related testing of our products. The testing was completed in early November and we will submit the additional information for the HydraGuard™ (change from PathoGuard™) Special 510(k) before the end of November 2016.

The complete hospital infection control product line, including in-line and point of use filters, can be viewed on our website at http://www.nephros.com/infection-control/. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

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

The endotoxin cartridge filter, EndoPurTM, is designed to provide hemodialysis quality water through ultrafiltration of the water in a dialysis clinic’s reverse osmosis loop. The EndoPurTM filter retains particles as small as 0.005 microns, is designed to handle higher flowrates and will be offered in 10”, 20”, 30” or 40” sizes upon FDA clearance. In April 2016, we filed for Special 510(k) clearance of an endotoxin cartridge filter. Because we believed that the EndoPurTM conformed to the design controls of the SSU-D, and had the same intended use, we believed that the cartridge qualified for the Special 510(k): Device Modification process. In May 2016, after discussion with the FDA, we converted the submission to a traditional 510(k) for the 20”, 30” and 40” versions of the EndoPurTM cartridge and filed a Special 510(k) for the 10” version of the EndoPurTM cartridge. On July 1, 2016, the FDA sent us a request for additional information. Following our meeting with the FDA on August 15, 2016, and additional follow-up communications, we converted the EndoPur 10” cartridge submission to a traditional 510(k), and initiated some additional biocompatibility studies and other related testing of our products. The testing was completed in early November and we will submit the additional information for the EndoPur™ 10” cartridge Traditional 510(k) before the end of November 2016. We expect to submit the full package for a traditional 510(k) for the EndoPur™ 20”, 30” and 40” ultrafilters by the middle of December 2016.

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

We developed our individual water treatment device (“IWTD”) in both in-line and point-of-use configurations. Our IWTD allows a soldier in the field to derive drinking water from any fresh water source. This enables the soldier to remain hydrated, which will maintain mission effectiveness and unit readiness, and extend mission reach. Our IWTD is one of the few portable filters that has been validated by the military to meet the NSF Protocol P248 standard. It has also been approved by U.S. Army Public Health Command and U.S. Army Test and Evaluation Command for deployment.

On May 6, 2015, we entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak is also required to meet or exceed certain minimum annual fees payable to us, and if such fees are not met or exceeded, we may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the three and nine months ended September 30, 2016, we recognized royalty revenue of $10,000 related to the Sublicense Agreement with CamelBak.

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

While our EndoPurTM ultrafilter cartridge platform was designed initially for use in the dialysis setting, we are working with our distributors to identify other opportunities for our ultrafilters to provide value to customers in multiple commercial and industrial settings. The NanoGuard-C, a 10” cartridge filter that inserts into standard 10” housings, will be available on a limited basis in the fourth quarter of 2016, and we expect to make the product broadly available in 2017.

Many potential customers in the commercial and industrial space currently utilize an Everpure® filter system. The NanoGuard-E, a version of our ultrafilter that plugs into an Everpure® housing system, is now available on a limited basis and will be available more broadly in 2017.

Over the last few years, we have been developing a high-throughput, auto-flushing filter system capable of handling 25 GPM, or greater, through our proprietary 0.005 micron fiber membrane. The flushable filter system is designed to remove submicron particulates in closed loop water systems, including cooling systems for data centers and hot water return loops in commercial buildings. Initial data suggests the ability to remove both organic and inorganic particulates. We have released a limited number of systems to specific customers for additional testing and validation.

We intend to develop flushable filter cartridges capable to filtering 2.5, 5 and 10 GPM through our fiber membrane. These smaller flushable filter systems have potential utility as a point-of-entry water purification system in restaurants, convenience stores and households. We intend to provide limited release of these products in the fourth quarter of 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Early adoption is permitted only for fiscal years beginning after December 31, 2016, including interim reporting periods within that fiscal year. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value to be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, with early adoption permitted. The guidance should be applied prospectively. We do not believe that the adoption of ASU 2015-11 will have a significant impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for us beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance for performance obligations and licensing. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

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

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues

Total net revenues for the three months ended September 30, 2016 were approximately $475,000 compared to approximately $320,000 for the three months ended September 30, 2015, an increase of approximately $155,000, or 48%. This increase was primarily caused by an increase in hospital filter revenues that was offset by a decrease in dialysis filter and hemodiafiltration revenues.

Cost of Goods Sold

Cost of goods sold was approximately $159,000 for the three months ended September 30, 2016 compared to approximately $154,000 for the three months ended September 30, 2015. The increase of approximately $5,000, or 3%, during the three months ended September 30, 2016 compared to the same period in 2015 is primarily due to an increase in units sold of approximately 10% during the three months ended September 30, 2016. The cost of goods did not increase proportionally with revenue because direct sales were higher during the three months ended September 30, 2016 than in the three months ended September 30, 2015.

Research and Development Expenses

Research and development expenses were approximately $241,000 and $226,000 for the three months ended September 30, 2016 and September 30, 2015, respectively. This increase of approximately $15,000, or 7%, is primarily due to additional salary and stock compensation expenses for increased research and development personnel, offset by a decrease in expenses related to product development.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $60,000 for the three months ended September 30, 2016 compared to approximately $53,000 for the three months ended September 30, 2015. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $53,000 for each of the three months ended September 30, 2016 and 2015. The remaining $7,000 recognized in the three months ended September 30, 2016 was depreciation on property and equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $652,000 for the three months ended September 30, 2016 compared to approximately $974,000 for the three months ended September 30, 2015, a decrease of approximately $322,000 or 33%. The decrease is primarily due to decreased professional service fees, including regulatory consulting and legal services, which were partially offset by additional salary and benefit expenses for increased selling, general and administrative personnel and by increased marketing expenses.

Change in Fair Value of Warrant Liability

Certain warrants were classified as liabilities at their fair value and adjusted to their fair value at each reporting period. The fair value of such warrants issued was estimated using a binomial options pricing model. For the three months ended September 30, 2015, the change in fair value of the warrant liability was an increase of approximately $2,287,000. These liability-classified warrants were exercised in full on September 29, 2015.

Warrant Modification Expense

During the three months ended September 30, 2015, the modification of the exercise price of the liability-classified warrants resulted in an increase in the warrant liability, immediately before exercise, of approximately $1,761,000.

Interest Expense

Interest expense of approximately $65,000 for the three months ended September 30, 2016 is comprised of approximately $33,000 of interest related to the June 2016 Note and Warrant Agreement, approximately $23,000 related to the amortization of debt discount and approximately $9,000 of interest due on outstanding payables to a vendor. Interest expense of approximately $9,000 for the three months ended September 30, 2015 related to interest due on outstanding payables owed to a vendor.

Interest Income

Interest income of approximately $1,000 for the three months ended September 30, 2016 related to interest income recognized on a lease receivable.

Other Income (Expense)

Other expenses for the three months ended September 30, 2016 and 2015 of approximately $5,000 and $11,000, respectively, are related to foreign currency losses on invoices paid to an international supplier.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues

Total net revenues for the nine months ended September 30, 2016 were approximately $1,575,000 compared to approximately $1,433,000 for the nine months ended September 30, 2015. Total net revenues increased approximately $142,000, or 10%, arising from an increase in hospital filter revenue, which was partially offset by a decrease in dialysis filter revenue.

Cost of Goods Sold

Cost of goods sold was approximately $667,000 for the nine months ended September 30, 2016 compared to approximately $626,000 for the nine months ended September 30, 2015. The increase of approximately $41,000, or 7%, is primarily due to adjustments in inventory reserve in the periods.

Research and Development Expenses

Research and development expenses were approximately $763,000 and $582,000 for the nine months ended September 30, 2016 and September 30, 2015, respectively. This increase of approximately $181,000, or 31%, is primarily due to additional salary and stock compensation expenses for increased research and development personnel, partially offset by a decrease in product development expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $171,000 for the nine months ended September 30, 2016 compared to approximately $159,000 for the nine months ended September 30, 2015. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $157,000 and $158,000 for the nine months ended September 30, 2016 and 2015, respectively. The remaining $14,000 and $1,000 recognized in the nine months ended September 30, 2016 and 2015, respectively, was depreciation on property and equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,234,000 for the nine months ended September 30, 2016 compared to approximately $2,551,000 for the nine months ended September 30, 2015, a decrease of approximately $317,000, or 12%. The decrease is primarily due to decreased professional service fees, including regulatory consulting and legal services, which were offset by additional salary and benefit expenses for increased selling, general and administrative personnel and by increased marketing expenses.

Change in Fair Value of Warrant Liability

Certain warrants were classified as liabilities at their fair value and adjusted to their fair value at each reporting period. The fair value of such warrants issued have been estimated using a binomial options pricing model. For the nine months ended September 30, 2015, the change in fair value of the warrant liability was an increase of approximately $2,099,000. These liability-classified warrants were exercised in full on September 29, 2015.

Warrant Modification Expense

During the nine months ended September 30, 2015, the modification of the exercise price of the liability-classified warrants resulted in an increase in the warrant liability, immediately before exercise, of approximately $1,761,000.

Interest Expense

Interest expense of approximately $109,000 for the nine months ended September 30, 2016 consisted of approximately $43,000 of interest related to the June 2016 Note and Warrant Agreement, approximately $29,000 related the amortization of debt discount and approximately $37,000 of interest due on outstanding payables to a vendor. Interest expense of approximately $30,000 for the nine months ended September 30, 2015 relates to interest due on outstanding payables owed to a vendor.

Interest Income

Interest income of approximately $4,000 for the nine months ended September 30, 2016 related to interest income recognized on a lease receivable.

Other Income (Expense)

Other expense for the nine months ended September 30, 2016 of approximately $12,000 related to foreign currency losses of approximately $14,000 on invoices paid to an international supplier offset partially by miscellaneous other income of approximately $2,000. A foreign currency gain was recognized for the nine months ended September 30, 2015 of approximately $24,000 on invoices paid to an international supplier.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2016 and 2015 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	September 30, 2016	December 31, 2015
Liquidity and capital resources
Cash	$807	$1,248
Other current assets	725	1,216
Working capital	848	1,505
Stockholders’ equity	1,217	2,664

At September 30, 2016, we had an accumulated deficit of approximately $119,630,000 and we expect to incur additional operating losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, and rights offerings.

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

At September 30, 2016, we had cash totaling approximately $807,000 and total assets of approximately $1,695,000, excluding other intangible assets (related to the Medica License and Supply Agreement) of approximately $1,315,000.

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

Based on our current projections, we expect that our existing cash balances and our projected increases in product sales from the launch of new products, will allow us to fund our operations at least into the first quarter of 2017, if not longer, depending on the timing and market acceptance of our new products. This assumption excludes the impact of future cash receipts from recurring operations. Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, in connection with offerings of our common stock or through other means, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in our Company. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $1,584,000 for the nine months ended September 30, 2016 compared to approximately $2,575,000 for the nine months ended September 30, 2015, a decrease of approximately $991,000. Excluding the noncash impact of the change in fair value of the warrant liability and warrant modification of approximately $338,000 during the nine months ended September 30, 2015, our net loss was approximately $2,377,000 for the nine months ended September 30, 2016 compared to approximately $2,491,000 for the nine months ended September 30, 2015, a decrease of approximately $114,000.

The most significant items contributing to the net decrease of approximately $991,000 in cash used in operating activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 are highlighted below:

●	our stock-based compensation expense increased approximately $225,000 during the 2016 period compared to the 2015 period primarily related to the forfeiture of the former CEO’s unvested stock options during the 2015 period;

●	our inventory decreased by approximately $241,000 during the 2016 period compared to an increase of approximately $479,000 during the 2015 period as a result of managing inventory levels; and

●	our accounts receivable decreased by approximately $62,000 during the 2016 period compared to an increase of approximately $119,000 during the 2015 period as a result of timing of receipts.

Partially offsetting the above changes:

●	our accounts payable decreased approximately $226,000 during the 2016 period compared to an increase of approximately $86,000 during the 2015 period as a result of the timing of payments.

Net cash used in investing activities for the nine months ended September 30, 2016 was approximately $45,000 as a result of the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2016 of $1,188,000 resulted from net proceeds of approximately $1,187,000 from the issuance of unsecured notes payable and approximately $1,000 of proceeds resulting from the exercise of warrants.

Net cash provided by financing activities for the nine months ended September 30, 2015 of approximately $3,102,000 resulted from net proceeds of approximately $1,340,000 from the issuance of common stock and approximately $1,762,000 of proceeds resulting from the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2016 or 2015.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, our expectations regarding the timing of products approvals or clearances, the timelines for bringing such products to market or for deploying such products for research purposes, the availability of funding sources for continued development of such products, the anticipated development of future products, our expectations regarding sales and revenue, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we may not be able to continue as a going concern;

●	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;

●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

●	we face potential liability associated with the production, marketing and sale of our products and the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation;

●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act or any other statutes or regulations, we could be subject to enforcement actions by the FDA or other governmental agencies;

●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

●	we may not have sufficient capital to successfully implement our business plan;

●	we may not be able to effectively market our products;

●	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

●	we may encounter problems with our suppliers, manufacturers and distributors;

●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

●	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

●	we may not be able to achieve sales growth in key geographic markets.

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

NEPHROS, INC.

Date: November 10, 2016	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer and Acting Chief
Financial Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

