Form 10-K
period 2016-12-31
NEPHROS INC
filed 2017-03-20
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2016, was approximately $4,341,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or OTCQB, on June 30, 2016. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2016.

As of March 17, 2017 there were 50,082,797 shares of the registrant’s common stock, $0.001 par value, outstanding.

NEPHROS, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and our ability to continue as a going concern and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we may not be able to continue as a going concern;

●	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;

●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

●	we face potential liability associated with the production, marketing and sale of our products and the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity, which could impair our reputation;

●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, then we could be subject to enforcement actions by the FDA or other governmental agencies;

●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

●	we may not have sufficient capital to successfully implement our business plan;

●	we may not be able to effectively market our products;

●	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

●	we may encounter problems with our suppliers, manufacturers and distributors;

●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

●	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

●	we may not be able to achieve sales growth in key geographic markets.

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

PART I

Item 1. Business

Overview

Nephros is a commercial stage medical device and commercial products company that develops and sells high performance liquid purification filters and hemodiafiltration (“HDF”) systems. Our filters, which are generally classified as ultrafilters, are primarily used in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate, and are used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites and endotoxins.

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

HDF Systems

The current standard of care in the United States for patients with chronic renal failure is HD, a process in which toxins are cleared via diffusion. Patients typically receive HD treatment at least 3 times weekly for 3-4 hours per treatment. HD is most effective in removing smaller, easily diffusible toxins. For patients with acute renal failure, the current standard of care in the United States is hemofiltration (“HF”), a process where toxins are cleared via convection. HF offers a much better removal of larger sized toxins when compared to HD. However, HF treatment is performed on a daily basis, and typically takes 12-24 hours.

Hemodiafiltration (“HDF”) is an alternative dialysis modality that combines the benefits of HD and HF into a single therapy by clearing toxins using both diffusion and convection. Though not widely used in the United States, HDF is much more prevalent in Europe and is performed in a growing number of patients. Clinical experience and literature show the following clinical and patient benefits of HDF:

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

We have developed a modified approach to HDF that we believe is more patient-friendly, is less resource-intensive, and can be used in conjunction with current HD machines. We refer to our approach as an online mid-dilution hemodiafiltration (“mid-dilution HDF”) system and it consists of our OLpūr H2H Hemodiafiltration Module (“H2H Module”), our OLpūr MD 220 Hemodiafilter (“HDF Filter”) and our H2H Substitution Filter (“Dialysate Filter”).

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

Vanderbilt University began treating patients with our HDF Systems early in 2017. Our goal over the next 12-18 months is to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm with the ultimate goals of (a) improving the quality of life for the patient, (b) reducing overall expenditure compared to other dialysis modalities, (c) minimizing the impact on nurse work flow at the clinic, and (d) demonstrating the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. In addition, we are in the process of developing version 2.0 of our HDF System, which will enable us to manufacture at scale, as well as potentially reduce the per treatment cost of performing HDF.

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

Our Target Markets

Hospitals and Other Healthcare Facilities. According to the American Hospital Association approximately 5,700 hospitals, with approximately 915,000 beds, treated over 35 million patients in the United States in 2013. The U.S. Centers for Disease Control and Prevention estimates that healthcare associated infections (“HAI”) occurred in approximately 1 out of every 25 hospital patients. HAIs affect patients in a hospital or other healthcare facility, and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility but appearing after discharge, and occupational infections among staff. Many HAIs are waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities. The Affordable Care Act, which was passed in March 2010, puts in place comprehensive health insurance reforms that aim to lower costs and enhance quality of care. With its implementation, healthcare providers have substantial incentives to deliver better care or be forced to absorb the expenses associated with repeat medical procedures or complications like HAIs. As a consequence, hospitals and other healthcare facilities are proactively implementing strategies to reduce the potential for HAIs. Our ultrafilters are designed to aid in infection control in the hospital and healthcare setting by treating facility water at the point of delivery, for example, from sinks and showers.

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

In April 2016, we announced that we received 510(k) clearance from the FDA to market our S100 Point of Use filter. We began shipping our S100 Point of Use in the third quarter of 2016, and ramped up to full production by the end of 2016.

In December 2016, we announced that we received 510(k) clearance from the FDA to market our HydraGuard™ 10” Ultrafilter. We expect to begin shipping HydraGuard™ 10” Ultrafilter in the second quarter of 2017, ramping to full production in the third quarter of 2017.

In the third quarter of 2017, we expect to launch a flushable version of the HydraGuard™ 10” Ultrafilter.

The complete hospital infection control product line, including in-line, point of use and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/. We are not including the information on our website as a part of, or incorporating it by reference into, this report.

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

We believe that our DSU-D and SSU-D ultrafilters are attractive to dialysis centers because they exceed currently approved and newly proposed standards for water and bicarbonate concentrate purity, assist in achieving those standards and may help dialysis centers reduce costs associated with the amount of ESA required to treat a patient. These in-line filters are easily installed into the fluid circuits supplying water and bicarbonate concentrate just prior to entering each dialysis machine, or are installed as polishing filters for portable reverse osmosis (“RO”) water systems.

In March 2016, we launched the SSUmini product, developed to provide a lower cost ultrafiltration solution for water and bicarbonate flowrates of 0.5 gallons per minutes (“GPM”) or less. The SSUmini can be used as a polish filter for small, portable RO water systems or on bicarbonate concentrate lines in dialysis clinics with centralized bicarbonate concentrate systems.

In March 2017, we announced that we received 510(k) clearance from the FDA to market our EndoPur™ 10” Endotoxin filter, which is designed to fit in the existing cartridge hosing of a dialysis clinic’s large RO water system. We expect to begin shipping the EndoPur™ 10” Endotoxin filter in the second quarter of 2017, and the 20” and 30” versions of the filter by the third quarter of 2017.

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

On May 6, 2015, we entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak is also required to meet or exceed certain minimum annual fees payable to us, and if such fees are not met or exceeded, we may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. During the fiscal year ended December 31, 2016, we recognized royalty revenue of $10,000 related to the Sublicense Agreement with CamelBak.

In 2015, we began working with multiple companies developing portable water purification systems designed to provide potable water in remote locations. Specifically, we have provided flushable filter prototypes to these companies for validation as one potential component in systems that employ multiple technologies to purify water from streams, lakes and rivers.

Commercial and Industrial Facilities.

In 2014, we launched NanoGuard-D and NanoGuard-S in-line ultrafilters for the filtration of water to be used for non-medical drinking and washing in non-transient non-community water systems, or commercial facilities. The NanoGuard-D and NanoGuard-S trap particulates greater than 0.005 microns in size and can be used as a component of a facility water treatment system, or to filter water used in ice machines and soda fountains.

In November 2015, we announced a strategic partnership with Biocon 1, LLC (“Biocon 1”). Biocon 1’s AETHER® Water Systems technology, which includes patented water filtration media and water filtration products, provides solutions for customers to address all contaminate issues and to provide clean-tasting, sediment-free, scale-free, and bacteria-free water for the food service industry. AETHER® Water Systems are used with ice machines, coffee stations, and soda fountains in hotels, casual dining restaurants, fast food restaurants and convenience stores. As part of the collaboration, we have access to Biocon 1’s anti-scale and related water filtration technology to develop filter products for the medical industry. In March 2016, we shipped the first lot of filter cartridges to Biocon 1 for inclusion with its AETHER® line of filtration products.

While our EndoPurTM ultrafilter cartridge platform was designed initially for use in the dialysis setting, we are working with our distributors to identify other opportunities for our ultrafilters to provide value to customers in multiple commercial and industrial settings. The NanoGuard-C, a cartridge ultrafilter that inserts into standard 10”, 20”, 30” and 40” housings, is now available; and we expect that the NanoGuard-F, a flushable cartridge ultrafilter available in 10” and 20” sizes, will be available for broad distribution in the second quarter of 2017.

Many potential customers in the commercial and industrial space currently utilize an Everpure® manifold system. The NanoGuard-E, a version of our ultrafilter that plugs into an Everpure® housing system, is now available.

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

Small, flushable 2.5 and 5 GPM filter systems have potential utility as a point-of-entry water purification system in restaurants, convenience stores and households. We offered flushable systems to a limited set of customers in 2016, and expect to offer these system to a broad set of commercial and industrial customers starting in the second quarter of 2017.

In the third quarter of 2017, we expect to launch a lead filtration system that will address both soluble and particulate lead in potable water, with the ability to treat up to 10,000 gallons of water between filter change-outs.

Going forward, as we grow our water filtration business, we will be exploring opportunities for new applications for our filter products and will be open to evaluating new potential partnerships to expand our water filtration foot print. Our strategic distribution partners who place our filters in hospitals and medical facilities, also support a wide range of commercial and industrial customers. We believe that our existing distributor relationships will facilitate growth in filter sales outside of the medical industry.

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

We have incurred significant losses in operations in each quarter since inception. In addition, we did not generate positive cash flow from operations for the years ended December 31, 2016 and 2015. To become profitable, we must increase revenue substantially and achieve and maintain positive gross and operating margins. If we are not able to increase revenue and gross and operating margins sufficiently to achieve profitability, our results of operations and financial condition will be materially and adversely affected.

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

Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, we entered into a license agreement, effective July 1, 2011, as amended by the first amendment dated February 19, 2014, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (MD190, MD220). Pursuant to the First Amendment, we and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. In addition, under the agreement, as amended by the first amendment, we granted Bellco a license to manufacture, market and sell these products under its own name, label and CE mark in Italy, France, Belgium, Spain, Canada, Denmark, Finland, Norway and Sweden on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom, Greece, Brazil, China, Korea, Mexico and the Netherlands and, upon our written approval, other European countries where we do not sell these products as well as non-European countries.

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

Sales and Marketing

Under the Bellco license agreement, as discussed above, we granted Bellco a license to manufacture, market and sell the covered products under its own name, label and CE mark in the territory, as defined in the license agreement. In addition, if requested by us, Bellco will be required to sell the covered products to our distributors in the stated territory.

Our New Jersey office oversees global sales and marketing activity of our ultrafilter products. We work with multiple distributors for our ultrafilter products in the dialysis water market and the hospital water market. In the food service market, Biocon 1 has the exclusive right to distribute our custom filter cartridge developed for the AETHER ® Water System. For each prospective market for our ultrafilter products, we are pursuing alliance opportunities for joint product development and/or distribution. Our ultrafilter manufacturer in Europe shares certain intellectual property rights with us for one of our Dual Stage Ultrafilter (“DSU”) designs.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. On the water filter business, we are continually working with existing and potential distributors of ultrafilter products to develop solutions to meet customer needs. On the HDF System business, we are working with our current customers to develop version 2.0 of the HDF System. For the years ended December 31, 2016 and 2015, we spent approximately $1,079,000 and $826,000, respectively, on research and development activities.

Major Customers

For the years ended December 31, 2016 and 2015, four customers accounted for 55% and 67%, respectively, of our revenues.

As of December 31, 2016 and 2015, four customers accounted for 59% and 73%, respectively, of our accounts receivable.

Competition

With respect to the water filtration market, we expect to compete with companies that are well entrenched in the water filtration domain. These companies include Pall Corporation (now wholly owned by Danaher Corporation), which manufactures end-point water filtration systems, as well as 3M, Siemens and Everpure®. Our methods of competition in the water filtration domain include:

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

We compete with other suppliers of ESRD therapies, supplies and services. These suppliers include Fresenius Medical Care AG and Baxter International Inc., currently two of the primary machine manufacturers in hemodialysis. At present, Fresenius Medical Care AG and Baxter International Inc. also manufacture HDF machines that are not currently approved in the United States.

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

We are not aware of any other companies using technology similar to ours in the treatment of ESRD. Our competition would increase, however, if companies that currently sell ESRD products, or new companies that enter the market, develop technology that is more efficient than ours. We believe that in order to become competitive in this market, we will need to develop and maintain competitive products and take and hold sufficient market share from our competitors. Therefore, we expect our methods of competing in the ESRD marketplace to include:

●	continuing our efforts to develop, have manufactured and sell products which, when compared to existing products, perform more efficiently and are available at prices that are acceptable to the market;

●	displaying our products and providing associated literature at major industry trade shows in the United States;

●	initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;

●	pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities; and

●	entering into license agreements similar to the Bellco agreement to expand market share.

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

We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products and may be subject to invalidation claims. Our U.S. patents for the “Method and Apparatus for Efficient Hemodiafiltration” and for the “Dual-Stage Filtration Cartridge” have claims that cover the OLpur MDHDF filter series and the method of hemodiafiltration employed in the operation of the products. Technological developments in ESRD therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated. We have issued patents on our water filtration products and applications in process to cover various applications in residential, commercial, and remote environments.

As of December 31, 2016, we have twenty three issued U.S. patents, one issued Eurasian patent, seven Mexican patents, four South Korean patents, three Russian patents, six Chinese patents, nine French patents, nine German patents, five Israeli patents, seven Italian patents, three Spanish patents, nine United Kingdom patents, fourteen Japanese patents, three Hong Kong patents, ten Canadian patents, one Australian patent, two patents in Brazil, one patent in Sweden and one patent in the Netherlands. Our issued U.S. patents expire between 2018 and 2033. In addition, we have two pending patent applications in Canada, two pending patent applications in the European Patent Office, and one pending patent application in Brazil. Our pending patent applications relate to a range of filter technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance and ensure performance.

Trademarks

As of December 31, 2016, we secured registrations of the trademarks H2H and OLpūr in the European Union and OLpūr in the United States. We have also filed trademark applications for PATHOGUARD, NANOGUARD, and ENDOPUR in the United States and the European Union.

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

● Class I devices are medical devices for which general controls are deemed sufficient to ensure their safety and effectiveness. General controls include provisions related to (1) labeling, (2) producer registration, (3) defect notification, (4) records and reports and (5) quality service requirements (“QSR”).

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

In July 2009, we received FDA clearance of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

In April 2012, we announced that 510(k) clearance was received from the FDA to market the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

In October 2014, we announced that we received 510(k) clearance from the FDA to market our DSU-H and SSU-H Ultrafilters; in April 2016, we announced that we received 510(k) clearance from the FDA to market our S100 Point of Use Filter; in December 2016, we announced that we received 510(k) clearance from the FDA to market our HydraGuard™ 10” Ultrafilter; and in March 2017, we announced that we received 510(k) clearance from the FDA to market our EndoPur™ 10” Endotoxin.

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

The regulatory approach necessary to demonstrate to the European Union that the organization has the ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices requires the certification of a full quality management system by a notified body. Initially, we engaged TÜV Rheinland of North America, Inc. (“TÜV Rheinland”) as the notified body to assist us in obtaining certification to the International Organization for Standardization (“ISO”), 13485/2003 standard, which demonstrates the presence of a quality management system that can be used by an organization for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

Employees

As of December 31, 2016, we employed a total of 10 employees, 9 of whom are full time and 1 who is employed on a part-time basis. We also have engaged 2 consultants on an ongoing basis. Of the 12 total employees and consultants, 3 are employed in a sales/marketing/customer support capacity, 4 in general and administrative and 5 in research and development.

Item 1A. Risk Factors

Risks Related to Our Company

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current cash flow projections and the approximately $1.2M raised in a PIPE offering in March 2017 and projected increase in product sales from the launch of new products we may be able to fund our operations at least into 2018, if not longer, depending on the timing and market acceptance of our new products. As a result, we will need to raise additional funds through either the licensing or sale of our technologies or the additional public or private offerings of our securities. However, there is no guarantee that we will be able to obtain further financing, or do so on reasonable terms. If we are unable to raise additional funds on a timely basis, or at all, we may be required to cease operations.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

As of December 31, 2016, we had an accumulated deficit of approximately $120,285,000, as a result of historical operating losses. While we believe that the revenues following the launch of our new products will help us achieve profitability, there can be no guarantee, We may continue to incur additional losses in the future depending on the timing and marketplace acceptance of our new products and as a result of operating expenses being higher than our gross margin from product sales. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

●	the market acceptance of our technologies and products in each of our target markets;

●	our ability to effectively and efficiently manufacture, market and distribute our products;

●	our ability to sell our products at competitive prices that exceed our per unit costs; and

●	our ability to continue to develop products and maintain a competitive advantage in our industry.

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

On May 28, 2015, we received a warning letter from the FDA resulting from an October 2014 inspection. In the letter, the FDA alleged deficiencies relating to our compliance with the quality system regulation and the medical device reporting regulation. The warning letter did not restrict our ability to manufacture, produce or ship any of our products, nor did it require the withdrawal of any product from the marketplace. On August 12, 2015, we received a subsequent letter from the FDA noting that it had received our response correspondence detailing our completed corrective actions. The corrective actions included revisions to our standard operating procedures relating to purchasing and supplier controls, adverse event reporting, and complaint handling and monitoring. In February 2016, the FDA performed another on-site inspection. There were no observations, or 483’s, cited at the conclusion of the inspection. In April 2016, we received a third letter from the FDA noting that the FDA had completed its evaluation of our corrective actions and that, based on its evaluation, it appeared that we had addressed the deficiencies specified in the May 2015 warning letter.

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

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. We have obtained a Conformité Européene (“CE”) mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (collectively, “European Community”), for our OLpūr mid dilution hemodiafilter series product and our Dual Stage Ultrafilter (“DSU”). We have not yet obtained the CE mark for any of our other products. On April 30, 2012, we announced that we received clearance from the FDA to market our OLpūr MD220 Hemodiafilter and OLpūr H2H Module for use with a hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of chronic renal failure patients. We have not begun to broadly market these products and are actively seeking a commercialization partner in the United States.

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

Approval or clearance of our products could be withdrawn, delayed or denied by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure by our manufacturers to comply with these requirements could prevent us from marketing our products in the European Community. The FDA also imposes requirements through quality system requirements regulations, which include requirements for good manufacturing practices. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA approval of our products and from marketing such products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpur MD HDF filter series have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not been inspected by the FDA. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the European Community and the United States.

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

In the past we have issued Common Stock and warrants in order to raise money. We have also issued stock options and restricted stock as compensation for services and incentive compensation for our employees, directors and consultants. We have shares of Common Stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional Common Stock, convertible securities, options and warrants could affect the rights of our stockholders, could reduce the market price of our Common Stock, or could obligate us to issue additional shares of Common Stock.

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

During the two years ended December 31, 2016, our Common Stock has traded at prices ranging from a high of $0.96 to a low of $0.20 per share. Due to the lack of an active trading market for our Common Stock, you should expect the prices at which our Common Stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our Common Stock. These include, but are not limited to:

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

Our directors, executive officers and Lambda Investors LLC (“Lambda”) control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of March 17, 2017, Lambda, our largest stockholder, beneficially owned approximately 61% of our outstanding Common Stock. As a result of this ownership, Lambda has the ability to exert significant influence over our policies and affairs, including the election of directors. Lambda, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Lambda, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Lambda in any matter put before the stockholders may differ from those of any other stockholder.

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

Our office space in Europe are currently located at Ulysses House, Foley Street, Dublin, Ireland. The lease agreement was entered into on August 1, 2016 and is for a twelve month term.

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

Quarter Ended	High	Low
March 31, 2015	$0.96	$0.50
June 30, 2015	$0.80	$0.49
September 30, 2015	$0.77	$0.37
December 31, 2015	$0.43	$0.20
March 31, 2016	$0.40	$0.22
June 30, 2016	$0.57	$0.24
September 30, 2016	$0.60	$0.25
December 31, 2016	$0.45	$0.26

As of March 17, 2017, there were approximately 64 holders of record and approximately 2,650 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any other equity security during the year ended December 31, 2016 which was not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our Common Stock during the fourth quarter of 2016.

Equity Compensation Plan Information

See Part III, Item 12, under the heading “Equity Compensation Plan Information,” which is incorporated by reference herein.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance for performance obligations and licensing. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Narrow Scope Improvements and Practical Expedients,” which clarifies the accounting for certain aspects of guidance issued in ASU 2014-09, including assessing collectability and noncash consideration. The clarifications in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-17, “Restricted Cash,” which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business in a business combination. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. We are evaluating the impact of adopting this guidance on our consolidated financial statements.

Going Concern

Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements included in this Annual Report on Form 10-K which expressed doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring operating losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern, and our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires application of management’s subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016, we believe that the following accounting policies require the application of significant judgments and estimates.

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

Deferred revenue on the accompanying December 31, 2016 consolidated balance sheet is approximately $348,000 and is related to the Bellco license agreement. We have recognized approximately $2,728,000 of revenue related to this license agreement to date and approximately $69,000 for the year ended December 31, 2016, resulting in $348,000 being deferred over the remainder of the expected obligation period. We amortize the deferred revenue monthly over the expected obligation period which ends on December 31, 2021. As a result, expected revenue to be recognized will be approximately $70,000 in each of the next five years.

Stock-Based Compensation

The fair value of stock options is recognized as stock-based compensation expense in net income. We calculate employee stock-based compensation expense in accordance with ASC 718. We account for stock option grants to consultants under the provisions of ASC 505-50, and as such, these stock options are revalued at each reporting period through the vesting period. The fair value of our stock option awards are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions including expected stock price volatility and the estimated life of each award. In addition, the calculation of compensation costs requires that we estimate the number of awards that will be forfeited during the vesting period. The fair value of stock-based awards is amortized over the vesting period of the award. For stock awards that vest based on performance conditions (e.g. achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Warrants

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants that allow for cash settlement or provide for modification of the warrant exercise price under certain conditions are accounted for as derivative liabilities. We classify derivative warrant liabilities on the balance sheet as a liability, which is revalued using a binomial options pricing model at each balance sheet date subsequent to the initial issuance. A binomial options pricing model requires the input of highly subjective assumptions including expected stock price volatility and the estimated life of each award. The changes in fair value of the derivative warrant liabilities resulting from their remeasurement at each balance sheet date are recorded in current period earnings.

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

The Fiscal Year Ended December 31, 2016 Compared to the Fiscal Year Ended December 31, 2015

Revenues

Total revenues for the year ended December 31, 2016 were approximately $2,320,000 compared to approximately $1,944,000 for the year ended December 31, 2015. The increase of approximately $376,000, or 19%, was primarily driven by an increase in the number of filters sold in 2016 versus in 2015.

Cost of Goods Sold

Cost of goods sold was approximately $1,026,000 for the year ended December 31, 2016 compared to approximately $884,000 for the year ended December 31, 2015. The increase of approximately $142,000, or 16%, in cost of goods sold was primarily related to an increase in the number of filters sold.

Research and Development

Research and development expenses were approximately $1,079,000 and $826,000 for the years ended December 31, 2016 and December 31, 2015, respectively. This increase of approximately $253,000, or 31%, is primarily due to an increase in full-time research and development employees.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $230,000 for the year ended December 31, 2016 compared to approximately $212,000 for the year ended December 31, 2015, representing an increase of approximately 8% related to equipment expenditures for the year ended December 31, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,854,000 for the year ended December 31, 2016 compared to approximately $3,443,000 for the year ended December 31, 2015, representing a decrease of $589,000, or 17%. The decrease was primarily due to a decrease in legal and auditor expenses of approximately $280,000, a decrease in regulatory expenses of approximately $220,000, which were incurred in 2015 related to standard operating procedure updates, a decrease in severance expense of approximately $175,000 incurred in 2015 and a decrease of approximately $120,000 in direct compensation and investor relations expenses. These decreases were partially offset by an increase in selling, general and administrative personnel of approximately $280,000.

Interest Expense

The table below summarizes interest expense for the years ended December 31, 2016 and 2015:

	2016	2015
Interest related to unsecured long-term note payable	$77,000	$-
Amortization of debt discount – unsecured long-term note payable	53,000	-
Interest - outstanding payables due to a vendor	42,000	41,000
Other	-	1,000
Total interest expense	$172,000	$42,000

Interest Income

Interest income of approximately $5,000 for the year ended December 31, 2016 is as result of interest income recognized on a lease receivable.

Change in Fair Value of Warrant Liability

We classified certain warrants as liabilities at their fair value and adjusted the warrant liability to fair value at each reporting period. This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations and comprehensive income (loss). The fair value of such warrants issued was estimated using a binomial options pricing model. The change in fair value of the warrant liability resulted in income of approximately $2,099,000 for the year ended December 31, 2015. These liability classified warrants were exercised in full on September 29, 2015.

Warrant Modification Expense

During the year ended December 31, 2015, the modification of the exercise price of the liability-classified warrants resulted in an increase in the warrant liability, immediately before exercise, of approximately $1,761,000.

Other Income/Expense

Other expense for the year ended December 31, 2016 of approximately $4,000 is related to foreign currency gains of approximately $2,000 and miscellaneous other income of approximately $2,000. Other income of approximately $37,000 for the year ended December 31, 2015 is due to foreign currency gains.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016 or 2015.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2016 and 2015 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and capital resources	2016	2015
Cash	$275	$1,248
Other current assets	989	1,216
Working capital	369	1,505
Stockholders’ equity	667	2,664

Our future liquidity sources and requirements will depend on many factors, including:

●	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

●	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

●	the continued progress in, and the costs of, clinical studies and other research and development programs;

●	the costs involved in filing and enforcing patent claims and the status of competitive products; and

●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	for the marketing and sales of our water-filtration products;

●	to pursue business development opportunities with respect to our chronic renal treatment system; and

●	for working capital purposes.

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

At December 31, 2016, we had an accumulated deficit of approximately $120,285,000, and we expect to incur additional operating losses from operations in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue.

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

On July 24, 2015, we entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. Under the terms and subject to the conditions of the purchase agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $10.0 million in shares of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 200,000 shares depending upon the closing sale price of the common stock. However, in no event shall these purchases be more than $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price as set forth in the purchase agreement. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a purchase the closing sale price of the common stock is not below the threshold price as set forth in the purchase agreement. Our sales of shares of common stock to Lincoln Park under the purchase agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of the common stock. In connection with the Purchase Agreement, we issued to Lincoln Park 250,000 shares of common stock for no proceeds. The fair value of the 250,000 shares of common stock issued was approximately $163,000 and was recorded as a commitment fee. Pursuant to the Purchase Agreement, in year ended December 31, 2015, we issued and sold an additional 300,000 shares of common stock to Lincoln Park at a per share price of $0.45, resulting in gross proceeds of $135,000.

On May 18, 2015, we raised gross proceeds of $1.23 million through the private placement of 1,834,299 units of our securities. Each unit consisted of one share of our common stock and a five-year warrant to purchase one-half of one share of our common stock. The purchase price for each unit was $0.67. The 917,149 warrants issued are exercisable at a price of $0.85 per share.

On February 19, 2014, we entered into the First Amendment to License Agreement (the “First Amendment”) with Bellco, which amends the License Agreement, entered into as of July 1, 2011. Pursuant to the First Amendment, both parties agreed to extend the term of the License Agreement through December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include Sweden, Denmark, Norway, Finland, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at our discretion, result in conversion of the license to non-exclusive status. We have agreed to reduce the fixed royalty payment payable to us for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay us a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $1.91) per unit; thereafter, €1.25 (approximately $1.36) per unit. In addition, we received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that we pursue a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, we will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.

On April 23, 2012, we entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica, an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with our filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, we granted to Medica an exclusive license under our intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, we agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $1,000,000) for the years 2012, 2013 and 2014, respectively. Our aggregate purchase commitments totaled approximately €1,200,000 (approximately $1,300,000) and €999,000 (approximately $1,119,000) for the years ended December 31, 2016 and 2015, respectively. For calendar years 2017 through 2022, annual minimum amounts will be mutually agreed upon between Medica and us. We have not yet formalized an agreed upon minimum purchase level for 2017 with Medica. In exchange for the license, we paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013. As part of the agreement, we have granted to Medica 300,000 options to purchase our common stock which will vest over the first three years of the agreement. As of September 2013, we have an understanding with Medica whereby we have agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.

As of the date of this Annual Report on Form 10-K, we expect that our existing cash balances and projected increase in product sales from the launch of new products, as well as the approximately $1.2 million raised in a PIPE offering in March 2017, will allow us to fund our operations at least into 2018, if not longer, depending on the timing and market acceptance of our new products. This assumption excludes the impact of future cash receipts from recurring operations.  Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. We must seek and obtain additional financing to fund our operations. If we cannot raise sufficient capital, in connection with offerings of our common stock or through other means, we will be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in us. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $2,112,000 for the year ended December 31, 2016 compared to approximately $3,815,000 for the year ended December 31, 2015. Our net loss was approximately $3,027,000 for the year ended December 31, 2016 compared to a net loss of approximately $3,426,000, excluding the noncash impacts of the change in fair value of the warrant liability and the warrant modification, for the year ended December 31, 2015, a decrease of approximately $399,000.

The most significant items contributing to the net decrease of approximately $1,703,000 in cash used in operating activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 are highlighted below:

●	our inventory decreased by approximately $103,000 during the 2016 period compared to an increase of approximately $405,000 during the 2015 period as a result of managing inventory levels;

●	our accounts receivable increased by approximately $17,000 during the 2016 period compared to an increase of approximately $302,000 during the 2015 period as a result of timing of receipts;

●	our prepaid expenses and other current assets increased by approximately $10,000 during the 2016 period compared to an increase of approximately $144,000 during the 2015 period as a result of decreased deposits;

●	our accounts payable decreased approximately $76,000 during the 2016 period compared to a decrease of approximately $176,000 during the 2015 period as a result of the timing of payments; and

●	our accrued expenses increased approximately $51,000 during the 2016 period compared to an decrease of approximately $69,000 during the 2015 period as a result of the timing of payments.

Net cash used in investing activities was approximately $45,000 and $13,000 for the years ended December 31, 2016 and 2015, respectively, as a result of the purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2016 resulted from net proceeds of approximately $1,187,000 from the issuance of unsecured notes payable and approximately $1,000 of proceeds resulting from the exercise of warrants.

Net cash provided by financing activities for the year ended December 31, 2015 of approximately $3,791,000 resulted from net proceeds of approximately $1,340,000 resulting from the issuance of common stock and approximately $2,451,000 of proceeds resulting from the exercise of warrants.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2016:

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Leases[1]	$240,000	$116,000	$118,000	$6,000	$-
Employment Contract[2]	550,000	240,000	310,000	-	-
Total	$790,000	$356,000	$428,000	$6,000	$-

1In addition to lease obligations for office space, obligations include a lease for various office equipment which expires in 2020.

2Relates to employment agreement with Daron Evans, the Company’s President and Chief Executive Officer, entered into on April 15, 2015 for a term of four years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

River Edge, New Jersey

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nephros, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred negative cash flow from operations and recurring net losses. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moody, Famiglietti & Andronico, LLP
Tewksbury, MA
March 20, 2017

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$275	$1,248
Accounts receivable, net	388	397
Investment in lease, net-current portion	27	-
Inventory, net	479	591
Prepaid expenses and other current assets	95	228
Total current assets	1,264	2,464
Property and equipment, net	70	12
Investment in lease, net-less current portion	61	-
License and supply agreement, net	1,262	1,473
Other asset	21	21
Total assets	$2,678	$3,970
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585	$652
Accrued expenses	240	237
Deferred revenue, current portion	70	70
Total current liabilities	895	959
Unsecured long-term note payable, net of debt issuance costs and debt discount of $349	838	-
Long-term portion of deferred revenue	278	347
Total liabilities	2,011	1,306

Commitments and Contingencies (Note 13)

Stockholders’ equity:

Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015.	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at December 31, 2016 and 2015; 49,782,797 and 48,580,355 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	50	49
Additional paid-in capital	120,835	119,797
Accumulated other comprehensive income	67	71
Accumulated deficit	(120,285)	(117,253)
Total stockholders’ equity	667	2,664
Total liabilities and stockholders’ equity	$2,678	$3,970

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2016	2015
Net revenue:
Product revenues	$2,093	$1,790
License, royalty and other revenues	227	154
Total net revenues	2,320	1,944

Cost of goods sold	1,026	884
Gross margin	1,294	1,060
Operating expenses:
Research and development	1,079	826
Depreciation and amortization	230	212
Selling, general and administrative	2,854	3,443
Total operating expenses	4,163	4,481
Loss from operations	(2,869)	(3,421)
Change in fair value of warrant liability	-	2,099
Warrant modification expense	-	(1,761)
Interest expense	(172)	(42)
Interest income	5	-
Other income (expense), net	4	37
Net loss	(3,032)	(3,088)
Other comprehensive loss, foreign currency translation adjustments	(4)	(1)
Total comprehensive loss	$(3,036)	$(3,089)

Net loss	$(3,032)	$(3,088)
Deemed dividend as a result of warrant modification	-	(73)
Net loss attributable to common stockholders	$(3,032)	$(3,161)
Net loss per common share, basic and diluted	$(0.06)	$(0.09)
Weighted average common shares outstanding, basic and diluted	48,583,165	34,780,506

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity (Deficit)
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2014	30,391,513	$30	$108,382	$72	$(114,165)	$(5,681)

Net loss					(3,088)	(3,088)
Net unrealized losses on foreign currency translation, net of tax				(1)		(1)
Issuance of common stock, net of equity issuance costs of $24	1,834,299	2	1,203			1,205
Issuance of common stock, net of commitment fee of $163	550,000	1	135			136
Issuance of restricted stock	501,182	1	174			175
Issuance of restricted stock to a vendor	116,613		68			68
Exercise of warrants	15,186,748	15	9,484			9,499
Noncash stock-based compensation			351			351

Balance, December 31, 2015	48,580,355	$49	$119,797	$71	$(117,253)	$(2,664)

Net loss					(3,032)	(3,032)
Net unrealized losses on foreign currency translation, net of tax				(4)		(4)
Issuance of restricted stock	1,021,763	1				1
Restricted stock issued to settle liability	179,773		51			51
Exercise of warrants	906	-	1			1
Issuance of warrants			389			389
Noncash stock-based compensation			597			597
Balance, December 31, 2016	49,782,797	$50	$120,835	$67	$(120,285)	$667

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2016	2015

Operating activities
Net loss	$(3,032)	$(3,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	19	1
Amortization of license and supply agreement	211	211
Non-cash stock-based compensation, including stock options and restricted stock	551	489
Non-employee stock-based compensation	46	68
Change in fair value of warrant liability	-	(2,099)
Warrant modification	-	1,761
Inventory reserve	27	-
Allowance for doubtful accounts reserve	35	15
Amortization of debt discount	53	-
Gain on foreign currency transactions	(4)	(7)
(Increase) decrease in operating assets:
Accounts receivable	(17)	(302)
Inventory	103	(405)
Prepaid expenses and other current assets	(10)	(144)
Increase (decrease) in operating liabilities:
Accounts payable	(76)	(176)
Accrued expenses	51	(69)
Deferred revenue	(69)	(70)
Net cash used in operating activities	(2,112)	(3,815)

Investing activities
Purchases of property and equipment	(45)	(13)
Net cash used in investing activities	(45)	(13)

Financing activities
Proceeds from issuance of unsecured note	1,187	-
Proceeds from issuance of common stock	-	1,340
Proceeds from exercise of warrants	1	2,451
Payment of senior secured notes	-	-
Net cash provided by financing activities	1,188	3,791
Effect of exchange rates on cash	(4)	1
Net decrease in cash	(973)	(36)
Cash, beginning of year	1,248	1,284
Cash, end of year	$275	$1,248

Supplemental disclosure of cash flow information
Cash paid for interest expense	$113	$43
Cash paid for income taxes	$11	$5

Supplemental disclosure of noncash financing activities
Fair value of warrants issued with unsecured note payable	$393	$-
Investment in lease receivable, net	$92	$-
Cost of equipment in sales-type lease	$92	$-
Restricted stock issued to settle liability	$51	$36
Deposit on inventory reclassified from prepaid expenses and other current assets to inventory	$18	$-
Deposit on property and equipment reclassified from prepaid expenses and other current assets to property and equipment	$124	$-
Deemed dividend as a result of warrant modification	$-	$73
Issuance of common stock as commitment fee	$-	$163
Extinguishment of warrant liability	$-	$5,287

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

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2016 presentation. Other assets, net, as presented as of December 31, 2015 is now presented as license and supply agreement, net and other asset, respectively.

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

The Company has incurred significant losses from operations in each quarter since inception. In addition, the Company has not generated positive cash flow from operations for the years ended December 31, 2016 and 2015. To become profitable, the Company must increase revenue substantially and achieve and maintain income from operations. If the Company is not able to increase revenue and generate income from operations sufficiently to achieve profitability, its results of operations and financial condition will be materially and adversely affected.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

On March 17, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers, including members of the Company’s management, identified therein. Pursuant to the Purchase Agreement, the Company agreed to issue and sell, and the purchasers agreed to purchase, an aggregate of 4,059,994 shares at a price of $0.30 per share for total gross proceeds of approximately $1.2 million. In addition, the Company will issue to the purchasers warrants to purchase an aggregate of 4,059,994 shares of common stock. The warrants will have an exercise price of $0.30 per share and will be exercisable for a five-year term. See Note 14 for further discussion.

On June 7, 2016, the Company received gross proceeds of approximately $1,187,000 in connection with the issuance of unsecured promissory notes and warrants. The portion of the outstanding unsecured promissory notes held by related parties comprised of entities controlled by a member of management and by Lambda Investors LLC (“Lambda”), the majority shareholder, amounted to $30,000 and $300,000, respectively. The outstanding principal under the Notes accrues interest at a rate of 11% per annum. In addition to the Notes, the Company issued Warrants to purchase approximately 2.4 million shares of the Company’s common stock to the investors in the Agreement. The Warrants have an exercise price of $0.30 per share and are exercisable for 5 years from the issuance date. See Note 7 for further discussion.

On December 23, 2015, the Company received proceeds of approximately $688,000 in connection with its offer to holders of certain warrants of the opportunity to exercise their warrants at a temporarily reduced cash exercise price. Warrant holders elected to exercise warrants to purchase an aggregate of 3,442,521 shares of the Company’s common stock at the reduced cash exercise price of $0.20 per share, providing a total of approximately $688,000 in gross proceeds to the Company. Of the 3,442,521 shares issued, 2,782,577 are held by Lambda, the majority shareholder. The warrants that were not exercised pursuant to the offer to exercise will remain in effect, with an exercise price of $0.40 per share of common stock.

On September 29, 2015, the Company issued 11,742,100 shares of common stock to Lambda, the majority shareholder, for warrants exercised and received approximately $1,761,000 in cash proceeds. The exercise price for each warrant was $0.15. See Note 3 for further discussion.

On July 24, 2015, the Company entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell and Lincoln Park has the obligation to purchase up to $10,000,000 of the Company’s common stock. In connection with the Purchase Agreement, the Company issued to Lincoln Park 250,000 shares of common stock for no proceeds. Pursuant to the Purchase Agreement, in September 2015, the Company issued and sold 300,000 shares of common stock to Lincoln Park at a per share purchase price of $0.45, resulting in gross proceeds of $136,000. See Note 11 - Stockholders’ Equity (Deficit).

On May 18, 2015, the Company raised gross proceeds of approximately $1,230,000 through the private placement of 1,834,299 units of its securities. Each unit consisted of one share of its common stock and a five-year warrant to purchase one-half of one share of the Company’s common stock. The purchase price for each unit was $0.67. The 917,149 warrants issued are exercisable at a price of $0.85 per share. See Note 11 - Stockholders’ Equity (Deficit).

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

Recently Adopted Accounting Pronouncement

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The Company adopted ASU 2014-15 as of the fiscal year ended December 31, 2016.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 2015-03): Simplifying the Presentation of Debt Issuance Costs” related to the presentation requirements for debt issuance costs and debt discount and premium. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU 2015-03 upon entering into the Note and Warrant Agreement as discussed in Note 7.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash.

Major Customers

For the year ended December 31, 2016, four customers accounted for 55% of the Company’s revenues. For the year ended December 31, 2015, four customers accounted for 67% of the Company’s revenues. As of December 31, 2016, four customers accounted for 59% of the Company’s accounts receivable. As of December 31, 2015, four customers accounted for 73% of the Company’s accounts receivable.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $50,000 and $15,000 as of December 31, 2016 and 2015, respectively. There was no allowance for sales returns at December 31, 2016 or 2015. There were no write offs of accounts receivable to bad debt expense during 2016 or 2015.

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

License and Supply Rights

The Company’s rights under the License and Supply Agreement are capitalized and stated at cost, less accumulated amortization, and are amortized using the straight-line method over the term of the License and Supply Agreement. The License and Supply Agreement term is from April 23, 2012 through December 31, 2022. The Company determines amortization periods for licenses based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms.

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment for Long-Lived Assets

The Company adheres to Accounting Standards Codification (“ASC”) Topic 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments. See Note 3 for information on the fair value of derivative liabilities.

The carrying amounts of the investment in lease, net, and the unsecured long-term note payable approximate fair value as of December 31, 2016 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

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

Deferred revenue was approximately $348,000 and $417,000 on the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively, and is related to the License Agreement with Bellco. The Company has recognized approximately $2,728,000 of revenue related to this license agreement to date, including approximately $69,000 for the year ended December 31, 2016, resulting in $348,000 being deferred over the remainder of the expected obligation period (see Note 13). The Company recognized approximately $70,000 of revenue related to this license agreement for the year ended December 31, 2015.

Beginning on January 1, 2015, Bellco began paying the Company a royalty based on the number of units of certain products sold per year (see Note 13). The Company recognized royalty income of approximately $114,000 and $84,000, respectively, for the years ended December 31, 2016 and 2015.

The Company also invoiced Biocon 1, LLC approximately $24,000 related to consulting services provided during the fiscal year ended December 31, 2016, which is included in license, royalty and other revenue on the consolidated statement of operations and comprehensive loss. Approximately $24,000 is also included in accounts receivable as of December 31, 2016.

On May 6, 2015, the Company entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). The Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the HydraGuard individual water treatment devices. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay the Company a fixed per-unit fee for any other sales made. The Company recognized royalty revenue of $10,000 during the fiscal year ended December 31, 2016.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

On October 17, 2016, the Company entered into a Sublicense Agreement with Roving Blue, Inc. (“Roving Blue”). The Company granted Roving Blue an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license. In exchange for the rights granted to Roving Blue, Roving Blue paid the Company an upfront fee of $10,000, which was recognized as royalty revenue during the fiscal year ended December 31, 2016. The Sublicense Agreement with Roving Blue also includes an agreement for Roving Blue to pay the Company a fixed per-unit fee for sales made, subject to certain minimums.

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as cost of goods sold and were approximately $24,000 and $12,000 for the years ended December 31, 2016 and 2015, respectively.

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

Amortization of Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with ASU 2015-03, which requires that costs paid directly to the issuer of a recognized debt liability be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company amortizes the debt discount, including debt issuance costs, in accordance with ASC 835, Interest, over the term of the associated debt. See Note 7 for a discussion of the Company’s unsecured long-term note payable.

Other Income (Expense), net

Other income of approximately $4,000 and $37,000, respectively, for the years ended December 31, 2016 and 2015 is primarily due to foreign currency transaction gains.

NEPHROS, INC. AND SUBSIDIARY

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015.

ASC Topic 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return.  ASC 740 utilizes a two-step approach for evaluating uncertain tax positions.  Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any.  Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2012. During the years ended December 31, 2016 and 2015, the Company recognized no adjustments for uncertain tax positions. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

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

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	December 31,
	2016	2015
Shares underlying options outstanding	4,592,347	4,303,638
Shares underlying warrants outstanding	3,291,149	2,482,563
Unvested restricted stock	957,336	501,182

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

NEPHROS, INC. AND SUBSIDIARY

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance for performance obligations and licensing. The amendments in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Narrow Scope Improvements and Practical Expedients,” which clarifies the accounting for certain aspects of guidance issued in ASU 2014-09, including assessing collectability and noncash consideration. The clarifications in this update do not change the core principle of ASU 2014-09. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. As discussed above, ASU 2015-14 defers the effective date of ASU 2014-09 by one year. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-17, “Restricted Cash,” which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business in a business combination. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (continued)

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. The Company does not expect this ASU to have a significant impact on its consolidated financial statements.

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

The estimated fair value of the 2007 Warrants was determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Financial Instruments (continued)

On the consolidated statement of operations for the year ended December 31, 2015, the Company recorded income of approximately $2,099,000 as a result of the change in fair value of the warrant liability. A reconciliation of the warrant liability is as follows (in thousands):

2007 Warrants
Balance at December 31, 2014	$7,386
Decrease in fair value of warrant liability	(2,099)
Balance at September 29, 2015	$5,287

The following table summarizes the calculated aggregate fair value of the warrants, along with the assumptions utilized in the calculation:

September 29, 2015
Calculated aggregate value	$5,287
Weighted average exercise price	$0.30
Closing price per share of common stock	$0.40
Volatility	137%
Weighted average remaining expected life (years)	4.2
Risk-free interest rate	1.4%
Dividend yield	-

On September 29, 2015, the Company entered into a Warrant Amendment and Exercise Agreement (the “Amendment”) with Lambda. Pursuant to the Amendment, the Company agreed to reduce the current exercise price of the 2007 Warrants by 50%, to $0.15 per share, in exchange for Lambda’s agreement to exercise the 2007 Warrants in their entirety immediately following the modification. Upon exercise of the 2007 Warrants, the Company issued 11,742,100 shares of common stock to Lambda and received approximately $1,761,000 in cash proceeds from Lambda. Following such exercise, no 2007 Warrants remain outstanding. The value of the 2007 Warrants as of September 29, 2015, after the modification, was approximately $7,048,000, calculated as intrinsic value with an expected term of zero. As a result, approximately $1,761,000 was recorded as warrant modification expense for the year ended December 31, 2015.

Note 4 - Inventory

The Company’s inventory components as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Total gross inventory, finished goods	$528,000	$634,000
Less: inventory reserve	(49,000)	(43,000)
Total inventory	$479,000	$591,000

Note 5 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Prepaid insurance premiums	$66,000	$62,000
Deposit on equipment	-	124,000
Inventory in transit	-	18,000
Other	29,000	24,000
Prepaid expenses and other current assets	$95,000	$228,000

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2016 and 2015 was as follows:

		December 31,
	Life	2016	2015
Manufacturing equipment	3-5 years	$690,000	$611,000
Research equipment	5 years	37,000	37,000
Computer equipment	3-4 years	43,000	43,000
Furniture and fixtures	7 years	37,000	37,000
Property and equipment, gross		807,000	728,000
Less: accumulated depreciation		737,000	716,000
Property and equipment, net		$70,000	$12,000

Depreciation expense for each of the years ended December 31, 2016 and 2015 was approximately $19,000 and $1,000, respectively.

Note 7 - Unsecured Promissory Notes and Warrants

On June 7, 2016, the Company entered into a Note and Warrant Agreement (the “Agreement”) with new creditors as well as existing shareholders under which the Company issued unsecured promissory notes (“Notes”) and warrants (“Warrants”) resulting in total gross proceeds to the Company during June 2016 of approximately $1,187,000. As of December 31, 2016, the portion of the outstanding unsecured promissory notes held by related parties comprised of entities controlled by a member of management and by Lambda Investors LLC (“Lambda”), the majority shareholder, amounted to $30,000 and $300,000, respectively. The outstanding principal under the Notes accrues interest at a rate of 11% per annum. The Company is required to make interest only payments on a semi-annual basis, and all outstanding principal under the Notes is repayable in cash on June 7, 2019, the third anniversary of the date of issuance. In addition to the Notes, the Company issued Warrants to purchase approximately 2.4 million shares of the Company’s common stock to the investors in the Agreement. The Warrants have an exercise price of $0.30 per share and are exercisable for 5 years from the issuance date. The Warrants issued under the Agreement are indexed to the Company’s common stock, therefore, the Company is accounting for the Warrants as a component of equity. In connection with the Agreement, the Company incurred approximately $13,000 in legal fees.

The approximately $1,187,000 in gross proceeds from the Agreement, along with the legal fees of approximately $13,000, were allocated between the Notes and Warrants based on their relative fair values. The portion of the gross proceeds allocated to the Warrants of approximately $393,000 was accounted for as additional paid-in capital. Approximately $4,000 of the legal fees were allocated to the Warrants and recorded as a reduction to additional paid-in capital. The remainder of the gross proceeds of approximately $794,000, net of the remainder of the fees of approximately $9,000, was allocated to the Notes with the fair value of the Warrants resulting in a debt discount. The debt discount is being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Agreement. Approximately $53,000 was recognized as amortization of debt discount during the fiscal year ended December 31, 2016 and is included in interest expense on the consolidated statement of operations and comprehensive loss. Approximately $77,000 was recognized as interest expense for the fiscal year ended December 31, 2016 for interest payable to noteholders. For the year ended December 31, 2016, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda Investors LLC (“Lambda”), the majority shareholder, was approximately $2,000 and $19,000, respectively. As of December 31, 2016, approximately $65,000 of interest has been paid to noteholders and approximately $12,000 of interest is included in accrued expenses on the consolidated balance sheet.

There were no unsecured long-term notes payable outstanding as of December 31, 2015.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Accrued Expenses

Accrued expenses as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Accrued legal	$99,000	$103,000
Accrued directors’ compensation	30,000	52,000
Accrued royalty	18,000	14,000
Accrued credits issued to customers	-	10,000
Accrued management bonus	19,000	-
Accrued accounting	6,000	1,000
Accrued interest	17,000	12,000
Accrued other	51,000	45,000
	$240,000	$237,000

Note 9 - Income Taxes

A reconciliation of the income tax provision computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2016	2015
U.S. federal statutory rate	35.00%	34.00%
Warrant liability	-%	3.71%
State & local taxes	(5.21)%	5.78%
Tax on foreign operations	-%	0.36%
State research and development credits	1.87%	1.47%
Other	0.97%	(3.11)%
Valuation allowance	(32.63)%	(42.21)%
Effective tax rate	-%	-%

Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$29,861,148	$29,092,799
Research and development credits	1,220,115	1,163,616
Nonqualified stock option compensation expense	537,037	374,769
Other temporary book - tax differences	254,813	258,445
Total deferred tax assets	31,873,112	30,889,629
Valuation allowance for deferred tax assets	(31,873,112)	(30,889,629)
Net deferred tax assets	$-	$-

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Income Taxes (continued)

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required. The Company’s valuation allowance increased $983,483 from December 31, 2015 to December 31, 2016.

At December 31, 2016, the Company had Federal income tax net operating loss carryforwards of $79,458,888 and New Jersey income tax net operating loss carryforwards of $19,233,370. Foreign income tax net operating loss carryforwards were $7,403,077 as of December 31, 2016. The Company also had Federal research tax credit carryforwards of $1,220,115 at December 31, 2016 and $1,163,616 at December 31, 2015. The Company’s net operating losses and research credits may ultimately be limited by Section 382 of the code and, as a result, it may be unable to offset future taxable income (if any) with losses, or its tax liability with credits, before such losses and credits expire. The Federal and New Jersey net operating loss carryforwards and Federal tax credit carryforwards will expire at various times between 2017 and 2035 unless utilized.

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

As of December 31, 2016, 3,042,568 options had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between May 7, 2025 and December 14, 2026. As of December 31, 2016, 281,656 options had been issued to non-employees under the 2015 Plan, were outstanding and will expire on various dates between May 31, 2021 and May 7, 2025. Taking into account all options and restricted stock granted under the 2015 Plan, 1,865,610 shares are available for future grant under the 2015 Plan. Options currently outstanding are fully vested or will vest upon a combination of the following: immediate vesting, performance-based vesting or straight line vesting of two or four years. Of the 3,042,568 options granted to employees, 1,604,725 options will vest when the specified performance condition is met.

As of December 31, 2016, 475,263 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between January 6, 2019 and February 5, 2024. As of December 31, 2016, 792,861 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between November 30, 2017 and November 17, 2024. No shares are available for future grants under the 2004 Plan. Options currently outstanding are fully vested or are currently vesting over a period of four years.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stock Plans, Share-Based Payments and Warrants (continued)

Share-Based Payment

Expense is recognized, net of expected forfeitures, over the vesting period of the options. Stock based compensation expense recognized for the years ended December 31, 2016 and 2015 was approximately $388,000 and approximately $328,000, respectively. Approximately $5,000 of total stock based compensation expense is the result of a modification of stock options awards issued to a non-employee director who is no longer serving as a director for the Company.

Approximately $363,000 and $306,000, respectively, has been recognized in Selling, General and Administrative expenses on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2016 and 2015. Approximately $25,000 and $22,000, respectively, has been recognized in Research and Development expenses on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2016 and 2015.

The following table summarizes the option activity for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	2,472,234	$0.96
Options granted	2,911,829	0.56
Options forfeited or expired	(1,080,425)	1.28
Outstanding at December 31, 2015	4,303,638	0.65
Options granted	510,520	0.37
Options forfeited or expired	(221,811)	1.04
Outstanding at December 31, 2016	4,592,347	$0.60

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2016 and 2015:

	Shares	Weighted Average Exercise Price
Exercisable at December 31, 2015	1,377,665	$0.84
Vested and expected to vest at December 31, 2015	4,133,932	$0.66
Exercisable at December 31, 2016	1,866,019	$0.70
Vested and expected to vest at December 31, 2016	4,434,220	$0.61

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stock Plans, Share-Based Payments and Warrants (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2016	2015
Stock Price Volatility	114.63%	121.90%
Risk-Free Interest Rates	1.81%	1.60%
Expected Life (in years)	5.83	6.15
Expected Dividend Yield	0%	0%

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

The weighted-average fair value of options granted in 2016 and 2015 is $0.31 and $0.49, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2016 are approximately $25,000 and $24,000, respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 7.8 years.

The aggregate intrinsic values of stock options outstanding and of stock options vested or expected to vest as of December 31, 2015 are $0. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 8.5 years.

As of December 31, 2016, there was approximately $934,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $158,000 of the $934,000 total unrecognized compensation will be recognized at the time if and when certain performance conditions are met. The remaining approximately $776,000 will be amortized over the weighted average remaining requisite service period of 2.2 years.

Restricted Stock Issued to Employees and Directors

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors. The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the year end December 31, 2016 and 2015:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	132,077	$0.86
Granted	617,795	0.48
Vested	(248,690)	0.73
Nonvested at December 31, 2015	501,182	0.46
Granted	957,336	0.35
Vested	(501,182)	0.46
Nonvested at December 31, 2016	957,336	$0.35

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stock Plans, Share-Based Payments and Warrants (continued)

The total fair value of restricted stock which vested during the years ended December 31, 2016 and 2015 was approximately $291,000 and $181,000, respectively.

Total stock-based compensation expense for the restricted stock granted to employees and non-employee directors was approximately $163,000 and $161,000, respectively, for the years ended December 31, 2016 and December 31, 2015 and is included in Selling, General and Administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. Approximately $51,000 and $36,000 of restricted stock was granted to employees for the years ended December 31, 2016 and 2015, respectively, to settle liabilities for services incurred in the respective prior fiscal years. As of December 31, 2016, there was approximately $178,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next six months.

Restricted Stock Issued to Nonemployees

In March 2016, 57,143 shares of restricted stock, with a fair value of approximately $16,000, were issued as payment for consulting services to be provided through December 2016. The Company recorded approximately $16,000 of selling, general and administrative expense during the year ended December 31, 2016. The restricted stock vested on June 15, 2016.

In March 2016, 38,461 shares of restricted stock, with a fair value of approximately $10,000, were issued as payment for consulting services to be provided during the fiscal year ended December 31, 2016. The Company recorded approximately $10,000 of selling, general and administrative expense during the year ended December 31, 2016. The restricted stock vested on September 30, 2016.

In January 2016, 58,823 shares of restricted stock, with a fair value of approximately $20,000, were issued as payment for consulting services to be provided through December 2016. The Company recorded approximately $20,000 of selling, general and administrative expense during the year ended December 31, 2016. The restricted stock vested on April 12, 2016.

In September 2015, 47,382 shares of restricted stock, with a fair value of approximately $23,000, were issued as payment for marketing services to be provided in fiscal year 2015. The Company recorded approximately $23,000 of selling, general and administrative expense during the year ended December 31, 2015. The restricted stock vested on November 25, 2015.

In July 2015, 69,231 shares of restricted stock, with a fair value of approximately $45,000, were issued as payment for marketing services to be provided through November 2015 under the Company’s agreement with Proactive Capital Resources Group. The Company recorded approximately $45,000 of selling, general and administrative expense during the year ended December 31, 2015. The restricted stock vested on August 7, 2015.

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Stock Plans, Share-Based Payments and Warrants (continued)

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2016 and 2015:

Total Outstanding Warrants

			Exercise	Total Common Shares Issuable as of December 31,
Title of Warrant	Date Issued	Expiry Date	Price	2016	2015
Equity-classified warrants
Shareholder Rights Offering Warrants	3/10/2011	3/10/2016	$0.40	-	1,565,414
May 2015 - private placement warrants	3/18/2015	3/18/2020	$0.85	917,149	917,149
June 2016 – Note and Warrant Agreement	6/7/2016	6/7/2021	$0.30	2,374,000	-
				3,291,149	2,482,563
Total				3,291,149	2,482,563

The weighted average exercise price of the outstanding warrants was $0.45 as of December 31, 2016 and $0.57 as of December 31, 2015.

Warrants exercised during 2016 and 2015

During the twelve months ended December 31, 2016, 19,621 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 906 shares of the Company’s common stock.

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

In addition, 30 common shares were not issued as a result of warrant exercises for the years ended December 31, 2015 due to rounding.

NEPHROS, INC. AND SUBSIDIARY

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

In connection with the Purchase Agreement, the Company issued to Lincoln Park 250,000 shares of common stock for no proceeds. The fair value of the 250,000 shares of common stock issued was approximately $163,000 and was recorded as a commitment fee. Pursuant to the Purchase Agreement, in September 2015, the Company issued and sold an additional 300,000 shares of common stock to Lincoln Park at a per share price of $0.45, resulting in gross proceeds of $135,000. The commitment fee of $163,000 was fully amortized and recorded in additional paid-in capital as of December 31, 2015.

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

Note 12 - 401(k) Plan

The Company has established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, the Company matches 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. The Company contributed and expensed $44,000 and $42,000 in 2016 and 2015, respectively.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $1,000,000) for the years 2012, 2013 and 2014, respectively. The Company’s aggregate purchase commitments totaled approximately €1,200,000 (approximately $1,300,000) and €999,000 (approximately $1,119,000) for the years ended December 31, 2016 and 2015, respectively. For calendar years 2017 through 2022, annual minimum amounts will be mutually agreed upon between Medica and the Company. The Company has not yet formalized an agreed upon minimum purchase level for 2017 with Medica. In exchange for the license, the Company paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013.

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 2 under Stock-Based Compensation. The fair market value of the options, along with the total installment payments, is approximately $2,250,000 and has been capitalized as a long-term intangible asset on the consolidated balance sheet. As of December 31, 2016 and 2015, accumulated amortization related to the Medica long-term asset is approximately $988,000 and $777,000, respectively. The Medica long-term asset is being amortized as an expense over the life of the agreement. Approximately $211,000 has been charged to amortization expense for the years ended December 31, 2016 and 2015 on the consolidated statement of operations and comprehensive loss. Approximately $210,000 of amortization expense will be recognized in each of the years ended December 31, 2017 through 2022. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Royalty expense of approximately $18,000 and $14,000, respectively was included in accrued expenses as of December 31, 2016 and 2015. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Commitments and Contingencies (continued)

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. For each of the fiscal years ended December 31, 2016 and 2015, approximately $41,000 was recognized as interest expense.

Contractual Obligations

The Company had an operating lease that expired on November 30, 2015 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $8,000. The rental agreement was renewed with a monthly cost of approximately $9,000 and will expire in November 2018. Approximately $21,000 related to a security deposit for the U.S. office facility is classified as an other asset on the consolidated balance sheet as of December 31, 2016 and 2015. We use these facilities to house our corporate headquarters and research facilities.

The lease agreement for the office space in Europe was entered into on August 1, 2016 and includes a twelve month term.

Rent expense for the years ended December 31, 2016 and 2015 totaled $126,000 and $125,000, respectively.

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the sales-type lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s consolidated statement of cash flows. At lease inception, an investment in the lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. During the fiscal year ended December 31, 2016, approximately $5,000 was recognized in interest income. As of December 31, 2016, investment in lease, current, is approximately $27,000, net of unearned interest of $4,000. As of December 31, 2016, investment in lease, noncurrent, is approximately $61,000, net of unearned interest of $5,000.

As of December 31, 2016, scheduled maturities of minimum lease payments receivable were as follows:

2016	$13,000
2017	17,000
2018	18,000
2019	19,000
2020	21,000
88,000
Less: Current portion	(27,000)
Investment in sales-type lease, noncurrent	$61,000

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Commitments and Contingencies (continued)

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2016:

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5

Leases[1]	$240,000	$116,000	$118,000	$6,000
Employment Contract[2]	550,000	240,000	310,000	-
Total	$790,000	$356,000	$428,000	$6,000

1In addition to lease obligations for office space, obligations include a lease for various office equipment which expires in 2020.

2Relates to employment agreement with Daron Evans, the Company’s President and Chief Executive Officer, entered into on April 15, 2015 for a term of four years.

Note 14 – Subsequent Event

On March 17, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers identified therein. Pursuant to the Purchase Agreement, the Company agreed to issue and sell, and the purchasers agreed to purchase, an aggregate of 4,059,994 shares at a price of $0.30 per share for total gross proceeds of approximately $1.2 million. In addition, the Company will issue to the purchasers warrants to purchase an aggregate of 4,059,994 shares of common stock. The warrants will have an exercise price of $0.30 per share and will be exercisable for a five-year term. The purchase and sale of the shares and warrants is expected to close on or about March 22, 2017, subject to satisfying customary closing conditions. Additionally, the Company entered into a Registration Rights Agreement with such purchasers, pursuant to which the Company has agreed to file a registration statement with the SEC covering the resale of the shares of common stock and shares issuable upon the exercise of the warrants within thirty days of the closing date. Maxim Group LLC (“Maxim”) is acting as the sole placement agent for the offering, and the Company has agreed to pay Maxim a cash fee equal to 7.5% of the aggregate gross proceeds of the offering, to reimburse Maxim for certain expenses, and to grant Maxim a warrant to purchase 81,199 shares of common stock, upon substantially the same terms as the warrants issued to the purchasers, except that the warrant issued to Maxim will have an exercise price of $0.33 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our accountants during 2016 or 2015 reportable pursuant to this Item.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on our assessment, management concluded that as of December 31, 2016, our internal control over financial reporting was effective as of December 31, 2016.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors (the “Board”) is currently composed of five directors. Our Board is divided into three classes. Each year, one class is elected to serve for three years. The business address for each director for matters regarding our company is 41 Grand Avenue, River Edge, New Jersey 07661.

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

Board Members

Name	Age (as of 3/17/17)	Director Since	Business Experience for the Last Five Years
Class I Directors

Arthur H. Amron	60	2007	Mr. Amron has served as a director of our company since September 2007. Mr. Amron is a Partner of Wexford Capital LP, an SEC-registered investment advisor and serves as its General Counsel. Mr. Amron also actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas, and has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. Mr. Amron served as a director of Rhino GP LLC, which is the general partner of Rhino Resource Partners LP, a publicly traded master limited partnership (NYSE - RNO), from October 2010 to March 2016. From 1991 to 1994, Mr. Amron was an Associate at Schulte Roth & Zabel LLP, specializing in corporate and bankruptcy law, and from 1984 to 1991, Mr. Amron was an Associate at Debevoise & Plimpton LLP specializing in corporate litigation and bankruptcy law. Mr. Amron holds a J.D. from Harvard University, a B.A. in Political Theory from Colgate University and is a member of the New York Bar. Among other experience, qualifications, attributes and skills, Mr. Amron’s legal training and experience in the capital markets, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Class II Directors

Paul A. Mieyal	47	2007	Dr. Mieyal has served as a director of our company since September 2007 and served as our Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary from January 4, 2015 to April 15, 2015. Dr. Mieyal also previously served as our Acting Chief Executive Officer from April 6, 2010 until April 20, 2012.Dr. Mieyal has been a Vice President of Wexford Capital LP since October 2006. From January 2000 through September 2006, he was Vice President in charge of healthcare investments for Wechsler & Co., Inc., a private investment firm and registered broker-dealer. Dr. Mieyal was a director of Nile Therapeutics, Inc., a publicly traded company, from September 2007 through November 2013. Dr. Mieyal received his Ph.D. in Pharmacology from New York Medical College, a B.A. in Chemistry and Psychology from Case Western Reserve University, and is a Chartered Financial Analyst. Among other experience, qualifications, attributes and skills, Dr. Mieyal’s pharmacology and chemistry education, his experience in investment banking in the healthcare industry, as well as his experience serving on boards of directors of other public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Malcolm Persen	63	2015	Mr. Persen has served as a director of our Company since May 2015 and is currently the President of Resolute Performance Contracting, a solar construction firm that he founded in 2011. Previously, from 2009 through 2011, he was the Executive Vice President at Ironco Enterprises, a renewable energy contracting organization. From 2004 through 2008, Mr. Persen served as the Chief Financial Officer for Radyne Corporation, a NASDAQ-traded manufacturer and distributor of satellite and telecommunications equipment. While at Radyne, he was part of the management team that tripled revenues and sold the firm, resulting in a 100% return for shareholders. Earlier, Mr. Persen was employed as Group Financial Officer for Avnet, Inc., a global distributor of electronic components and computer systems. Other experience included assignments with consultancies Arthur D. Little and Mercer Management Consulting. In addition, Mr. Persen lectured in finance at the University of Arizona from 2010 to 2013 and at Boston College from 1988 to 1999. Mr. Persen currently serves on the Board of Valutek, a supplier of cleanroom supplies through direct and distribution channels. Mr. Persen holds a BA in Political Economics from The Colorado College, and an MBA from The Amos Tuck School of Business at Dartmouth College. Among other experience, qualifications, attributes and skills, Mr. Persen’s extensive financial background led to the conclusion of our Board that he should serve as a director of our Company in light of our business and structure.

Class III Directors

Daron Evans	44	2013

Mr. Evans is currently our President and Chief Executive Officer. He previously served as the Chairman of our Board of Directors from January 4, 2015 through April 15, 2015. Mr. Evans is a life sciences executive with over 20 years of financial leadership and operational experience. Mr. Evans is currently Managing Director of PoC Capital, LLC, and a Director of Zumbro Discovery, an early stage company developing a novel therapy for resistant hypertension. Mr. Evans was most recently Chief Financial Officer of Nile Therapeutics, Inc., from 2007 until its merger with Capricor, Inc. in November 2013. From 2004 to 2007, he held various positions at Scios, Inc. and Vistakon, Inc., both divisions of Johnson & Johnson Corp. Mr. Evans was a co-founder of Applied Neuronal Network Dynamics, Inc. and served as its President from 2002 to 2004. From 1995 to 2002, Mr. Evans served in various roles at consulting firms Arthur D. Little and Booz Allen & Hamilton. Mr. Evans is the author of four U.S. patents. Mr. Evans received his Bachelor of Science in Chemical Engineering from Rice University, his Master of Science in Biomedical Engineering from a joint program at the University of Texas at Arlington and Southwestern Medical School and his MBA from the Fuqua School of Business at Duke University. Among other experience, qualifications, attributes and skills, Mr. Evans’s extensive operational and business development experience led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Moshe Pinto	42	2015	Mr. Pinto has served as a director of our Company since August 2015. Mr. Pinto was recently the CEO of Home Dialysis Plus, now Outset Medical, Inc., a Warburg Pincus backed company dedicated to the development and commercialization of a new hemodialysis system, providing an improved experience for patients. Previously, from 2007 through 2010, he was CEO of Spiracur Inc., a developer of innovative wound healing technologies that Mr. Pinto co-founded out of the Stanford University Biodesign Innovation Program. Mr. Pinto also worked for Herzog, Fox & Neeman, a law firm based in Israel. He served on the Board of Directors of Spiracur Inc. from 2010 to 2015. Mr. Pinto received an MBA from Stanford University, an LLM from Universita di Bologna, an EMLE from the University of Hamburg, and an LLB in Law from Tel Aviv University. Among other experience, qualifications, attributes and skills, the Board concluded that Mr. Pinto should serve as a director of our Company due to his historical experience with businesses in the medical industry and in light of our business and structure.

Executive Officers

Our current executive officers are Daron Evans, who serves as our President and Chief Executive Officer, and Andy Astor, who serves as our Chief Financial Officer. Mr. Astor joined as our Chief Financial Officer on February 13, 2017, and his biography is set forth below:

Andrew Astor, age 60, is a technology and business executive with 30 years of financial and operating experience. Mr. Astor was most recently President and Chief Financial Officer at Open Source Consulting Group, a growth stage services firm. Previously, he was a Managing Director at Synechron, a global consulting organization, from 2013 to 2015. From 2009 to 2013, he served as Vice President at Asurion, a large, privately-held insurance company. Mr. Astor was co-founder of the software company EnterpriseDB, and served as its CEO from 2004 to 2008. Mr. Astor was Vice President, Strategic Solutions at webMethods, a software firm, from 2002 to 2004 and Vice President of Transactional Products at Dun & Bradstreet from 1998 to 2001. Prior to 1998, Mr. Astor held various roles at American Management Systems, SHL/MCI Systemhouse, and Ernst & Young. Mr. Astor received his Bachelor of Arts in Mathematics from Clark University, and his MBA from The Wharton School at the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all such forms that they file. Based solely on a review of the copies of such forms received by us, or written representations from reporting persons, we believe that during fiscal year 2016, all of our officers, directors and 10% stockholders complied with applicable Section 16(a) filing requirements.

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

Audit Committee

The Audit Committee is composed of Malcolm Persen (Chairman) and Paul Mieyal, neither of whom is our employee, however, Dr. Mieyal served as Acting Chief Executive Officer from April 6, 2010 until April 20, 2012 and served as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, from January 4, 2015 to April 15, 2015. Mr. Persen has been determined by the Board of Directors to be independent under the Nasdaq listing standards. The purpose of the Audit Committee is to: (i) oversee accounting, auditing, and financial reporting processes; (ii) assess the integrity of our financial statements; (iii) ensure that our internal controls and procedures are designed to promote compliance with accounting standards and applicable laws and regulations; and (iv) appoint and evaluate the qualifications and independence of our independent registered public accounting firm. The Audit Committee held four meetings in 2016.

The Board has determined that all Audit Committee members are financially literate under the current listing standards of Nasdaq. The Board also determined that Mr. Persen qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission, or SEC, rules adopted pursuant to the Sarbanes-Oxley Act of 2002 based on his extensive experience previously outlined.

Compensation Committee

During fiscal year 2016, the Compensation Committee was composed of directors Paul A. Mieyal and Matthew Rosenberg (until his departure on June 30, 2016).Dr. Mieyal served as Acting Chief Executive Officer from April 6, 2010 until April 20, 2012 and served as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, from January 4, 2015 to April 15, 2015. The purpose of the Compensation Committee is to: (i) assist the Board in discharging its responsibilities with respect to compensation of our executive officers and directors; (ii) evaluate the performance of our executive officers; (iii) assist the Board in developing succession plans for executive officers; and (iv) administer our stock and incentive compensation plans and recommend changes in such plans to the Board as needed. The Compensation Committee establishes the compensation of senior executives on an annual basis. The Compensation Committee held two meetings in 2016.

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

The Board will consider stockholder recommendations of candidates when the recommendations are properly submitted. Stockholder recommendations should be submitted to us under the procedures discussed in “Procedures For Security Holder Submission of Nominating Recommendations” which is available on our website at www.nephros.com , by clicking on the Investor Relations link, then the Corporate Governance link. Written notice of any nomination must be timely delivered to Nephros, Inc., 41 Grand Avenue, River Edge, New Jersey 07661, Attention: Board of Directors, c/o President and Chief Executive Officer.

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

Item 11. Executive Compensation

Executive Compensation

The following table sets forth all compensation earned in the fiscal years ended December 31, 2016 and 2015 by our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Daron Evans President and Chief Executive Officer (4)	2016	$240,000	$-	$68,182	$-	$17,880	$326,062
	2015	$170,000	$11,475	$12,852	$1,150,087	$7,000	$1,351,414

(1)	The amounts in this column reflect decisions approved by our Compensation Committee and are based on an analysis of the executive’s contribution to our company during fiscal years 2016 and 2015.

(2)	The amount reported is the aggregate grant date fair value of the options and restricted stock awards granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the option awards are set forth in Note 2 of the consolidated financial statements set forth elsewhere in this Annual Report.

(3)	See table below for details on “All Other Compensation.”

(4)

Mr. Evans has served as President, Chief Executive Officer and Acting Chief Financial Officer since April 15, 2015. He no longer serves as Acting Chief Financial Officer as of February 13, 2017, in connection with the appointment of Andrew Astor as Chief Financial Officer.

All Other Compensation

Name	Year	Matching 401(k) Plan Contribution ($)	Health Insurance Paid by Company ($)	Life Insurance Paid by Company ($)	Severance Payments ($)	Total Other Compensation ($)
Daron Evans	2016	$17,880	$-	$-	$-	$17,880
Daron Evans	2015	$7,000	$-	$-	$-	$7,000

Option and Restricted Stock Holdings and Fiscal Year-End Option and Restricted Stock Values

The following table shows information concerning unexercised options and unvested restricted stock awards outstanding as of December 31, 2016 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2016

		Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options Exercisable (#) (2)	Number of Securities Underlying Unexercised Options Unexercisable (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested($)
Daron Evans	March 26, 2014	75,361			0.46	3/26/24
Daron Evans	April 15, 2015	334,454	430,014	1,419,725	0.60	4/15/25
Daron Evans	December 14, 2016						9,165	3,391
Daron Evans	December 22, 2016						213,068	78,835

(1)	For better understanding of this table, we have included an additional column showing the grant date of stock options.

(2)	As of December 31, 2016, stock options became exercisable in accordance with the vesting schedule below:

Name	Grant Date	Vesting
Daron Evans	March 26, 2014	Fully exercisable

Daron Evans	April 15, 2015	35% of the shares subject to the option vest in 16 equal quarterly installments over 4 years, commencing June 30, 2015

Daron Evans	April 15, 2015	15% of the shares subject to the option will vest upon approval of listing of the Company’s common stock on the NASDAQ Stock Market, New York Stock Exchange or such other national securities exchange approved by the Board

Daron Evans	April 15, 2015	10% of the shares subject to the option will vest, if ever, on the February 1 st following the Company’s first completed fiscal year in which annual revenue exceeds $3,000,000

Daron Evans	April 15, 2015	20% of the shares subject to the option will vest, if ever, on the February 1 st following the Company’s first completed fiscal year in which annual revenue exceeds $6,000,000

Daron Evans	April 15, 2015	20% of the shares subject to the option will vest, if ever, on the February 1 st following the Company’s first completed fiscal year in which annual revenue exceeds $10,000,000

Advisory Vote on Executive Compensation

Our Board of Directors recognizes the fundamental interest our stockholders have in the compensation of our executive officers. At our 2014 Annual Meeting, our stockholders approved with approximately 98% of the votes cast, on an advisory basis, in favor of the compensation of our named executive officers as disclosed in the compensation tables and related narrative disclosure in the proxy statement for the 2014 Annual Meeting. Based on the results of such advisory vote and our review of our compensation policies and decisions, we believe that our existing compensation policies and decisions are consistent with our compensation philosophy and objectives disclosed in the compensation tables and related narrative disclosure and adequately align the interests of our named executive officers with our long term goals. In addition, based on a separate advisory vote of our stockholders at the Company’s 2014 Annual Meeting relating to the frequency of the advisory vote on the compensation of our named executive officers, our stockholders indicated their approval of the Board’s recommendation to hold a non-binding advisory vote on our executive compensation once every two years.

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

401(k) Plan

We have established a 401(k) deferred contribution retirement plan (the “401(k) Plan”) which covers all employees. The 401(k) Plan provides for voluntary employee contributions of up to 15% of annual earnings, as defined. As of January 1, 2004, we began matching 100% of the first 3% and 50% of the next 2% of employee earnings to the 401(k) Plan. We contributed and expensed $42,000 and $44,000 in 2016 and 2015, respectively.

Director Compensation

For fiscal year 2016, our directors received a $20,000 annual retainer, $1,500 per meeting for each quarterly Board meeting attended and reimbursement for expenses incurred in connection with serving on our Board of Directors. The Chairman of our Audit Committee was paid a $10,000 annual retainer and $1,000 per meeting for meetings of the Audit Committee, with a maximum of eight meetings per year. There was no named Chairman of the Board during fiscal year 2016.

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

Our executive officers do not receive additional compensation for service as directors if any of them so serve.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2016.

Non-Employee Director Compensation in Fiscal Year 2016

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (1) (2)	Option Awards(3)(4)	Total
Arthur H. Amron(5)	$6,500	$29,545	$10,994	$47,039
Paul A. Mieyal(5)	$6,500	$29,545	$10,994	$47,039
Malcolm Persen	$10,000	$35,455	$10,994	$66,449
Moshe Pinto	$6,500	$29,545	$10,994	$47,039
Matthew Rosenberg(6)	$-	$15,659	$-	$22,159

(1)	Director fees owed as of September 30, 2016 were paid in restricted stock in lieu of a cash payment.

(2)	As of December 31, 2016, Mr. Persen had 113,636 shares of restricted stock, Mr. Pinto had 73,864 shares of restricted stock, and Mr. Rosenberg had 55,398 shares of restricted stock.

(3)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in Note 2 of the consolidated financial statements set forth elsewhere in this Annual Report.

(4)	As of December 31, 2016, Mr. Persen had 49,281 shares of common stock issuance upon exercise of vested options and 41,580 shares issuable upon the exercise of unvested options; Mr. Pinto had 50,731 shares of common stock issuance upon exercise of vested options and 42,304 shares issuable upon the exercise of unvested options; and Mr. Rosenberg had 48,864 shares issuable upon the exercise of vested options.

(5)	At the request of Messrs. Amron and Mieyal, their respective options and director fees were directed to Wexford Capital LP.

(6)	Mr. Rosenberg’s service as a director ended on June 30, 2016.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2016 were Paul A. Mieyal and Matthew Rosenberg (until his departure from the Board on June 30, 2016).. Neither of these individuals was at any time during 2016 or at any other time an officer or employee of our company, except that Dr. Mieyal served as our Acting Chief Executive Officer until April 20, 2012, during which time he received no employee compensation or employee benefits from us, and Dr. Mieyal served as our Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer, from January 4, 2015 through April 15, 2015, during which time he received no employee compensation or employee benefits from us. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 about compensation plans under which shares of our common stock may be issued to employees, consultants or members of our Board of Directors. Our equity compensation plans as of December 31, 2015 consisted of our Amended and Restated Nephros 2000 Equity Incentive Plan and our Nephros, Inc. 2004 Stock Incentive Plan (together, the “Prior Plans”) and our 2015 Equity Incentive Plan (the “2015 Plan”). All of our employees and directors were eligible to participate in the Prior Plans and are eligible to participate in the 2015 Plan. The Prior Plans are both expired and no further equity is granted under the Prior Plans. Our Prior Plans were approved by our stockholders.

On March 26, 2015, our Board approved the 2015 Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a) and restricted stock granted under the 2015 Plan )
Equity compensation plans approved by our stockholders	1,268,123	$0.50	-
Equity compensation plans not approved by our stockholders	3,324,224	$0.54	1,865,610

Total	4,592,347		1,865,610

Stock Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of March 17 , 2017, by (i) each person known to us to own beneficially more than five percent (5%) of our common stock, based on such persons’ or entities’ filings with the SEC as of that date; (ii) each director and named executive officer; and (iii) all directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Lambda Investors LLC(2)	30,921,882	60.8%
Arthur H. Amron(3)	-	*
Andrew Astor(4)	-	*
Daron Evans(5)	1,079,256	2.1%
Paul A. Mieyal(6)	-	*
Malcolm Persen(7)	266,620	*
Moshe Pinto(8)	133,312	*
All executive officers and directors as a group(3)-(8)	1,479,188	2.9%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Applicable percentage ownership is based on 50,082,797 shares of common stock outstanding as of March 17, 2017, together with applicable options and warrants for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options and warrants exercisable on or within 60 days after March 17, 2017 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but not for computing the percentage ownership of any other person.

(2)	Based on information provided in a Form 4 dated June 3, 2016 and updated by information provided to us. The shares beneficially owned by Lambda Investors may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors, Wexford GP LLC, which is the General Partner of Wexford Capital LP, by Charles E. Davidson in his capacity as Chairman and managing member of Wexford Capital LP and by Joseph M. Jacobs in his capacity as President and managing member of Wexford Capital LP. The address of each of Lambda Investors LLC, Wexford Capital LP, Mr. Davidson and Mr. Jacobs is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830. Each of Wexford Capital LP, Wexford GP LLC, Mr. Davidson and Mr. Jacobs disclaims beneficial ownership of the shares of Common Stock owned by Lambda Investors except, in the case of Mr. Davidson and Mr. Jacobs, to the extent of their respective interests in each member of Lambda Investors. Includes 183,284 vested stock options and 600,000 shares issuable upon the exercise of warrants. Lambda Investors is controlled by Wexford Capital LP. Arthur H. Amron, one of our directors, is a Partner and General Counsel of Wexford Capital LP. Paul A. Mieyal, one of our directors and our former Acting President, Acting Chief Executive Officer, and Acting Chief Financial Officer until April 15, 2015, is a Vice President of Wexford Capital LP.

(3)	Mr. Amron’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830.

(4)	Mr. Astor’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. Does not include 579,571 shares issuable upon the exercise of options which will not vest within 60 days of March 17, 2017.

(5)	Mr. Evans’ address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Evans consist of: (i) 339,428 shares of common stock; (ii) 222,233 shares of restricted stock; (iii) 457,595 shares issuable upon exercise of options and (iv) 60,000 shares of common stock issuable upon the exercise of warrants. Does not include 1,801,959 shares issuable upon the exercise of options which will not vest within 60 days of March 17, 2017.

(5)	Dr. Mieyal’s address is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, CT 06830.

(6)	Mr. Persen’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Persen consist of: (i) 151,605 shares of common stock; (ii) 31,160 shares of common stock held by Mr. Persen’s spouse; (iii) 68,275 shares of common stock issuable upon exercise of options and (v) 15,580 shares of common stock issuable upon the exercise of warrants having an exercise price of $0.85 per share. Does not include 22,586 shares issuable upon the exercise of options which will not vest within 60 days of March 17, 2017.

(7)	Mr. Pinto’s address is the company address: 41 Grand Avenue, River Edge, New Jersey 07661. The shares identified as being beneficially owned by Mr. Pinto consist of: (i) 82,581 shares of common stock; (ii) 50,731 shares of common stock issuable upon exercise of options. Does not include 42,304 shares issuable upon the exercise of options which will not vest within 60 days of March 17, 2017.

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

On June 3, 2016, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain accredited investors pursuant to which we sold an aggregate principal amount of $807,000 of our 11% Unsecured Promissory Notes (the “Notes”) and five-year warrants to purchase an aggregate of 1,614,000 shares of our common stock at an exercise price of $0.30 per share (the “Warrants”). Lambda Investors LLC (“Lambda”), purchased Notes in the principal amount of $300,000 and received Warrants to purchase 600,000 shares of common stock. Lambda is controlled by Wexford Capital LP. Arthur H. Amron, one of our directors, is a Partner and General Counsel of Wexford Capital LP. Paul A. Mieyal, one of our directors and our former Acting President, Acting Chief Executive Officer, and Acting Chief Financial Officer until April 15, 2015, is a Vice President of Wexford Capital LP.

Additionally, the shares beneficially owned by Lambda may be deemed beneficially owned by Wexford Capital LP, which is the managing member of Lambda Investors. Arthur H. Amron, a director of Nephros, is a partner and general counsel of Wexford Capital. Paul A. Mieyal, a director of Nephros and the former Acting President, Acting Chief Executive Officer and Acting Chief Financial Officer until April 15, 2015, is a vice president of Wexford Capital. During 2016 and 2015, at the request of Messrs. Amron and Mieyal, fees and options in the aggregate amount of approximately $94,078 and $71,240, respectively, earned in respect of services they rendered to the company were directed to Wexford Capital LP.

As of March 17, 2017, Lambda Investors is our largest stockholder and beneficially owns approximately 61% of our outstanding common stock.

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

Director Independence

Our Board of Directors has determined that all of the current directors are “independent” within the meaning of the Nasdaq independence standard, other than Mr. Evans, who currently serves as the Company’s President and CEO, and Mr. Mieyal, who served as the Company’s Acting President, Acting Chief Executive Officer, Acting Chief Financial Officer and Acting Secretary from January 4, 2015 until April 15, 2015.

Item 14. Principal Accounting Fees and Services

On December 30, 2015, we engaged Moody Famiglietti & Andronico, LLP (“MFA”) as our new independent registered public accounting firm effective immediately. The Audit Committee of our Board of Directors approved the change in independent accountants.

MFA provided audit and non-audit services to us in 2016 and 2015, which are described below. MFA conducted the year-end audits for the fiscal years ended December 31, 2016 and 2015.

Summary of Auditor Fees and Pre-Approval Policy

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by our registered independent public accounting firm. Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by MFA during fiscal year 2016.

Audit Fees

Fees billed for audit services by MFA for the year ended December 31, 2016 totaled approximately $83,000. in connection with the March 31, 2016, June 30, 2016, and September 30, 2016 interim reviews and the fiscal year end December 31, 2015 audit. There were no audit services provided by MFA during the year ended December 31, 2015.

Audit-Related Fees

There were no audit-related services provided by MFA during the years ended December 31, 2016 or 2015.

Tax Fees

Fees for tax services provided by MFA for the year ended December 31, 2016 were approximately $21,000. There were no tax services provided by MFA during the year ended December 31, 2015.

All Other Fees

We did not engage MFA to provide any information technology services or any other services during the fiscal years ended December 31, 2016 and 2015.

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

Reports of independent registered public accounting firms.

Consolidated balance sheets as of December 31, 2016 and 2015.

Consolidated statements of operations and comprehensive loss for the years ended December 31, 2016 and 2015.

Consolidated statements of changes in stockholders’ deficit for the years ended December 31, 2016 and 2015.

Consolidated statements of cash flows for the years ended December 31, 2016 and 2015.

Notes to consolidated financial statements.

(b) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.4 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2005.

3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.2 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 13, 2007 (SEC File No. 001-32288).

3.3	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.3 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the SEC on August 3, 2007 (SEC File No. 001-32288).

3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.4 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007 (SEC File No. 001-32288).

3.5	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.5 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-162781), filed with the SEC on October 30, 2009.

3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.6 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2011.

3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.7 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2011.

3.8	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007 (SEC File No. 001-32288).

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Form of Class D Warrant, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007 (SEC File No. 001-32288).

4.3	Form of Warrant Certificate, incorporated by reference to Exhibit 4.9 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-169728), filed with the SEC on November 8, 2010.

4.4	Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.10 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-169728), filed with the SEC on November 8, 2010.

4.5	Form of Warrant to Purchase Common Stock issued to various investors, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K (Reg. No. 333-199483 ), filed with the SEC on May 18, 2015.

4.6	Warrant Amendment and Exercise Agreement, dated September 29, 2015, between Nephros, Inc. and Lambda Investors, LLC, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 30, 2015.

4.7	First Amendment, dated November 20, 2015, to Warrant Agreement dated March 10, 2011 between Nephros, Inc. and Continental Stock Transfer & Trust Company, governing the 2011 Warrants, incorporated by reference to Exhibit (d)(5) to Nephros, Inc.’s Schedule TO, filed with the SEC on November 20, 2015.

4.8	Form of Unsecured Promissory Note issued June 3 and 9, 2016, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Curretn Report on Form 8-K, filed with the SEC on June 14, 2016.

4.9	Form of Common Stock Purchase Warrant issued June 3 and 9, 2016, incorporated by reference to Exhibit 4.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

10.2	Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the SEC on August 5, 2005. †

10.3	Amendment No. 2 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007 (SEC File No. 001-32288). †

10.4	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007 (SEC File No. 001-32288).

10.5	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and the Registrant, incorporated by reference to Exhibit 10.41 to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008 (SEC File No. 001-32288).

10.6	Lease Agreement between Nephros, Inc. and 41 Grand Avenue, LLC dated as of November 20, 2008, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2008 (SEC File No. 001-32288).

10.7	Amendment No. 3 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.51 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 (SEC File No. 001-32288). †

10.8	Form of Registration Rights Agreement, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.9	Amendment No. 4 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on December 2, 2010 (SEC File No. 001-32288). †

10.10	License Agreement, dated July 1, 2011 between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 27, 2011.

10.11	License and Supply Agreement dated April 23, 2012 between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2012.

10.12	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.13	Amendment No. 5 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on April 11, 2013. †

10.14	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.15	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan, dated June 14, 2013, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on From 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013. †

10.16	Registration Rights Agreement, dated November 12, 2013, by and between the Registrant and Lambda Investors LLC, incorporated by reference to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.

10.17	First Amendment to License Agreement, dated February 19, 2014, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 25, 2014.

10.18	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 14, 2014.

10.19	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.20	First Amendment to Registration Rights Agreement, dated September 23, between the Registration and Lambda Investors LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.21	Employment Agreement, dated April 15, 2015, between the Registrant and Daron Evans, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 21, 2015. †

10.22	Separation Agreement and General Release, dated January 4, 2015, between the Registrant and John C. Houghton,, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.23	Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.24	Form of Incentive Stock Option Agreement under the 2015 Stock Incentive Plan, incorporated by reference to Exhibit to 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.25	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.26	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.27	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.28	Securities Purchase Agreement, dated May 12, 2015, among the Registrant and various accredited investors, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2015.

10.29	Purchase Agreement, dated July 24, 2015, between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10. 1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2015.

10.30	Registration Rights Agreement, dated July 24, 2015, between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2015.

10.31	Second Amendment to License and Supply Agreement, dated May 4, 2015, by and between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

10.32	Sublicense Agreement, dated May 6, 2015, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015. +

10.33	Form of Note and Warrant Purchase Agreement entered into on June 3, 2016, between the Registrant and the purchasers of the Notes and Warrants sold by the Registrant on June 3 and 9, 2016, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

10.34	Letter Agreement dated February 10, 2017, between Andrew Astor and the Registrant, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 14, 2017. †

14.1	Code of Ethics and Business Conduct, as amended through April 2, 2007, incorporated by reference to to Exhibit 14.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 6, 2007 (SEC File No. 001-32288).

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 10, 2007 (SEC File No. 001-32288).

23.1	Consent of Moody Famiglietti & Andronico, LLP Independent Registered Public Accounting Firm. *

24.1	Power of Attorney. (included on the signature page)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 20, 2017
	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Daron Evans, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daron Evans	Director, President and Chief Executive Officer	March 20, 2017
Daron Evans	(Principal Executive Officer)

/s/ Andrew Astor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2017
Andrew Astor

/s/ Arthur H. Amron	Director	March 20, 2017
Arthur H. Amron

/s/ Paul A. Mieyal	Director	March 20, 2017
Paul A. Mieyal

/s/ Malcolm Persen	Director	March 20, 2017
Malcolm Persen

/s/ Moshe Pinto	Director	March 20, 2017
Moshe Pinto

