Form 10-Q
period 2017-03-31
NEPHROS INC
filed 2017-05-09
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

N/A

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

[X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] YES [X] NO

As of May 5, 2017, 54,160,547 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$803	$275
Accounts receivable, net	582	388
Investment in lease, net-current portion	21	27
Inventory, net	401	479
Prepaid expenses and other current assets	121	95
Total current assets	1,928	1,264
Property and equipment, net	63	70
Investment in lease, net-less current portion	57	61
License and supply agreement, net	1,210	1,262
Other asset	21	21
Total assets	$3,279	$2,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361	$585
Accrued expenses	349	240
Deferred revenue, current portion	70	70
Total current liabilities	780	895
Unsecured long-term note payable, net of debt issuance costs and debt discount of $323 and $349, respectively	864	838
Long-term portion of deferred revenue	261	278
Total liabilities	1,905	2,011

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at March 31, 2017 and December 31, 2016; 54,160,547 and 49,782,797 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	54	50
Additional paid-in capital	122,229	120,835
Accumulated other comprehensive income	68	67
Accumulated deficit	(120,977)	(120,285)
Total stockholders’ equity	1,374	667
Total liabilities and stockholders’ equity	$3,279	$2,678

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues:
Product revenues	$690	$545
License and royalty revenues	44	45
Total net revenues	734	590
Cost of goods sold	279	295
Gross margin	455	295
Operating expenses:
Research and development	231	269
Depreciation and amortization	59	55
Selling, general and administrative	770	777
Total operating expenses	1,060	1,101
Loss from operations	(605)	(806)
Interest expense	(66)	(14)
Interest income	1	1
Other expense	(10)	(17)
Net loss	(680)	(836)
Other comprehensive income, foreign currency translation adjustments	1	1
Total comprehensive loss	$(679)	$(835)
Net loss per common share, basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding, basic and diluted	49,601,521	48,173,521

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2016 (audited)	49,782,797	$50	$120,835	$67	$(120,285)	$667

Net loss					(680)	(680)
Cumulative effect of change in accounting principle			12		(12)	-
Net unrealized gains on foreign currency translation, net of tax				1		1
Issuance of common stock, net of equity issuance costs of $144	4,059,994	4	1,070			1,074
Issuance of common stock	300,000		113			113
Issuance of restricted stock	17,756					-
Noncash stock-based compensation			199			199
Balance, March 31, 2017	54,160,547	$54	$122,229	$68	$(120,977)	$1,374

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(680)	$(836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	7	3
Amortization of other assets	52	52
Non-cash stock-based compensation, including stock options and restricted stock	199	127
Non-employee stock-based compensation	-	20
Non-cash interest expense	26	-
Inventory reserve	-	27
Allowance for doubtful accounts reserve	2	9
Loss on foreign currency transactions	2	14
(Increase) decrease in operating assets:
Accounts receivable	(185)	(181)
Inventory	78	106
Prepaid expenses and other current assets	(26)	7
Increase (decrease) in operating liabilities:
Accounts payable	(226)	78
Accrued expenses	109	69
Deferred revenue	(17)	(17)
Net cash used in operating activities	(659)	(522)
Investing activities:
Purchase of property, plant and equipment	-	(26)
Net cash used in investing activities	-	(26)
Financing activities:
Proceeds from issuance of common stock	1,187	-
Proceeds from exercise of warrants	-	1
Net cash provided by financing activities	1,187	1
Effect of exchange rates on cash	-	-
Net increase (decrease) in cash	528	(547)
Cash, beginning of period	275	1,248
Cash, end of period	$803	$701
Supplemental disclosure of cash flow information
Cash paid for interest	$5	$12
Cash paid for income taxes	$2	$2

Supplemental disclosure of noncash investing and financing activities
Investment in lease receivable, net	$-	$92
Cost of equipment in direct financing lease	$-	92
Restricted stock issued to settle liability	$-	$16
Deposit on inventory reclassified from prepaid expenses and other current assets to inventory	$-	$18
Deposit on property and equipment reclassified from prepaid expenses and other current assets to property and equipment	$-	$98

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

Note 2 - Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements of Nephros, Inc. and its wholly owned subsidiary, Nephros International Limited, should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2017. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated interim financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. In the opinion of management, the condensed consolidated interim financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the condensed consolidated interim periods presented. Interim results are not necessarily indicative of results for a full year. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses, during the reporting period. Actual results could differ materially from those estimates. Included in these estimates are assumptions about the collection of accounts receivable, value of inventories, useful life of fixed assets and intangible assets, assumptions used in determining stock compensation such as expected volatility and risk-free interest rate and the ability of the Company to continue as a going concern.

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

On March 22, 2017, the Company raised gross proceeds of approximately $1,218,000 through the private placement of 4,059,994 units of its securities. See Note 12 for further discussion.

Based on the Company’s current cash flow projections, the Company expects that its existing cash balances and projected increase in product sales from the launch of new products, including the approximately $1.2 million raised in a private placement in March 2017, will allow the Company to fund its operations at least into 2018, if not longer, depending on the timing and market acceptance of our new products. There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to meet its operating requirements and other commitments, the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory,” that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. The Company adopted ASU 2015-11 during the three months ended March 31, 2017 and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company adopted ASU 2015-17 during the three months ended March 31, 2017 and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The Company adopted ASU 2015-17 during the three months ended March 31, 2017 and elected to recognize forfeitures as they occur. Prior to the adoption of ASU 2016-09, the Company recognized stock based compensation based on the estimated fair value of the award, net of expected forfeitures. As of January 1, 2017, a cumulative effect adjustment of approximately $12,000 was recognized to reflect the forfeiture rate that had been applied to unvested option awards prior to fiscal year 2017.

Note 3 - Major Customers and Concentration of Credit Risk

For the three months ended March 31, 2017 and 2016, the following customers accounted for the following percentages of the Company’s sales, respectively:

Customer	2017	2016
A	25%	17%
B	13%	42%
C	10%	2%
D	9%	11%

As of March 31, 2017 and December 31, 2016, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2017	2016
A	22%	36%
B	14%	12%
C	11%	6%

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $52,000 and $50,000 as of March 31, 2017 and December 31, 2016, respectively.

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

Deferred revenue was approximately $331,000 and $348,000 on the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, and is related to the License Agreement with Bellco, which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $2,745,000 of license revenue related to the License Agreement to date and approximately $17,000 for the three months ended March 31, 2017 and 2016, respectively. Approximately $52,000 of revenue will be recognized in the remaining nine months of fiscal year 2017 and approximately $69,000 of revenue will be recognized in each of the years ended December 31, 2018 through 2021. Beginning on January 1, 2015, Bellco pays the Company a royalty based on the number of units of certain products sold per year due one fiscal quarter in arrears. For the three months ended March 31, 2017 and 2016, the Company recognized royalty revenue of approximately $27,000 and $28,000, respectively. See Note 13, Commitments and Contingencies, for further discussion of the Bellco License Agreement.

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

Fair Value of Investment in Lease, net

The carrying value of the investment in lease, net, approximates fair value as of March 31, 2017.

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 6 - Stock Plans and Share-Based Payments (continued)

The Company granted stock options to purchase 579,571 shares of common stock to an employee during the three months ended March 31, 2017. These stock options will be expensed over their respective applicable vesting periods, which are based on service and performance conditions. The fair value of all stock-based awards granted during the three months ended March 31, 2017 was approximately $223,000.

The fair value of stock-based awards is amortized over the vesting period of the award. For stock-based awards that vest based on performance conditions (e.g., achievement of certain milestones), expense is recognized when it is probable that the condition will be met. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were used for the awards granted during the three months ended March 31, 2017.

Three Months Ended
Assumptions for Option Grants	March 31, 2017
Stock Price Volatility	110.9%
Risk-Free Interest Rates	2.08%
Expected Life (in years)	6.01
Expected Dividend Yield	-%

The Company calculates expected volatility for a stock-based grant based on historic monthly common stock price observations during the period immediately preceding the grant that is equal in length to the expected term of the grant. With respect to grants of options, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant. As a result of adopting ASU 2016-09, the Company has elected to recognize forfeitures as they occur.

Stock-based compensation expense was approximately $102,000 for each of the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, approximately $94,000 and approximately $8,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2016, approximately $95,000 and approximately $7,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three months ended March 31, 2017 and 2016, as the Company is in a net operating loss position. As of March 31, 2017, there was approximately $1,100,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $211,000 of the $1,100,000 total unrecognized compensation will be recognized at the time that certain performance conditions are met. The remaining unrecognized compensation expense of approximately $889,000 will be amortized over the weighted average remaining requisite service period of 2.1 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

On March 31, 2017, the Company issued 17,756 shares of restricted stock as compensation for services to its chief executive officer in consideration of deferred cash salary of $7,000 for the three months ended March 31, 2017. The grant date fair value of the outstanding restricted stock awards was approximately $7,000.

Total stock based compensation for the restricted stock grants was approximately $97,000 and $45,000 for the three months ended March 31, 2017 and 2016, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. As of March 31, 2017, there was approximately $88,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next three to six months, dependent upon the respective restricted stock grant dates.

Note 7 - Warrants

There were no warrants exercised during the three months ended March 31, 2017. For the three months ended March 31, 2016, 19,621 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 906 shares of the Company’s common stock.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	March 31,
	2017	2016
Shares underlying warrants outstanding	7,432,342	917,149
Shares underlying options outstanding	5,040,306	4,192,640
Unvested restricted stock	584,467	356,231

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

Note 10 - Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in first-out method and consists entirely of finished goods. The Company’s inventory as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Total gross inventory, finished goods	$447,000	$528,000
Less: inventory reserve	(46,000)	(49,000)
Total inventory, net	$401,000	$479,000

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 11 - Unsecured Promissory Notes and Warrants

On June 7, 2016, the Company entered into a Note and Warrant Agreement (the “Agreement”) with new creditors as well as existing shareholders under which the Company issued unsecured promissory notes (“Notes”) and warrants (“Warrants”) resulting in total gross proceeds to the Company during June 2016 of approximately $1,187,000. The outstanding principal under the Notes accrues interest at a rate of 11% per annum. The Company is required to make interest only payments on a semi-annual basis, and all outstanding principal under the Notes is repayable in cash on June 7, 2019, the third anniversary of the date of issuance. In addition to the Notes, the Company issued Warrants to purchase approximately 2.4 million shares of the Company’s common stock to the investors in the Agreement. The warrants have an exercise price of $0.30 per share and are exercisable for 5 years from the issuance date. The Warrants issued under the Agreement are indexed to the Company’s common stock, therefore, the Company is accounting for the Warrants as a component of equity. In connection with the Agreement, the Company incurred approximately $13,000 in legal fees. The approximately $1,187,000 in gross proceeds from the Agreement, along with the legal fees of approximately $13,000, were allocated between the Notes and Warrants based on their relative fair values. The portion of the gross proceeds allocated to the Warrants of approximately $393,000 was accounted for as additional paid-in capital. Approximately $4,000 of the legal fees were allocated to the Warrants and recorded as a reduction to additional paid-in capital. The remainder of the gross proceeds of approximately $794,000, net of the remainder of the fees of approximately $9,000, was allocated to the Notes with the fair value of the Warrants resulting in a debt discount. The debt discount is being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Agreement. For the three months ended March 31, 2017, approximately $26,000 was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated interim statement of operations and comprehensive loss. For the three months ended March 31, 2017, approximately $33,000 of interest expense has been accrued. As of March 31, 2017, the portion of the outstanding unsecured promissory notes due to entities controlled by a member of management and to the majority shareholder amounted to $30,000 and $300,000, respectively. There were no unsecured long-term notes payable outstanding as of March 31, 2016.

Note 12 – Stockholders’ Equity

March 2017 Private Placement

On March 22, 2017, the Company raised gross proceeds of approximately $1,218,000 from new and existing shareholders through the private placement of 4,059,994 units of its securities. Each unit consisted of one share of its common stock and a five-year warrant to purchase one share of the Company’s common stock. The purchase price for each unit was $0.30. The 4,059,994 warrants are exercisable at a price of $0.30 per share and are indexed to the Company’s common stock, therefore, the Company is accounting for the warrants as a component of equity. The portion of the gross proceeds received from certain members of management and existing shareholders amounted to $315,000. Proceeds, net of equity issuance costs of $144,000, recorded as a result of the private placement were approximately $1,074,000. In addition to the equity issuance costs incurred as a result of the private placement, the Company also issued 81,199 warrants to its placement agent. The form of the 81,199 warrants is substantially the same as the 4,059,994 warrants, except that the exercise price is $0.33 per share.

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. Under the terms and subject to the conditions of the purchase agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $10.0 million in shares of its common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. Pursuant to the Purchase Agreement, during the three months ended March 31, 2017, the Company issued and sold 300,000 shares of common stock to Lincoln Park resulting in gross proceeds of $113,000.

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

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”), by and between the Company and Bellco, which amends the License Agreement. Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include, on an exclusive basis, Sweden, Denmark, Norway and Finland, and, on a non-exclusive basis, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $1.87 using current exchange rates) per unit; thereafter, €1.25 (approximately $1.34 using current exchange rates) per unit. In addition, the Company received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 13 - Commitments and Contingencies (continued)

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Filtration Products”), and to engage in an exclusive supply arrangement for the Filtration Products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Filtration Products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Filtration Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $880,000) for the years 2012, 2013 and 2014, respectively. Our aggregate purchase commitments totaled approximately €1,200,000 (approximately $1,300,000) and €999,000 (approximately $1,119,000) for the years ended December 31, 2016 and 2015, respectively. The Company and Medica formalized the agreed upon minimum purchase level for calendar years 2017 through 2022 (see Note 14). In exchange for the license, the Company paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013.

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair market value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 6 under Stock-Based Compensation. Together with the total installment payments described above, the fair market value of the options has been capitalized as license and supply agreement, net. The gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the consolidated balance sheet is approximately $1,210,000 and $1,262,000, as of March 31, 2017 and December 31, 2016, respectively. Accumulated amortization is approximately $1,040,000 and $988,000 as of March 31, 2017 and December 31, 2016, respectively. The asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $52,000 has been charged to amortization expense for the three months ended March 31, 2017 and 2016 on the condensed consolidated statement of operations and comprehensive loss. Approximately $158,000 of amortization expense will be recognized in the remainder of 2017 and approximately $210,000 will be recognized in each of the years ended December 31, 2018 through 2022. In addition, for the period beginning April 23, 2014 through December 31, 2022, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $19,000 and $18,000 is included in accrued expenses as of March 31, 2017 and December 31, 2016, respectively. The term of the License and Supply Agreement commenced on April 23, 2012 and continues in effect through December 31, 2022, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. For the three months ended March 31, 2017 and 2016, approximately $7,000 and $14,000 of interest, respectively, was recognized as interest expense.

In May 2017, the Company and Medica amended the License and Supply Agreement to re-define the licensed territory, expand the Medica technology included within the license to the Company, and establish minimum purchase requirements for the period from 2017 to 2022. See Note 14 – Subsequent Event.

Contractual Obligations

The Company has an operating lease that expires on November 30, 2018 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $9,000. Included in other assets on the condensed consolidated balance sheet as of March 31, 2017 and December 31, 2016 is approximately $21,000 related to a security deposit for the U.S. office facility. Rent expense was approximately $31,000 and $29,000 for the three months ended March 31, 2017 and 2016, respectively.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 13 - Commitments and Contingencies (continued)

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the direct financing lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s consolidated statement of cash flows. At lease inception, an investment in the lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. Approximately $1,000 was recognized in interest income during each of the three months ended March 31, 2017 and 2016. As of March 31, 2017, investment in lease, current is approximately $21,000, net of unearned interest of $4,000. As of March 31, 2017, investment in lease, noncurrent, is approximately $57,000, net of unearned interest of $5,000.

As of March 31, 2017, scheduled maturities of minimum lease payments receivable were as follows:

2016	2,000
2017	18,000
2018	18,000
2019	19,000
2020	21,000
78,000
Less: Current portion	(21,000)
Investment in sales-type lease, noncurrent	$57,000

Included in the above scheduled maturities of minimum lease payments receivable, approximately $7,000 was due as of March 31, 2017.

Note 14 – Subsequent Event

On May 5, 2017, the Company entered into a Third Amendment to License and Supply Agreement (the “Third Amendment”) with Medica, which amended the original License and Supply Agreement, dated April 23, 2012 (as amended, the “License and Supply Agreement”). Pursuant to the Third Amendment, Medica expanded the products covered by the original License and Supply Agreement to include both certain filtration products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology (collectively, the “Filtration Products”). The Third Amendment also limits the territory in which Medica granted the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale, and sell the Filtration Products to North America, Central America, Columbia, Venezuela, Chile, Ecuador, Peru, Ireland, the United Kingdom, Australia and New Zealand. The Company’s multinational distributors retain the right to market certain of the products worldwide, other than in Italy, on a non-exclusive basis.

In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €1,600,000 (approximately $1,700,000 using current exchange rates), €2,500,000 (approximately $2,700,000 using current exchange rates), €3,000,000 (approximately $3,300,000 using current exchange rates), €3,150,000 (approximately $3,400,000 using current exchange rates), €3,300,000 (approximately $3,600,000 using current exchange rates), and €3,475,000 (approximately $3,800,000 using current exchange rates) in each of calendar years 2017, 2018, 2019, 2020, 2021 and 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Forward-Looking Statements” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2016, including the “Risk Factors” and “Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016. Our actual results may differ materially.

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

Based on our current cash flow projections, we expect that our existing cash balances and projected increase in product sales from the launch of new products, including the approximately $1.2 million raised in a private placement in March 2017, will allow us to fund our operations at least into 2018, if not longer, depending on the timing and market acceptance of our new products. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to meet our operating requirements and other commitments, we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

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

Both DaVita Healthcare Partners and the Renal Research Institute, a research division of Fresenius Medical Care, have conducted an evaluation of our hemodiafiltration system in their clinics. We gathered direct feedback from users of our HDF System to help improve our system and our training methodology. In January 2016, we updated our training procedures and rolled out a software update, which was focused on improving the system’s alignment with nurse work flow.

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

We currently have 510(k) clearance on the following portfolio of medical device products for use in the hospital setting to aid in infection control:

●	The DSU-H is an in-line, 0.005 micron ultrafilter that provides dual-stage protection from water borne pathogens. The DSU-H is primarily used to filter potable water feeding ice machines, sinks and medical equipment, such as endoscope washers and surgical room humidifiers. The DSU-H has an up to 6 month product life when used in the hospital setting.

●	The SSU-H is a 0.005 micron ultrafilters that provides single-stage protection from water borne pathogens. The SSU-H is primarily used to filter potable water feeding sinks, showers and medical equipment. The SSU-H has an up to 3 month product life when used in the hospital setting.

●	The S100 is a Point of Use, 0.01 micron microfilter that provides protection from water borne pathogens. The S100 is primarily used to filter potable water at sinks and showers. The S100 has an up to 3 month product life when used in the hospital setting.

●	The HydraGuard is a 0.005 micron cartridge ultrafilter that provides single-stage protection from water borne pathogens. The HydraGuard is primarily used to filter potable water feeding ice machines and medical equipment, such as endoscope washers and surgical room humidifiers. The HydraGuard has an up to 6 month product life when used in the hospital setting.

We received 510(k) clearance from the FDA to market the HydraGuard in December 2016, and we expect to begin shipping the HydraGuard in May of 2017, ramping to full production in the third quarter of 2017.

In the third quarter of 2017, we expect to launch a flushable version of the HydraGuard with an up to 12 month product life.

The complete hospital infection control product line, including in-line, point of use and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/ . We are not including the information on our website as a part of, or incorporating it by reference into, this report.

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

We currently have 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus and endotoxin retention:

●	The DSU-D, SSU-D and SSUmini are in-line, 0.005 micron ultrafilters that provide protection from bacteria, virus and endotoxins. The DSU-D, SSU-D and SSUmini all have an up to 12 month product life in the dialysis setting and are used to filter water following treatment with a reverse osmosis (“RO”) system and to filter bicarbonate concentrate. The ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines, and as a polish filter for portable RO machines.

●	EndoPur is a 0.005 micron cartridge ultrafilter that provides single-stage protection from bacteria, virus and endotoxins. The EndoPur has an up to 12 month product life in the dialysis setting and is used to filter water following treatment with a RO system. Specifically, the EndoPur is primarily used to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic.

In March 2017, we received 510(k) clearance from the FDA to market the EndoPur 10” filter. We expect to begin shipping the EndoPur 10” filter late in the second quarter of 2017, and the 20” and 30” versions of the filter early in August 2017.

Military and Outdoor Recreation. We developed our individual water treatment device (“IWTD”) in both in-line and point-of-use configurations. Our IWTD allows a soldier in the field to derive drinking water from any fresh water source. This enables the soldier to remain hydrated, which will maintain mission effectiveness and unit readiness, and extend mission reach. Our IWTD is one of the few portable filters that has been validated by the military to meet the NSF Protocol P248 standard. It has also been approved by U.S. Army Public Health Command and U.S. Army Test and Evaluation Command for deployment.

In May 2015, we entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak is also required to meet or exceed certain minimum annual fees payable to us, and if such fees are not met or exceeded, we may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. During the fiscal year ended December 31, 2016, we recognized royalty revenue of $10,000 related to the Sublicense Agreement with CamelBak.

In 2015, we began working with multiple companies developing portable water purification systems designed to provide potable water in remote locations based on our filter’s ability to meet the NSF Protocol P248 standard. Specifically, we have provided flushable filter prototypes to these companies for validation as one potential component in systems that employ multiple technologies to purify water from streams, lakes and rivers.

Commercial and Industrial Facilities. We currently market the following portfolio of proprietary products for use in the commercial, industrial and food service setting:

●	The NanoGuard-D is an in-line, 0.005 micron ultrafilter that provides dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard-D is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard-S is an in-line, 0.005 micron ultrafilter that provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard-S is primarily used to filter potable water feeding ice machines, sinks, showers and equipment that requires or benefits from ultrafiltered water, and filters up to 3,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard-E is a 0.005 micron ultrafilter cartridge that plugs into an Everpure® filter manifold and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard-E is primarily used to filter potable water feeding ice machines and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard-C is a 0.005 micron cartridge ultrafilter that fits with most 10”, 20”, 30” and 40” cartridge housings and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard-C is primarily used to filter potable water feeding ice machines and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water per 10” of length, depending upon the particle load.

●	The NanoGuard-F is a 0.005 micron flushable cartridge ultrafilter that comes in 10” or 20” sizes and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard-F is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water. The NanoGuard-F has an up to 12 month product life and can filter up to 2.5 gallons per minute per 10” length, depending upon the particle load.

In April 2017, we announced a partnership with WorldWater & Solar Technology to provide ultrafiltration capabilities to their drinking water systems. This partnership centers on our NanoGuard-F product line.

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

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated interim financial statements. These condensed consolidated financial statements have been prepared following the requirements of accounting principles generally accepted in the United States (“GAAP”) and Rule 8-03 of Regulation S-X for interim periods and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, reserve for inventory obsolescence, impairment analysis of capitalized license fees, and share-based compensation expense. As these are condensed consolidated financial statements, you should also read expanded information about our critical accounting policies and estimates provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2016. Other than the adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” by which the Company elected to recognize forfeitures of share based awards as they occur, there have been no material changes to our critical accounting policies and estimates from the information provided in our Form 10-K for the year ended December 31, 2016.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption was not permitted. In August, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Earlier application is permitted only as of fiscal years beginning after December 31, 2016, including interim reporting periods with that fiscal year. We are continuing to evaluate the impact of the new revenue guidance. The majority of our revenue relates to the sale of finished product to various customers and we do not believe that the adoption of the new standard will have a material impact on these transactions. We are continuing to evaluate the impact of certain less significant transactions involving collaborative arrangements. We expect to adopt the standard in fiscal year 2018 using the modified retrospective approach.

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

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

Total net revenues for the three months ended March 31, 2017 were approximately $734,000 compared to approximately $590,000 for the three months ended March 31, 2016, an increase of approximately $144,000 or 24%. This increase was primarily driven by an increase in the number of filters sold in 2017 versus in 2016.

Cost of Goods Sold

Cost of goods sold was approximately $279,000 for the three months ended March 31, 2017 compared to approximately $295,000 for the three months ended March 31, 2016, a decrease of approximately $16,000, or 5%. The decrease was related to an adjustment to the inventory reserve during the three months ended March 31, 2016 for which there was no comparable adjustment recognized during the three months ended March 31, 2017.

Research and Development

Research and development expenses were approximately $231,000 and $269,000 for the three months ended March 31, 2017 and March 31, 2016, respectively. This decrease of approximately $46,000, or 17%, is primarily due to a decrease in full-time research and development employees during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $59,000 for the three months ended March 31, 2017 compared to approximately $55,000 for the three months ended March 31, 2016. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $52,000 for each of the three months ended March 31, 2017 and 2016. The remaining $7,000 and $3,000 recognized in the three months ended March 31, 2017 and 2016, respectively, was depreciation on equipment and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $770,000 for the three months ended March 31, 2017 compared to approximately $777,000 for the three months ended March 31, 2016, a decrease of approximately $7,000, or 1%. The decrease is primarily due to decreased professional service fees, including regulatory consulting, legal and marketing services, which were offset partially by additional salary and benefit expenses for increased selling, general and administrative personnel.

Interest Expense

Interest expense of approximately $66,000 for the three months ended March 31, 2017 consisted of approximately $33,000 of interest related to the June 2016 Note and Warrant Agreement, approximately $26,000 related the amortization of debt discount and approximately $7,000 of interest due on outstanding payables to a vendor. Interest expense of approximately $14,000 for the three months ended March 31, 2016 relates to interest due on outstanding payables owed to a vendor.

Interest Income

Interest income of approximately $1,000 for each of the three months ended March 31, 2017 and 2016 relates to interest income recognized on a lease receivable.

Other Income (Expense)

Other income (expense) relates to foreign currency gains and losses on invoices paid to an international supplier. Foreign currency losses of approximately $10,000 and $17,000, respectively, were recognized for the three months ended March 31, 2017 and March 31, 2016.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2017 and 2016 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	March 31, 2017	December 31, 2016
Cash	$803	$275
Other current assets	1,125	989
Working capital surplus	1,148	(369)
Stockholders’ equity	1,374	(667)

At March 31, 2017, we had an accumulated deficit of approximately $120,977,000 and we expect to incur additional operating losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, and rights offerings.

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

At March 31, 2017, we had cash totaling approximately $803,000 and total assets of approximately $2,069,000, excluding other intangible assets (related to the Medica License and Supply Agreement) of approximately $1,210,000.

Based on our current cash flow projections, we expect that our existing cash balances and projected increase in product sales from the launch of new products, including the approximately $1.2 million raised in a private placement in March 2017, will allow us to fund our operations at least into 2018, if not longer, depending on the timing and market acceptance of our new products. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from operations in the future to meet our operating requirements and other commitments, we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

Net cash used in operating activities was approximately $659,000 for the three months ended March 31, 2017 compared to approximately $522,000 for the three months ended March 31, 2016. Our net loss was approximately $836,000 for the three months ended March 31, 2016 compared to approximately $680,000 for the three months ended March 31, 2017, a decrease of approximately $156,000.

Offsetting the decrease in the net loss, the most significant items contributing to the net increase of approximately $137,000 in cash used in operating activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 are highlighted below:

●	our accounts payable decreased by approximately $226,000 during the 2017 period compared to an decrease of approximately $78,000 during the 2016 period primarily as a result of timing of payments;

●	our prepaid expenses increased by approximately $26,000 during the 2017 period compared to an decrease of approximately $7,000 during the 2016 period as a result of timing of payments;

●	our inventory decreased by approximately $78,000 during the 2017 period compared to an decrease of approximately $106,000 during the 2016 period as a result of managing inventory levels; and

●	our inventory reserve increased by approximately $27,000 during the 2016 period compared to no change during the 2017 period.

Partially offsetting the above changes:

●	our stock-based compensation expense increased approximately $52,000 during the 2017 period compared to the 2016 period related to an increase in stock-based awards granted as a result of an increase in selling, general and administrative personnel; and

●	our amortization of debt discount was approximately $26,000 during the 2017 period with no amortization of debt discount recognized in the 2016 period.

There was no cash used in investing activities for the three months ended March 31, 2017. Net cash used in investing activities was approximately $26,000 for the three months ended March 31, 2016 as a result of the purchase of property, plant and equipment.

Net cash provided by financing activities for the three months ended March 31, 2017 was approximately $1,187,000 resulting from the issuance of common stock. Net cash provided by financing activities during the three months ended March 31, 2016 was approximately $1,000 as a result of proceeds received from the exercise of warrants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2017 or 2016.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

Changes in Internal Control Over Financial Reporting

Other than the hiring of Andrew Astor as our Chief Financial Officer, which is expected to improve our internal control over financial reporting, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we have not sold any other equity security during the quarter ended March 31, 2017 which was not registered under the Securities Act of 1933, as amended.

Item 5. Other Information

On May 5, 2017, the Company entered into a Third Amendment to License and Supply Agreement (the “Third Amendment”) with Medica S.p.A. (“Medica”), which amended the original License and Supply Agreement, dated April 23, 2012 (as amended, the “License and Supply Agreement”). Pursuant to the Third Amendment, Medica expanded the products covered by the original License and Supply Agreement to include both certain filtration products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology (collectively, the “Filtration Products”). The Third Amendment also limits the territory in which Medica granted the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale, and sell the Filtration Products to North America, Central America, Columbia, Venezuela, Chile, Ecuador, Peru, Ireland, the United Kingdom, Australia and New Zealand. The Company’s multinational distributors retain the right to market certain of the products worldwide, other than in Italy, on a non-exclusive basis.

In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €1,600,000 (approximately $1,700,000 using current exchange rates), €2,500,000 (approximately $2,700,000 using current exchange rates), €3,000,000 (approximately $3,300,000 using current exchange rates), €3,150,000 (approximately $3,400,000 using current exchange rates), €3,300,000 (approximately $3,600,000 using current exchange rates), and €3,475,000 (approximately $3,800,000 using current exchange rates) in each of calendar years 2017, 2018, 2019, 2020, 2021 and 2022, respectively.

The foregoing description of the material terms of the Third Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Third Amendment, which is filed as Exhibit 10.4 hereto, and incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.
10.1

Letter Agreement dated February 10, 2017, between Andrew Astor and the Registrant, incorporated by reference to Exhibit 10.1 to Nephros, Inc.'s Current Report on Form 8-K, filed with the SEC on February 14, 2017.

10.2

Securities Purchase Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.3	Registration Rights Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.4	Third Amendment to License and Supply Agreement, dated May 5, 2017, between the Registrant and Medica S.p.A.*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certifications by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: May 9, 2017	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

