Form 10-Q
period 2017-09-30
NEPHROS INC
filed 2017-11-09
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 5, 2017, 54,327,213 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$150	$275
Accounts receivable, net	751	388
Investment in lease, net-current portion	20	27
Inventory, net	581	479
Prepaid expenses and other current assets	107	95
Total current assets	1,609	1,264
Property and equipment, net	49	70
Investment in lease, net-less current portion	50	61
License and supply agreement, net	1,105	1,262
Other asset	11	21
Total assets	$2,824	$2,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$563	$-
Accounts payable	436	585
Accrued expenses	343	240
Deferred revenue, current portion	70	70
Total current liabilities	1,412	895
Unsecured long-term note payable, net of debt issuance costs and debt discount of $265 and $349, respectively	922	838
Long-term portion of deferred revenue	225	278
Total liabilities	2,559	2,011

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at September 30, 2017 and December 31, 2016; 54,160,547 and 49,782,797 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	54	50
Additional paid-in capital	122,530	120,835
Accumulated other comprehensive income	76	67
Accumulated deficit	(122,395)	(120,285)
Total stockholders’ equity	265	667
Total liabilities and stockholders’ equity	$2,824	$2,678

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
Product revenues	$841	$407	$2,316	$1,405
License, royalty and other revenues	75	68	193	170
Total net revenues	916	475	2,509	1,575
Cost of goods sold	384	159	1,005	667
Gross margin	532	316	1,504	908
Operating expenses:
Research and development	237	241	744	763
Depreciation and amortization	60	60	178	171
Selling, general and administrative	753	652	2,405	2,234
Total operating expenses	1,050	953	3,327	3,168
Loss from operations	(518)	(637)	(1,823)	(2,260)
Interest expense	(88)	(65)	(218)	(109)
Interest income	1	1	3	4
Other expense	(27)	(5)	(60)	(12)
Net loss	(632)	(706)	(2,098)	(2,377)
Other comprehensive income, foreign currency translation adjustments	1	1	9	1
Total comprehensive loss	$(631)	$(705)	$(2,089)	$(2,376)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)
Weighted average common shares outstanding, basic and diluted	54,142,791	48,783,097	52,473,518	48,501,810

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2016 (audited)	49,782,797	$50	$120,835	$67	$(120,285)	$667
Net loss					(2,098)	(2,098)
Cumulative effect of change in accounting principle			12		(12)	-
Net unrealized gains on foreign currency translation, net of tax				9		9
Issuance of common stock, net of equity issuance costs of $152	4,059,994	4	1,062			1,066
Issuance of common stock	300,000	-	113			113
Issuance of restricted stock	17,756	-				-
Noncash stock-based compensation			508			508
Balance, September 30, 2017	54,160,547	$54	$122,530	$76	$(122,395)	$265

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(2,098)	$(2,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	21	13
Amortization of license and supply agreement, net	157	158
Non-cash stock-based compensation, including stock options and restricted stock	508	442
Non-employee stock-based compensation	-	46
Non-cash interest expense	84	29
Inventory reserve	-	27
Allowance for doubtful accounts reserve	-	33
Loss on foreign currency transactions	16	5
(Increase) decrease in operating assets:
Accounts receivable	(341)	62
Inventory	(102)	241
Prepaid expenses and other current assets	(12)	33
Other assets	10	-
Increase (decrease) in operating liabilities:
Accounts payable	(166)	(226)
Accrued expenses	105	(18)
Deferred revenue	(53)	(52)
Net cash used in operating activities	(1,871)	(1,584)
Investing activities:
Purchase of property and equipment	-	(45)
Net cash used in investing activities	-	(45)
Financing activities:
Proceeds from issuance of common stock, net of equity issuance costs	1,179	-
Net proceeds from secured revolving credit facility	563	-
Proceeds from issuance of unsecured note	-	1,187
Proceeds from exercise of warrants	-	1
Net cash provided by financing activities	1,742	1,188
Effect of exchange rates on cash	4	-
Net decrease in cash	(125)	(441)
Cash, beginning of period	275	1,248
Cash, end of period	$150	$807
Supplemental disclosure of cash flow information
Cash paid for interest	$79	$39
Cash paid for income taxes	$6	$2

Supplemental disclosure of noncash investing and financing activities
Fair value of warrants issued with unsecured note payable	$-	$393
Investment in lease receivable, net	$-	$92
Cost of equipment in sales-type lease	$-	$92
Restricted stock issued to settle liability	$-	$51
Deposit on inventory reclassified from prepaid expenses and other current assets to inventory	$-	$18
Deposit on property and equipment reclassified from prepaid expenses and other current assets to property and equipment	$-	$124

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

Note 2 - Basis of Presentation and Going Concern

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses, during the reporting period. Actual results could differ materially from those estimates. Included in these estimates are assumptions about the collection of accounts receivable, value of inventories, useful life of fixed assets and intangible assets, assumptions used in determining stock compensation such as expected volatility and risk-free interest rate and the ability of the Company to continue as a going concern.

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

To support the Company’s cash needs, management entered into a $1,000,000 secured revolving credit facility with a commercial lender. In addition, the Company has received approval to sell a portion of its New Jersey net operating loss and research and development tax credits through a program administered by the New Jersey Economic Development Authority (“NJEDA”), which the Company anticipates will result in cash proceeds of over $1.75 million during the fourth quarter of 2017. Based on the Company’s existing cash balances, its current cash flow projections, including projected increases in product sales from the launch of new products, and the anticipated proceeds from the NJEDA tax credit program, the Company believes it will have sufficient cash resources to fund its operations through the first half of 2018, if not longer. The Company’s financial projections are subject to a number of uncertainties, including the timing and market acceptance of the Company’s new products and the Company’s ability to obtain the planned proceeds from the NJEDA tax credit program. There can be no assurance that any of such events will occur, or that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If the Company is unable to generate sufficient cash flow from operations in the future to meet its operating requirements and other commitments or obtain the anticipated proceeds from the NJEDA tax credit program, the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3 - Major Customers and Concentration of Credit Risk

For the three months ended September 30, 2017 and 2016, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2017	2016
A	14%	11%
B	14%	11%
C	12%	17%
D	8%	16%

For the nine months ended September 30, 2017 and 2016, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2017	2016
A	18%	14%
B	13%	20%
C	12%	9%

As of September 30, 2017 and December 31, 2016, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2017	2016
A	16%	6%
B	13%	36%
C	1%	12%

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $2,000 and $50,000 as of September 30, 2017 and December 31, 2016, respectively.

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

License Agreement Revenue

Deferred revenue was approximately $295,000 and $348,000 on the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, and is related to the Company’s License Agreement with Bellco (see Note 14, below), which is being deferred over the remainder of the expected obligation period. The Company has recognized approximately $2,781,000 of revenue related to the Bellco License Agreement to date and approximately $18,000 and $53,000 for the three and nine months ended September 30, 2017, respectively. The Company recognized approximately $17,000 and $52,000 of revenue related to this License Agreement for the three and nine months ended September 30, 2016, respectively. Approximately $17,000 of revenue will be recognized in the remaining three months of fiscal 2017 and approximately $69,500 of revenue will be recognized in each of the years ended December 31, 2018 through 2021.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

For the three months ended September 30, 2017 and 2016, the Company recognized royalty revenue from Bellco of approximately $57,000 and $27,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized royalty revenue from Bellco of approximately $115,000 and $84,000, respectively.

See Note 14, Commitments and Contingencies, for further discussion of the Bellco License Agreement.

Note 5 - Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying value of the investment in lease, net, approximates fair value as of September 30, 2017.

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

During the three and nine months ended September 30, 2017, the Company granted stock options to purchase 90,000 shares and 1,088,280 shares, respectively, of common stock to employees. These stock options will be expensed over their respective applicable vesting periods, which are based on service conditions and, for one grant, on performance conditions. The fair value of all stock-based awards granted during the three months ended September 30, 2017 was approximately $20,000. The fair value of all stock-based awards granted during the nine months ended September 30, 2017 was approximately $341,000.

The fair value of stock-based awards is amortized over the vesting period of the award. For stock-based awards that vest based on performance conditions (e.g., achievement of certain milestones), expense is recognized when it is probable that the condition will be met. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below weighted average assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were used for the awards granted during the nine months ended September 30, 2017.

Assumptions for Option Grants	Nine Months Ended September 30, 2017
Stock Price Volatility	107.7%
Risk-Free Interest Rates	2.04%
Expected Life (in years)	6.03
Expected Dividend Yield	-%

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

Stock-Based Compensation

Stock-based compensation expense was approximately $110,000 and $104,000 for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, approximately $103,000 and approximately $7,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2016, approximately $97,000 and approximately $7,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statements of operations and comprehensive loss.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Stock-Based Compensation Related to Stock Options for the Nine Months Ended September 30, 2017

Stock-based compensation expense was approximately $323,000 and $299,000 for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, approximately $299,000 and approximately $24,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2016, approximately $277,000 and approximately $22,000 are included in Selling, General and Administrative expenses and Research and Development expenses, respectively, on the accompanying condensed consolidated statements of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the nine months ended September 30, 2017 and 2016, as the Company is in a net operating loss position. As of September 30, 2017, there was approximately $997,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $230,000 of the $997,000 total unrecognized compensation will be recognized at the time that certain performance conditions are met. The remaining unrecognized compensation expense of approximately $767,000 will be amortized over the weighted average remaining requisite service period of 1.8 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

During the nine months ended September 30, 2017, the Company issued 17,756 shares of restricted stock as compensation for services to its Chief Executive Officer in consideration of deferred cash salary of $7,000. The grant date fair value of the outstanding restricted stock awards was approximately $7,000.

Total stock-based compensation expense for restricted stock grants was approximately $3,000 and $110,000 for the three months ended September 30, 2017 and 2016, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock grants was approximately $185,000 and $189,000 for the nine months ended September 30, 2017 and 2016, respectively, and is included in Selling, General and Administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three and nine months ended September 30, 2016, approximately $46,000 of the total stock-based compensation expense recognized for restricted stock grants was related to payment for non-employee services rendered during the respective periods.

As of September 30, 2017, there was no unrecognized compensation expense related to the restricted stock awards.

Note 7 - Warrants

There were no warrants exercised during the nine months ended September 30, 2017. For the nine months ended September 30, 2016, 19,621 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 906 shares of the Company’s common stock.

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2017	2016
Shares underlying warrants outstanding	7,432,342	3,291,149
Shares underlying options outstanding	5,549,015	4,418,160
Unvested restricted stock	-	390,625

Note 9 – Recent Accounting Pronouncements

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company adopted ASU 2015-17 during the three months ended March 31, 2017 and the adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption was permitted. The Company adopted ASU 2016-09 during the three months ended March 31, 2017 and elected to recognize forfeitures as they occur. Prior to the adoption of ASU 2016-09, the Company recognized stock-based compensation based on the estimated fair value of the award, net of expected forfeitures. As of January 1, 2017, a cumulative effect adjustment of approximately $12,000 was recognized to reflect the forfeiture rate that had been applied to unvested option awards prior to fiscal year 2017.

Recent Accounting Pronouncements, Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. Earlier application is permitted only as of fiscal years beginning after December 31, 2016, including interim reporting periods with that fiscal year. The Company is currently reviewing the revised guidance and assessing the potential impact on its consolidated financial statements.

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

Note 10 - Inventory, net

Inventory is stated at the lower of cost or net realizable value using the standard cost method and consists of raw materials and finished goods. The Company’s inventory as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Finished goods	$559,000	$528,000
Raw materials	53,000	$0
Less: inventory reserve	(31,000)	(49,000)
Total inventory, net	$581,000	$479,000

Note 11 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Tech Capital, LLC (the “Lender”). The Loan Agreement provides for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement (the “Credit Facility”). As of September 30, 2017, the principal balance of the Credit Facility was approximately $563,000. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months, which will automatically renew for successive 12-month periods unless cancelled. Availability under the Credit Facility will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Credit Facility accrue interest, which shall be payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate shall not be less than 4.25% per annum. As of September 30, 2017, the current interest rate was 7.75% per annum.

The Company also granted to the Lender a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Credit Facility. In addition, Nephros International Limited, the Company’s wholly-owned subsidiary, unconditionally guaranteed the Company’s obligations under the Credit Facility.

In connection with the Loan Agreement, the Company incurred fees of approximately $12,000 related to the issuance of the revolving credit facility. For the three and nine months ended September 30, 2017, approximately $18,000 was recognized as interest expense on the condensed consolidated interim statement of operations and comprehensive loss, which includes the debt issuance costs of approximately $12,000 in addition to interest expense incurred of approximately $6,000 on the revolving facility. As of September 30, 2017, approximately $3,000 of the $6,000 of interest expense incurred is included in accrued expenses on the condensed consolidated interim balance sheet.

Note 12 – Unsecured Promissory Notes and Warrants

On June 7, 2016, the Company entered into a Note and Warrant Purchase Agreement (the “2016 Purchase Agreement”) with certain accredited investors identified therein under which the Company issued and sold unsecured promissory notes (“Notes”) and common stock warrants (“Warrants”) resulting in total gross proceeds to the Company of approximately $1,187,000 over multiple closings under the 2016 Purchase Agreement during June 2016. The outstanding principal under the Notes accrues interest at a rate of 11% per annum. The Company is required to make interest only payments on a semi-annual basis, and all outstanding principal under the Notes is repayable in cash in June 2019, the third anniversary of the date of issuance. In connection with the transactions contemplated by the 2016 Purchase Agreement, the Company incurred approximately $13,000 in legal fees.

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

For the three and nine months ended September 30, 2017, approximately $30,000 and $84,000, respectively, was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated interim statement of operations and comprehensive loss. Approximately $23,000 and $29,000 was recognized as amortization of debt discount during the three and nine months ended September 30, 2016, respectively, and is included in interest expense on the condensed consolidated interim statement of operations and comprehensive loss.

For the three and nine months ended September 30, 2017, approximately $33,000 and $99,000, respectively, of interest expense has been incurred related to the Notes. For the three and nine months ended September 30, 2016, approximately $33,000 and $43,000, respectively, of interest expense has been incurred related to the Notes. As of September 30, 2017, approximately $45,000 is included in accrued expenses on the condensed consolidated interim balance sheet. As of September 30, 2017 and December 31, 2016, the portion of the outstanding Notes due to entities controlled by a member of management and to the majority shareholder amounted to $30,000 and $300,000, respectively.

Note 13 – Stockholders’ Equity

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

Note 14 – Commitments and Contingencies

Manufacturing and Suppliers

The Company has not, and does not intend in the foreseeable future, to manufacture any of its products and components. The Company entered into a license agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters, the OLpur MD 190 and MD 220 (the “Products”). Under the License Agreement, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon the Company’s written approval, other European countries where the Company does not sell the Products, as well as non-European countries (referred to as the “Territory”).

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

On February 19, 2014, the Company entered into the First Amendment to License Agreement (the “First Amendment”) with Bellco. Pursuant to the First Amendment, the Company and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. The First Amendment also expands the Territory covered by the License Agreement to include, on an exclusive basis, Sweden, Denmark, Norway and Finland, and, on a non-exclusive basis, Korea, Mexico, Brazil, China and the Netherlands. The First Amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $1.87 using current exchange rates) per unit; thereafter, €1.25 (approximately $1.34 using current exchange rates) per unit. In addition, the Company received a total of €450,000 (approximately $612,000) in upfront fees in connection with the First Amendment, half of which was received on February 19, 2014 and the remaining half was received on April 4, 2014. In addition, the First Amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and to engage in an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €300,000 (approximately $400,000), €500,000 (approximately $700,000) and €750,000 (approximately $880,000) for the years 2012, 2013 and 2014, respectively. The Company’s aggregate purchase commitments totaled approximately €1,200,000 (approximately $1,300,000) and €999,000 (approximately $1,119,000) for the years ended December 31, 2016 and 2015, respectively. In exchange for the license, the Company paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013.

As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair value of these stock options was approximately $273,000 at the time of their issuance, calculated as described in Note 6 under Stock-Based Compensation. Together with the total installment payments described above, the fair value of the options has been capitalized as license and supply agreement, net. The gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the consolidated balance sheet is approximately $1,105,000 and $1,262,000 as of September 30, 2017 and December 31, 2016, respectively. Accumulated amortization is approximately $1,145,000 and $988,000 as of September 30, 2017 and December 31, 2016, respectively. The asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $53,000 has been charged to amortization expense for each of the three-month periods ended September 30, 2017 and 2016 on the condensed consolidated statement of operations and comprehensive loss. Approximately $157,000 and $158,000 has been charged to amortization expense for the nine months ended September 30, 2017 and 2016, respectively, on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. For the three and nine months ended September 30, 2017, approximately $7,000 and $17,000 of interest, respectively, was recognized as interest expense. For the three and nine months ended September 30, 2016, approximately $9,000 and $37,000 of interest, respectively, was recognized as interest expense.

On May 5, 2017, the Company entered into a Third Amendment to License and Supply Agreement (the “Third Amendment”) with Medica. Pursuant to the Third Amendment, Medica expanded the products covered by the original License and Supply Agreement to include both certain filtration products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology (collectively, the “Filtration Products”). The Third Amendment also limits the territory in which Medica granted the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale, and sell the Filtration Products to North America, Central America, Columbia, Venezuela, Chile, Ecuador, Peru, Ireland, the United Kingdom, Australia and New Zealand. The Company’s multinational distributors retain the right to market certain of the products worldwide, other than in Italy, on a non-exclusive basis.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €1,600,000 (approximately $1,700,000 using current exchange rates), €2,500,000 (approximately $2,700,000 using current exchange rates), €3,000,000 (approximately $3,300,000 using current exchange rates), €3,150,000 (approximately $3,400,000 using current exchange rates), €3,300,000 (approximately $3,600,000 using current exchange rates), and €3,475,000 (approximately $3,800,000 using current exchange rates) in each of calendar years 2017, 2018, 2019, 2020, 2021 and 2022, respectively. For the nine months ended September 30, 2017, the Company’s purchase commitments totaled €1,400,000 (approximately $1,650,000 using current exchange rates).

On September 26, 2017, the Company entered into a Fourth Amendment to the License and Supply Agreement with Medica which extended the term of the License and Supply Agreement from December 31, 2022 to December 31, 2025, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. As a result of the amendment, approximately $33,000 of amortization expense will be recognized in the remainder of 2017 and approximately $134,000 will be recognized in each of the years ended December 31, 2018 through 2025.

In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €3,625,000 (approximately $4,300,000 using current exchange rates), €3,825,000 (approximately $4,500,000 using current exchange rates), and €4,000,000 (approximately $4,700,000 using current exchange rates) in each of calendar years 2023, 2024, and 2025, respectively.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the Filtration Products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $7,000 and $18,000 in royalties are included in accrued expenses as of September 30, 2017 and December 31, 2016, respectively.

Contractual Obligations

The Company has an operating lease that expires on November 30, 2018 for the rental of its U.S. office and research and development facilities with a monthly cost of approximately $9,000. The Company intends to terminate this lease on or about December 15, 2017, and to pay an early termination fee of approximately $5,000 during the fourth quarter of 2017. Included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2017 and in other assets as of December 31, 2016 is approximately $21,000 related to a security deposit for the U.S. office facility. Rent expense was approximately $32,000 and $31,000 for the three months ended September 30, 2017 and 2016, respectively. Rent expense was approximately $91,000 and $98,000 for the nine months ended September 30, 2017 and 2016, respectively.

The Company has entered into a five-year lease that will commence on or about December 15, 2017 for a new headquarters facility in South Orange, New Jersey, with a monthly cost of $11,000. Included in other assets on the condensed consolidated balance sheet as of September 30, 2017 is $11,000 for a security deposit on this lease. Included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2017 is $11,000 for prepaid rent for this lease.

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the direct financing lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s consolidated statement of cash flows. At lease inception, an investment in lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. During the three and nine months ended September 30, 2017, approximately $1,000 and $3,000, respectively, was recognized in interest income. During the three and nine months ended September 30, 2016, approximately $1,000 and $4,000, respectively, was recognized in interest income. As of September 30, 2017, investment in lease, current is approximately $20,000, net of unearned interest of $3,000. As of September 30, 2017, investment in lease, noncurrent, is approximately $50,000, net of unearned interest of $3,000.

As of September 30, 2017, scheduled maturities of minimum lease payments receivable were as follows:

2017	$11,000
2018	18,000
2019	19,000
2020	22,000
70,000
Less: Current portion	(20,000)
Investment in sales-type lease, noncurrent	$50,000

Included in the above scheduled maturities of minimum lease payments receivable, approximately $7,000 was due as of September 30, 2017.

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

Business Overview

Nephros is a commercial stage medical device and commercial products company that develops and sells high performance liquid purification filters and hemodiafiltration (“HDF”) systems. Our filters, which are generally classified as ultrafilters, are primarily used in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate and are used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites and endotoxins.

Our OLpūr H2H Hemodiafiltration System, used in conjunction with a standard hemodialysis machine, is the only FDA 510(k) cleared medical device that enables nephrologists to provide hemodiafiltration treatment to patients with end stage renal disease (“ESRD”). Additionally, we sell hemodiafilters, which serve the same purpose as dialyzers in a hemodialysis treatment, and other disposables used in the hemodiafiltration treatment process.

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular water purification.

To support our cash needs, we have entered into a $1,000,000 secured revolving credit facility with a commercial lender. In addition, we have also received approval to sell a portion of our New Jersey net operating loss and research and development tax credits through a program administered by the New Jersey Economic Development Authority (“NJEDA”), which we anticipate will result in cash proceeds of over $1.75 million during the fourth quarter of 2017. Based on our existing cash balances, our current cash flow projections, including projected increases in product sales from the launch of new products, and the anticipated proceeds from the NJEDA tax credit program, we believe we will have sufficient cash resources to fund our operations through the first half of 2018, if not longer. However, our financial projections are subject to a number of uncertainties, including the timing and market acceptance of our new products and our ability to obtain the planned proceeds from the NJEDA tax credit program. There can be no assurance that any of such events will occur or that our future cash flow will be sufficient to meet our obligations and commitments. See “ – Liquidity and Capital Resources,” below.

Our Products

Presently, we produce two core product lines: HDF systems and water ultrafiltration products. The ultrafiltration technology was originally developed as a component of the HDF system and emerged as a separate business unit in 2009. HDF is a long-term investment that we expect to grow as we develop a second-generation system and as the U.S. dialysis market reimbursement environment migrates to full capitation. Water ultrafiltration is a near-term market opportunity that we expect to continue to grow rapidly as we launch new products and further penetrate the market.

Since 2014, we have focused on expanding our product portfolio to include standardized form factors to better “plug and play” into existing filtration infrastructure and on developing relationships with value-added resellers (“VARs”) to rapidly expand access to our target customers. While currently we primarily focus on customers in medical markets, our VARs who support our medical market customers also support a wide range of commercial and industrial customers. We believe that our existing VAR relationships will facilitate growth in filter sales outside of the medical industry.

HDF Systems

The current standard of care in the United States for patients with chronic renal failure is hemodialysis (“HD”), a process in which toxins are cleared via diffusion. Patients typically receive HD treatments at least 3 times weekly for 3-4 hours per treatment. HD is most effective in removing smaller, easily diffusible toxins. For patients with acute renal failure, the current standard of care in the United States is hemofiltration (“HF”), a process where toxins are cleared via convection. HF offers a much better removal of larger sized toxins when compared to HD. However, HF treatment is more challenging for patients, as it is performed on a daily basis, and typically takes 12-24 hours per treatment.

NEPHROS, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hemodiafiltration (“HDF”) is an alternative dialysis modality that combines the benefits of HD and HF into a single therapy by clearing toxins using both diffusion and convection. Though not widely used in the United States, HDF is prevalent in Europe and is performed for a growing number of patients. Clinical experience and literature show the following clinical and patient benefits of HDF:

●	Enhanced clearance of middle and large molecular weight toxins

●	Improved survival - up to a 35% reduction in mortality risk

●	Reduction in the occurrence of dialysis-related amyloidosis

●	Reduction in inflammation

●	Reduction in medication such as EPO and phosphate binders

●	Improved patient quality of life

●	Reduction in number of hospitalizations and overall length of stay

However, like HF, HDF can be resource-intensive and can require a significant amount of time to deliver one course of treatment.

We have developed a modified approach to HDF that we believe is more patient-friendly, less resource-intensive, and can be used in conjunction with current HD machines. We refer to our approach as an on-line mid-dilution hemodiafiltration (“mid-dilution HDF”) system. Our solution consists of our OLpūr H2H Hemodiafiltration Module (“H2H Module”), our OLpūr MD 220 Hemodiafilter (“HDF Filter”) and our H2H Substitution Filter (“Dialysate Filter”).

Our H2H Module attaches to a standard HD machine to perform on-line hemodiafiltration therapy. The HD machine controls and monitors the basic treatment functions, as it would normally when providing HD therapy. The H2H Module is a free-standing, movable device that is placed next to either side of an HD machine. The H2H Module is connected to the clinic’s water supply, drain, and electricity.

The H2H Module utilizes the HDF Filter, and is very similar to a typical hollow fiber dialyzer assembled with a single hollow fiber bundle made with a high-flux (or high-permeability) membrane. The fiber bundle is separated into two discrete, but serially connected, blood paths. Dialysate flows in one direction that is counter-current to blood flow in Stage 1 and co-current to blood flow in Stage 2.

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

Our HDF system conforms with current ANSI/AAMI/ISO standards and is cleared by the FDA for the treatment of patients with chronic renal failure in the United States. Our solution is the only on-line mid-dilution HDF system cleared by the FDA to date.

Both DaVita Healthcare Partners and the Renal Research Institute (a research division of Fresenius Medical Care) have conducted evaluations of our hemodiafiltration system in their clinics. We gathered direct feedback from these evaluations, and, in January 2016, updated our training procedures and rolled out a software update focused on improving the system’s alignment with nurse work flow.

Vanderbilt University began treating patients with our HDF systems early in 2017. Our goal during 2017 and 2018 is to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm, with the ultimate goals of (a) improving the quality of life for the patient, (b) reducing overall expenditure compared to other dialysis modalities, (c) minimizing the impact on nurse work flow at the clinic, and (d) demonstrating the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. In addition, we are in the process of developing version 2.0 of our HDF system, which will enable us to manufacture at scale, as well as potentially reduce the per treatment cost of performing HDF. We filed a provisional patent on our new system design in June 2017 and intend to invest in the development of this new system upon achieving positive cash flow.

NEPHROS, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ultrafiltration Products

Our ultrafilters are used in both medical and non-medical applications. Like competing filters, they purify by passing liquids through the pores of polysulfone hollow fiber. Our filters’ pores are significantly smaller than those of competing products, resulting in highly effective elimination of water borne pathogens, including legionella bacteria (the cause of legionnaires disease). Additionally, the fiber structure and pore density in our hollow fiber enables significantly higher flow rates than in other polysulfone hollow fiber.

During 2016 and 2017, we developed several ultrafilter cartridge products that are designed to fit directly into existing water filtration systems, eliminating the need for plumbing modifications during installation and replacement. These “plug and play” systems are an important part of our strategy to penetrate the water filtration market.

Target Markets

Our ultrafiltration products currently target the following markets:

●	Hospitals and Other Healthcare Facilities: Filtration of water for washing and drinking as an aid in infection control. The filters produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures, and washing of surgeons’ hands.

●	Dialysis Centers – Water/Bicarbonate: Filtration of water or bicarbonate concentrate used in HD devices.

●	Commercial Facilities: Filtration of water for washing and drinking, including use in ice machines and soft drink dispensers.

●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

Hospitals and Other Healthcare Facilities. According to the American Hospital Association, approximately 5,700 hospitals, with approximately 915,000 beds, treated over 35 million patients in the United States in 2013. The U.S. Centers for Disease Control and Prevention estimates that healthcare associated infections (“HAI”) occurred in approximately 1 out of every 25 hospital patients, or about 1.4 million patients in 2013. HAIs affect patients in a hospital or other healthcare facility and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility, but appearing after discharge, and occupational infections among staff. Many HAIs are caused by waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities.

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

In June 2017, the Center for Clinical Standards and Quality at the Centers for Medicare and Medicaid Services (“CMS”) announced the addition of requirements for facilities to develop policies and procedures that inhibit the growth and spread of legionella and other opportunistic pathogens in building water systems. Going forward CMS surveyors will review policies, procedures, and reports documenting water management implementation results to verify that facilities are compliant with their requirements. We believe that these CMS regulations may have a positive impact on the sale of our HAI-inhibiting ultrafilters.

We currently have 510(k) clearance on the following portfolio of medical device products for use in the hospital setting to aid in infection control:

●	The DSU-H is an in-line, 0.005 micron ultrafilter that provides dual-stage protection from water borne pathogens. The DSU-H is primarily used to filter potable water feeding ice machines, sinks and medical equipment, such as endoscope washers and surgical room humidifiers. The DSU-H has an up to 6 month product life when used in the hospital setting.

●	The SSU-H is an in-line, 0.005 micron ultrafilter that provides single-stage protection from water borne pathogens. The SSU-H is primarily used to filter potable water feeding sinks, showers and medical equipment. The SSU-H has an up to 3 month product life when used in the hospital setting.

●	The S100 is a Point of Use, 0.01 micron microfilter that provides protection from water borne pathogens. The S100 is primarily used to filter potable water at sinks and showers. The S100 has an up to 3 month product life when used in the hospital setting.

NEPHROS, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	The HydraGuardTM and HydraGuardTM - Flush are 0.005 micron cartridge ultrafilters that provide single-stage protection from water borne pathogens. The HydraGuardTM ultrafilters are primarily used to filter potable water feeding ice machines and medical equipment, such as endoscope washers and surgical room humidifiers. The HydraGuardTM has an up to 6 month product life and the HydraGuardTM – Flush has an up to 12 month product life when used in the hospital setting.

The S100 and HydraGuardTM were both designed to work with existing plumbing infrastructure. We received 510(k) clearance from the FDA to market the HydraGuardTM in December 2016, began shipping the HydraGuardTM in July 2017, and began shipping the HydraGuardTM – Flush in September 2017.

The complete hospital infection control product line, including in-line, point of use and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/ . We are not including the information on our website as a part of, or incorporating it by reference into, this Quarterly Report on Form 10-Q.

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

Medicare is the main payer for dialysis treatment in the United States. To be eligible for Medicare reimbursement, dialysis centers must meet the minimum standards for water and bicarbonate concentrate quality set by the Association for the Advancement of Medical Instrumentation (“AAMI”), the American National Standards Institute (“ANSI”) and the International Standards Organization (“ISO”). We anticipate that the stricter standards approved by these organizations in 2009 will be adopted by Medicare in the near future.

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

The EndoPur is a cartridge-based, “plug and play” market entry that requires no plumbing at installation or replacement. In March 2017, we received 510(k) clearance from the FDA to market the EndoPur 10” filter. We began shipping the EndoPur 10” filter in July of 2017, and the 20” and 30” versions in September of 2017.

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

In the fourth quarter of 2017, we expect to launch a lead filtration system that will address both soluble and particulate lead in potable water, with the ability to treat up to 9,000 gallons of water between filter change-outs.

Military and Outdoor Recreation. We developed our individual water treatment device (“IWTD”) in both in-line and point-of-use configurations. Our IWTD allows a soldier in the field to derive drinking water from any fresh water source. This enables the soldier to remain hydrated, which will maintain mission effectiveness and unit readiness and extend mission reach. Our IWTD is one of the few portable filters that has been validated by the military to meet the NSF Protocol P248 standard. It has also been approved by the U.S. Army Public Health Command and the U.S. Army Test and Evaluation Command for deployment.

In May 2015, we entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak is also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. During the nine months ended September 30, 2017, we recognized royalty revenue of $25,000 related to this Sublicense Agreement. During the nine months ended September 30, 2016, we recognized royalty revenue of $10,000 related to this Sublicense Agreement.

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

Critical Accounting Policies

For the nine-month period ended September 30, 2017, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

We are subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 9, “Recent Accounting Pronouncements,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

NEPHROS, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

Total net revenues for the three months ended September 30, 2017 were approximately $916,000 compared to approximately $475,000 for the three months ended September 30, 2016, an increase of approximately $441,000, or 93%. Total product revenues for the three months ended September 30, 2017 were approximately $841,000 compared to approximately $407,000 for the three months ended September 30, 2016, an increase of approximately $434,000, or 107%. These increases were primarily driven by an increase in the number of filters sold in 2017 versus in 2016, which we believe indicates early success of our strategy to provide dialysis-quality water filtration into the water-borne infection control market within the hospital sector.

Cost of Goods Sold

Cost of goods sold was approximately $384,000 for the three months ended September 30, 2017 compared to approximately $159,000 for the three months ended September 30, 2016, an increase of approximately $225,000, or 142%. The increase in cost of goods sold was related to an increase in number of filters sold and exceeded the revenue growth rate due to the effects of foreign exchange, the timing of certain purchases, and the mix of products sold during the period.

Research and Development Expenses

Research and development expenses were approximately $237,000 and $241,000 for the three months ended September 30, 2017 and September 30, 2016, respectively. This decrease of approximately $4,000, or 2%, reflects a minor reduction due to increased focus on new product launches during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expense was approximately $60,000 for each of the three-month periods ended September 30, 2017 and 2016. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $53,000 for each of the three-month periods ended September 30, 2017 and 2016. The remaining $7,000 recognized in each of the three months ended September 30, 2017 and 2016 was depreciation on equipment and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $753,000 for the three months ended September 30, 2017 compared to approximately $652,000 for the three months ended September 30, 2016, an increase of approximately $101,000, or 15%. The increase is primarily due to increased salary, commission and benefit expenses for increased selling, general and administrative personnel.

Interest Expense

Interest expense of approximately $88,000 for the three months ended September 30, 2017 consisted of approximately $33,000 of interest accruing under the promissory notes that we issued in June 2016, approximately $30,000 related to the amortization of debt discount under the promissory notes, approximately $12,000 of debt issuance costs related to the issuance of the secured revolving credit facility, approximately $6,000 of interest accruing on the secured revolving credit facility, and approximately $7,000 of interest due on outstanding payables to a vendor. Interest expense of approximately $65,000 for the three months ended September 30, 2016 consisted of approximately $33,000 of interest related to the promissory notes that we issued in June 2016, approximately $23,000 related to the amortization of debt discount under the promissory notes, and approximately $9,000 of interest due on outstanding payables to a vendor.

Interest Income

Interest income of approximately $1,000 for each of the three months ended September 30, 2017 and 2016 relates to interest income recognized on a lease receivable.

Other Expense

Other expense of approximately $27,000 and $5,000 for the three months ended September 30, 2017 and 2016, respectively, related to foreign currency losses on invoices paid to an international supplier.

NEPHROS, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues

Total net revenues for the nine months ended September 30, 2017 were approximately $2,509,000 compared to approximately $1,575,000 for the nine months ended September 30, 2016, an increase of approximately $934,000, or 59%. This increase was primarily driven by an increase in the number of filters sold in 2017 versus in 2016, which we believe indicates early success of our strategy to provide dialysis-quality water filtration into the water-borne infection control market within the hospital sector.

Cost of Goods Sold

Cost of goods sold was approximately $1,005,000 for the nine months ended September 30, 2017 compared to approximately $667,000 for the nine months ended September 30, 2016, an increase of approximately $338,000, or 51%. The increase was related to the increase in filters sold.

Research and Development Expenses

Research and development expenses were approximately $744,000 and $763,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively. This decrease of approximately $19,000, or 2%, reflects a minor reduction due to increased focus on new product launches during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expense was approximately $178,000 for the nine months ended September 30, 2017 compared to approximately $171,000 for the nine months ended September 30, 2016. Amortization expense related to the asset recognized in conjunction with the License and Supply Agreement with Medica S.p.A was $157,000 and $158,000 for the nine months ended September 30, 2017 and 2016, respectively. The remaining $21,000 and $13,000 recognized in the nine months ended September 30, 2017 and 2016, respectively, was depreciation on equipment and tools.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,405,000 for the nine months ended September 30, 2017 compared to approximately $2,234,000 for the nine months ended September 30, 2016, an increase of approximately $171,000, or 8%. The increase is primarily due to salary, commission, and benefit expenses for increased selling, general and administrative personnel.

Interest Expense

Interest expense of approximately $218,000 for the nine months ended September 30, 2017 consisted of approximately $99,000 of interest accruing under the promissory notes that we issued in June 2016, approximately $84,000 related to the amortization of debt discount under the promissory notes, approximately $12,000 of debt issuance costs related to the issuance of the secured revolving credit facility, approximately $6,000 of interest accruing on the secured revolving credit facility, and approximately $17,000 of interest due on outstanding payables to a vendor. Interest expense of approximately $109,000 for the nine months ended September 30, 2016 consisted of approximately $43,000 of interest accruing under the promissory notes that we issued in June 2016, approximately $29,000 related to the amortization of debt discount under the promissory notes, and approximately $37,000 of interest due on outstanding payables to a vendor.

Interest Income

Interest income of approximately $3,000 and $4,000 for each of the nine months ended September 30, 2017 and 2016, respectively, relates to interest income recognized on a lease receivable.

Other Expense

Other expense of approximately $60,000 for the nine months ended September 30, 2017 related to foreign currency losses on invoices paid to an international supplier. Other expense for the nine months ended September 30, 2016 consisted of approximately $12,000 related to foreign currency losses of approximately $14,000 on invoices paid to an international supplier offset partially by miscellaneous other income of approximately $2,000.

NEPHROS, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2017 and December 31, 2016 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	September 30, 2017	December 31, 2016
Cash	$150	$275
Other current assets	1,459	989
Working capital surplus	197	369
Stockholders’ equity	265	667

At September 30, 2017, we had an accumulated deficit of approximately $122,395,000 and we expect to incur additional operating losses in the foreseeable future at least until such time, if ever, that we are able to increase product sales or license revenue. We have financed our operations since inception primarily through the private placements of equity and debt securities, our initial public offering, license revenue, and rights offerings.

Our future liquidity sources and requirements will depend on many factors, including:

●	availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;

●	market acceptance of our products, and our ability to effectively and efficiently produce and market our products;

●	continued progress in, and the costs of, clinical studies and other research and development programs;

●	costs involved in filing and enforcing patent claims and the status of competitive products; and

●	cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	marketing and sales of our water filtration products;

●	business development opportunities with respect to our chronic renal treatment system; and

●	working capital purposes.

At September 30, 2017, we had cash totaling approximately $150,000 and total assets of approximately $1,719,000, excluding other intangible assets (related to the License and Supply Agreement with Medica S.p.A.) of approximately $1,105,000.

We have pursued two different sources of additional, non-dilutive financing. First, we entered into a $1,000,000 secured revolving credit facility with Tech Capital, LLC (the “Credit Facility”). As of September 30, 2017, the principal balance of the Credit Facility was approximately $563,000 and we are using these proceeds for working capital and general corporate purposes. See Note 11, “Secured Revolving Credit Facility,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on the Credit Facility.

Second, we have received approval to sell a portion of our New Jersey net operating losses and research and development tax credits through a program administered by the New Jersey Economic Development Authority (“NJEDA”), which we anticipate will result in cash proceeds of over $1.75 million during the fourth quarter of 2017.

Based on our existing cash balances, our current cash flow projections, including projected increases in product sales from the launch of new products, and the anticipated proceeds from the NJEDA tax credit program, we believe that we will have sufficient cash resources to fund our operations at least through the first half of 2018, if not longer. However, our financial projections are subject to a number of uncertainties, including the timing and market acceptance of our new products and our ability to obtain the planned proceeds from the NJEDA tax credit program. There can be no assurance that any of such events will occur or that our future cash flow will be sufficient to meet our obligations and commitments. If we are unable to generate sufficient cash flow from our operations in the future to meet our operating requirements and other commitments or obtain the anticipated proceeds from the NJEDA tax credit program, we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing our planned activities, or ceasing our operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all or that these actions would enable us to continue to satisfy our capital requirements.

NEPHROS, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in operating activities was approximately $1,871,000 for the nine months ended September 30, 2017 compared to approximately $1,584,000 for the nine months ended September 30, 2016. Our net loss was approximately $2,098,000 for the nine months ended September 30, 2017 compared to approximately $2,377,000 for the nine months ended September 30, 2016, a decrease of approximately $279,000.

Offsetting the decrease in the net loss, the most significant items contributing to the net increase of approximately $287,000 in cash used in operating activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 are highlighted below:

●	our accounts receivable increased by approximately $341,000 during the 2017 period compared to a decrease of approximately $62,000 during the 2016 period primarily as a result of increased revenue and timing of payments;

●	our inventory increased by approximately $102,000 during the 2017 period compared to a decrease of approximately $241,000 during the 2016 period as a result of managing inventory levels to accommodate increase in revenue; and

Partially offsetting the above changes:

●	our accounts payable decreased by approximately $166,000 during the 2017 period compared to a decrease of approximately $226,000 during the 2016 period primarily as a result of timing of payments; and

●	our accrued expenses increased by approximately $105,000 during the 2017 period compared to a decrease of approximately $18,000 during the 2016 period primarily as a result of timing of payments.

There was no cash used in investing activities for the nine months ended September 30, 2017. Net cash used in investing activities was approximately $45,000 for the nine months ended September 30, 2016 as a result of the purchase of property, plant and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $1,742,000 resulting from the net proceeds from the issuance of common stock of approximately $1,179,000 and net proceeds from our revolving credit facility of approximately $563,000. Net cash provided by financing activities for the nine months ended September 30, 2016 of $1,188,000 resulted from net proceeds of approximately $1,187,000 resulting from the issuance of unsecured promissory notes and approximately $1,000 of proceeds resulting from the exercise of warrants.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017 or December 31, 2016.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines for bringing such products to market and the availability of funding sources for continued development of such products and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions, and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we may not be able to continue as a going concern;

●	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;

●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

NEPHROS, INC. AND SUBSIDIARY

Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	we face potential liability associated with the production, marketing and sale of our products and the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation;

●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act or any other statutes or regulations, then we could be subject to enforcement actions by the FDA or other governmental agencies;

●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;

●	we may not have sufficient capital to successfully implement our business plan;

●	we may not be able to effectively market our products;

●	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;

●	we may encounter problems with our suppliers, manufacturers and distributors;

●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

●	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;

●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;

●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and

●	we may not be able to achieve sales growth in key geographic markets.

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
10.1

Loan and Security Agreement dated August 17, 2017, between Nephros, Inc. and Tech Capital, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2017).

10.2

Fourth Amendment to License and Supply Agreement, dated September 26, 2017, between Nephros, Inc. and Medica S.p.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 27, 2017).

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

NEPHROS, INC.

Date: November 9, 2017	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

