Form 10-K
period 2017-12-31
NEPHROS INC
filed 2018-02-26
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 001-32288

NEPHROS, INC.

(Exact name of registrant specified in its charter)

Delaware	13-3971809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

380 Lackawanna Place

South Orange, NJ 07079

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2017, was approximately $5,160,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or OTCQB, on June 30, 2017. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2017.

As of February 26, 2018 there were 56,793,267 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement (the “2018 Proxy Statement”), which will be filed with the SEC in connection with the 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K. The 2018 Proxy Statement will be filed within 120 days of December 31, 2017.

NEPHROS, INC. AND SUBSIDIARY

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, our ability to continue as a going concern and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we may not be able to continue as a going concern;
●	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, then we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and
●	we may not be able to achieve sales growth in key geographic markets.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Annual Report on Form 10-K, is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Overview

We are a commercial stage medical device and commercial products company that develops and sells high performance liquid purification filters and hemodiafiltration (“HDF”) systems. Our filters, which are generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

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

Our Products

Presently, we produce two core product lines: water ultrafiltration products and HDF systems. Our ultrafiltration technology was originally developed as a component of the HDF system. HDF is a long-term investment that we expect to grow as we develop a second-generation system and as the U.S. dialysis market reimbursement environment migrates to full capitation. Water ultrafiltration is our primary near-term market opportunity, which we expect to continue to grow rapidly as we launch new products and further penetrate the market.

Ultrafiltration Products

Our ultrafilters are used in both medical and non-medical applications. Like competing filters, they purify by passing liquids through the pores of polysulfone hollow fiber. Our filters’ pores are significantly smaller than those of competing products, resulting in highly effective elimination of water-borne pathogens, including legionella bacteria (the cause of Legionnaires disease). Additionally, the fiber structure and pore density in our hollow fiber enables significantly higher flow rates than in other polysulfone hollow fiber.

During 2016 and 2017, we developed several ultrafilter cartridge products that are designed to fit directly into existing water filtration systems, eliminating the need for plumbing modifications during installation and replacement. These “plug and play” systems are an important part of our strategy to penetrate the water filtration market.

Our sales strategy is a combination of direct selling to end customers and indirect selling through value-added resellers (“VARs”). Leveraging VARs has enabled us to expand rapidly our access to target customers in the medical market without significant sales staff expansion. In addition, while we are currently focused in medical markets, the VARs that support these customers also support a wide variety of commercial and industrial customers. We believe that our VAR relationships will facilitate growth in filter sales outside of the medical industry.

Target Markets

Our ultrafiltration products currently target the following markets:

●	Hospitals and Other Healthcare Facilities: Filtration of water for washing and drinking as an aid in infection control. The filters produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures, and washing of surgeons’ hands.

●	Dialysis Centers: Filtration of water or bicarbonate concentrate used in hemodialysis.

●	Commercial Facilities: Filtration of water for washing and drinking, including use in ice machines and soft drink dispensers.

●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

Hospitals and Other Healthcare Facilities. According to the American Hospital Association, approximately 5,700 hospitals, with approximately 915,000 beds, treated over 35 million patients in the United States in 2013. The U.S. Centers for Disease Control and Prevention estimates that healthcare associated infections (“HAI”) occurred in approximately 1 out of every 25 hospital patients, or about 1.4 million patients in 2013. HAIs affect patients in hospitals or other healthcare facilities, and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility, but appearing after discharge, and occupational infections among staff. Many HAIs are caused by waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities.

The Affordable Care Act, passed in March 2010, puts in place comprehensive health insurance reforms that aim to lower costs and enhance quality of care. With its implementation, healthcare providers have substantial incentives to deliver better care or be forced to absorb the expenses associated with repeat medical procedures or complications like HAIs. As a consequence, hospitals and other healthcare facilities are proactively implementing strategies to reduce HAI potential. Our ultrafilters are designed to aid in infection control in the hospital and healthcare setting by treating facility water at the points of delivery, such as ice machines, sinks and showers.

In June 2017, the Center for Clinical Standards and Quality at the Centers for Medicare and Medicaid Services (“CMS”) announced the addition of requirements for facilities to develop policies and procedures that inhibit the growth and spread of legionella and other opportunistic pathogens in building water systems. Going forward, CMS surveyors will review policies, procedures, and reports documenting water management implementation results to verify that facilities are compliant with these requirements. We believe that these CMS regulations may have a positive impact on the sale of our HAI-inhibiting ultrafilters.

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the hospital setting to aid in infection control:

●	The DSU H is an in-line, 0.005 micron ultrafilter that provides dual-stage protection from water borne pathogens. The DSU H is primarily used to filter potable water feeding ice machines, sinks, and medical equipment, such as endoscope washers and surgical room humidifiers. The DSU H has an up to 6 month product life when used in a hospital setting.

●	The SSU H is an in-line, 0.005 micron ultrafilter that provides single-stage protection from water borne pathogens. The SSU H is primarily used to filter potable water feeding sinks, showers and medical equipment. The SSU H has an up to 3 month product life when used in a hospital setting.

●	The S100 is a point-of-use, 0.01 micron microfilter that provides protection from water borne pathogens. The S100 is primarily used to filter potable water feeding sinks and showers. The S100 has an up to 3 month product life when used in a hospital setting.

●	The HydraGuardTM and HydraGuardTM - Flush are 0.005 micron cartridge ultrafilters that provide single-stage protection from water borne pathogens. The HydraGuardTM ultrafilters are primarily used to filter potable water feeding ice machines and medical equipment, such as endoscope washers and surgical room humidifiers. The HydraGuardTM has an up to 6 month product life and the HydraGuardTM - Flush has an up to 12 month product life when used in a hospital setting.

We received FDA 510(k) clearance to market the HydraGuardTM in December 2016 and began shipping it in July 2017. We began shipping the HydraGuardTM - Flush in September 2017. The DSU, SSU, and S100 products were 510(k)-cleared in prior years.

The complete hospital infection control product line, including in-line, point-of-use, and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/ . We are not including the information on our website as a part of, nor incorporating it by reference, into this Annual Report on Form 10-K.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus, and endotoxin retention:

●	The DSU D, SSU D and SSUmini are in-line, 0.005 micron ultrafilters that provide protection from bacteria, viruses, and endotoxins. All of these products have an up to 12 month product life in the dialysis setting, and are used to filter water following treatment with a reverse osmosis (“RO”) system, and to filter bicarbonate concentrate. These ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines, and as a polish filter for portable RO machines.

●	The EndoPur is a 0.005 micron cartridge ultrafilter that provides single-stage protection from bacteria, viruses, and endotoxins. The EndoPur has an up to 12 month product life in the dialysis setting, and is used to filter water following treatment with an RO system. More specifically, the EndoPur is used primarily to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic. The EndoPur is available in 10”, 20”, and 30” configurations.

The EndoPur is a cartridge-based, “plug and play” market entry that requires no plumbing at installation or replacement. In March 2017, we received FDA 510(k) clearance to market the EndoPur filter. We began shipping the EndoPur 10” filter in July 2017 and the 20” and 30” versions in September 2017.

Commercial and Industrial Facilities. We currently market the following portfolio of proprietary products for use in the commercial, industrial, and food service settings:

●	The NanoGuard D is an in-line, 0.005 micron ultrafilter that provides dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard D is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard S is an in-line, 0.005 micron ultrafilter that provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard S is primarily used to filter potable water feeding ice machines, sinks, showers and equipment that requires or benefits from ultrafiltered water, and filters up to 3,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard E is a 0.005 micron ultrafilter cartridge that plugs into an Everpure® filter manifold and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard E is primarily used to filter potable water feeding ice machines, beverage dispensers, and other equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard C is a 0.005 micron cartridge ultrafilter that fits with most 10”, 20”, 30” and 40” cartridge housings and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard C is primarily used to filter potable water feeding ice machines and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water per 10” of length, depending upon the particle load.

●	The NanoGuard F is a 0.005 micron flushable cartridge ultrafilter, available in 10” or 20” sizes and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard F is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water. The NanoGuard F has an up to 12 month product life and can filter up to 2.5 gallons per minute per 10” length, depending upon the particle load.

In April 2017, we announced a partnership with WorldWater & Solar Technology to provide ultrafiltration capabilities to their drinking water systems. This partnership centers on our NanoGuard F product line. This partnership is in the early stages of market roll-out.

In the fourth quarter of 2017, we released a lead filtration system that addresses both soluble and particulate lead in potable water, with the ability to treat up to 9,000 gallons of water between filter change-outs. This system is in the early stages of market roll-out.

Military and Outdoor Recreation. We developed our individual water treatment device (“IWTD”) in both in-line and point-of-use configurations. Our IWTD allows a soldier in the field to derive drinking water from any freshwater source. This enables the soldier to remain hydrated, to help maintain mission effectiveness and unit readiness, and to extend mission reach. Our IWTD has been validated by the military to meet the NSF Protocol P248 standard. It has also been approved by the U.S. Army Public Health Command and the U.S. Army Test and Evaluation Command for deployment.

In May 2015, we entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak is also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. During the years ended December 31, 2017 and December 31, 2016, Camelbak met its minimum fee payments, and we recognized royalty revenue of $25,000 and $10,000, respectively, related to this Sublicense Agreement.

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

However, like HD, HDF can be resource-intensive and can require a significant amount of time to deliver one course of treatment.

We originally developed a medical device that enabled a standard HD machine to perform HDF. We refer to our approach as an on-line mid-dilution hemodiafiltration (“mid-dilution HDF”) system. Our original solution included a OLpūr H2H Hemodiafiltration Module (“H2H Module”), a OLpūr MD 220 Hemodiafilter (“HDF Filter”) and a H2H Substitution Filter (“Dialysate Filter”).

Our H2H Module attaches to a standard HD machine to perform on-line HDF therapy. The HD machine controls and monitors the basic treatment functions, as it would normally when providing HD therapy. The H2H Module is a free-standing, movable device that is placed next to either side of an HD machine. The H2H Module connects to the clinic’s water supply, drain, and electricity.

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

Our original HDF system conformed with current ANSI/AAMI/ISO standards and was cleared by the FDA for the treatment of patients with chronic renal failure in 2012. To date, our HDF System is the only HDF system cleared by the FDA.

Over the last four years, DaVita Healthcare Partners, the Renal Research Institute (a research division of Fresenius Medical Care), and Vanderbilt University conducted post-market evaluations of our hemodiafiltration system in their clinics. We gathered direct feedback from these evaluations to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm. The ultimate goal of the evaluations was to better understand the potential for HDF, in the U.S. clinical setting, to (a) improve the quality of life for the patient, (b) reduce overall expenditure compared to other dialysis modalities, (c) minimize the impact on nurse work flow at the clinic, and (d) demonstrate the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. The last evaluation was concluded at Vanderbilt in the first quarter of 2018. When practical, we will work with Vanderbilt to publish observational findings.

Leveraging the learnings from our evaluations, we have initiated the development of the 2nd generation HDF system. We believe that the 2nd generation system, as currently designed, incorporates new features that could enable us to better manufacture at scale, to reduce the per treatment cost of performing HDF, and to better align with current work flow practices, versus our 1st generation HDF system. We filed a provisional patent on our new system design in June 2017. We intend to fund the 2nd generation HDF system as cash flow is available.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 1997. Our principal executive offices are located at 380 Lackawanna Place, South Orange, NJ 07079, and our telephone number is (201) 343-5202. We also have an office in Dublin, Ireland. For more information about Nephros, please visit our website at www.nephros.com.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our current plans intended to mitigate the conditions noted above anticipate continued revenue growth, increasing gross profit, and improving cash flows from operations for the period of twelve months following the date of issuance of these consolidated financial statements. In addition, we have approximately $2,194,000 of cash and $289,000 available under our secured revolving credit facility as of December 31, 2017 to meet our obligations and sustain our operations.

There can be no assurance, however, that these plans will be achieved and reflected in our actual performance, nor that our future cash flows will be sufficient to meet our obligations and commitments. We have incurred significant losses from operations in each quarter since inception. If we are unable to generate sufficient cash flow from operations in the future to meet our operating requirements and other commitments, we will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing our planned activities, reducing operating expenses or ceasing operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, we entered into a license agreement, effective July 1, 2011, as amended by the first amendment dated February 19, 2014, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters. Pursuant to the first amendment, we and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. In addition, under the agreement, as amended by the first amendment, we granted Bellco a license to manufacture, market and sell these products under its own name, label and CE mark in Italy, France, Belgium, Spain, Canada, Denmark, Finland, Norway and Sweden on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom, Greece, Brazil, China, Korea, Mexico and the Netherlands and, upon our written approval, other European countries where we do not sell these products, as well as non-European countries.

On April 23, 2012, we entered into a license and supply agreement with Medica S.p.A., an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with our filtration products and for an exclusive supply arrangement for the filtration products. Under the agreement, Medica granted to us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, excluding Italy for the first three years, during the term of the agreement. In addition, we granted to Medica an exclusive license under our intellectual property to make the filtration products during the term of the agreement. In exchange for the rights granted, we agreed to make minimum annual aggregate purchases from Medica throughout the term of the agreement. As part of the agreement, we granted to Medica 300,000 options to purchase our common stock, which vested over the first three years of the agreement. We currently have an understanding with Medica whereby we have agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.

On May 5, 2017, we entered into a third amendment to the agreement with Medica. Pursuant to the third amendment, Medica expanded the products covered by the original agreement to include both certain filtration products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The third amendment also limits the territory in which Medica granted us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale, and sell the filtration products to North America, Central America, Columbia, Venezuela, Chile, Ecuador, Peru, Ireland, the United Kingdom, Australia and New Zealand. Our multinational distributors retain the right to market certain of the products worldwide, other than in Italy, on a non-exclusive basis. On September 26, 2017, we entered into a fourth amendment to the agreement with Medica, which extended the term of the agreement from December 31, 2022 to December 31, 2025.

Sales and Marketing

Under the Bellco license agreement, as discussed above, we granted Bellco a license to manufacture, market and sell the covered products under its own name, label and CE mark in the territory, as defined in the license agreement. In addition, if requested by us, Bellco will be required to sell the covered products to our distributors in the stated territory.

Our New Jersey office oversees global sales and marketing activity of our ultrafilter products. We work with multiple distributors for our ultrafilter products in the hospital and dialysis water markets. In the food service market, Biocon 1 LLC has the exclusive right to distribute our custom filter cartridge developed for the AETHER® Water System. For each prospective market for our ultrafilter products, we are pursuing alliance opportunities for joint product development and/or distribution. Our ultrafilter manufacturer in Europe shares certain intellectual property rights with us for one of our Dual Stage Ultrafilter designs.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. For the ultrafiltration systems business, we are continually working with existing and potential distributors of ultrafilter products to develop solutions to meet customer needs. For the HDF systems business, we are working with our current customers to develop a 2nd generation HDF system. For the years ended December 31, 2017 and 2016, we spent approximately $1,002,000 and $1,079,000, respectively, on research and development activities.

Major Customers

●	For the years ended December 31, 2017 and 2016, four customers accounted for 50% and 55%, respectively, of our revenues.

●	As of December 31, 2017 and 2016, three customers accounted for 38% and 47%, respectively, of our accounts receivable.

Competition

With respect to the water filtration market, we expect to compete with companies that are well entrenched in the water filtration domain. These companies include Pall Corporation (now wholly-owned by Danaher Corporation), which manufactures end-point water filtration systems, as well as 3M, Siemens and Everpure®. Our methods of competition in the water filtration domain include:

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

We compete with other suppliers of ESRD therapies, supplies and services. These suppliers include Fresenius Medical Care AG and Baxter International, Inc., currently two of the primary machine manufacturers in hemodialysis. Fresenius Medical Care AG and Baxter International, Inc. also manufacture HDF machines that are not currently approved in the United States.

The markets in which we sell our dialysis products are highly competitive. Our competitors in the sale of hemodialysis products include Baxter International Inc., Fresenius Medical Care AG, Asahi Kasei Medical Co. Ltd., B. Braun Melsungen AG, Nipro Medical Corporation Ltd., Nikkiso Co., Ltd., Terumo Medical Corporation and Toray Medical Co., Ltd.

Other competitive considerations include pharmacological and technological advances in preventing the progression of ESRD in high-risk patients, such as those with diabetes and hypertension, technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection, and progress in using kidneys harvested from genetically-engineered animals as a source of transplants.

We are not aware of any other companies using technology similar to ours in the treatment of ESRD. Our competition would increase, however, if companies that currently sell ESRD products, or new companies that enter the market, develop technology that is more efficient than ours. We believe that in order to become competitive in this market, we will need to develop and maintain competitive products and take and hold sufficient market share from our competitors. Therefore, we expect our methods of competing in the ESRD marketplace to include:

●	continuing our efforts to develop, manufacture, and sell products which, when compared to competitive products, perform more efficiently, and are available at prices that are acceptable to the market;
●	displaying our products and providing associated literature at major industry trade shows in the United States;
●	initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;
●	pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities; and
●	entering into license agreements similar to our agreement with Bellco to expand market share.

Intellectual Property

Patents

We protect our technology and products through patents and patent applications. In addition to the United States, we also apply for patents in other jurisdictions, such as the European Patent Office, Canada and Japan, to the extent we deem appropriate. We have built a portfolio of patents and applications covering our products, including their hardware design and methods of hemodiafiltration.

We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products, and may be subject to invalidation claims. Our U.S. patents for the “Method and Apparatus for Efficient Hemodiafiltration” and for the “Dual-Stage Filtration Cartridge” have claims that cover the OLpūr MDHDF filter series and the method of hemodiafiltration employed in the operation of the products. Technological developments in ESRD therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated. We have issued patents on our water filtration products and applications in process to cover various applications in residential, commercial, and remote environments.

As of December 31, 2017, we had twelve U.S. patents, four Mexican patents, one South Korean patent, two Chinese patents, two French patents, two German patents, one Israeli patent, two Italian patents, one Spanish patent, two United Kingdom patents, one Canadian patent, one Australian patent, one Swedish patent, and one patent in the Netherlands. In addition, we have two pending patent applications in the U.S. and one in Canada. Our pending patent applications relate to a range of filter technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance and ensure performance.

Trademarks

As of December 31, 2017, we secured registrations of the trademarks H2H and OLpūr in the European Union and OLpūr in the United States. We have also filed trademark applications for HYDRAGUARD, NANOGUARD, and ENDOPUR in the United States, and have a trademark registration in the European Union for Nephros Hydraguard.

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

Before a new medical device can be introduced to the market, FDA clearance of a pre-market notification under Section 510(k) of the FDC Act or FDA clearance of a pre-market approval application under Section 515 of the FDC Act must be obtained. A Section 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not called for pre-market approval under Section 515. The Section 510(k) pre-market clearance process is generally faster and simpler than the Section 515 pre-market approval process.

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

In October 2014, we announced that we received 510(k) clearance from the FDA to market our DSU H and SSU H ultrafilters; in April 2016, we announced that we received 510(k) clearance from the FDA to market our S100 point-of-use filter; in December 2016, we announced that we received 510(k) clearance from the FDA to market our HydraGuard 10” ultrafilter; and in March 2017, we announced that we received 510(k) clearance from the FDA to market our EndoPur 10” ultrafilter.

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

European Union

The European Union began to harmonize national regulations comprehensively for the control of medical devices in member nation in 1993, when it adopted its Medical Devices Directive 93/42/EEC. The European Union directive applies to both the manufacturer’s quality assurance system and the product’s technical design and discusses the various ways to obtain approval of a device (dependent on device classification), how to properly CE mark a device, and how to place a device on the market.

The regulatory approach necessary to demonstrate to the European Union that the organization has the ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices requires the certification of a full quality management system by a notified body. Initially, we engaged TÜV Rheinland of North America, Inc. (“TÜV Rheinland”) as the notified body to assist us in obtaining certification to ISO 13485/2003 standard, which demonstrates the presence of a quality management system that can be used by an organization for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

Once a manufacturer’s full quality management system is determined to be in compliance with ISO 13485/2003 and other statutory requirements, and the manufacturer’s products conform to harmonized European standards, the notified body will recommend and document such conformity. The manufacturer will receive a CE marking and ISO certifications, and then may place a CE mark on the relevant products. The CE mark, which stands for Conformité Européene, demonstrates compliance with the relevant European Union requirements. Products subject to these provisions that do not bear the CE mark cannot be imported to, or sold or distributed within, the European Union.

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

Employees

As of December 31, 2017, we employed a total of 15 full-time employees, including 3 employed in sales/marketing/customer support, 5 in general and administrative, and 7 in research and development.

Item 1A. Risk Factors

Risks Related to Our Company

Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that we will be able to do so. Our recurring losses and difficulty in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

As of December 31, 2017, we had an accumulated deficit of approximately $121,106,000 as a result of historical operating losses. While we believe that the revenues following the launch of our new products will help us achieve profitability, there can be no guarantee of this. We may continue to incur additional losses in the future depending on the timing and marketplace acceptance of our products and as a result of operating expenses being higher than our gross margin from product sales. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

Some of the agreements that we may enter into with manufacturers of our products and components of our products may require us

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

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. We have obtained a Conformité Européene (“CE”) mark, which demonstrates compliance with the relevant European Union requirements and is a regulatory prerequisite for selling our products in the European Union and certain other countries that recognize CE marking (collectively, “European Community”), for our OLpūr MD 220 Hemodiafilter and our DSU. We have not yet obtained the CE mark for any of our other products. On April 30, 2012, we announced that we received clearance from the FDA to market our OLpūr MD220 Hemodiafilter and OLpūr H2H Module for use with a hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of chronic renal failure patients. We have not begun to broadly market these products and are actively seeking a commercialization partner in the United States.

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

Over time, we intend to market our products globally. Requirements pertaining to the sale of our products vary widely from country to country. It may be very expensive and difficult for us to meet the requirements for the sale of our products in many countries. As a result, we may not be able to obtain the required approvals in a timely manner, if at all. If we cannot sell our products in a particular region, then the size of our potential market could be reduced, which would limit our potential sales and revenues.

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

The recently passed Tax Cuts and Jobs Act of 2017 may have a material impact on our financial condition and results of operations.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act made numerous changes to U.S. federal corporate tax law and is expected to reduce our effective tax rate for fiscal year 2018 and future periods. Effective January 1, 2018, the Tax Act lowers the U.S. corporate tax rate from 35% to 21% and prompts various other changes to U.S. federal corporate tax law. We are currently assessing the impact the Tax Act will have on our deferred tax assets or other areas with our professional advisors and until our analysis is complete, the full impact the Tax Act will have on us in future periods is uncertain and may adversely affect our financial condition and results of operations.

Protecting our intellectual property in our technology through patents may be costly and ineffective. If we are not able to adequately secure or enforce protection of our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 12 granted U.S. patents will expire at various times from 2018 to 2027, assuming they are properly maintained.

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

If we file for or obtain additional patents in foreign countries, we will be subject to laws and procedures that differ from those in the United States. Such differences could create additional uncertainty about the level and extent of our patent protection. Moreover, patent protection in foreign countries may be different from patent protection under U.S. laws and may not be as favorable to us. Many non-U.S. jurisdictions, for example, prohibit patent claims covering methods of medical treatment of humans, although this prohibition may not include devices used for such treatment.

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

Approval or clearance of our products could be withdrawn, delayed or denied by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure by our manufacturers to comply with these requirements could prevent us from marketing our products in the European Community. The FDA also imposes requirements through quality system requirements regulations, which include requirements for good manufacturing practices. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA approval of our products and from marketing such products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpūr MD HDF filter series have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not been inspected by the FDA. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the European Community and the United States.

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

In the past we have issued common stock and warrants in order to raise money. We have also issued stock options and restricted stock as compensation for services and incentive compensation for our employees, directors and consultants. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock, or could obligate us to issue additional shares of common stock.

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

During the two years ended December 31, 2017, our common stock has traded at prices ranging from a high of $0.60 to a low of $0.18 per share. Due to the lack of an active trading market for our common stock, you should expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult to predict the value of your investment, to sell your shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

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

Because we are subject to the “penny stock” rules, you may have difficulty selling our common stock.

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

As of February 26, 2018, Lambda, our largest stockholder, beneficially owned approximately 54% of our outstanding common stock. As a result of this ownership, Lambda has the ability to exert significant influence over our policies and affairs, including the election of directors. Lambda, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Lambda, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Lambda in any matter put before the stockholders may differ from those of any other stockholder.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey 07079 and consist of approximately 7,700 square feet of space. The current rental agreement expires in November 2022 with a monthly cost of approximately $11,000. We use these facilities to house our corporate headquarters and research facilities.

Our office in Europe is currently located at Ulysses House, Foley Street, Dublin, Ireland. The lease agreement was entered into on August 1, 2017 and is for a twelve month term.

We believe our current facilities will be adequate to meet our needs. We do not own any real property for use in our operation or otherwise.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace operated by the OTC Markets Group, Inc., or OTCQB, under the symbol “NEPH”. The following table sets forth the high and low bid and ask prices for our common stock as reported on the OTCQB for each quarter listed. Such over the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2016	$0.40	$0.22
June 30, 2016	$0.57	$0.24
September 30, 2016	$0.60	$0.25
December 31, 2016	$0.45	$0.26
March 31, 2017	$0.60	$0.31
June 30, 2017	$0.42	$0.18
September 30, 2017	$0.38	$0.18
December 31, 2017	$0.55	$0.30

As of February 26, 2018, there were approximately 61 holders of record and approximately 2,100 beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity security during the year ended December 31, 2017 that was not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2017.

Equity Compensation Plan Information

See Part III, Item 12, under the heading “Equity Compensation Plan Information,” which is incorporated by reference herein.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements about our business, financial condition and results of operations including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A “Risk Factors.” The following discussion should also be read in conjunction with the consolidated financial statements and notes included herein.

Business Overview

We are a commercial stage medical device and commercial products company that develops and sells high performance liquid purification filters and hemodiafiltration (“HDF”) systems. Our filters, which are generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory,” that requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. The standard defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation and is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The guidance should be applied prospectively. We adopted ASU 2015-11 during the three months ended March 31, 2017 and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” that requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We adopted ASU 2015-17 during the three months ended March 31, 2017 and the adoption of this guidance did not have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for the Company beginning in the first quarter of fiscal year 2017. Early adoption was permitted. We adopted ASU 2016-09 during the three months ended March 31, 2017 and elected to recognize forfeitures as they occur. Prior to the adoption of ASU 2016-09, we recognized stock-based compensation based on the estimated fair value of the award, net of expected forfeitures. As of January 1, 2017, a cumulative effect adjustment of approximately $12,000 was recognized to reflect the forfeiture rate that had been applied to unvested option awards prior to fiscal year 2017.

Recent Accounting Pronouncements, Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. In March, April and May 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12, respectively, which clarify implementation guidance, including the guidance on principal versus agent considerations, performance obligations and licensing and assessments of collectability and noncash considerations. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. We will adopt the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening retained earnings in the period of adoption. The majority of our revenue relates to the sale of finished products to various customers, and the adoption will not have any impact on revenue recognized from these transactions. We have finalized our analysis of the impact on certain less significant transactions involving third-party arrangements, and as a result of our analysis, we will accelerate the remaining approximately $278,000 of deferred revenue to be recognized under the Bellco agreement as a cumulative effect adjustment to opening retained earnings as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We will adopt the guidance as of January 1, 2018 and it will not have a significant impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We will adopt the guidance as of January 1, 2018 and it will not have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-17, “Restricted Cash,” which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We will adopt the guidance as of January 1, 2018 and it will not have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business in a business combination. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We will adopt the guidance as of January 1, 2018 and it will not have a significant impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. We will adopt the guidance as of January 1, 2020 and it will not have a significant impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation” which requires modification accounting to be used on shared-based payment award if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance is effective for us beginning in the first quarter of fiscal year 2018. We will adopt the guidance as of January 1, 2018 and it will not have a significant impact on our consolidated financial statements.

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

We recognize revenue related to product sales when the criteria of ASC Topic 605 are met. Product revenue is recorded net of returns and allowances.

Deferred revenue on the accompanying December 31, 2017 consolidated balance sheet is approximately $278,000 and is related to the Bellco license agreement. We are recognizing the remaining deferred revenue under the Bellco license agreement on a straight line basis over the remaining forty-eight month expected obligation period which ends on December 31, 2021. Any difference between payments received and recognized revenue is reported as deferred revenue. We have recognized approximately $2,798,000 of revenue related to this license agreement to date and approximately $70,000 for the year ended December 31, 2017, resulting in $278,000 being deferred as of December 31, 2017. As of January 1, 2018, the remaining approximately $278,000 of deferred revenue will be recognized as a cumulative effect adjustment to opening retained earnings.

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

Inventory Reserves

Our inventory reserve requirements are based on factors including the products’ expiration date and estimates for the future sales of the product. If estimated sales levels do not materialize, we will evaluate our assumptions for inventory reserve requirements.

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

The Fiscal Year Ended December 31, 2017 Compared to the Fiscal Year Ended December 31, 2016

Revenues

Total revenues for the year ended December 31, 2017 were approximately $3,809,000 compared to approximately $2,320,000 for the year ended December 31, 2016. The increase of approximately $1,489,000, or 64%, was primarily driven by an increase in the number of filters sold in 2017 versus in 2016, which we believe indicates early success of our strategy to provide dialysis-quality water filtration into the water-borne infection control market within the hospital sector.

Cost of Goods Sold

Cost of goods sold was approximately $1,517,000 for the year ended December 31, 2017 compared to approximately $1,026,000 for the year ended December 31, 2016. The increase of approximately $491,000, or 48%, in cost of goods sold was primarily related to an increase in the number of filters sold.

Gross Margins

Gross margins were approximately 60% for the year ended December 31, 2017, compared to approximately 56% for the year ended December 31, 2016. The increase of approximately 4% was due to pricing changes, fluctuations between direct and indirect selling, changing mix of distributors, and foreign exchange rates.

Research and Development

Research and development expenses were approximately $1,002,000 and $1,079,000 for the years ended December 31, 2017 and December 31, 2016, respectively. This decrease of approximately $77,000, or 7%, reflects a minor reduction due to increased focus on new product launches during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $218,000 for the year ended December 31, 2017 compared to approximately $230,000 for the year ended December 31, 2016. The decrease of approximately $12,000, or 5%, is due to lower amortization expense for the year ended December 31, 2017 as a result of an amendment to our license and supply agreement with Medica, which extended the term from December 31, 2022 to December 31, 2025. The decrease was partially offset by an increase in depreciation expense as a result of purchases that occurred during the year ended December 31, 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3,298,000, for the year ended December 31, 2017 compared to approximately $2,854,000 for the year ended December 31, 2016, representing an increase of $444,000, or 15%. The increase was primarily due to an increase in personnel-related expenses of approximately $249,000 due to increased headcount, an increase in share-based compensation of approximately $118,000 due to increased headcount, an increase in professional services expenses of approximately $69,000 due to the implementation of a new ERP system and other IT costs and an increase in other expenses of approximately $8,000.

Interest Expense

The table below summarizes interest expense for the years ended December 31, 2017 and 2016:

	2017	2016
Interest related to unsecured long-term note payable	$133,000	$77,000
Amortization of debt discount - unsecured long-term note payable	116,000	53,000
Interest - outstanding payables due to a vendor	24,000	42,000
Interest on revolving credit facility	29,000	-
Total interest expense	$302,000	$172,000

Interest Income

Interest income of approximately $4,000 and $5,000 for the year ended December 31, 2017 and 2016, respectively, is as result of interest income recognized on a lease receivable.

Other Income/Expense

Other expense for the year ended December 31, 2017 of approximately $74,000 is related to foreign currency losses. Other income for the year ended December 31, 2016 of approximately $4,000 is related to foreign currency gains of approximately $2,000 and miscellaneous other income of approximately $2,000.

Income Tax Benefit

In the fiscal year ended December 31, 2017, an income tax benefit of approximately $1,789,000 was recorded due to the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017 or December 31, 2016.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2017 and 2016 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and Capital Resources	2017	2016
Cash	$2,194	$275
Other current assets	1,615	989
Working capital	1,938	369
Stockholders’ equity	1,950	667

Our future liquidity sources and requirements will depend on many factors, including:

●	the availability of additional financing, through the sale of equity securities or otherwise, on commercially reasonable terms or at all;
●	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;
●	the continued progress in, and the costs of, clinical studies and other research and development programs;
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	for the marketing and sales of our water-filtration products;
●	to pursue business development opportunities with respect to our chronic renal treatment system; and
●	for working capital purposes.

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

At December 31, 2017, we had an accumulated deficit of approximately $121,106,000, and we expect to incur additional operating losses from operations in the foreseeable future at least until such time, if ever, that we are able to increase product sales or licensing revenue.

On March 22, 2017, we received net proceeds of approximately $1,066,000 in connection with the issuance of common stock and warrants.

On June 7, 2016, we received net proceeds of approximately $1,187,000 in connection with the issuance of unsecured promissory notes and warrants.

On July 24, 2015, we entered into a purchase agreement, together with a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the purchase agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to $10.0 million in shares of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day, provided that at least one business day has passed since the most recent purchase, increasing to up to 200,000 shares depending upon the closing sale price of the common stock. However, in no event shall any individual purchase exceed $500,000. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales, but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the floor price as set forth in the purchase agreement. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a purchase the closing sale price of the common stock is not below the threshold price as set forth in the purchase agreement. Our sales of shares of common stock to Lincoln Park under the purchase agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of the common stock. In connection with the purchase agreement, we issued to Lincoln Park 250,000 shares of common stock for no proceeds. The fair value of the 250,000 shares of common stock issued was approximately $163,000 and was recorded as a commitment fee. Pursuant to the purchase agreement, in the year ended December 31, 2015, we issued and sold an additional 300,000 shares of common stock to Lincoln Park, resulting in gross proceeds of $135,000. In the year ended December 31, 2017, we issued and sold an additional 300,000 shares of common stock to Lincoln Park, resulting in gross proceeds of $113,000.

On February 19, 2014, we entered into the first amendment to our license agreement with Bellco, which extended the term of the license agreement through December 31, 2021. The first amendment also expanded the territory covered by the license agreement to include Sweden, Denmark, Norway, Finland, Korea, Mexico, Brazil, China and the Netherlands. The first amendment further provided new minimum sales targets which, if not satisfied, will, at our discretion, result in conversion of the license to non-exclusive status. We agreed to reduce the fixed royalty payment payable to us for the period beginning on January 1, 2015 through and including December 31, 2021, such that Bellco now pays us a royalty based on the number of units of products sold per year in the territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $1.91) per unit; thereafter, €1.25 (approximately $1.36) per unit. In addition, the first amendment provides that, in the event that we pursue a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, we will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty days.

Pursuant to our license and supply agreement with Medica, we agreed to make minimum annual aggregate purchases from Medica throughout the term of the agreement. We currently have an understanding with Medica whereby we have agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms.

We have also pursued two different sources of additional, non-dilutive financing. First, in the third quarter of 2017, we entered into a $1,000,000 secured revolving credit facility with Tech Capital, LLC (the “Credit Facility”). As of December 31, 2017, the principal balance of the Credit Facility was approximately $711,000 and we are using these proceeds for working capital and general corporate purposes. See Note 6, “Secured Revolving Credit Facility,” to our consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the Credit Facility.

Second, we received approximately $1,789,000 from the sale of a portion of our New Jersey net operating losses and research and development tax credits through a program administered by the New Jersey Economic Development Authority (“NJEDA”) during the fourth quarter of 2017.

As of the date of this Annual Report on Form 10-K, we expect that our existing cash balances and projected increase in product sales, which includes the approximately $1,789,000 received from the NJEDA, will allow us to fund our operations through 2018. Our cash flow currently is not, and historically has not been, sufficient to meet our obligations and commitments. It is therefore possible that we will need to seek and obtain additional financing to fund our operations. In this event, if we cannot raise sufficient capital, in connection with offerings of our common stock or through other means, we would be forced to curtail our planned activities and operations or cease operations entirely and you will lose all of your investment in us. There can be no assurance that we could raise sufficient capital on a timely basis or on satisfactory terms or at all.

Net cash used in operating activities was approximately $77,000 for the year ended December 31, 2017 compared to approximately $2,112,000 for the year ended December 31, 2016. Our net loss was approximately $809,000 for the year ended December 31, 2017 compared to a net loss of approximately $3,032,000 for the year ended December 31, 2016, a decrease of approximately $2,223,000.

The most significant item contributing to the decrease in net cash used in operating activities and the decrease in net loss was the sale of tax credits through NJEDA in the amount of approximately $1,789,000. Other significant items contributing to the net decrease in cash used in operating activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 are highlighted below:

●	our inventory increased by approximately $195,000 during the 2017 period compared to an increase of approximately $103,000 during the 2016 period primarily as a result of managing inventory levels to match increased sales volume;
●	our accounts receivable increased by approximately $416,000 during the 2017 period compared to an increase of approximately $17,000 during the 2016 period primarily as a result of increased sales volume;
●	our stock based compensation was approximately $772,000 during the 2017 period compared to approximately $597,000 during the 2016 period; and
●	our accounts payable increased approximately $268,000 during the 2017 period compared to a decrease of approximately $76,000 during the 2016 period primarily as a result of increased purchases required for our higher sales volume.

There was no cash used in investing activities for the year ended December 31, 2017. Net cash used in investing activities was approximately $45,000 for the year ended December 31, 2016 as a result of the purchase of property and equipment.

Net cash provided by financing activities of approximately $1,990,000 for the year ended December 31, 2017 resulted from net proceeds from the issuance of common stock of approximately $1,179,000, net proceeds from our secured revolving credit facility of approximately $711,000, and approximately $100,000 of proceeds resulting from the exercise of warrants.

Net cash provided by financing activities for the year ended December 31, 2016 resulted from net proceeds of approximately $1,187,000 from the issuance of unsecured notes payable and approximately $1,000 of proceeds resulting from the exercise of warrants.

Contractual Obligations and Commercial Commitments

The following tables summarize our approximate minimum contractual obligations and commercial commitments as of December 31, 2017:

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Minimum Purchase Commitments[1]	$30,300,000	$2,700,000	$6,700,000	$7,400,000	$13,500,000
Leases[2]	712,000	141,000	290,000	281,000	-
Employment Contract[3]	452,000	350,000	102,000	-	-
Total	$31,464,000	$3,191,000	$7,092,000	$7,681,000	$13,500,000

1 License and supply agreement with Medica.

2 In addition to lease obligations for office space, obligations include a lease for various office equipment which expires in 2020.

3 Relates to employment agreement with Daron Evans, our President and Chief Executive Officer, entered into on April 15, 2015 for a term of four years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

South Orange, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31 ,2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moody, Famiglietti & Andronico, LLP
We have served as the Company’s auditor since 2015.
Tewksbury, Massachusetts
February 26, 2018

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$2,194	$275
Accounts receivable, net	836	388
Investment in lease, net-current portion	20	27
Inventory, net	674	479
Prepaid expenses and other current assets	85	95
Total current assets	3,809	1,264
Property and equipment, net	52	70
Investment in lease, net-less current portion	39	61
License and supply agreement, net	1,072	1,262
Other asset	11	21
Total assets	$4,983	$2,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$711	$-
Accounts payable	872	585
Accrued expenses	218	240
Deferred revenue, current portion	70	70
Total current liabilities	1,871	895
Unsecured long-term note payable, net of debt issuance costs and debt discount of $233 and $349, respectively	954	838
Long-term portion of deferred revenue	208	278
Total liabilities	3,033	2,011

Commitments and Contingencies (Note 13)

Stockholders’ equity:

Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016.	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at December 31, 2017 and 2016; 55,293,267 and 49,782,797 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	55	50
Additional paid-in capital	122,924	120,835
Accumulated other comprehensive income	77	67
Accumulated deficit	(121,106)	(120,285)
Total stockholders’ equity	1,950	667
Total liabilities and stockholders’ equity	$4,983	$2,678

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2017	2016
Net revenue:
Product revenues	$3,544	$2,093
License, royalty and other revenues	265	227
Total net revenues	3,809	2,320

Cost of goods sold	1,517	1,026
Gross margin	2,292	1,294
Operating expenses:
Research and development	1,002	1,079
Depreciation and amortization	218	230
Selling, general and administrative	3,298	2,854
Total operating expenses	4,518	4,163
Loss from operations	(2,226)	(2,869)
Interest expense	(302)	(172)
Interest income	4	5
Other income (expense), net	(74)	4
Loss before income taxes	(2,598)	(3,032)
Income tax benefit	1,789	-
Net loss	(809)	(3,032)
Other comprehensive income (loss), foreign currency translation adjustments, net of tax	10	(4)
Total comprehensive loss	$(799)	$(3,036)

Net loss per common share, basic and diluted	$(0.02)	$(0.06)
Weighted average common shares outstanding, basic and diluted	52,935,728	48,583,165

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Share Amounts)

				Accumulated
			Additional	Other		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Equity (Deficit)
	Shares	Amount	Capital	Income	Deficit	Total
Balance, December 31, 2015	48,580,355	$49	$119,797	$71	$(117,253)	$(2,664)

Net loss					(3,032)	(3,032)
Net unrealized losses on foreign currency translation, net of tax				(4)		(4)
Issuance of restricted stock	1,021,763	1				1
Restricted stock issued to settle liability	179,773		51			51
Exercise of warrants	906	-	1			1
Issuance of warrants			389			389
Noncash stock-based compensation			597			597
Balance, December 31, 2016	49,782,797	$50	$120,835	$67	$(120,285)	$667
Net loss					(809)	(809)
Cumulative effect of change in accounting principle			12		(12)	-
Issuance of common stock, net of equity issuance costs of $152	4,059,994	4	1,062			1,066
Issuance of common stock	300,000	-	113			113
Exercise of warrants	333,332	-	100			100
Net unrealized gains on foreign currency translation, net of tax				10		10
Issuance of restricted stock	750,099	1				1
Restricted stock issued to settle liability	67,045		30			30
Noncash stock-based compensation			772			772
Balance, December 31, 2017	55,293,267	55	122,924	77	(121,106)	1,950

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2017	2016

Operating activities
Net loss	$(809)	$(3,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	28	19
Amortization of license and supply agreement	190	211
Non-cash stock-based compensation, including stock options and restricted stock	772	551
Non-employee stock-based compensation	-	46
Inventory reserve	-	27
Allowance for doubtful accounts reserve	-	35
Amortization of debt discount	116	53
(Gain) loss on foreign currency transactions	19	(4)
(Increase) decrease in operating assets:
Accounts receivable	(416)	(17)
Inventory	(195)	(103)
Prepaid expenses and other current assets	30	(10)
Other assets	(10)	-
Increase (decrease) in operating liabilities:
Accounts payable	268	(76)
Accrued expenses	-	51
Deferred revenue	(70)	(69)
Net cash used in operating activities	(77)	(2,112)

Investing activities
Purchases of property and equipment	-	(45)
Net cash used in investing activities	-	(45)

Financing activities
Proceeds from issuance of common stock	1,179	-
Net proceeds from secured revolving credit facility	711	-
Proceeds from issuance of unsecured note	-	1,187
Proceeds from exercise of warrants	100	1
Net cash provided by (used in) financing activities	1,990	1,188
Effect of exchange rates on cash	6	(4)
Net increase (decrease) in cash	1,919	(973)
Cash, beginning of year	275	1,248
Cash, end of year	$2,194	$275

Supplemental disclosure of cash flow information
Cash paid for interest expense	$148	$113
Cash paid for income taxes	$7	$11

Supplemental disclosure of noncash investing and financing activities
Purchase of equipment in accrued expenses	$10	$-
Fair value of warrants issued with unsecured note payable	$-	$393
Investment in lease receivable, net	$-	$92
Cost of equipment in sales-type lease	$-	$92
Restricted stock issued to settle liability	$30	$51
Deposit on inventory reclassified from prepaid expenses and other current assets to inventory	$-	$18
Deposit on property and equipment reclassified from prepaid expenses and other current assets to property and equipment	$-	$124

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. The Company was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced end stage renal disease (“ESRD”) therapy technology and products. Today, the Company has two FDA-cleared products in the hemodiafiltration (“HDF”) market that deliver therapy to ESRD patients. These are the OLpūr mid-dilution HDF filter or “dialyzer,” designed expressly for HDF therapy, and the OLpūr H2H HDF module, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy.

Beginning in 2009, Nephros introduced an additional, complementary business developing and marketing high performance liquid purification filters, to meet the demand for water purification in certain medical markets. The Company’s filters, generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. The Company is also exploring water purification applications in several commercial markets, including food and beverage, data center cooling, and military field applications.

The U.S. facilities, located at 380 Lackawanna Place, South Orange, New Jersey, 07079, are used to house the Company’s corporate headquarters and research facilities.

On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of the Company. In August 2003, the Company established a European office in Dublin, Ireland.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, there can be no assurance that the Company will be able to do so. The Company’s recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s current plans intended to mitigate the conditions noted above anticipate continued revenue growth, increasing gross profit, and improving cash flows from operations for the period of twelve months following the date of issuance of these consolidated financial statements. In addition, the Company has approximately $2,194,000 of cash and $289,000 available under its secured revolving credit facility as of December 31, 2017 to meet its obligations and sustain its operations.

There can be no assurance, however, that these plans will be achieved and reflected in the Company’s actual performance, nor that the Company’s future cash flows will be sufficient to meet its obligations and commitments. The Company has incurred significant losses from operations in each quarter since inception. If the Company is unable to generate sufficient cash flow from operations in the future to meet its operating requirements and other commitments, the Company will be required to adopt alternatives, such as seeking to raise debt or equity capital, curtailing its planned activities, reducing operating expenses or ceasing its operations. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the year ended December 31, 2017, four customers accounted for 50% of the Company’s revenues. For the year ended December 31, 2016, four customers accounted for 55% of the Company’s revenues. As of December 31, 2017, three customers accounted for 38% of the Company’s accounts receivable. As of December 31, 2016, two customers accounted for 47% of the Company’s accounts receivable.

For the year ended December 31, 2017 and 2016, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2017	2016
A	20%	15%
B	13%	20%
C	9%	11%
D	8%	9%

As of December 31, 2017 and 2016, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2017	2016
A	18%	35%
B	11%	-%
C	9%	12%

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $1,000 and $50,000 as of December 31, 2017 and 2016, respectively. There was no allowance for sales returns at December 31, 2017 or 2016. During the year ended December 31, 2017, there were write offs of accounts receivable of approximately $42,000, which were fully reserved. There were no write-offs of accounts receivable to bad debt expense during 2016.

Inventory

The Company engages third parties to manufacture and package inventory held for sale, takes title to certain inventory once manufactured, and warehouses such goods until packaged for final distribution and sale. Inventory consists of finished goods and raw materials held at the manufacturers’ facilities, and are valued at the lower of cost or net realizable value using the first-in, first-out method.

The Company’s inventory reserve requirements are based on factors including the products’ expiration date and estimates for the future sales of the product. If estimated sales levels do not materialize, the Company will make adjustments to its assumptions for inventory reserve requirements.

License and Supply Rights

The Company’s rights under the License and Supply Agreement with Medica are capitalized and stated at cost, less accumulated amortization, and are amortized using the straight-line method over the term of the License and Supply Agreement. The License and Supply Agreement term is from April 23, 2012 through December 31, 2025. The Company determines amortization periods for licenses based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. See Note 13 for further discussion.

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

Impairment for Long-Lived Assets

The Company adheres to Accounting Standards Codification (“ASC”) Topic 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2017 and December 31, 2016.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the investment in lease, net, and the unsecured long-term note payable approximate fair value as of December 31, 2017 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Revenue Recognition

Revenue related to product sales is recognized in accordance with ASC Topic 605. Four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Product revenue is recorded net of returns and allowances.

In addition to product revenue, the Company recognizes revenue related to license, royalty and other agreements. During the years ended December 31, 2017 and 2016, the Company recognized approximately $265,000 and $227,000, respectively, related to these agreements of which approximately $210,000 and $183,000, respectively, relates to the License Agreement with Bellco. Royalty revenue recognized related to the Bellco Agreement is recognized as the respective sales occur. License revenue related to the Bellco Agreement is recognized ratably over the term of the agreement. See Note 13 for a further discussion of revenue recognized related to the Company’s License Agreement with Bellco. The Company recognized an additional approximately $55,000 and $44,000 during the years ended December 31, 2017 and December 31, 2016, respectively, from other agreements.

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as cost of goods sold and were approximately $35,000 and $24,000 for the years ended December 31, 2017 and 2016, respectively.

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

Other Income (Expense), net

Other expense of approximately $74,000 and other income of approximately $4,000 for the years ended December 31, 2017 and 2016, respectively, is primarily due to foreign currency transaction gains and losses.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016.

ASC Topic 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740 utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit, which is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2013. During the years ended December 31, 2017 and 2016, the Company recognized no adjustments for uncertain tax positions. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Cuts and Jobs Act of 2017 was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretations are expected over the next 12 months, the Company considers the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and ongoing analysis of its final tax positions for the year ended December 31, 2017. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The Company received approximately $1,789,000 in December 2017 from the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. These amounts are recorded on the consolidated financial statements as income tax benefit in the year they are received. See Note 9 for further discussion.

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

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	December 31,
	2017	2016
Shares underlying options outstanding	6,770,777	4,592,347
Shares underlying warrants outstanding	7,099,010	3,291,149
Unvested restricted stock	799,387	957,336

Foreign Currency Translation

Foreign currency translation is recognized in accordance with ASC Topic 830. The functional currency of Nephros International Limited is the Euro and its translation gains and losses are included in accumulated other comprehensive income. The balance sheet is translated at the year-end rate. The consolidated statements of operations and comprehensive loss are translated at the weighted average rate for the year.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss), as defined in ASC 220, is the total of net income (loss) and all other non-owner changes in equity (or other comprehensive income (loss)). The Company’s other comprehensive income (loss) consists only of foreign currency translation adjustments.

Recent Accounting Pronouncements, Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption, and was effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. In March, April and May 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12, respectively, which clarify implementation guidance, including the guidance on principal versus agent considerations, performance obligations and licensing and assessments of collectability and noncash considerations. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company will adopt the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening retained earnings in the period of adoption. The majority of the Company’s revenue relates to the sale of finished products to various customers, and the adoption will not have any impact on revenue recognized from these transactions. The Company has finalized its analysis of the impact on certain less significant transactions involving third-party arrangements, and as a result of the analysis, the Company will accelerate the remaining approximately $278,000 of deferred revenue to be recognized under the Bellco agreement as a cumulative effect adjustment to opening retained earnings as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company will adopt the guidance as of January 1, 2018 and the guidance will not have a significant impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company will adopt the guidance as of January 1, 2018 and it will not have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-17, “Restricted Cash,” which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company will adopt the guidance as of January 1, 2018 and it will not have a significant impact on its consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business in a business combination. The guidance is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The Company will adopt the guidance as of January 1, 2018 and it will not have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment. The guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. The Company will adopt the guidance as of January 1, 2020 and it will not have a significant impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation” which requires modification accounting to be used on shared-based payment award if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance is effective for the Company beginning in the first quarter of fiscal year 2018. The Company will adopt the guidance as of January 1, 2018 and it will not have a significant impact on its consolidated financial statements.

Note 3 - Inventory, net

The Company’s inventory components as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Finished goods	$654,000	$528,000
Raw material	51,000	-
Less: inventory reserve	(31,000)	(49,000)
Total inventory, net	$674,000	$479,000

Note 4 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Prepaid insurance premiums	$39,000	$66,000
Security deposit	20,000	-
Other	26,000	29,000
Prepaid expenses and other current assets	$85,000	$95,000

Note 5 - Property and Equipment, Net

Property and equipment as of December 31, 2017 and 2016 was as follows:

		December 31,
	Life	2017	2016
Manufacturing equipment	3-5 years	$700,000	$690,000
Research equipment	5 years	37,000	37,000
Computer equipment	3-4 years	43,000	43,000
Furniture and fixtures	7 years	37,000	37,000
Property and equipment, gross		817,000	807,000
Less: accumulated depreciation		765,000	737,000
Property and equipment, net		$52,000	$70,000

Depreciation expense for each of the years ended December 31, 2017 and 2016 was approximately $28,000 and $19,000, respectively.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Tech Capital, LLC (the “Lender”). The Loan Agreement provides for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement (the “Credit Facility”). As of December 31, 2017, the principal balance of the Credit Facility was approximately $711,000. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months, which will automatically renew for successive 12-month periods unless cancelled. Availability under the Credit Facility will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Credit Facility accrue interest, which shall be payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate shall not be less than 4.25% per annum. As of December 31, 2017, the current interest rate was 7.75% per annum.

The Company also granted to the Lender a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Credit Facility. In addition, Nephros International Limited, the Company’s wholly-owned subsidiary, unconditionally guaranteed the Company’s obligations under the Credit Facility.

In connection with the Loan Agreement, the Company incurred fees of approximately $12,000 related to the issuance of the revolving credit facility. For the year ended December 31, 2017, approximately $29,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss, which includes the debt issuance costs of approximately $12,000 in addition to interest expense incurred of approximately $17,000 on the revolving facility. As of December 31, 2017, approximately $4,000 of the $17,000 of interest expense incurred is included in accrued expenses on the consolidated balance sheet.

Note 7 - Unsecured Promissory Notes and Warrants

On June 7, 2016, the Company entered into a Note and Warrant Agreement (the “Agreement”) with new creditors as well as existing stockholders under which the Company issued unsecured promissory notes (“Notes”) and warrants (“Warrants”) resulting in total gross proceeds to the Company during June 2016 of approximately $1,187,000. As of December 31, 2017, the portion of the outstanding unsecured promissory notes held by related parties comprised of entities controlled by a member of management and by Lambda Investors LLC (“Lambda”), the majority shareholder, amounted to $30,000 and $300,000, respectively. The outstanding principal under the Notes accrues interest at a rate of 11% per annum. The Company is required to make interest only payments on a semi-annual basis, and all outstanding principal under the Notes is repayable in cash on June 7, 2019, the third anniversary of the date of issuance. In addition to the Notes, the Company issued Warrants to purchase approximately 2.4 million shares of the Company’s common stock to the investors in the Agreement. The Warrants have an exercise price of $0.30 per share and are exercisable for 5 years from the issuance date. The Warrants issued under the Agreement are indexed to the Company’s common stock, therefore, the Company is accounting for the Warrants as a component of equity. In connection with the Agreement, the Company incurred approximately $13,000 in legal fees.

The approximately $1,187,000 in gross proceeds from the Agreement, along with the legal fees of approximately $13,000, were allocated between the Notes and Warrants based on their relative fair values. The portion of the gross proceeds allocated to the Warrants of approximately $393,000 was accounted for as additional paid-in capital. Approximately $4,000 of the legal fees were allocated to the Warrants and recorded as a reduction to additional paid-in capital. The remainder of the gross proceeds of approximately $794,000, net of the remainder of the fees of approximately $9,000, was allocated to the Notes with the fair value of the Warrants resulting in a debt discount. The debt discount is being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Agreement. Approximately $116,000 and $53,000 was recognized as amortization of debt discount during the fiscal years ended December 31, 2017 and 2016, respectively, and is included in interest expense on the consolidated statement of operations and comprehensive loss. Approximately $133,000 and $77,000 was recognized as interest expense for the fiscal years ended December 31, 2017 and 2016, respectively, for interest payable to noteholders. For the year ended December 31, 2017, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $3,000 and $33,000, respectively. For the year ended December 31, 2016, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $2,000 and $19,000, respectively. As of December 31, 2017, approximately $195,000 of interest has been paid to noteholders and approximately $14,000 of interest is included in accrued expenses on the consolidated balance sheet.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Accrued Expenses

Accrued expenses as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Accrued legal	$90,000	$99,000
Accrued directors’ compensation	-	30,000
Accrued royalty	-	18,000
Accrued sales commission	40,000	-
Accrued management bonus	-	19,000
Accrued accounting	11,000	6,000
Accrued interest	18,000	17,000
Accrued other	59,000	51,000
	$218,000	$240,000

Note 9 - Income Taxes

The income tax benefit attributable to loss before income taxes for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Current:
Federal	$-	$-
State	(1,789,000)	-
Foreign	-	-
Total current tax benefit	(1,789,000)	-

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred tax benefit	-	-
Income tax benefit	$(1,789,000)	$-

A reconciliation of the income tax benefit computed at the statutory tax rate to the Company’s effective tax rate is as follows:

	2017	2016
U.S. federal statutory rate	35.00%	35.00%
State taxes	(21.84)%	(5.21)%
Sale of NJ NOLS and credits	(68.91)%	-%
Change in federal statutory rate	(441.07)%	-%
Stock based compensation	(5.48)%	-%
Other permanent difference due to sale of NJ NOLs and credits	(24.12)%	-%
State research and development credits	2.24%	1.87%
Other	(12.46)%	0.97%
Valuation allowance	467.73%	(32.63)%
Effective tax rate	(68.91)%	-%

Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$17,907,000	$29,861,000
Research and development credits	1,322,000	1,220,000
Nonqualified stock option compensation expense	453,000	537,000
Other temporary book - tax differences	125,000	255,000
Total deferred tax assets	19,807,000	31,873,000
Valuation allowance for deferred tax assets	(19,807,000)	(31,873,000)
Net deferred tax assets	$-	$-

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017, has resulted in significant changes to the U.S. corporate income tax system. These changes include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation. The Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of our foreign subsidiaries to U.S. taxation as global intangible low-taxed income. The Company considers the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and ongoing analysis of its final tax positions for the year ended December 31, 2017. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The Tax Act also includes a one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earnings.

Changes in tax rates and tax laws are accounted for in the period of enactment.

In the fiscal year ended December 31, 2017, the Company recorded an income tax benefit of approximately $1,789,000, due to the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. These amounts are recorded on the consolidated financial statements as income tax benefit in the year they are received.  As a result of the sale of net operating loss and research and development credit carryforwards, the Company’s deferred tax assets decreased by approximately $1,903,000. The gross amounts of the net operating loss and research and development credit carryforwards that were sold were approximately $19,233,000 and $170,000, respectively. The Agreement is subject to certain covenants.  As of December 31, 2017, the Company is in compliance with these covenants.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required. The Company’s valuation allowance decreased approximately $12,066,000 from December 31, 2016 to December 31, 2017.

At December 31, 2017, the Company had Federal income tax net operating loss carryforwards of $80,097,444 and New Jersey income tax net operating loss carryforwards of $19,864,732. Foreign income tax net operating loss carryforwards were $7,902,716 as of December 31, 2017. The Company also had Federal and state research tax credit carryforwards of $1,321,746 at December 31, 2017 and $1,220,115 at December 31, 2016. The Company’s net operating losses and research credits may ultimately be limited by Section 382 of the Internal Revenue Code and, as a result, it may be unable to offset future taxable income (if any) with losses, or its tax liability with credits, before such losses and credits expire. The Federal and New Jersey net operating loss carryforwards and Federal and New Jersey tax credit carryforwards will expire at various times between 2018 and 2037 unless utilized.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2013 and does not anticipate a change in its uncertain tax positions within the next twelve months. It is the Company’s policy to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 10 - Stock Plans, Share-Based Payments and Warrants

Stock Plans

In 2015, the Board of Directors adopted the Nephros, Inc. 2015 Equity Incentive Plan (“2015 Plan”) and reserved and authorized 7,000,000 shares of common stock for issuance pursuant to stock options, restricted stock and other equity incentive awards to the Company’s employees, directors and consultants. In December 2017, the Board of Directors approved an amendment to the 2015 Plan increasing the number of shares of common stock authorized thereunder to 10,000,000 shares. The maximum contractual term for stock options granted under the 2015 Plan is 10 years.

As of December 31, 2017, 5,168,598 options had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between May 15, 2025 and December 20, 2027. As of December 31, 2017, 442,793 options issued to non-employees under the 2015 Plan were outstanding and will expire on various dates between May 31, 2021 and December 20, 2027. Taking into account all options and restricted stock granted under the 2015 Plan, there are 1,752,135 shares available for future grant under the 2015 Plan. Options currently outstanding are fully vested or will vest upon a combination of the following: immediate vesting, performance-based vesting or straight line vesting of two or four years. Of the 5,611,391 options granted, 2,103,865 options will vest when specified performance criteria are met.

The Company’s previously adopted and approved plan, the 2004 Stock Incentive Plan (“2004 Plan”), expired in the year ended December 31, 2014. As of December 31, 2017, 368,025 options had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between January 6, 2019 and February 5, 2024. As of December 31, 2017, 791,361 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between January 8, 2020 and November 17, 2024. No shares are available for future grants under the 2004 Plan. Options currently outstanding are fully vested or are currently vesting over a period of four years.

Share-Based Payments

Expense is recognized over the vesting period of the options. Stock-based compensation expense recognized for the years ended December 31, 2017 and 2016 was approximately $456,000 and $388,000, respectively. Approximately $5,000 of total stock-based compensation expense recognized during the year ended December 31, 2016 is the result of a modification of stock options awards issued to a non-employee director who is no longer serving as a director for the Company.

Approximately $426,000 and $363,000 has been recognized in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2017 and 2016, respectively. Approximately $30,000 and $25,000 has been recognized in research and development expenses on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2017 and 2016, respectively.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the option activity for the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	4,303,638	$0.65
Options granted	510,520	0.37
Options forfeited or expired	(221,811)	1.04
Outstanding at December 31, 2016	4,592,347	0.60
Options granted	2,311,542	0.44
Options forfeited or expired	(133,112)	0.77
Outstanding at December 31, 2017	6,770,777	$0.55

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2017 and 2016:

	Shares	Weighted Average Exercise Price
Exercisable at December 31, 2016	1,866,019	$0.70
Vested and expected to vest at December 31, 2016	4,434,220	$0.61
Exercisable at December 31, 2017	2,271,527	$0.65
Vested and expected to vest at December 31, 2017	6,509,821	$0.55

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2017	2016
Stock Price Volatility	104.56%	114.63%
Risk-Free Interest Rates	2.19%	1.81%
Expected Life (in years)	6.11	5.83
Expected Dividend Yield	0%	0%

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

The weighted-average fair value of options granted in 2017 and 2016 is $0.36 and $0.31, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2017 are approximately $170,000 and $162,000, respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 7.8 years.

The aggregate intrinsic values of stock options outstanding and of stock options vested or expected to vest as of December 31, 2016 are approximately $25,000 and $24,000, respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest is 7.8 years.

As of December 31, 2017, there was approximately $1,357,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $230,000 of the $1,357,000 total unrecognized compensation will be recognized at the time if and when certain performance conditions are met. The remaining approximately $1,127,000 will be amortized over the weighted average remaining requisite service period of 2.3 years.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Issued to Employees and Directors

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors. The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the year end December 31, 2017 and 2016:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	501,182	$0.46
Granted	1,047,109	0.35
Vested	(590,955)	0.46
Nonvested at December 31, 2016	957,336	0.35
Granted	817,144	0.50
Vested	(975,093)	0.35
Nonvested at December 31, 2017	799,387	$0.50

The total fair value of restricted stock which vested during the years ended December 31, 2017 and 2016 was approximately $345,000 and $291,000, respectively.

Total stock-based compensation expense for the restricted stock granted to employees and non-employee directors was approximately $316,000 and $163,000, respectively, for the years ended December 31, 2017 and December 31, 2016. Approximately $264,000 and $163,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2017 and 2016, respectively. Approximately $52,000 is included in research and development expenses on the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. Approximately $30,000 and $51,000 of stock-based compensation expense was recognized in years ended December 31, 2016 and 2015, respectively, related to restricted stock granted to employees for the years ended December 31, 2017 and 2016, respectively, to settle liabilities for services incurred in the respective prior fiscal years. As of December 31, 2017, there was approximately $238,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next six months.

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2017 and 2016:

Total Outstanding Warrants

			Exercise	Total Common Shares Issuable as of December 31,
Title of Warrant	Date Issued	Expiry Date	Price	2017	2016
Equity-classified warrants

May 2015 – private placement warrants	3/18/2015	3/18/2020	$0.85	917,149	917,149
June 2016 – Note and Warrant Agreement	6/7/2016	6/7/2021	$0.30	2,374,000	2,374,000
March 2017 – private placement warrants	3/22/2017	3/22/2022	$0.30	3,807,861	-
Total				7,099,010	3,291,149

The weighted average exercise price of the outstanding warrants was $0.37 as of December 31, 2017 and $0.45 as of December 31, 2016.

Warrants Exercised During 2017 and 2016

During the year ended December 31, 2017, 333,332 warrants were exercised, resulting in proceeds of approximately $100,000 and the issuance of 333,332 shares of the Company’s common stock. During the year ended December 31, 2016, 19,621 warrants were exercised, resulting in proceeds of approximately $1,000 and the issuance of 906 shares of the Company’s common stock.

Note 11 - Stockholders’ Equity (Deficit)

March 2017 Private Placement

On March 17, 2017, the Company entered into a Securities Purchase Agreement with certain accredited investors identified therein pursuant to which the Company issued and sold in a private placement 4,059,994 units of its securities resulting in gross proceeds to the Company of approximately $1,218,000. Each unit consisted of one share of the Company’s common stock and a five-year warrant to purchase one additional share of common stock. The purchase price for each unit was $0.30. The warrants are exercisable at a price of $0.30 per share and are indexed to the Company’s common stock; therefore, the Company is accounting for the warrants as a component of equity. The portion of the gross proceeds received from certain members of management and existing shareholders amounted to $315,000. Proceeds, net of equity issuance costs of $152,000, recorded as a result of the private placement were approximately $1,066,000. In addition to the equity issuance costs incurred as a result of the private placement, the Company also issued a warrant to purchase 81,199 shares of its common stock to the placement agent engaged in connection with the private placement. The form and terms of the placement agent warrant is substantially the same as the form of warrants issued to the investors under the Securities Purchase Agreement, except that the exercise price is $0.33 per share.

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

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the Purchase Agreement, in January 2017, the Company issued and sold 300,000 shares of common stock to Lincoln Park resulting in gross proceeds of $113,000.

Note 12 - 401(k) Plan

On December 31, 2016, the Company terminated its previously established deferred contribution retirement plan which covered all employees. The Company contributed and expensed approximately $44,000 to this plan in 2016.

On January 1, 2017, the Company established a Savings Incentive Match Plan for Employees Individual Retirement Account (SIMPLE IRA), which covers all employees. The SIMPLE IRA Plan provides for voluntary employee contributions up to statutory IRA limitations. The Company matches 100% of employee contributions to the SIMPLE IRA Plan, up to 3% of each employee’s salary. The Company contributed and expensed approximately $39,000 to this plan in 2017.

Note 13 - Commitments and Contingencies

Manufacturing and Suppliers

The Company has not and does not intend in the near future, to manufacture any of its products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a license agreement, effective July 1, 2011, with Bellco S.r.l., an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (the “Products”). Under the agreement, Nephros granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

On February 19, 2014, the Company entered into the first amendment to the license agreement with Bellco, pursuant to which the Company and Bellco agreed to extend the term of the License Agreement from December 31, 2016 to December 31, 2021. The first amendment also expands the Territory covered by the License Agreement to include, on an exclusive basis, Sweden, Denmark, Norway and Finland and on a non-exclusive basis, Korea, Mexico, Brazil, China and the Netherlands. The first amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $1.91) per unit; thereafter, €1.25 (approximately $1.36) per unit. In addition, the first amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of thirty (30) days.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue related to the license agreement with Bellco was approximately $278,000 and $348,000 on the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively. The Company has recognized approximately $2,798,000 of revenue related to this license agreement to date, including approximately $70,000 for the year ended December 31, 2017, resulting in $278,000 being deferred over the remainder of the expected obligation period. The Company recognized approximately $69,000 of revenue related to this license agreement for the year ended December 31, 2016.

The Company recognized royalty income from Bellco pursuant to the license agreement of approximately $140,000 and $114,000 for the years ended December 31, 2017 and 2016, respectively.

License and Supply Agreement

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, excluding Italy for the first three years, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement.

On May 5, 2017, the Company and Medica entered into a Third Amendment to the License and Supply Agreement (the “Third Amendment”). Pursuant to the Third Amendment, Medica expanded the products covered by the original License and Supply Agreement to include both certain filtration products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The Third Amendment also limits the territory in which Medica granted the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale, and sell the filtration products to North America, Central America, Columbia, Venezuela, Chile, Ecuador, Peru, Ireland, the United Kingdom, Australia and New Zealand. The Company’s multinational distributors retain the right to market certain of the products worldwide, other than in Italy, on a non-exclusive basis.

On September 26, 2017, the Company and Medica entered into a Fourth Amendment to the License and Supply Agreement (the “Fourth Amendment”) which extended the term of the License and Supply Agreement from December 31, 2022 to December 31, 2025, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. As a result of the Fourth Amendment, approximately $134,000 of amortization expense will be recognized in each of the years ended December 31, 2018 through 2025.

In exchange for the rights granted, the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. As of December 31, 2017, the Company has agreed to make the following minimum annual aggregate purchases from Medica:

2017: €1,600,000 (approximately $1,900,000)

2018: €2,500,000 (approximately $2,700,000)

2019: €3,000,000 (approximately $3,300,000)

2020: €3,150,000 (approximately $3,400,000)

2021: €3,300,000 (approximately $3,600,000)

2022: €3,475,000 (approximately $3,800,000)

2023: €3,625,000 (approximately $4,300,000)

2024: €3,825,000 (approximately $4,500,000)

2025: €4,000,000 (approximately $4,700,000)

The Company’s aggregate purchase commitments totaled approximately €1,600,000 (approximately $1,900,000) for the year ended December 31, 2017.

In exchange for the license, the Company also paid Medica a total of €1,500,000 (approximately $2,000,000) in three installments: €500,000 (approximately $700,000) on April 23, 2012, €600,000 (approximately $800,000) on February 4, 2013, and €400,000 (approximately $500,000) on May 23, 2013. As further consideration for the license and other rights granted to the Company, the Company granted Medica options to purchase 300,000 shares of the Company’s common stock. The fair value of these stock options was approximately $273,000 at the time of their issuance. Together with the total installment payments described above, the fair value of the options has been capitalized as license and supply agreement, net.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the consolidated balance sheet is approximately $1,072,000 and $1,262,000 as of December 31, 2017 and December 31, 2016, respectively. Accumulated amortization is approximately $1,178,000 and $988,000 as of December 31, 2017 and December 31, 2016, respectively. The asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $190,000 and $211,000 has been charged to amortization expense for the years ended December 31, 2017 and 2016, respectively, on the consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. For the years ended December 31, 2017 and 2016, approximately $24,000 and $42,000 of interest, respectively, was recognized as interest expense.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $34,000 in royalties are included in accounts payable as of December 31, 2017. Approximately $18,000 in royalties are included in accrued expenses as of December 31, 2016.

Contractual Obligations

The Company entered into an operating lease which began in December 2017 at 380 Lackawanna Place, South Orange, New Jersey 07079 and consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the consolidated balance sheet as of December 31, 2017. We use these facilities to house our corporate headquarters and research facilities.

The Company’s prior operating lease was terminated in December 2017 with a monthly cost of approximately $9,000. Approximately $21,000 related to a security deposit for this U.S. office facility is classified as prepaid and other current assets on the consolidated balance sheet as of December 31, 2017.

The lease agreement for the office space in Ireland was entered into on August 1, 2017 and includes a twelve month term.

Rent expense for the years ended December 31, 2017 and 2016 totaled $131,000 and $126,000, respectively.

As of December 31, 2017, minimum lease payments are as follows:

2018	$132,000
2019	136,000
2020	140,000
2021	145,000
2022	136,000

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the sales-type lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s consolidated statement of cash flows. At lease inception, an investment in the lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. During the fiscal years ended December 31, 2017 and 2016, approximately $4,000 and $5,000, respectively, was recognized in interest income. As of December 31, 2017, investment in lease, current, is approximately $20,000, net of unearned interest of $3,000. As of December 31, 2017, investment in lease, noncurrent, is approximately $39,000, net of unearned interest of $3,000. As of December 31, 2016, investment in lease, current, is approximately $27,000, net of unearned interest of $4,000. As of December 31, 2016, investment in lease, noncurrent, is approximately $61,000, net of unearned interest of $5,000.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, scheduled maturities of minimum lease payments receivable were as follows:

2018	$18,000
2019	19,000
2020	22,000
59,000
Less: Current portion	(20,000)
Investment in lease, noncurrent	$39,000

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s approximate minimum contractual obligations and commercial commitments as of December 31, 2017:

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Minimum Purchase Commitments[1]	$30,300,000	$2,700,000	$6,700,000	$7,400,000	$13,500,000
Leases[2]	712,000	141,000	290,000	281,000	-
Employment Contract[3]	452,000	350,000	102,000	-	-
Total	$31,464,000	$3,191,000	$7,092,000	$7,681,000	$13,500,000

1 License and Supply Agreement with Medica.

2 In addition to lease obligations for office space, obligations include a lease for various office equipment which expires in 2020.

3 Relates to employment agreement with Daron Evans, the Company’s President and Chief Executive Officer, entered into on April 15, 2015 for a term of four years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our accountants during 2017 or 2016.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on our assessment, management concluded that as of December 31, 2017, our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On December 20, 2017, our Board of Directors approved an increase to the number of shares reserved for issuance under our 2015 Equity Incentive Plan (the “2015 Plan”) from 7,000,000 shares of common stock to 10,000,000 shares of common stock. As of December 31, 2017, 1,752,135 shares of common stock remained available for issuance pursuant to the 2015 Plan. All other terms of the 2015 Plan remain unchanged.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Proposal No. 1 – Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Compensation Matters” in the 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Stock Ownership of Management and Principal Stockholders” and “Compensation Matters” in the 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the 2018 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in the 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

Reports of independent registered public accounting firms.
Consolidated balance sheets as of December 31, 2017 and 2016.
Consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016.
Consolidated statements of changes in stockholders’ equity (deficit) for the years ended December 31, 2017 and 2016.
Consolidated statements of cash flows for the years ended December 31, 2017 and 2016.
Notes to consolidated financial statements.

(2) Exhibits:

Exhibit No.	Description
3.1	Conformed Copy of the Fourth Amended and Restated Certificate of Incorporation, incorporating those Certificates of Amendment dated June 4, 2007; June 29, 2007; November 13, 2007; October 23, 2009; March 10, 2011; and March 11, 2011.*

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007 (SEC File No. 001-32288).

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Form of Warrant to Purchase Common Stock issued to various investors, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2015.

4.3	Form of Unsecured Promissory Note issued June 3 and 9, 2016, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

4.4	Form of Common Stock Purchase Warrant issued June 3 and 9, 2016, incorporated by reference to Exhibit 4.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

4.5	Form of Warrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.1	Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004. †

10.2	Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the SEC on August 5, 2005. †

10.3	Amendment No. 2 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007 (SEC File No. 001-32288). †

10.4	Amendment No. 3 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.51 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 (SEC File No. 001-32288). †

10.5	Amendment No. 4 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on December 2, 2010 (SEC File No. 001-32288). †

10.6	Amendment No. 5 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Appendix A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on April 11, 2013. †

10.7	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan, dated June 14, 2013, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013. †

10.8	Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.9	Form of Incentive Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.10	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.11	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.12	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.13	Employment Agreement, dated April 15, 2015, between the Registrant and Daron Evans, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 21, 2015. †

10.14	Letter Agreement dated February 10, 2017, between Andrew Astor and the Registrant, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 14, 2017. †

10.15	Nephros, Inc. Director Compensation Policy.*

10.16	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and the Registrant incorporated by reference to Exhibit 10.41 to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008 (SEC File No. 001-32288).

10.17	License Agreement, dated July 1, 2011, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 27, 2011 (SEC File No. 001-32288).

10.18	First Amendment to License Agreement, dated February 19, 2014, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 25, 2014.

10.19	License and Supply Agreement, dated April 23, 2012, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2012 (SEC File No. 001-32288).

10.20	Second Amendment to License and Supply Agreement, dated May 4, 2015, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

10.21	Third Amendment to License and Supply Agreement, dated May 5, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.22	Fourth Amendment to License and Supply Agreement, dated September 26, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 27, 2017.

10.23	Sublicense Agreement, dated May 6, 2015, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.+

10.24	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007 (SEC File No. 001-32288).

10.25	Form of Registration Rights Agreement, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.26	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.27	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.28	Registration Rights Agreement, dated November 12, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.

10.29	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

10.30	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.31	First Amendment to Registration Rights Agreement, dated September 23, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.32	Securities Purchase Agreement, dated May 12, 2015, among the Company and various accredited investors, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2015.

10.33	Purchase Agreement, dated July 24, 2015, between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2015.

10.34	Registration Rights Agreement, dated July 24, 2015, between the Registrant and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on July 27, 2015.

10.35	Form of Note and Warrant Purchase Agreement entered into on June 3, 2016, between the Registrant and the purchasers of the Notes and Warrants sold by the Registrant on June 3 and 9, 2016, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

10.36	Securities Purchase Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.37	Registration Rights Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.38	Loan and Security Agreement dated August 17, 2017, between the Registrant and Tech Capital, LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on August 23, 2017.

14.1	Code of Ethics and Business Conduct, as amended through April 2, 2007, incorporated by reference to Exhibit 14.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 6, 2007 (SEC File No. 001-32288).

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 10, 2007 (SEC File No. 001-32288).

23.1	Consent of Moody Famiglietti & Andronico, LLP Independent Registered Public Accounting Firm. *

24.1	Power of Attorney. (included on the signature page)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: February 26, 2018
	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Daron Evans, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daron Evans	Director, President and Chief Executive Officer	February 26, 2018
Daron Evans	(Principal Executive Officer)

/s/ Andrew Astor	Chief Financial Officer	February 26, 2018
Andrew Astor	(Principal Financial and Accounting Officer)

/s/ Arthur H. Amron	Director	February 26, 2018
Arthur H. Amron

/s/ Paul A. Mieyal	Director	February 26, 2018
Paul A. Mieyal

/s/ Malcolm Persen	Director	February 26, 2018
Malcolm Persen

/s/ Moshe Pinto	Director	February 26, 2018
Moshe Pinto

