Form 10-Q
period 2018-03-31
NEPHROS INC
filed 2018-05-09
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 9, 2018, 63,710,322 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,819	$2,194
Accounts receivable, net	678	836
Investment in lease, net-current portion	26	20
Inventory, net	928	674
Prepaid expenses and other current assets	63	85
Total current assets	3,514	3,809
Property and equipment, net	35	52
Investment in lease, net-less current portion	34	39
License and supply agreement, net	1,038	1,072
Other asset	11	11
Total assets	$4,632	$4,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$150	$711
Current portion of secured note payable	184	-
Accounts payable	1,069	872
Accrued expenses	328	218
Deferred revenue, current portion	-	70
Total current liabilities	1,731	1,871
Secured note payable, net of current portion	1,003	-
Unsecured long-term note payable, net of debt issuance costs and debt discount of $0 and $233, respectively	-	954
Long-term portion of deferred revenue	-	208
Total liabilities	2,734	3,033

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at March 31, 2018 and December 31, 2017; 57,169,653 and 55,293,267 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	57	55
Additional paid-in capital	124,018	122,924
Accumulated other comprehensive income	80	77
Accumulated deficit	(122,257)	(121,106)
Total stockholders’ equity	1,898	1,950
Total liabilities and stockholders’ equity	$4,632	$4,983

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenues:
Product revenues	$958	$690
License and royalty revenues	27	44
Total net revenues	985	734
Cost of goods sold	518	279
Gross margin	467	455
Operating expenses:
Research and development	289	231
Depreciation and amortization	41	59
Selling, general and administrative	1,260	770
Total operating expenses	1,590	1,060
Loss from operations	(1,123)	(605)
Loss on extinguishment of debt	(199)	-
Interest expense	(86)	(66)
Interest income	1	1
Other expense	(22)	(10)
Net loss	(1,429)	(680)
Other comprehensive income, foreign currency translation adjustments, net of tax	3	1
Total comprehensive loss	$(1,426)	$(679)
Net loss per common share, basic and diluted	$(0.03)	$(0.01)
Weighted average common shares outstanding, basic and diluted	55,568,575	49,601,521

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2017 (audited)	55,293,267	$55	$122,924	$77	$(121,106)	$1,950
Net loss					(1,429)	(1,429)
Cumulative effect of adoption of ASC 606					278	278
Net unrealized gains on foreign currency translation, net of tax				3		3
Issuance of common stock	1,900,000	2	852			854
Cashless exercise of stock options	22,245	-				-
Cancelled restricted stock shares	(45,859)	-				-
Noncash stock-based compensation			242			242
Balance, March 31, 2018	57,169,653	$57	$124,018	$80	$(122,257)	$1,898

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(1,429)	$(680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	7	7
Amortization of license and supply agreement	34	52
Non-cash stock-based compensation, including stock options and restricted stock	242	199
Loss on extinguishment of debt	199	-
Amortization of debt discount	34	26
Inventory reserve	50	-
Allowance for doubtful accounts reserve	-	2
Writeoff of equipment	10	-
Loss on foreign currency transactions	7	2
(Increase) decrease in operating assets:
Accounts receivable	158	(185)
Inventory	(304)	78
Prepaid expenses and other current assets	22	(26)
Other assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable	190	(226)
Accrued expenses	111	109
Deferred revenue	-	(17)
Net cash used in operating activities	(669)	(659)
Financing activities:
Proceeds from issuance of common stock, net of equity issuance costs of $0 and $144, respectively	854	1,187
Net payments on secured revolving credit facility	(561)	-
Proceeds from issuance of secured note	1,187	-
Repayment of secured long term note payable	(1,187)	-
Net cash provided by financing activities	293	1,187
Effect of exchange rates on cash	1	-
Net decrease in cash	(375)	528
Cash, beginning of period	2,194	275
Cash, end of period	$1,819	$803
Supplemental disclosure of cash flow information
Cash paid for interest	$64	$5
Cash paid for income taxes	$3	$2

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

Beginning in 2009, Nephros introduced an additional, complementary business developing and marketing high performance liquid purification filters to meet the demand for water purification in certain medical markets. The Company’s filters, generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. The Company is also exploring water purification applications in several commercial markets, including food and beverage, data center cooling, and military field applications.

The U.S. facilities, located at 380 Lackawanna Place, South Orange, New Jersey, 07079, are used to house the Company’s corporate headquarters and research facilities.

On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of the Company. In August 2003, the Company established a European office in Dublin, Ireland.

Note 2 - Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. Net losses from operations since inception have generated an accumulated deficit of approximately $122,257,000 as of March 31, 2018. On April 10, 2018, the Company completed a private placement transaction whereby the Company sold 6,540,669 shares of its common stock for aggregate net proceeds of approximately $2.9 million. The Company believes that its cash and cash equivalents, together with the proceeds from the private placement, will be sufficient to fund the Company’s current operating plan through at least the next twelve months.

Note 3 - Major Customers and Concentration of Credit Risk

For the three months ended March 31, 2018, three customers accounted for 37% of the Company’s revenues. For the three months ended March 31, 2017, three customers accounted for 48% of the Company’s revenues. As of March 31, 2018, three customers accounted for 36% of the Company’s accounts receivable. As of December 31, 2017, three customers accounted for 34% of the Company’s accounts receivable.

For the three months ended March 31, 2018 and 2017, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2018	2017
A	16%	25%
B	13%	13%
C	8%	10%

As of March 31, 2018 and December 31, 2017, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	March 31, 2018	December 31, 2017
D	14%	5%
B	14%	18%
E	8%	11%

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $1,000 as of March 31, 2018 and December 31, 2017. There was no allowance for sales returns at March 31, 2018 or December 31, 2017.

Note 4 - Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five step model for recognizing revenue which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price and (v) recognizing revenue.

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances.

In addition to product revenue, the Company recognizes revenue related to license, royalty and other agreements in accordance with the five step model in ASC 606. During the three months ended March 31, 2018 and 2017, the Company recognized a total of approximately $27,000 and $44,000, respectively, related to the license agreement with Bellco. In accordance with the adoption of ASC 606, the remaining deferred revenue of approximately $278,000 related to license revenue as of December 31, 2017 was recognized as a cumulative effect adjustment to accumulated deficit as of January 1, 2018. During the three months ended March 31, 2017, approximately $17,000 was recognized as license revenue. The Company recognized royalty income from Bellco pursuant to the license agreement of approximately $27,000 for each of the three months ended March 31, 2018 and 2017.

The following table presents the Company’s revenue for the three months ended March 31, 2018 under the ASC 606 model as compared to revenue under the previous guidance:

	Revenue as reported	Revenue under previous guidance	Difference
Product revenue	$958,000	$958,000	$-
Royalty revenue under the License Agreement with Bellco	27,000	27,000	-
License revenue under the License Agreement with Bellco (1)	-	17,000	(17,000)
Total net revenues	$985,000	$1,002,000	$(17,000)

(1)	Under ASC 606, amounts received related to the license under the Bellco license agreement would have been recognized.as revenue at the time that the license was transferred, which was at the time the payments were received by the Company. Under previous guidance, amounts received under the Bellco license agreement were deferred and recognized as revenue over the term of the Bellco license agreement.

Note 5 - Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the investment in lease, net, the secured long-term note payable and the unsecured long-term note payable approximate fair value as of March 31, 2018 and December 31, 2017 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 6 - Stock Plans and Share-Based Payments

Stock Options

The fair value of stock options is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company calculates employee stock-based compensation expense in accordance with ASC 718. The Company accounts for stock option grants to consultants under the provisions of ASC 505-50, and as such, these stock options are revalued at each reporting period through the vesting period. The fair value of the Company’s stock option awards is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock-Based Compensation

Stock-based compensation expense related to stock option grants was approximately $130,000 and $102,000 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, approximately $120,000 and approximately $10,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2018, previously issued stock options were modified for an employee who is no longer employed with the Company. As a result of this modification, approximately $12,000 was recognized as stock option modification expense and included in research and development expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The remaining income recorded as stock-based compensation included in research and development expenses of approximately $2,000 is primarily due to the reversal of expense due to the forfeiture of unvested stock options. For the three months ended March 31, 2017, approximately $94,000 and approximately $8,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statements of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three months ended March 31, 2018 and 2017, as the Company is in a net operating loss position. As of March 31, 2018, there was approximately $1,179,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans. Approximately $230,000 of the $1,179,000 total unrecognized compensation will be recognized at the time that certain performance conditions are met. The remaining unrecognized compensation expense of approximately $949,000 will be amortized over the weighted average remaining requisite service period of 2.2 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

Total stock-based compensation expense for restricted stock grants was approximately $112,000 and $97,000 for the three months ended March 31, 2018 and 2017, respectively. Approximately $100,000 and $97,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, respectively. Approximately $12,000 is included in research and development expenses on the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018.

As of March 31, 2018, there was approximately $103,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next three months.

Note 7 - Warrants

There were no warrants exercised during the three months ended March 31, 2018 or 2017.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31,
	2018	2017
Shares underlying warrants outstanding	7,099,010	7,432,342
Shares underlying options outstanding	6,474,527	5,040,306
Unvested restricted stock	753,528	584,467

Note 9 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date”. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. In March, April and May 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12, respectively, which clarify implementation guidance, including the guidance on principal versus agent considerations, performance obligations and licensing and assessments of collectability and noncash considerations. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening accumulated deficit in the period of adoption. The majority of the Company’s revenue relates to the sale of finished products to various customers, and the adoption did not have any impact on revenue recognized from these transactions. The Company completed its analysis of the impact on certain less significant transactions involving third-party arrangements, and as a result of the analysis, the Company accelerated the remaining approximately $278,000 of deferred revenue to be recognized under the Bellco license agreement as of December 31, 2017 and recorded a cumulative effect adjustment to opening accumulated deficit as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption was permitted. The Company adopted this guidance as of January 1, 2018 and the guidance did not have an impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce diversity in practice. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption was permitted. The Company adopted the guidance as of January 1, 2018 and the guidance did not have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which clarifies how restricted cash is presented and classified in the statement of cash flows. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption was permitted. The Company adopted the guidance as of January 1, 2018 and the guidance did not have an impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business in a business combination. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. Early adoption was permitted. The Company adopted the guidance as of January 1, 2018 and the guidance did not have an impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation” which requires modification accounting to be used on shared-based payment awards if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted the guidance as of January 1, 2018 and the guidance did not have an impact on its consolidated financial statements.

Recent Accounting Pronouncements, Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” that discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

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

Note 10 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Finished goods	$936,000	$654,000
Raw materials	73,000	51,000
Less: inventory reserve	(81,000)	(31,000)
Total inventory, net	$928,000	$674,000

Note 11 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note (the “Secured Note”) with Tech Capital, LLC (“Tech Capital”) for a principal amount of $1,187,000. As of March 31, 2018, the principal balance of the Secured Note was approximately $1,187,000. The Company used these proceeds to repay the Company’s 11% unsecured promissory notes issued pursuant to the Note and Warrant Agreement dated June 3, 2016 (see Note 13 below).

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement between the Company and Tech Capital, dated August 16, 2017 and all of the riders and amendments thereto (the “Loan Agreement”) (see Note 12 below). An event of default under such Loan Agreement shall be an event of default under the Secured Note, and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note shall also be due.

Debt issuance costs of approximately $6,000 were recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018.

Note 12 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan Agreement with Tech Capital. The Loan Agreement provides for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement. The outstanding principal balance of the Loan Agreement was approximately $150,000 and approximately $711,000 as of March 31, 2018 and December 31, 2017, respectively. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months, which will automatically renew for successive 12-month periods unless cancelled. Availability under the Loan Agreement will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Loan Agreement accrue interest, which shall be payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate shall not be less than 4.25% per annum. As of March 31, 2018, the current interest rate was 8.25% per annum.

The Company also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Loan Agreement. In addition, Nephros International Limited, the Company’s wholly-owned subsidiary, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

For the three months ended March 31, 2018, approximately $6,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2018, approximately $2,000 of the $6,000 of interest expense incurred is included in accrued expenses on the condensed consolidated balance sheet.

Note 13 – Unsecured Promissory Notes and Warrants

On June 7, 2016, the Company entered into a Note and Warrant Agreement (the “Note and Warrant Agreement”) with new creditors as well as existing stockholders under which the Company issued unsecured promissory notes and warrants resulting in total gross proceeds to the Company during June 2016 of approximately $1,187,000. As of December 31, 2017, the portion of the outstanding unsecured promissory notes held by related parties comprised of persons controlled by a member of management and by Lambda Investors LLC (“Lambda”), the majority shareholder, amounted to $30,000 and $300,000, respectively. The outstanding principal under the notes accrues interest at a rate of 11% per annum. The notes required the Company to make interest only payments on a semi-annual basis, with all outstanding principal under the notes being repayable in cash on June 7, 2019, the third anniversary of the date of issuance. In addition to the notes, the Company issued warrants to purchase approximately 2.4 million shares of the Company’s common stock. The portion of the gross proceeds allocated to the warrants of approximately $393,000 was accounted for as additional paid-in capital resulting in a debt discount. The debt discount, which includes approximately $9,000 of debt issuance costs in addition to the fair value of the warrants, is being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Note and Warrant Agreement.

Approximately $34,000 and $26,000 was recognized as amortization of debt discount during the three months ended March 31, 2018 and 2017, respectively, and is included in interest expense on the condensed consolidated statement of operations and comprehensive loss. Approximately $30,000 and $33,000 was recognized as interest expense for the three months ended March 31, 2018 and 2017, respectively, for interest payable to noteholders.

For each of the three month periods ended March 31, 2018 and 2017, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $1,000 and $8,000, respectively.

On March 30, 2018, using proceeds from the Secured Note, the principal balance of the notes was repaid in full. In addition, the remaining accrued interest of approximately $43,000 was paid. While the notes were outstanding, approximately $195,000 of interest was paid to noteholders. The remaining debt discount of approximately $199,000 was written off and recorded as loss on extinguishment of debt in the Company’s condensed consolidated statements of operations and comprehensive loss.

Note 14 – Stockholders’ Equity

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

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. Under the terms and subject to the conditions of the securities purchase agreement, the Company has the right to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. Pursuant to the securities purchase agreement, during the three months ended March 31, 2018 and 2017, the Company issued and sold 1,900,000 and 300,000 shares of common stock, respectively, to Lincoln Park. The issuance of the common shares to Lincoln Park resulted in gross proceeds of $854,000 and $113,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 15 – Commitments and Contingencies

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

On February 19, 2014, the Company entered into the first amendment to the license agreement with Bellco, pursuant to which the Company and Bellco agreed to extend the term of the license agreement from December 31, 2016 to December 31, 2021. The first amendment also expands the Territory covered by the License Agreement to include, on an exclusive basis, Sweden, Denmark, Norway and Finland and on a non-exclusive basis, Korea, Mexico, Brazil, China and the Netherlands. The first amendment further provides new minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. The Company has agreed to reduce the fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the Territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $2.10) per unit; thereafter, €1.25 (approximately $1.50) per unit. In addition, the first amendment provides that, in the event that the Company pursues a transaction to sell, assign or transfer all right, title and interest to the licensed patents to a third party, the Company will provide Bellco with written notice thereof and a right of first offer with respect to the contemplated transaction for a period of 30 days.

In accordance with the adoption of ASC 606, the remaining deferred revenue of approximately $278,000 related to license revenue as of December 31, 2017 was recognized as a cumulative effect adjustment to accumulated deficit as of January 1, 2018. During the three months ended March 31, 2017, approximately $17,000 was recognized as license revenue.

The Company recognized royalty income from Bellco pursuant to the license agreement of approximately $27,000 for each of the three months ended March 31, 2018 and 2017.

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

On May 5, 2017, the Company and Medica entered into a Third Amendment to the License and Supply Agreement (the “Third Amendment”) which expanded the products covered by the original License and Supply Agreement to include both certain filtration products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The Third Amendment also limits the territory in which Medica granted the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale, and sell the filtration products.

On September 26, 2017, the Company and Medica entered into a Fourth Amendment to the License and Supply Agreement (the “Fourth Amendment”) which extended the term of the License and Supply Agreement from December 31, 2022 to December 31, 2025, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

In exchange for the rights granted, the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2018, the Company has agreed to make minimum annual aggregate purchases from Medica of €2,500,000 (approximately $3,000,000). As of March 31, 2018, the Company’s aggregate purchase commitments totaled approximately €471,000 (approximately $565,000).

In exchange for the license, the gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the condensed consolidated balance sheet is approximately $1,038,000 and $1,072,000 as of March 31, 2018 and December 31, 2017, respectively. Accumulated amortization is approximately $1,211,000 and $1,178,000 as of March 31, 2018 and December 31, 2017, respectively. The asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $34,000 and $52,000 has been charged to amortization expense for the three months ended March 31, 2018 and 2017, respectively, on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. For the three months ended March 31, 2018 and 2017, approximately $10,000 and $7,000 of interest, respectively, was recognized as interest expense.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $29,000 and $19,000 for the three months ended March 31, 2018 and 2017, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $29,000 in royalties are included in accrued expenses as of March 31, 2018. Approximately $34,000 in royalties are included in accounts payable as of December 31, 2017.

Contractual Obligations

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017. We use these facilities to house our corporate headquarters and research facilities.

The lease agreement for the office space in Ireland was entered into on August 1, 2017 and includes a twelve month term.

Rent expense for the three months ended March 31, 2018 and 2017 totaled $51,000 and $31,000, respectively.

As of March 31, 2018, minimum lease payments are as follows:

2018	$99,000
2019	136,000
2020	140,000
2021	145,000
2022	136,000

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the direct financing lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s condensed consolidated statement of cash flows. At lease inception, an investment in lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. Approximately $1,000 was recognized in interest income during each of the three months ended March 31, 2018 and 2017. As of March 31, 2018, investment in lease, current is approximately $26,000, net of unearned interest of $3,000. As of March 31, 2018, investment in lease, noncurrent is approximately $34,000, net of unearned interest of $2,000.

As of March 31, 2018, scheduled maturities of minimum lease payments receivable were as follows:

2018	19,000
2019	19,000
2020	22,000
60,000
Less: Current portion	(26,000)
Investment in lease, net – less current portion	$34,000

Included in the above scheduled maturities of minimum lease payments receivable, approximately $7,000 was due as of March 31, 2018.

Note 16 – Subsequent Event

On April 11, 2018, the Company completed a private placement in which it sold approximately 6,500,000 shares of common stock at a purchase price of $0.45 per share, resulting in total gross proceeds to the Company of approximately $2.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Forward-Looking Statements” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2017, including the “Risk Factors” and “Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017. Our actual results may differ materially.

Business Overview

We are a commercial stage medical device and commercial products company that develops and sells high performance liquid purification filters and hemodiafiltration (“HDF”) systems. Our filters, which are generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize patient exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

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

Target Markets

Our ultrafiltration products currently target the following markets:

●	Hospitals and Other Healthcare Facilities: Filtration of water for washing and drinking as an aid in infection control, including use in sinks, showers, and ice machines. The filters produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures, and washing of surgeons’ hands.

●	Dialysis Centers: Filtration of water or bicarbonate concentrate used in hemodialysis.

●	Commercial Facilities: Filtration of water for washing and drinking, including use in ice machines and soft drink dispensers.

●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the hospital setting to aid in infection control:

●	The DSU-H is an in-line, 0.005 micron ultrafilter that provides dual-stage protection from water borne pathogens. The DSU H is primarily used to filter potable water feeding ice machines, sinks, and medical equipment, such as endoscope washers and surgical room humidifiers. The DSU-H has an up to 6 month product life when used in a hospital setting.

●	The SSU-H is an in-line, 0.005 micron ultrafilter that provides single-stage protection from water borne pathogens. The SSU-H is primarily used to filter potable water feeding sinks, showers and medical equipment. The SSU-H has an up to 3 month product life when used in a hospital setting.

●	The S100 is a point-of-use, 0.01 micron microfilter that provides protection from water borne pathogens. The S100 is primarily used to filter potable water feeding sinks and showers. The S100 has an up to 3 month product life when used in a hospital setting.

●	The HydraGuardTM and HydraGuardTM - Flush are 0.005 micron cartridge ultrafilters that provide single-stage protection from water borne pathogens. The HydraGuardTM ultrafilters are primarily used to filter potable water feeding ice machines and medical equipment, such as endoscope washers and surgical room humidifiers. The HydraGuardTM has an up to 6 month product life and the HydraGuardTM - Flush has an up to 12 month product life when used in a hospital setting.

We received FDA 510(k) clearance to market the HydraGuardTM in December 2016 and began shipping it in July 2017. We began shipping the HydraGuardTM - Flush in September 2017. The DSU, SSU, and S100 products were 510(k)-cleared in prior years.

The complete hospital infection control product line, including in-line, point-of-use, and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/ . We are not including the information on our website as a part of, nor incorporating it by reference, into this Quarterly Report on Form 10-Q.

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

Commercial and Industrial Facilities. We currently market the following portfolio of proprietary products for use in the commercial, industrial, and food service settings:

●	The NanoGuard™-D is an in-line, 0.005 micron ultrafilter that provides dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard™-D is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard™-S is an in-line, 0.005 micron ultrafilter that provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard™-S is primarily used to filter potable water feeding ice machines, sinks, showers and equipment that requires or benefits from ultrafiltered water, and filters up to 3,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard™-E is a 0.005 micron ultrafilter cartridge that plugs into an Everpure® filter manifold and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard™-E is primarily used to filter potable water feeding ice machines, beverage dispensers, and other equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard™-C is a 0.005 micron cartridge ultrafilter that fits with most 10”, 20”, 30” and 40” cartridge housings and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard™-C is primarily used to filter potable water feeding ice machines and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water per 10” of length, depending upon the particle load.

●	The NanoGuard™-F is a 0.005 micron flushable cartridge ultrafilter, available in 10” or 20” sizes and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard™-F is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water. The NanoGuard™-F has an up to 12 month product life and can filter up to 2.5 gallons per minute per 10” length, depending upon the particle load.

In April 2017, we announced a partnership with WorldWater & Solar Technology to provide ultrafiltration capabilities to their drinking water systems. This partnership centers on our NanoGuard™-F product line. This partnership is in the early stages of market roll-out.

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

Over the last four years, DaVita Healthcare Partners, the Renal Research Institute (a research division of Fresenius Medical Care), and Vanderbilt University conducted post-market evaluations of our HDF system in their clinics. We gathered direct feedback from these evaluations to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm. The ultimate goal of the evaluations was to better understand the potential for HDF, in the U.S. clinical setting, to (a) improve the quality of life for the patient, (b) reduce overall expenditure compared to other dialysis modalities, (c) minimize the impact on nurse work flow at the clinic, and (d) demonstrate the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. The last evaluation was concluded at Vanderbilt in the first quarter of 2018. When practical, we will work with Vanderbilt to publish observational findings.

Leveraging the learnings from our evaluations, we have initiated the development of the 2nd generation HDF system. We believe that the 2nd generation system, as currently designed, incorporates new features that could enable us to better manufacture at scale, to reduce the per treatment cost of performing HDF, and to better align with current work flow practices, versus our 1st generation HDF system. We filed a provisional patent on our new system design in June 2017. We are funding the 2nd generation HDF system as cash flow is available, and have announced plans to form a new subsidiary, Specialty Renal Products, Inc., to drive the development of this 2nd generation HDF system.

Critical Accounting Policies

For the three-month period ended March 31, 2018, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

Total revenues for the three months ended March 31, 2018 were approximately $985,000 compared to approximately $734,000 for the three months ended March 31, 2017. The increase of approximately $251,000, or 34%, was primarily driven by an increase in water filter product revenue in 2018 versus in 2017, which we believe indicates early success of our strategy to provide dialysis-quality water filtration into the water-borne infection control market within the hospital sector. This product revenue increase was offset by an approximately $17,000 decrease in license and royalty revenues due to the change in revenue recognition discussed in Note 4 of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements.

Cost of Goods Sold

Cost of goods sold was approximately $518,000 for the three months ended March 31, 2018 compared to approximately $279,000 for the three months ended March 31, 2017. The increase of approximately $239,000, or 86%, was primarily composed of approximately $100,000 in increased direct product costs in support of increased sales, $50,000 in the effects of foreign exchange rates, $50,000 in inventory reserves for expiring items, and $30,000 in physical count inventory adjustments.

Gross Margins

Gross margins were approximately 47% for the three months ended March 31, 2018, compared to approximately 62% for the three months ended March 31, 2017. The decrease of approximately 15% was due to the combined effects of reduced license and royalty revenues and the increased cost of goods sold, as described in preceding paragraphs.

Research and Development

Research and development expenses were approximately $289,000 and $231,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. This increase of approximately $58,000, or 25%, reflects an increase due to costs associated with the 2nd generation HDF development during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $41,000 for the three months ended March 31, 2018 compared to approximately $59,000 for the three months ended March 31, 2017. The decrease of approximately $18,000, or 31%, is due to lower amortization expense for the three months ended March 31, 2018 as a result of an amendment to our license and supply agreement with Medica, which extended the term from December 31, 2022 to December 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,260,000, for the three months ended March 31, 2018 compared to approximately $770,000 for the three months ended March 31, 2017, representing an increase of $490,000, or 64%. The increase was primarily due to an increase in personnel-related expenses of approximately $277,000 due to increased headcount, an increase in share-based compensation of approximately $57,000 due to increased headcount, and an increase in professional services expenses of approximately $83,000 due to the implementation of a new ERP system and increased legal expenses.

Loss on Extinguishment of Debt

During the three months ended March 31, 2018, we recorded a loss on extinguishment of debt of approximately $199,000 as a result of the repayment of our outstanding unsecured long term note payable.

Interest Expense

The table below summarizes interest expense for the three months ended March 31, 2018 and 2017:

	2018	2017
Interest related to unsecured long-term note payable	$30,000	$33,000
Amortization of debt discount - unsecured long-term note payable	34,000	26,000
Interest - outstanding payables due to a vendor	10,000	7,000
Interest related to secured note payable	6,000	-
Interest on secured revolving credit facility	6,000	-
Total interest expense	$86,000	$66,000

Interest Income

Interest income of approximately $1,000 for each of the three months ended March 31, 2018 and 2017, respectively, is as result of interest income recognized on a lease receivable.

Other Income/Expense

Other expense for the three months ended March 31, 2018 and 2017 of approximately $22,000 and $10,000, respectively, is related to foreign currency losses.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2018 and December 31, 2017 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	March 31, 2018	December 31, 2017
Cash	$1,819	$2,194
Other current assets	1,695	1,615
Working capital surplus	1,766	1,938
Stockholders’ equity	1,898	1,950

At March 31, 2018, we had an accumulated deficit of approximately $122,257,000 and we expect to incur additional operating losses over the next several quarters. On April 10, 2018, we completed a private placement transaction whereby we sold 6,540,669 shares of our common stock for aggregate net proceeds of approximately $2.9 million. We believe that our cash and cash equivalents, together with the proceeds from this private placement, will be sufficient to fund our current operating plan through at least the next twelve months.

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

At March 31, 2018, we had cash totaling approximately $1,819,000 and total assets of approximately $3,594,000, excluding other intangible assets (related to the license and supply agreement with Medica) of approximately $1,038,000.

We have also continued to pursue different sources of additional financing. In the first quarter of 2018, we entered into a Secured Promissory Note with Tech Capital, LLC for a principal amount of $1,187,000. We used these proceeds to repay the 11% unsecured promissory notes issued pursuant to the Note and Warrant Agreement dated June 2016.

Net cash used in operating activities was approximately $669,000 for the three months ended March 31, 2018 compared to approximately $659,000 for the three months ended March 31, 2017. Our net loss was approximately $1,429,000 for the three months ended March 31, 2018 compared to a net loss of approximately $680,000 for the three months ended March 31, 2017, an increase of approximately $749,000.

The most significant items classified as cash used in operating activities that serve to offset the increase in net loss of approximately $749,000 are highlighted below:

●	our accounts receivable decreased by approximately $158,000 during the 2018 period compared to an increase of approximately $185,000 during the 2017 period primarily as a result of improved management focus on receivable collections;
●	our loss on extinguishment of debt of approximately $199,000 during the 2018 period as a result of the repayment of our outstanding unsecured long term note payable;
●	our stock-based compensation was approximately $242,000 during the 2018 period compared to approximately $199,000 during the 2017 period, primarily due to increased headcount; and
●	our accounts payable increased approximately $190,000 during the 2018 period compared to a decrease of approximately $226,000 during the 2017 period primarily as a result of increased purchases required for our higher sales volume.

The above changes are partially offset by:

●	our inventory increased by approximately $304,000 during the 2018 period compared to a decrease of approximately $78,000 during the 2017 period primarily as a result of managing inventory levels to support increased sales volume.

There was no cash used in investing activities for the three months ended March 31, 2018 or 2017.

Net cash provided by financing activities of approximately $293,000 for the three months ended March 31, 2018 resulted from net proceeds from the issuance of common stock of approximately $854,000 and proceeds from the issuance of a secured note payable of approximately $1,187,000, offset partially by net payments on our secured revolving credit facility of approximately $561,000 and payments of approximately $1,187,000 on our unsecured long-term note payable.

Net cash provided by financing activities for the three months ended March 31, 2017 resulted from net proceeds of approximately $1,187,000 from the issuance of common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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
10.1

Secured Promissory Note dated March 27, 2018, between the Registrant and Tech Capital, LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 30, 2018.

10.2

Form of Stock Purchase Agreement, dated April 10, 2018, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2018.

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

NEPHROS, INC.

Date: May 9, 2018	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive
Officer)

Date: May 9, 2018	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

