Form 10-Q
period 2018-06-30
NEPHROS INC
filed 2018-08-08
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 8, 2018, 64,166,988 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$3,484	$2,194
Accounts receivable, net	855	836
Investment in lease, net-current portion	31	20
Inventory, net	1,352	674
Prepaid expenses and other current assets	49	85
Total current assets	5,771	3,809
Property and equipment, net	28	52
Investment in lease, net-less current portion	30	39
License and supply agreement, net	1,005	1,072
Other asset	11	11
Total assets	$6,845	$4,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$153	$711
Current portion of secured note payable	187	-
Accounts payable	679	872
Accrued expenses	377	218
Deferred revenue, current portion	-	70
Total current liabilities	1,396	1,871
Secured note payable, net of current portion	951	-
Unsecured long-term note payable, net of debt issuance costs and debt discount of $0 and $233, respectively	-	954
Long-term portion of deferred revenue	-	208
Total liabilities	2,347	3,033

Commitments and Contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at June 30, 2018 and December 31, 2017; 64,166,988 and 55,293,267 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	64	55
Additional paid-in capital	127,299	122,924
Accumulated other comprehensive income	74	77
Accumulated deficit	(122,939)	(121,106)
Total stockholders’ equity	4,498	1,950
Total liabilities and stockholders’ equity	$6,845	$4,983

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Product revenues	$1,216	$785	$2,174	$1,475
License, royalty and other revenues	150	74	177	118
Total net revenues	1,366	859	2,351	1,593
Cost of goods sold	536	342	1,054	621
Gross margin	830	517	1,297	972
Operating expenses:
Research and development	352	277	641	507
Depreciation and amortization	40	60	81	119
Selling, general and administrative	1,091	880	2,351	1,651
Total operating expenses	1,483	1,217	3,073	2,277
Loss from operations	(653)	(700)	(1,776)	(1,305)
Loss on extinguishment of debt	-	-	(199)	-
Interest expense	(28)	(64)	(114)	(130)
Interest income	1	1	2	2
Other expense	(2)	(23)	(24)	(33)
Net loss	(682)	(786)	(2,111)	(1,466)
Other comprehensive (loss) income, foreign currency translation adjustments, net of tax	(6)	7	(3)	8
Total comprehensive loss	$(688)	$(779)	$(2,114)	$(1,458)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average common shares outstanding, basic and diluted	62,456,668	53,626,707	59,031,649	51,625,048

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2017 (audited)	55,293,267	$55	$122,924	$77	$(121,106)	$1,950
Net loss					(2,111)	(2,111)
Cumulative effect of adoption of ASC 606					278	278
Net unrealized losses on foreign currency translation, net of tax				(3)		(3)
Issuance of common stock, net of equity issuance costs of $19	8,440,669	9	3,769			3,778
Cashless exercise of stock options	22,245	-				-
Cancelled restricted stock shares	(45,859)	-				-
Exercise of warrants	456,666	-	138			138
Noncash stock-based compensation			468			468
Balance, June 30, 2018	64,166,988	$64	$127,299	$74	$(122,939)	$4,498

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(2,111)	$(1,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	14	14
Amortization of license and supply agreement	67	105
Non-cash stock-based compensation, including stock options and restricted stock	468	395
Loss on extinguishment of debt	199	-
Amortization of debt discount	34	54
Inventory reserve	50	-
Allowance for doubtful accounts reserve	1	2
Loss on disposal of equipment	10	-
(Gain) loss on foreign currency transactions	(2)	13
(Increase) decrease in operating assets:
Accounts receivable	(20)	(176)
Inventory	(728)	(124)
Prepaid expenses and other current assets	37	45
Increase (decrease) in operating liabilities:
Accounts payable	(191)	(85)
Accrued expenses	160	100
Deferred revenue	-	(35)
Net cash used in operating activities	(2,012)	(1,158)
Financing activities:
Proceeds from issuance of common stock, net of equity issuance costs of $19 and $152, respectively	3,778	1,179
Net payments on secured revolving credit facility	(558)	-
Payments on secured note payable	(49)
Proceeds from exercise of warrants	138
Proceeds from issuance of secured note	1,187	-
Repayment of unsecured long term note payable	(1,187)	-
Net cash provided by financing activities	3,309	1,179
Effect of exchange rates on cash	(7)	5
Net increase in cash	1,290	26
Cash, beginning of period	2,194	275
Cash, end of period	$3,484	$301
Supplemental disclosure of cash flow information
Cash paid for interest	$91	$77
Cash paid for income taxes	$3	$4

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. The Company was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced end stage renal disease (“ESRD”) therapy technology and products. Today, the Company has two U.S. Food and Drug Administration-cleared products in the hemodiafiltration (“HDF”) market that deliver therapy to ESRD patients. These are the OLpūr mid-dilution HDF filter or “dialyzer,” designed expressly for HDF therapy, and the OLpūr H2H HDF module, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy.

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results as of and for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. Net losses from operations since inception have generated an accumulated deficit of approximately $122,939,000 as of June 30, 2018. On April 10, 2018, the Company completed a private placement transaction whereby the Company sold 6,540,669 shares of its common stock for aggregate net proceeds of approximately $2,943,000. The Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying condensed consolidated financial statements.

Note 3 – Major Customers and Concentration of Credit Risk

For the three and six months ended June 30, 2018, four customers accounted for 42% of the Company’s revenues. For the three months ended June 30, 2017, four customers accounted for 54% of the Company’s revenues. For the six months ended June 30, 2017, four customers accounted for 56% of the Company’s revenues. As of June 30, 2018, three customers accounted for 39% of the Company’s accounts receivable. As of December 31, 2017, two customers accounted for 29% of the Company’s accounts receivable.

For the three months ended June 30, 2018 and 2017, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2018	2017
A	13%	16%
B	13%	14%
C	11%	12%
D	5%	12%

For the six months ended June 30, 2018 and 2017, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2018	2017
A	14%	21%
B	13%	13%
C	9%	11%
D	6%	11%

As of June 30, 2018 and December 31, 2017, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	June 30, 2018	December 31, 2017
B	15%	18%
E	12%	-%
F	12%	-%
G	-%	11%

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, and each customer’s payment and return history and creditworthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $2,000 and $1,000 as of June 30, 2018 and December 31, 2017, respectively. There was no allowance for sales returns at June 30, 2018 or December 31, 2017.

Note 4 – Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five step model for recognizing revenue, which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price and (v) recognizing revenue.

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances.

In addition to product revenue, the Company recognizes revenue related to license, royalty and other agreements in accordance with the five step model in ASC 606. In accordance with the adoption of ASC 606, the remaining deferred revenue of approximately $278,000 related to license revenue as of December 31, 2017 was recognized as a cumulative effect adjustment to accumulated deficit as of January 1, 2018. License, royalty and other revenue recognized for the three and six months ended June 30, 2018 and 2017 is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalty revenue under the Sublicense Agreement with CamelBak (1)	$100,000	$25,000	$100,000	$25,000
Royalty revenue under the License Agreement with Bellco	31,000	31,000	58,000	58,000
License revenue under the License Agreement with Bellco (2)	-	18,000	-	35,000
Other revenue	19,000	-	19,000	-
Total license, royalty and other revenue	$150,000	$74,000	$177,000	$118,000

(1)	In May 2015, the Company entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under the Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the Company’s individual water treatment device. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak is also required to meet or exceed certain minimum annual fees payable to the Company, and if such fees are not met or exceeded, the Company may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales.
(2)	In June 2011, the Company entered into a License Agreement with Bellco S.r.l. (“Bellco”). Under the License Agreement, as amended, the Company granted Bellco a license to manufacture, market and sell the Company’s patented mid-dilution dialysis filters (the “Products”) under its own name, label and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries (see Note 15 – Commitments and Contingencies).

The following tables present the Company’s revenue for the three and six months ended June 30, 2018 under the ASC 606 model as compared to revenue under the previous accounting guidance:

	Three Months Ended June 30, 2018
	Revenue as reported	Revenue under previous accounting guidance	Difference
Product revenue	$1,216,000	$1,216,000	$-
Royalty revenue under the Sublicense Agreement with CamelBak	100,000	100,000	-
Royalty revenue under the License Agreement with Bellco	31,000	31,000	-
License revenue under the License Agreement with Bellco (1)	-	18,000	(18,000)
Other revenue	19,000	19,000	-
Total net revenues	$1,366,000	$1,384,000	$(18,000)

	Six Months Ended June 30, 2018
	Revenue as reported	Revenue under previous accounting guidance	Difference
Product revenue	$2,174,000	$2,174,000	$-
Royalty revenue under the Sublicense Agreement with CamelBak	100,000	100,000	-
Royalty revenue under the License Agreement with Bellco	58,000	58,000	-
License revenue under the License Agreement with Bellco (1)	-	35,000	(35,000)
Other revenue	19,000	19,000	-
Total net revenues	$2,351,000	$2,386,000	$(35,000)

(1)	Under ASC 606, amounts received related to the license under the License Agreement with Bellco would have been recognized as revenue at the time that the license was transferred, which was at the time the payments were received by the Company. Under previous accounting guidance, amounts received under the License Agreement with Bellco were deferred and recognized as revenue over the term of the License Agreement.

Note 5 – Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the investment in lease, net, the secured long-term note payable and the unsecured long-term note payable approximate fair value as of June 30, 2018 and December 31, 2017 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 6 – Stock Plans and Share-Based Payments

Stock Options

The fair value of stock options is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company calculates employee stock-based compensation expense in accordance with ASC 718. The Company accounts for stock options granted to consultants under the provisions of ASC 505-50, and as such, these stock options are revalued at each reporting period through the vesting period. The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock-Based Compensation

Stock-based compensation expense related to stock options was approximately $124,000 and $111,000 for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, approximately $118,000 and approximately $6,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2017, approximately $103,000 and approximately $8,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was approximately $253,000 and $213,000 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, approximately $237,000 and $16,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2017, approximately $194,000 and $19,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2018, previously issued stock options were modified for an employee who is no longer employed with the Company. As a result of this modification, included in the approximately $16,000 of research and development expenses is approximately $12,000 of stock option modification expense on the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018.

There was no tax benefit related to expense recognized in the three months ended June 30, 2018 and 2017, as the Company is in a net operating loss position. As of June 30, 2018, there was approximately $1,132,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans. Approximately $230,000 of the $1,132,000 total unrecognized compensation expense will be recognized at the time that certain performance conditions are met. The remaining unrecognized compensation expense of approximately $902,000 will be amortized over the weighted average remaining requisite service period of 2.1 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

Total stock-based compensation expense for restricted stock was approximately $103,000 and $85,000 for the three months ended June 30, 2018 and 2017. Approximately $90,000 and $85,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2018 and 2017, respectively. Approximately $13,000 is included in research and development expenses on the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2018.

Total stock-based compensation expense for restricted stock was approximately $215,000 and $182,000 for the six months ended June 30, 2018 and 2017. Approximately $190,000 and $182,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018 and 2017, respectively. Approximately $25,000 is included in research and development expenses on the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018.

As of June 30, 2018, there was no unrecognized compensation expense related to restricted stock.

Note 7 – Warrants

During the three months ended June 30, 2018, warrants to purchase 456,666 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $138,000 and the issuance of 456,666 shares of the Company’s common stock. Of the warrants exercised during the three months ended June 30, 2018, warrants to purchase 73,333 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $22,000. There were no warrants exercised during the six months ended June 30, 2017.

Note 8 – Net Loss per Common Share

Basic loss per common share is calculated by dividing net loss available to common shareholders by the number of weighted average common shares issued and outstanding. Diluted loss per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30,
	2018	2017
Shares underlying warrants outstanding	6,642,344	7,432,342
Shares underlying options outstanding	6,644,527	5,459,015
Unvested restricted stock	-	17,756

Note 9 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and was to be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” This ASU deferred the effective date of ASU No. 2014-09 for all entities for one year. In March, April and May 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12, respectively, which clarified implementation guidance, including the guidance on principal versus agent considerations, performance obligations and licensing and assessments of collectability and noncash considerations. Public business entities, certain not-for-profit entities, and certain employee benefit plans are required to apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening accumulated deficit in the period of adoption. The majority of the Company’s revenue relates to the sale of finished products to various customers, and the adoption did not have any impact on revenue recognized from these transactions. The Company completed its analysis of the impact on certain less significant transactions involving third-party arrangements, and as a result of the analysis, the Company accelerated the remaining approximately $278,000 of deferred revenue to be recognized under the License Agreement with Bellco as of December 31, 2017 and recorded a cumulative effect adjustment to opening accumulated deficit as of January 1, 2018.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation,” which requires modification accounting to be used on share-based payment awards if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. The Company adopted the guidance as of January 1, 2018 and the guidance did not have an impact on its consolidated financial statements.

Recent Accounting Pronouncements, Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of 2019. Early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted beginning in the first quarter of fiscal year 2019. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

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

In May 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Note 10 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Finished goods	$1,345,000	$654,000
Raw materials	74,000	51,000
Less: inventory reserve	(67,000)	(31,000)
Total inventory, net	$1,352,000	$674,000

Note 11 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital, LLC (“Tech Capital”) for a principal amount of $1,187,000. As of June 30, 2018, the principal balance of the Secured Note was approximately $1,138,000. The Company used the proceeds from the Secured Note to repay the Company’s 11% unsecured promissory notes issued in June 2016 pursuant to the Note and Warrant Agreement (see Note 13 – Unsecured Promissory Notes and Warrants).

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement between the Company and Tech Capital, dated August 16, 2017 and all of the riders and amendments thereto (the “Loan Agreement”) (see Note 12 – Secured Revolving Credit Facility). An event of default under such Loan Agreement shall be an event of default under the Secured Note, and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note shall also be due.

During the three months ended June 30, 2018, the Company made payments under the Secured Note of approximately $72,000. Approximately $23,000 of the $72,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018. Debt issuance costs of approximately $6,000 were recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018.

As of June 30, 2018, future principal maturities are as follows:

2018	$101,000
2019	214,000
2020	231,000
2021	250,000
2022	271,000
2023	71,000
Total	$1,138,000

Note 12 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan Agreement with Tech Capital. The Loan Agreement provides for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement. The outstanding principal balance of the Loan Agreement was approximately $153,000 and $711,000 as of June 30, 2018 and December 31, 2017, respectively. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months, which will automatically renew for successive 12-month periods unless cancelled. Availability under the Loan Agreement will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Loan Agreement accrue interest, which shall be payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate shall not be less than 4.25% per annum. As of June 30, 2018, the current interest rate was 8.50% per annum.

The Company also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Loan Agreement. In addition, Nephros International Limited, the Company’s wholly-owned subsidiary, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

In connection with the Loan Agreement, the Company incurred fees of approximately $12,000 related to the issuance of the revolving credit facility. These debt issuance costs were recognized as interest expense during the three months ended September 30, 2017.

For the three and six months ended June 30, 2018, approximately $3,000 and $9,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2018, approximately $1,000 of the $9,000 of interest expense incurred for the six months ended June 30, 2018 is included in accrued expenses on the condensed consolidated balance sheet.

Note 13 – Unsecured Promissory Notes and Warrants

In June 2016, the Company entered into a Note and Warrant Agreement (the “Note and Warrant Agreement”) with new creditors as well as existing stockholders under which the Company issued unsecured promissory notes and warrants resulting in total gross proceeds to the Company during June 2016 of approximately $1,187,000. As of December 31, 2017, the portion of the outstanding notes held by related parties comprised of persons controlled by a member of management and by Lambda Investors LLC (“Lambda”), the majority shareholder, amounted to $30,000 and $300,000, respectively. The outstanding principal under the notes accrued interest at a rate of 11% per annum. The notes required the Company to make interest only payments on a semi-annual basis, with all outstanding principal under the notes being repayable in cash on the third anniversary of the date of issuance. In addition to the notes, the Company issued warrants to purchase approximately 2.4 million shares of the Company’s common stock. The portion of the gross proceeds allocated to the warrants of approximately $393,000 was accounted for as additional paid-in capital resulting in a debt discount. The debt discount, which included approximately $9,000 of debt issuance costs in addition to the fair value of the warrants, was being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Note and Warrant Agreement. On March 30, 2018, using proceeds from the Secured Note, the principal balance of the notes, along with the remaining accrued interest of approximately $43,000, was repaid in full. While the notes were outstanding, approximately $195,000 of interest was paid to noteholders. The remaining debt discount of approximately $199,000 was written off and recorded as loss on extinguishment of debt in the Company’s condensed consolidated statements of operations and comprehensive loss.

For the six months ended June 30, 2018, approximately $34,000 was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2017, approximately $27,000 and $54,000, respectively, was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated statement of operations and comprehensive loss.

For the six months ended June 30, 2018, approximately $30,000 of interest expense was incurred. For the three and six months ended June 30, 2017, approximately $33,000 and $66,000, respectively, of interest expense was incurred.

For the six months ended June 30, 2018, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $1,000 and $8,000, respectively. For the six months ended June 30, 2017, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $2,000 and $16,000, respectively. For the three months ended June 30, 2017, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $1,000 and $8,000, respectively.

Note 14 – Stockholders’ Equity

April 2018 Private Placement

On April 10, 2018, the Company entered into a Stock Purchase Agreement with certain accredited investors identified therein pursuant to which the Company issued and sold in a private placement 6,540,669 shares of the Company’s common stock resulting in gross proceeds to the Company of approximately $2,943,000. The purchase price for each share was $0.45. Proceeds, net of equity issuance costs of $19,000, recorded as a result of the private placement were approximately $2,924,000. Of the 6,540,669 shares of the Company’s common stock issued, 219,000 shares, resulting in proceeds of $98,550, were sold to members of management, including immediate family members.

March 2017 Private Placement

On March 17, 2017, the Company entered into a Securities Purchase Agreement with certain accredited investors identified therein pursuant to which the Company issued and sold in a private placement 4,059,994 units of its securities resulting in gross proceeds to the Company of approximately $1,218,000. Each unit consisted of one share of the Company’s common stock and a five-year warrant to purchase one additional share of the Company’s common stock. The purchase price for each unit was $0.30. The warrants are exercisable at a price of $0.30 per share and are indexed to the Company’s common stock; therefore, the Company is accounting for the warrants as a component of equity. The portion of the gross proceeds received from certain members of management and existing stockholders amounted to $315,000. Proceeds, net of equity issuance costs of $152,000, recorded as a result of the private placement were approximately $1,066,000. In addition to the equity issuance costs incurred as a result of the private placement, the Company also issued a warrant to purchase 81,199 shares of its common stock to the placement agent engaged in connection with the private placement. The form and terms of the placement agent warrant is substantially the same as the form of warrants issued to the investors under the Securities Purchase Agreement, except that the exercise price is $0.33 per share.

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company has the right to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. Pursuant to the securities purchase agreement, during the six months ended June 30, 2018 and 2017, the Company issued and sold 1,900,000 and 300,000 shares of its common stock, respectively, to Lincoln Park. The issuance of the common shares to Lincoln Park resulted in gross proceeds of $854,000 and $113,000 for the six months ended June 30, 2018 and 2017, respectively. The Company did not issue or sell any stock to Lincoln Park during the three months ended June 30, 2018.

Note 15 – Commitments and Contingencies

Manufacturing and Suppliers

The Company has not, and does not intend in the near future, to manufacture any of its products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters (the “Products”). Under the License Agreement, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label and CE mark in Italy, France, Belgium, Spain and Canada on an exclusive basis, and to do the same on a non-exclusive basis in the United Kingdom and Greece and, upon our written approval, other European countries where the Company does not sell the Products as well as non-European countries (referred to as the “Territory”).

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

In accordance with the adoption of ASC 606, the remaining deferred revenue of approximately $278,000 related to license revenue as of December 31, 2017 was recognized as a cumulative effect adjustment to accumulated deficit as of January 1, 2018. During the three and six months ended June 30, 2017, approximately $18,000 and $35,000, respectively, was recognized as license revenue.

The Company recognized royalty income from Bellco pursuant to the License Agreement of approximately $31,000 for each of the three months ended June 30, 2018 and 2017. The Company recognized royalty income from Bellco pursuant to the License Agreement of approximately $58,000 for each of the six months ended June 30, 2018 and 2017.

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

On May 5, 2017, the Company and Medica entered into a Third Amendment to the License and Supply Agreement (the “Third Amendment”), which expanded the products covered by the original License and Supply Agreement to include both certain filtration products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The Third Amendment also limits the territory in which Medica granted the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale, and sell the filtration products.

On September 26, 2017, the Company and Medica entered into a Fourth Amendment to the License and Supply Agreement (the “Fourth Amendment”), which extended the term of the License and Supply Agreement from December 31, 2022 to December 31, 2025, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

In exchange for the rights granted, the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2018, the Company has agreed to make minimum annual aggregate purchases from Medica of €2,500,000 (approximately $3,000,000). As of June 30, 2018, the Company’s aggregate purchase commitments totaled approximately €949,000 (approximately $1,139,000).

In exchange for the license, the gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the condensed consolidated balance sheet is approximately $1,005,000 and $1,072,000 as of June 30, 2018 and December 31, 2017, respectively. Accumulated amortization is approximately $1,245,000 and $1,178,000 as of June 30, 2018 and December 31, 2017, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $33,000 and $53,000 has been charged to amortization expense for the three months ended June 30, 2018 and 2017, respectively, on the condensed consolidated statement of operations and comprehensive loss. Approximately $67,000 and $105,000 has been charged to amortization expense for the six months ended June 30, 2018 and 2017, respectively, on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. For the three and six months ended June 30, 2018, approximately $2,000 and $12,000 of interest, respectively, was recognized as interest expense. For the three and six months ended June 30, 2017, approximately $2,000 and $10,000 of interest, respectively, was recognized as interest expense.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $36,000 and $22,000 for the three months ended June 30, 2018 and 2017, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $65,000 and $41,000 for the six months ended June 30, 2018 and 2017, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $36,000 and $34,000 in royalties are included in accounts payable as of June 30, 2018 and December 31, 2017, respectively.

Contractual Obligations

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017. The Company uses these facilities to house its corporate headquarters and research facilities.

The lease agreement for the office space in Ireland was entered into on August 1, 2017 and includes a twelve month term.

Rent expense for the three months ended June 30, 2018 and 2017 totaled $37,000 and $28,000, respectively. Rent expense for the six months ended June 30, 2018 and 2017 totaled $88,000 and $59,000, respectively.

As of June 30, 2018, minimum lease payments are as follows:

2018	$66,000
2019	136,000
2020	140,000
2021	145,000
2022	136,000

Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the direct financing lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s condensed consolidated statement of cash flows. At lease inception, an investment in lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. Approximately $1,000 was recognized in interest income during each of the three months ended June 30, 2018 and 2017. Approximately $2,000 was recognized in interest income during each of the six months ended June 30, 2018 and 2017. As of June 30, 2018, investment in lease, net-current portion is approximately $31,000, net of unearned interest of $2,000. As of June 30, 2018, investment in lease, net-noncurrent portion is approximately $30,000, net of unearned interest of $2,000.

As of June 30, 2018, scheduled maturities of minimum lease payments receivable were as follows:

2018	20,000
2019	19,000
2020	22,000
61,000
Less: Current portion	(31,000)
Investment in lease, net – less current portion	$30,000

Included in the above scheduled maturities of minimum lease payments receivable, approximately $12,000 was due as of June 30, 2018.

Note 16 – Subsequent Event

On July 2, 2018, the Company formed a new, wholly-owned subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its 2nd generation HDF system.

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

Our OLpūr H2H Hemodiafiltration System, used in conjunction with a standard hemodialysis machine, is the only U.S. Food and Drug Administration (“FDA”) 510(k) cleared medical device that enables nephrologists to provide hemodiafiltration treatment to patients with end stage renal disease (“ESRD”). Additionally, we sell hemodiafilters, which serve the same purpose as dialyzers in a hemodialysis treatment, and other disposables used in the hemodiafiltration treatment process.

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

Hospitals and Other Healthcare Facilities. According to the American Hospital Association, approximately 5,700 hospitals, with approximately 915,000 beds, treated over 35 million patients in the United States in 2013. The U.S. Centers for Disease Control and Prevention estimates that healthcare associated infections (“HAI”) occurred in approximately 1 out of every 25 hospital patients, or about 1.4 million patients in 2013. HAIs affect patients in hospitals or other healthcare facilities and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility, but appearing after discharge, and occupational infections among staff. Many HAIs are caused by waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities.

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

We received FDA 510(k) clearance to market the HydraGuardTM in December 2016 and began shipping it in July 2017. We began shipping the HydraGuardTM - Flush in September 2017. The DSU-H, SSU-H, and S100 products were 510(k)-cleared in prior years.

The complete hospital infection control product line, including in-line, point-of-use, and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/. We are not including the information on our website as a part of, nor incorporating it by reference, into this Quarterly Report on Form 10-Q.

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

Medicare is the main payer for dialysis treatment in the United States. To be eligible for Medicare reimbursement, dialysis centers must meet the minimum standards for water and bicarbonate concentrate quality set by the Association for the Advancement of Medical Instrumentation (“AAMI”), the American National Standards Institute (“ANSI”) and the International Standards Organization (“ISO”). We anticipate that the stricter standards approved by these organizations in 2009 will be adopted by Medicare in the future.

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

Commercial and Industrial Facilities. We currently market the following portfolio of proprietary products for use in the commercial, industrial, and food service settings:

●	The NanoGuard®-D is an in-line, 0.005 micron ultrafilter that provides dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-D is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard®-S is an in-line, 0.005 micron ultrafilter that provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-S is primarily used to filter potable water feeding ice machines, sinks, showers and equipment that requires or benefits from ultrafiltered water, and filters up to 3,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard®-E is a 0.005 micron ultrafilter cartridge that plugs into an Everpure® filter manifold and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-E is primarily used to filter potable water feeding ice machines, beverage dispensers, and other equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard®-C is a 0.005 micron cartridge ultrafilter that fits with most 10”, 20”, 30” and 40” cartridge housings and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-C is primarily used to filter potable water feeding ice machines and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water per 10” of length, depending upon the particle load.

●	The NanoGuard®-F is a 0.005 micron flushable cartridge ultrafilter, available in 10” or 20” sizes and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-F is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water. The NanoGuard®-F has an up to 12 month product life and can filter up to 2.5 gallons per minute per 10” length, depending upon the particle load.

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

Introduction to HDF

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

Nephros HDF Background

Over the course of our history, we developed a medical device that enables a standard HD machine to perform HDF. We refer to our approach as an on-line mid-dilution hemodiafiltration (“mid-dilution HDF”) system. Our original solution included an OLpūr H2H Hemodiafiltration Module (“H2H Module”), a OLpūr MD 220 Hemodiafilter (“HDF Filter”) and a H2H Substitution Filter (“Dialysate Filter”).

Our H2H Module attaches to a standard HD machine to enable on-line HDF therapy. The HD machine controls and monitors the basic treatment functions, as it would normally when providing HD therapy. The H2H Module is a free-standing, movable device that is placed next to either side of an HD machine. The H2H Module connects to the clinic’s water supply, drain, and electricity.

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

Our HDF system conformed with current ANSI/AAMI/ISO standards and was cleared by the FDA for the treatment of patients with chronic renal failure in 2012. To date, our HDF system is the only HDF system cleared by the FDA.

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

Specialty Renal Products, Inc.

Leveraging the learnings from our evaluations, we recently completed development of a 2nd generation HDF machine prototype. We believe that the design changes will enable our HDF machine to better align with clinical work-flow practices, to be highly reliable, to simplify the training required for proficiency, and to have a dramatically lower cost of goods, We have filed for patent protection on key features of our updated design.

We recently formed a new, wholly-owned subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of this 2nd generation HDF system. A prototype of the new 2nd generation HDF system has been constructed. We intend to fund the HDF program primarily with funds directly raised into SRP, but have allocated budget to maintain momentum through the funding process. Pending full funding, we believe we can return to the market with our HDF system in approximately 18 months.

Critical Accounting Policies

For the three- and six-month periods ended June 30, 2018, other than the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (see Note 9, “Recent Accounting Pronouncements,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference), there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

Total revenues for the three months ended June 30, 2018 were approximately $1,366,000 compared to approximately $859,000 for the three months ended June 30, 2017. The increase of approximately $507,000, or 59%, was primarily driven by an increase in water filter product revenue in 2018 versus 2017, which we believe indicates the success of our strategy to provide dialysis-quality water filtration into the water-borne infection control market within the hospital sector.

Cost of Goods Sold

Cost of goods sold was approximately $536,000 for the three months ended June 30, 2018 compared to approximately $342,000 for the three months ended June 30, 2017. The increase of approximately $194,000, or 57%, was related to an increase in direct product costs in support of increased sales.

Gross Margins

Gross margins were approximately 61% for the three months ended June 30, 2018 compared to approximately 60% for the three months ended June 30, 2017.

Research and Development

Research and development expenses were approximately $352,000 and $277,000 for the three months ended June 30, 2018 and June 30, 2017, respectively. This increase of approximately $75,000, or 27%, reflects an increase due to costs associated with the 2nd generation HDF development during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $40,000 for the three months ended June 30, 2018 compared to approximately $60,000 for the three months ended June 30, 2017. The decrease of approximately $20,000, or 33%, is due to lower amortization expense for the three months ended June 30, 2018 as a result of an amendment to our License and Supply agreement with Medica in September 2017, which extended the term from December 31, 2022 to December 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,091,000 for the three months ended June 30, 2018 compared to approximately $880,000 for the three months ended June 30, 2017, representing an increase of $211,000, or 24%. The increase was primarily due to an increase in personnel-related expenses of approximately $163,000 due to increased headcount, an increase in stock-based compensation expenses of approximately $42,000 due to increased headcount, an increase in marketing expenses of approximately $56,000 and an increase in other expenses of approximately $55,000. These increases are partially offset by a decrease in professional services expenses of approximately $79,000 and a decrease in travel expenses of approximately $23,000.

Interest Expense

The table below summarizes interest expense for the three months ended June 30, 2018 and 2017:

	2018	2017
Interest related to unsecured long-term note payable	$-	$34,000
Amortization of debt discount - unsecured long-term note payable	-	27,000
Interest - outstanding payables due to a vendor	2,000	3,000
Interest related to secured note payable	23,000	-
Interest on secured revolving credit facility	3,000	-
Total interest expense	$28,000	$64,000

Interest Income

Interest income of approximately $1,000 for each of the three months ended June 30, 2018 and 2017 is as result of interest income recognized on the investment in lease, net.

Other Income/Expense

Other expense for the three months ended June 30, 2018 and 2017 was approximately $2,000 and $23,000, respectively. The decrease of 91% is primarily due to improvements in foreign currency exchange rates.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues

Total revenues for the six months ended June 30, 2018 were approximately $2,351,000 compared to approximately $1,593,000 for the six months ended June 30, 2017. The increase of approximately $758,000, or 48%, was primarily driven by an increase in water filter product revenue in 2018 versus 2017, which we believe indicates the success of our strategy to provide dialysis-quality water filtration into the water-borne infection control market within the hospital sector.

Cost of Goods Sold

Cost of goods sold was approximately $1,054,000 for the six months ended June 30, 2018 compared to approximately $621,000 for the six months ended June 30, 2017. The increase of approximately $433,000, or 70%, was due to approximately $353,000 in increased direct product costs in support of increased sales, $50,000 in inventory reserves for expiring items, and $30,000 in physical count inventory adjustments.

Gross Margins

Gross margins were approximately 55% for the six months ended June 30, 2018, compared to approximately 61% for the six months ended June 30, 2017. The decrease of approximately 6% was due to the higher cost of goods sold reported in the quarter ended March 31, 2018.

Research and Development

Research and development expenses were approximately $641,000 and $507,000 for the six months ended June 30, 2018 and June 30, 2017, respectively. This increase of approximately $134,000, or 26%, reflects an increase due to costs associated with the 2nd generation HDF development during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $81,000 for the six months ended June 30, 2018 compared to approximately $119,000 for the six months ended June 30, 2017. The decrease of approximately $38,000, or 32%, is due to lower amortization expense for the six months ended June 30, 2018 as a result of an amendment to our License and Supply Agreement with Medica in September 2017, which extended the term from December 31, 2022 to December 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,351,000 for the six months ended June 30, 2018 compared to approximately $1,651,000 for the six months ended June 30, 2017, representing an increase of $700,000, or 42%. The increase was primarily due to an increase in personnel-related expenses of approximately $441,000 due to increased headcount, an increase in stock-based compensation expenses of approximately $99,000 due to increased headcount, an increase in marketing expenses of approximately $67,000, an increase in office services and rent of approximately $60,000, and an increase in other expenses of approximately $69,000.

Loss on Extinguishment of Debt

During the six months ended June 30, 2018, we recorded a loss on extinguishment of debt of approximately $199,000 as a result of the repayment of our outstanding unsecured long-term note payable.

Interest Expense

The table below summarizes interest expense for the six months ended June 30, 2018 and 2017:

	2018	2017
Interest related to unsecured long-term note payable	$30,000	$66,000
Amortization of debt discount - unsecured long-term note payable	34,000	54,000
Interest - outstanding payables due to a vendor	12,000	10,000
Interest related to secured note payable	29,000	-
Interest on secured revolving credit facility	9,000	-
Total interest expense	$114,000	$130,000

Interest Income

Interest income of approximately $2,000 for each of the six months ended June 30, 2018 and 2017, respectively, is as result of interest income recognized on the investment in lease, net.

Other Income/Expense

Other expense for the six months ended June 30, 2018 and 2017 was approximately $24,000 and $33,000, respectively. The decrease of 29% is primarily due to improvements in foreign currency exchange rates.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2018 and December 31, 2017 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	June 30, 2018	December 31, 2017
Cash	$3,484	$2,194
Other current assets	2,287	1,615
Working capital surplus	4,375	1,938
Stockholders’ equity	4,498	1,950

At June 30, 2018, we had an accumulated deficit of approximately $122,939,000 and we expect to incur additional operating losses over the next several quarters. On April 10, 2018, we completed a private placement transaction whereby we sold 6,540,669 shares of our common stock for aggregate net proceeds of approximately $2,943,000. We believe that our cash will be sufficient to fund our current operating plan through at least the next twelve months from the date of issuance of the Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

At June 30, 2018, we had cash totaling approximately $3,484,000 and total assets of approximately $5,840,000, excluding other intangible assets (related to the License and Supply Agreement with Medica) of approximately $1,005,000.

Net cash used in operating activities was approximately $2,012,000 for the six months ended June 30, 2018 compared to approximately $1,158,000 for the six months ended June 30, 2017. Our net loss was approximately $2,111,000 for the six months ended June 30, 2018 compared to a net loss of approximately $1,466,000 for the six months ended June 30, 2017, an increase of approximately $645,000.

The most significant items classified as cash used in operating activities, in addition to the increase in net loss contributing to the increase of approximately $854,000 are highlighted below:

●	our inventory increased by approximately $728,000 during the 2018 period compared to an increase of approximately $124,000 during the 2017 period primarily as a result of managing inventory levels to support increased sales volume; and
●	our accounts payable decreased approximately $191,000 during the 2018 period compared to a decrease of approximately $85,000 during the 2017 period primarily as a result of improved management focus on payments.

The above changes are partially offset by:

●	our loss on extinguishment of debt of approximately $199,000 during the 2018 period as a result of the repayment of our outstanding unsecured long term note payable;
●	our stock-based compensation was approximately $468,000 during the 2018 period compared to approximately $395,000 during the 2017 period, primarily due to an increase in grants as a result of increased headcount; and
●	our accounts receivable increased by approximately $20,000 during the 2018 period compared to an increase of approximately $176,000 during the 2017 period primarily as a result of improved management focus on receivable collection.

There was no cash used in investing activities for the six months ended June 30, 2018 or 2017.

Net cash provided by financing activities of approximately $3,309,000 for the six months ended June 30, 2018 resulted from net proceeds from the issuance of our common stock of approximately $3,778,000, proceeds from the issuance of a secured note payable of approximately $1,187,000 and proceeds from the exercise of warrants of approximately $138,000, offset partially by net payments on our secured revolving credit facility of approximately $558,000, payments on our secured note payable of approximately $49,000 and payments of approximately $1,187,000 on our unsecured long-term note payable.

Net cash provided by financing activities of approximately $1,179,000 for the six months ended June 30, 2017 resulted from the issuance of our common stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018 or December 31, 2017.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

NEPHROS, INC.

Date: August 8, 2018	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive
Officer)

Date: August 8, 2018	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

