Form 10-Q
period 2018-09-30
NEPHROS INC
filed 2018-11-08
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ X ]	Smaller reporting company [X]
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

As of November 6, 2018, 64,166,988 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)	(Audited)
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$5,322	$2,194
Accounts receivable, net	1,508	836
Investment in lease, net-current portion	24	20
Inventory, net	1,459	674
Prepaid expenses and other current assets	63	85
Total current assets	8,376	3,809
Property and equipment, net	20	52
Investment in lease, net-less current portion	26	39
License and supply agreement, net	971	1,072
Other asset	11	11
Total assets	$9,404	$4,983

LIABILITIES, NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$163	$711
Current portion of secured note payable	191	-
Accounts payable	562	872
Accrued expenses	524	218
Deferred revenue, current portion	-	70
Total current liabilities	1,440	1,871
Secured note payable, net of current portion	897	-
Unsecured long-term note payable, net of debt issuance costs and debt discount of $0 and $233, respectively	-	954
Long-term portion of deferred revenue	-	208
Total liabilities	2,337	3,033

Commitments and Contingencies (Note 18)

Noncontrolling interest	3,000	-

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at September 30, 2018 and December 31, 2017; 64,166,988 and 55,293,267 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	64	55
Additional paid-in capital	127,419	122,924
Accumulated other comprehensive income	73	77
Accumulated deficit	(123,489)	(121,106)
Total stockholders’ equity	4,067	1,950
Total liabilities, noncontrolling interest and stockholders’ equity	$9,404	$4,983

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
Product revenues	$1,648	$841	$3,822	$2,316
License, royalty and other revenues	76	75	253	193
Total net revenues	1,724	916	4,075	2,509
Cost of goods sold	772	384	1,826	1,005
Gross margin	952	532	2,249	1,504
Operating expenses:
Research and development	352	237	993	744
Depreciation and amortization	42	60	123	178
Selling, general and administrative	1,069	753	3,420	2,405
Total operating expenses	1,463	1,050	4,536	3,327
Loss from operations	(511)	(518)	(2,287)	(1,823)
Loss on extinguishment of debt	-	-	(199)	-
Interest expense	(32)	(88)	(146)	(218)
Interest income	1	1	3	3
Other expense	(8)	(27)	(32)	(60)
Net loss	(550)	(632)	(2,661)	(2,098)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(16)	-	(16)	-
Net loss attributable to Nephros, Inc.	(566)	(632)	(2,677)	(2,098)
Other comprehensive (loss) income, foreign currency translation adjustments, net of tax	(1)	1	(4)	9
Total comprehensive loss attributable to Nephros, Inc.	$(567)	$(631)	$(2,681)	$(2,089)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Weighted average common shares outstanding, basic and diluted	64,166,988	54,142,791	60,762,239	52,473,518

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2017 (audited)	55,293,267	$55	$122,924	$77	$(121,106)	$1,950
Net loss					(2,661)	(2,661)
Cumulative effect of adoption of ASC 606					278	278
Net unrealized losses on foreign currency translation, net of tax				(4)		(4)
Issuance of common stock, net of equity issuance costs of $19	8,440,669	9	3,769			3,778
Cashless exercise of stock options	22,245	-				-
Cancelled restricted stock shares	(45,859)	-				-
Exercise of warrants	456,666	-	138			138
Noncash stock-based compensation			588			588
Balance, September 30, 2018	64,166,988	$64	$127,419	$73	$(123,489)	$4,067

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(2,661)	$(2,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	22	21
Amortization of license and supply agreement	101	157
Non-cash stock-based compensation, including stock options and restricted stock	588	508
Loss on extinguishment of debt	199	-
Amortization of debt discount	34	84
Inventory reserve	65	-
Provision for bad debt expense	21	-
Loss on disposal of equipment	10	-
(Gain) loss on foreign currency transactions	(1)	16
(Increase) decrease in operating assets:
Accounts receivable	(684)	(341)
Inventory	(850)	(102)
Prepaid expenses and other current assets	22	10
Increase (decrease) in operating liabilities:
Accounts payable	(309)	(166)
Accrued expenses	309	105
Deferred revenue	-	(53)
Net cash used in operating activities	(3,134)	(1,871)
Financing activities:
Proceeds from issuance of common stock, net of equity issuance costs of $19 and $152, respectively	3,778	1,179
Net (payments) proceeds on secured revolving credit facility	(548)	563
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	3,000	-
Payments on secured note payable	(99)	-
Proceeds from exercise of warrants	138	-
Proceeds from issuance of secured note	1,187	-
Repayment of unsecured long term note payable	(1,187)	-
Net cash provided by financing activities	6,269	1,742
Effect of exchange rates on cash	(7)	4
Net increase (decrease) in cash	3,128	(125)
Cash, beginning of period	2,194	275
Cash, end of period	$5,322	$150
Supplemental disclosure of cash flow information
Cash paid for interest	$124	$79
Cash paid for income taxes	$7	$6

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. The Company was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced end stage renal disease (“ESRD”) therapy technology and products. Today, the Company has two U.S. Food and Drug Administration-cleared products in the hemodiafiltration (“HDF”) market that deliver therapy to ESRD patients. These are the OLpūr mid-dilution HDF filter or “dialyzer,” designed expressly for HDF therapy and the OLpūr H2H HDF module, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy.

On June 4, 2003, Nephros International Limited was incorporated under the laws of Ireland as a wholly-owned subsidiary of the Company. In August 2003, the Company established a European office in Dublin, Ireland.

Beginning in 2009, Nephros introduced a complementary business developing and marketing high performance liquid purification filters to meet the demand for water purification in certain medical markets. The Company’s filters, generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. The Company is also exploring water purification applications in several commercial markets, including food and beverage, data center cooling, and military field applications. This water-focused business is a reportable segment, referred to as the Water Filtration segment.

In July 2018, the Company formed a new, wholly-owned subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its 2nd generation HDF system and other products focused on improving therapies for patients with renal disease. The Company transferred three patents to SRP, which were carried at zero book value. SRP is a reportable segment, referred to as the Renal Products segment. On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interest for aggregate proceeds of $3,000,000.

The Company’s U.S. facilities, located at 380 Lackawanna Place, South Orange, New Jersey, 07079, are used to house the Company’s corporate headquarters and research facilities.

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results as of and for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Nephros, Inc. and its subsidiaries, including the entity in which a controlling interest is maintained. For the consolidated subsidiary in which the Company’s ownership is less than 100% but greater than 50%, the outside shareholders’ interest is shown as noncontrolling interest. All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. Net losses from operations since inception have generated an accumulated deficit of approximately $123,489,000 as of September 30, 2018. In July 2018, the Company formed a new, wholly-owned subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its 2nd generation HDF system and other products focused on improving therapies for patients with renal disease.

During the three months ended March 31, 2018, the Company issued and sold 1,900,000 shares of common stock to Lincoln Park for aggregate proceeds of $854,000.

On April 10, 2018, the Company completed a private placement transaction whereby the Company sold 6,540,669 shares of its common stock for aggregate proceeds of approximately $2,943,000.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3,000,000. The proceeds of this placement are restricted to SRP expenses and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP.

Based on cash that is available for Company operations, the results of Company operations through September 30, 2018, and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next twelve months from the date of issuance of the accompanying condensed consolidated financial statements.

Note 3 – Major Customers and Concentration of Credit Risk

For the three months ended September 30, 2018 and 2017, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2018	2017
A	13%	-%
B	13%	-%
C	10%	12%
D	10%	14%
E	10%	14%
Total	56%	40%

For the nine months ended September 30, 2018 and 2017, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2018	2017
D	12%	18%
C	12%	13%
E	9%	12%
Total	33%	43%

As of September 30, 2018 and December 31, 2017, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	September 30, 2018	December 31, 2017
B	15%	-%
C	10%	18%
F	5%	11%
Total	30%	29%

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions and each customer’s payment and return history and creditworthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $7,000 and $1,000 as of September 30, 2018 and December 31, 2017, respectively. There were write offs of accounts receivable to bad debt expense, previously unreserved, of approximately $15,000 during the three and nine months ended September 30, 2018. There was no allowance for sales returns at September 30, 2018 or December 31, 2017.

Note 4 – Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as of January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five step model for recognizing revenue, which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. In addition to product revenue, the Company recognizes revenue related to license, royalty and other agreements in accordance with the five step model in ASC 606. License, royalty and other revenue recognized for the three and nine months ended September 30, 2018 and 2017 is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Royalty revenue under the Sublicense Agreement with CamelBak (1)	$-	$-	$100,000	$25,000
Royalty revenue under the License Agreement with Bellco	21,000	57,000	79,000	115,000
License revenue under the License Agreement with Bellco	-	18,000	-	53,000
Other revenue	55,000	-	74,000	-
Total license, royalty and other revenue	$76,000	$75,000	$253,000	$193,000

(1)	In May 2015, the Company entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under the Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the Company’s individual water treatment device. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak is also required to meet or exceed certain minimum annual fees payable to the Company, and if such fees are not met or exceeded, the Company may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales.

Bellco License Agreement

The Company has not, and does not intend in the near future, to manufacture any of its products and components. With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters (the “Products”). Under the License Agreement, as amended, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label, and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries. Under the License Agreement with Bellco, the Company received upfront payments which were previously deferred and being recognized as license revenue over the term (See ASC 606 Adoption below). The term of the License Agreement with Bellco expires on December 31, 2021.

During the three and nine months ended September 30, 2017, approximately $18,000 and $53,000, respectively, was recognized as license revenue.

The License Agreement, as amended, also provides minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the covered territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $2.10) per unit; thereafter, €1.25 (approximately $1.50) per unit. The License Agreement also provides for a fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021 if the minimum sales targets are not met.

The Company recognized royalty income from Bellco pursuant to the License Agreement for the three months ended September 30, 2018 and 2017 of approximately $21,000 and $57,000, respectively. The Company recognized royalty income from Bellco pursuant to the License Agreement for the nine months ended September 30, 2018 and 2017 of approximately $79,000 and $115,000, respectively.

ASC 606 Adoption

In accordance with the adoption of ASC 606, the remaining deferred revenue of approximately $278,000 related to license revenue as of December 31, 2017 was recognized as a cumulative effect adjustment to accumulated deficit as of January 1, 2018.

The following tables present the Company’s revenue for the three and nine months ended September 30, 2018 under the ASC 606 model as compared to revenue under the previous accounting guidance:

	Three Months Ended September 30, 2018
	Revenue as reported	Revenue under previous accounting guidance	Difference
Product revenue	$1,648,000	$1,648,000	$-
Royalty revenue under the License Agreement with Bellco	21,000	21,000	-
License revenue under the License Agreement with Bellco (1)	-	18,000	(18,000)
Other revenue	55,000	55,000	-
Total net revenues	$1,724,000	$1,742,000	$(18,000)

	Nine Months Ended September 30, 2018
	Revenue as reported	Revenue under previous accounting guidance	Difference
Product revenue	$3,822,000	$3,822,000	$-
Royalty revenue under the Sublicense Agreement with CamelBak	100,000	100,000	-
Royalty revenue under the License Agreement with Bellco	79,000	79,000	-
License revenue under the License Agreement with Bellco (1)	-	53,000	(53,000)
Other revenue	74,000	74,000	-
Total net revenues	$4,075,000	$4,128,000	$(53,000)

(1)	Under ASC 606, amounts received related to the license under the License Agreement with Bellco would have been recognized as revenue at the time that the license was transferred, which was at the time the payments were received by the Company. Under previous accounting guidance, amounts received under the License Agreement with Bellco were deferred and recognized as revenue over the term of the License Agreement.

Note 5 – Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the investment in lease, net, the secured long-term note payable and the unsecured long-term note payable approximate fair value as of September 30, 2018 and December 31, 2017 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 6 – Stock Plans and Share-Based Payments

Stock Options

The fair value of stock options is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company calculates employee stock-based compensation expense in accordance with ASC 718. The Company accounts for stock options granted to consultants under the provisions of ASC 505-50 and as such, these stock options are revalued at each reporting period through the vesting period. The fair value of the Company’s stock options is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock-Based Compensation

Stock-based compensation expense related to stock options was approximately $120,000 and $110,000 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, approximately $118,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2017, approximately $103,000 and $7,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was approximately $373,000 and $323,000 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, approximately $356,000 and $17,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2017, approximately $299,000 and $24,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2018, previously issued stock options were modified for an employee who is no longer employed with the Company. As a result of this modification, included in the approximately $17,000 of research and development expenses is approximately $12,000 of stock option modification expense on the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018.

There was no tax benefit related to expense recognized in the three or nine months ended September 30, 2018 and 2017, as the Company is in a net operating loss position. As of September 30, 2018, there was approximately $977,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans. Approximately $230,000 of the $977,000 total unrecognized compensation expense will be recognized at the time that certain performance conditions are met. The remaining unrecognized compensation expense of approximately $747,000 will be amortized over the weighted average remaining requisite service period of 1.9 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

There was no stock-based compensation expense for restricted stock for the three months ended September 30, 2018. Total stock-based compensation expense for restricted stock was approximately $3,000 for the three months ended September 30, 2017 and is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock was approximately $215,000 and $185,000 for the nine months ended September 30, 2018 and 2017, respectively. Approximately $190,000 and $185,000 are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018 and 2017, respectively. Approximately $25,000 is included in research and development expenses on the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018.

As of September 30, 2018, there was no unrecognized compensation expense related to restricted stock.

Note 7 – Warrants

During the nine months ended September 30, 2018, warrants to purchase 456,666 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $138,000 and the issuance of 456,666 shares of the Company’s common stock. Of the warrants exercised during the nine months ended September 30, 2018, warrants to purchase 73,333 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $22,000. There were no warrants exercised during the nine months ended September 30, 2017.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	September 30,
	2018	2017
Shares underlying warrants outstanding	6,642,344	7,432,342
Shares underlying options outstanding	6,619,111	5,459,015

Note 9 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” related to revenue recognition. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to be entitled to in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in prior accounting guidance. ASU 2014-09 provides alternative methods of initial adoption and was to be effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” This ASU deferred the effective date of ASU No. 2014-09 for all entities for one year. In March, April and May 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10 and ASU No. 2016-12, respectively, which clarified implementation guidance, including the guidance on principal versus agent considerations, performance obligations and licensing and assessments of collectability and noncash considerations. Public business entities, certain not-for-profit entities, and certain employee benefit plans are required to apply the guidance in ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that fiscal year. The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening accumulated deficit in the period of adoption. The majority of the Company’s revenue relates to the sale of finished products to various customers and the adoption did not have any impact on revenue recognized from these transactions. The Company completed its analysis of the impact on certain less significant transactions involving third-party arrangements and as a result of the analysis, the Company accelerated the remaining approximately $278,000 of deferred revenue to be recognized under the License Agreement with Bellco as of December 31, 2017 and recorded a cumulative effect adjustment to opening accumulated deficit as of January 1, 2018.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” that modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The accounting standard update is effective for fiscal years and interim periods within those years, beginning after December 15, 2017, and early adoption was permitted. The Company adopted this guidance as of January 1, 2018 and the guidance did not have an impact on its consolidated financial statements.

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

Recent Accounting Pronouncements, Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance is effective for the Company beginning in the first quarter of 2019. The adoption will also include updates as provided under ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is assessing the impact of adopting this guidance on its consolidated financial statements and the additional transition method under ASU 2018-11, “Leases (Topic 842): Targeted Improvements” which allows the Company to recognize the cumulative effect within retained earnings in the period of adoption.

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

In July 2017, the FASB issued ASU 2017-11, “Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and recharacterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for the Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Note 10 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Finished goods	$1,410,000	$654,000
Raw materials	93,000	51,000
Less: inventory reserve	(44,000)	(31,000)
Total inventory, net	$1,459,000	$674,000

Note 11 – Investment in Lease, net

On October 8, 2015, the Company entered into an equipment lease agreement with Biocon 1, LLC. The lease commenced on January 1, 2016 with a term of 60 months and monthly rental payments of approximately $1,800 will be paid to the Company. At the completion of the lease term, Biocon 1, LLC will own the equipment provided under the agreement. An investment in lease was established for the direct financing lease receivable at the present value of the future minimum lease payments. Interest income will be recognized monthly over the lease term using the effective-interest method. Cash received will be applied against the direct financing lease receivable and will be presented within changes in operating assets and liabilities in the operating section of the Company’s condensed consolidated statement of cash flows. At lease inception, an investment in lease of approximately $92,000 was recorded, net of unearned interest of approximately $14,000. Approximately $1,000 was recognized in interest income during each of the three months ended September 30, 2018 and 2017. Approximately $3,000 was recognized in interest income during each of the nine months ended September 30, 2018 and 2017. As of September 30, 2018, investment in lease, net-current portion is approximately $24,000, net of unearned interest of $2,000. As of September 30, 2018, investment in lease, net-noncurrent portion is approximately $26,000, net of unearned interest of $1,000.

As of September 30, 2018, scheduled maturities of minimum lease payments receivable were as follows:

2018	9,000
2019	19,000
2020	22,000
50,000
Less: Current portion	(24,000)
Investment in lease, net – less current portion	$26,000

Included in the above scheduled maturities of minimum lease payments receivable, approximately $5,000 was due as of September 30, 2018.

Note 12 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, as amended, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The term of the License Agreement with Medica expires on December 31, 2025, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

In exchange for the license, the gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the condensed consolidated balance sheet is approximately $971,000 and $1,072,000 as of September 30, 2018 and December 31, 2017, respectively. Accumulated amortization is approximately $1,279,000 and $1,178,000 as of September 30, 2018 and December 31, 2017, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $34,000 and $53,000 has been charged to amortization expense for the three months ended September 30, 2018 and 2017, respectively, on the condensed consolidated statement of operations and comprehensive loss. Approximately $101,000 and $157,000 has been charged to amortization expense for the nine months ended September 30, 2018 and 2017, respectively, on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. For the three and nine months ended September 30, 2018, approximately $1,000 and $13,000 of interest, respectively, was recognized as interest expense. For the three and nine months ended September 30, 2017, approximately $7,000 and $17,000 of interest, respectively, was recognized as interest expense.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $48,000 and $22,000 for the three months ended September 30, 2018 and 2017, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $113,000 and $64,000 for the nine months ended September 30, 2018 and 2017, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $48,000 and $34,000 in royalties are included in accounts payable as of September 30, 2018 and December 31, 2017, respectively.

Note 13 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital, LLC (“Tech Capital”) for a principal amount of $1,187,000. As of September 30, 2018, the principal balance of the Secured Note was approximately $1,088,000. The Company used the proceeds from the Secured Note to repay the Company’s 11% unsecured promissory notes issued in June 2016 pursuant to the Note and Warrant Agreement (see Note 15 – Unsecured Promissory Notes and Warrants).

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement between the Company and Tech Capital, dated August 16, 2017 and all of the riders and amendments thereto (the “Loan Agreement”) (see Note 14 – Secured Revolving Credit Facility). An event of default under such Loan Agreement shall be an event of default under the Secured Note and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note shall also be due.

During the three and nine months ended September 30, 2018, the Company made payments under the Secured Note of approximately $72,000 and $144,000, respectively. Included in the total payments made, approximately $22,000 and $45,000, respectively, were recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018. Debt issuance costs of approximately $6,000 were recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018.

As of September 30, 2018, future principal maturities are as follows:

2018	$51,000
2019	214,000
2020	231,000
2021	250,000
2022	271,000
2023	71,000
Total	$1,088,000

Note 14 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan Agreement with Tech Capital. The Loan Agreement provides for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement. The outstanding principal balance of the Loan Agreement was approximately $163,000 and $711,000 as of September 30, 2018 and December 31, 2017, respectively. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months, which was automatically renewed on August 17, 2018 and will automatically renew for successive 12-month periods unless cancelled. Availability under the Loan Agreement will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Loan Agreement accrue interest, which shall be payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate shall not be less than 4.25% per annum. As of September 30, 2018, the current interest rate was 8.75% per annum.

The Company also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Loan Agreement. In addition, Nephros International Limited, the Company’s wholly-owned subsidiary, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

For the three and nine months ended September 30, 2018, approximately $9,000 and $18,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2018, approximately $1,000 of the $18,000 of interest expense incurred for the nine months ended September 30, 2018 is included in accrued expenses on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2017, approximately $18,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss, which includes the debt issuance costs of approximately $12,000 in addition to interest expense incurred of approximately $6,000 on the revolving facility.

Note 15 – Unsecured Promissory Notes and Warrants

In June 2016, the Company entered into a Note and Warrant Agreement (the “Note and Warrant Agreement”) with new creditors as well as existing stockholders under which the Company issued unsecured promissory notes and warrants resulting in total gross proceeds to the Company of approximately $1,187,000. The outstanding principal under the notes accrued interest at a rate of 11% per annum. The notes required the Company to make interest only payments on a semi-annual basis, with all outstanding principal under the notes being repayable in cash on the third anniversary of the date of issuance. In addition to the notes, the Company issued warrants to purchase approximately 2.4 million shares of the Company’s common stock. The portion of the gross proceeds allocated to the warrants of approximately $393,000 was accounted for as additional paid-in capital resulting in a debt discount. The debt discount, which included approximately $9,000 of debt issuance costs in addition to the fair value of the warrants, was being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Note and Warrant Agreement. As of December 31, 2017, the portion of the outstanding notes held by related parties comprised of persons controlled by a member of management and by Lambda Investors LLC (“Lambda”), a significant shareholder, amounted to $30,000 and $300,000, respectively. On March 30, 2018, the principal balance of the notes, along with the remaining accrued interest of approximately $43,000, was repaid in full. While the notes were outstanding, approximately $195,000 of interest was paid to noteholders. The remaining debt discount of approximately $199,000 was recorded as loss on extinguishment of debt in the Company’s condensed consolidated statements of operations and comprehensive loss.

For the nine months ended September 30, 2018, approximately $34,000 was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2017, approximately $30,000 and $84,000, respectively, was recognized as amortization of debt discount and is included in interest expense on the condensed consolidated statement of operations and comprehensive loss.

For the nine months ended September 30, 2018, approximately $30,000 of interest expense was incurred. For the three and nine months ended September 30, 2017, approximately $33,000 and $99,000, respectively, of interest expense was incurred.

For the nine months ended September 30, 2018, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $1,000 and $8,000, respectively. For the nine months ended September 30, 2017, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $3,000 and $24,000, respectively. For the three months ended September 30, 2017, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda was approximately $1,000 and $8,000, respectively.

Note 16 –Noncontrolling Interest

In July 2018, the Company formed a new, wholly-owned subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its 2nd generation HDF system and other products focused on improving therapies for patients with renal disease.

On September 5, 2018, SRP entered into a Series A Preferred Stock Purchase Agreement with certain purchasers pursuant to which SRP sold 600,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $5.00 per share. The aggregate purchase price was $3,000,000. SRP incurred transaction-related expenses of approximately $30,000, which are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The net proceeds from the issuance of the Series A Preferred are restricted to SRP expenses, and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP. Following the Series A Preferred transaction, the Company retained a 62.5% ownership interest in SRP, holding 100% of the outstanding common shares, and holders of Series A Preferred retained a 37.5% interest in SRP on a fully diluted basis, holding 100% of the outstanding preferred shares. Of the 600,000 shares of Series A Preferred issued, the shares purchased by related parties comprised of persons controlled by members of management and by Lambda, a significant stockholder of the Company, amounted to 18,000 and 400,000 shares, respectively.

Each share of Series A Preferred is initially convertible into one share of SRP common stock, subject to adjustment for stock splits and recapitalization events. Subject to customary exempt issuances, in the event SRP issues additional shares of its common stock or securities convertible into common stock at a per share price that is less than the original Series A Preferred price, the conversion price of the Series A Preferred will automatically be reduced to such lower price.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of SRP, the holders of the Series A Preferred are entitled to be paid out of the assets of SRP available for distribution to its stockholders or, in the case of a deemed liquidation event, out of the consideration payable to stockholders in such deemed liquidation event or the available proceeds, before any payment shall be made to the holders of SRP common stock by reason of their ownership thereof, an amount per share equal to one times (1x) the Series A Preferred original issue price, plus any accruing dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon (the “Series A Liquidation Preference”). If upon any such liquidation, dissolution or winding up of SRP or deemed liquidation event, the assets of SRP available for distribution to its stockholders shall be insufficient to pay the Series A Liquidation Preference in full, the holders of Series A Preferred shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. After the full payment of the Series A Liquidation Preference, the holders of the Series A Preferred and the holders of common stock will share ratably in any remaining proceeds available for distribution on an as-converted to common stock basis.

Each share of Series A Preferred accrues dividends at the rate per annum of $0.40 per share. The accruing dividends shall accrue from day to day, whether or not declared, and shall be cumulative and shall be payable only when, as, and if declared by the Board.

Holders of Series A Preferred shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are convertible as of the record date for determining stockholders entitled to vote. Except as provided by law or by the other provisions, the holders of Series A Preferred vote together with the holders of common stock as a single class. Notwithstanding the foregoing, for as long as at least 150,000 shares of Series A Preferred are outstanding, SRP is required to obtain the affirmative vote or written consent of a majority of the Series A Preferred in order to effect certain corporate transactions, including without limitation, the issuance of any securities senior to or on parity with the Series A Preferred, a liquidation or deemed liquidation of SRP, amendments to SRP’s charter documents, the issuance of indebtedness in excess of $250,000, any annual budget for the Company’s operations, and the hiring or firing of any executive officers of SRP. In addition, the holders of the Series A Preferred are entitled to elect two members of SRP’s board of directors.

The noncontrolling interest in SRP held by the Holders of Series A has been classified as mezzanine equity on the accompanying condensed consolidated interim balance sheet, as the noncontrolling interest is redeemable upon the occurrence of events that are not solely within the control of the Company.

Note 17 – Stockholders’ Equity

April 2018 Private Placement

On April 10, 2018, the Company entered into a Stock Purchase Agreement with certain accredited investors identified therein pursuant to which the Company issued and sold in a private placement 6,540,669 shares of the Company’s common stock resulting in gross proceeds to the Company of approximately $2,943,000. The purchase price for each share was $0.45. Proceeds, net of equity issuance costs of $19,000, recorded as a result of the private placement were approximately $2,924,000. Of the 6,540,669 shares of the Company’s common stock issued, 219,000 shares, resulting in proceeds of $98,000, were sold to members of management, including immediate family members.

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

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company had the right to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. Pursuant to the securities purchase agreement, during the nine months ended September 30, 2018 and 2017, the Company issued and sold 1,900,000 and 300,000 shares of its common stock, respectively, to Lincoln Park. The issuance of the common shares to Lincoln Park resulted in gross proceeds of $854,000 and $113,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company did not issue or sell any stock to Lincoln Park during the three months ended September 30, 2018. The securities purchase agreement expired on September 4, 2018.

Note 18 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 12 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2018, the Company has agreed to make minimum annual aggregate purchases from Medica of €2,500,000 (approximately $3,000,000). As of September 30, 2018, the Company’s aggregate purchase commitments totaled approximately €2,254,000 (approximately $2,706,000).

Contractual Obligations

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017. The Company uses these facilities to house its corporate headquarters and research facilities.

The lease agreement for the office space in Ireland was entered into on August 1, 2018 and includes a twelve month term.

Rent expense for the three months ended September 30, 2018 and 2017 totaled $37,000 and $31,000, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 totaled $125,000 and $91,000, respectively.

As of September 30, 2018, minimum lease payments are as follows:

2018	$33,000
2019	136,000
2020	140,000
2021	145,000
2022	136,000

Note 19 – Segment Reporting

During the three months ended September 30, 2018, the Company began reporting the results of SRP as a new segment as a result of the July 2018 formation of the Company’s new subsidiary, SRP. Prior to the formation of SRP, the Company had only a single operating segment. The Company has reflected these new segment measures beginning in the quarter ended September 30, 2018 and prior periods have been restated for comparability.

The Company has defined its two reportable segments as Water Filtration and Renal Products. The Water Filtration segment develops and sells high performance liquid purification filters, known as ultrafilters. The Renal Products segment is focused on the development of medical device products for patients with renal disease, including a 2nd generation hemodiafiltration system, for the treatment of patients with ESRD.

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment revenues, gross margin and operating expenses which include research and development and selling, general and administrative expenses.

The accounting policies for the Company’s segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in Item 7 of Part II and Note 2, “Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended September 30, 2018
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$1,724,000	$-	$1,724,000
Gross margin	952,000	-	952,000
Total operating expenses	(1,159,000)	(304,000)	(1,463,000)
Loss from operations	$(207,000)	$(304,000)	$(511,000)

	Nine Months Ended September 30, 2018
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$4,075,000	$-	$4,075,000
Gross margin	2,249,000	-	2,249,000
Total operating expenses	(4,019,000)	(517,000)	(4,536,000)
Loss from operations	$(1,770,000)	$(517,000)	$(2,287,000)

	Three Months Ended September 30, 2017
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$916,000	$-	$916,000
Gross margin	532,000	-	532,000
Total operating expenses	(1,034,000)	(16,000)	(1,050,000)
Loss from operations	$(502,000)	$(16,000)	$(518,000)

	Nine Months Ended September 30, 2017
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,509,000	$-	$2,509,000
Gross margin	1,504,000	-	1,504,000
Total operating expenses	(3,311,000)	(16,000)	(3,327,000)
Loss from operations	$(1,807,000)	$(16,000)	$(1,823,000)

As of September 30, 2018, approximately $3,000,000 of total assets are in the Renal Products segment. The $3,000,000 consists of cash, as a result of the sale of Series A Preferred Stock during the three month ends September 30, 2018. There were no assets allocated to the Renal Products segment as of December 31, 2017.

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

Business Overview

We are a commercial stage medical device and commercial products company that develops and sells high performance liquid purification filters. Our filters, which are generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize patient exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

Our subsidiary, Specialty Renal Products (“SRP”), is a development stage medical device company focused primarily on developing hemodiafiltration (“HDF”) technology. SRP is developing a second generation of the OLpūr H2H Hemodiafiltration System, the only U.S. Food and Drug Administration (“FDA”) 510(k) cleared medical device that enables nephrologists to provide hemodiafiltration treatment to patients with end stage renal disease (“ESRD”).

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular hospital infection control and dialysis center water purification.

Our Products

We develop and sell ultrafiltration products used in both medical and non-medical applications. Like competing filters, they purify by passing liquids through the pores of polysulfone hollow fiber. Our filters’ pores are significantly smaller than those of competing products, resulting in highly effective elimination of water-borne pathogens, including legionella bacteria (the cause of Legionnaires disease) and virus, which is not eliminated by most other microbiological filters on the market. Additionally, the fiber structure and pore density in our hollow fiber enables significantly higher flow rates than in other polysulfone hollow fiber.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus, and endotoxin retention:

●	The DSU-D, SSU-D and SSUmini are in-line, 0.005 micron ultrafilters that provide protection from bacteria, viruses, and endotoxins. All of these products have an up to 12 month product life in the dialysis setting and are used to filter water following treatment with a reverse osmosis (“RO”) system and to filter bicarbonate concentrate. These ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines and as a polish filter for portable RO machines.

●	The EndoPur is a 0.005 micron cartridge ultrafilter that provides single-stage protection from bacteria, viruses, and endotoxins. The EndoPur has an up to 12 month product life in the dialysis setting and is used to filter water following treatment with an RO system. More specifically, the EndoPur is used primarily to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic. The EndoPur is available in 10”, 20”, and 30” configurations.

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

Commercial and Industrial Facilities. We currently market the following portfolio of proprietary products for use in the commercial, industrial, and food service settings:

●	The NanoGuard®-D is an in-line, 0.005 micron ultrafilter that provides dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-D is primarily used to filter potable water feeding ice machines, sinks, and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard®-S is an in-line, 0.005 micron ultrafilter that provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-S is primarily used to filter potable water feeding ice machines, sinks, showers and equipment that requires or benefits from ultrafiltered water, and filters up to 3,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard®-E is a 0.005 micron ultrafilter cartridge that plugs into an Everpure® filter manifold and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-E is primarily used to filter potable water feeding ice machines, beverage dispensers, and other equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water, depending upon the particle load.

●	The NanoGuard®-C is a 0.005 micron cartridge ultrafilter that fits with most 10”, 20”, 30” and 40” cartridge housings and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-C is primarily used to filter potable water feeding ice machines and equipment that requires or benefits from ultrafiltered water, and filters up to 10,000 gallons of potable water per 10” of length, depending upon the particle load.

●	The NanoGuard®-F is a 0.005 micron flushable cartridge ultrafilter, available in 10” or 20” sizes and provides single-stage retention of any organic or inorganic particle larger than 15,000 Daltons. The NanoGuard®-F is primarily used to filter potable water feeding ice machines, sinks and equipment that requires or benefits from ultrafiltered water. The NanoGuard®-F has an up to 12 month product life and can filter up to 2.5 gallons per minute per 10” length, depending upon the particle load.

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

Specialty Renal Products: HDF System

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

Specialty Renal Products, Inc.

Leveraging the learnings from our evaluations, we recently completed development of a 2nd generation HDF machine prototype. We believe that the design changes will enable our HDF machine to better align with clinical work-flow practices, to be highly reliable, to simplify the training required for proficiency, and to have a dramatically lower cost of goods. We have filed for patent protection on key features of our updated design.

We recently formed a new subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of this 2nd generation HDF system. A prototype of the new 2nd generation HDF system has been constructed. We intend to fund the HDF program primarily with funds directly raised into SRP, including a $3 million Series A financing round completed in September, 2018. Pending FDA clearance, we believe we can return to the market with our HDF system in approximately 15 months.

Critical Accounting Policies

For the three- and nine-month periods ended September 30, 2018, in addition to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (see Note 9, “Recent Accounting Pronouncements,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference), below are the significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2017.

Noncontrolling Interest

We present the redeemable noncontrolling interest in SRP held by outside shareholders as mezzanine equity on the accompanying condensed consolidated interim balance sheet, as the noncontrolling interest is redeemable upon the occurrence of events that are not solely within the control of the Company.

Segment Reporting

We have two reportable segments, Water Filtration and Renal Products. The Water Filtration segment develops and sells high performance liquid purification filters, known as ultrafilters. The Renal Products segment is focused on the development of medical device products for patients with renal disease, including a 2nd generation hemodiafiltration system, for the treatment of patients with ESRD.

Our chief operating decision maker evaluates the financial performance of our segments based upon segment net profit/loss. The accounting policies for our segments are the same as those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in Item 7 of Part II and Note 2, “Summary of Significant Accounting Policies,” of the Notes to our Consolidated Financial Statements contained in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$1,724,000	$916,000	$808,000	88%
Cost of goods sold	772,000	384,000	388,000	101%
Gross margin	952,000	532,000	420,000	79%
Gross margin	55%	58%	-	(3)%
Research and development expenses	352,000	237,000	115,000	49%
Depreciation and amortization expense	42,000	60,000	(18,000)	(30)%
Selling, general and administrative expenses	1,069,000	753,000	316,000	42%
Loss from operations	(511,000)	(518,000)	(7,000)	(1)%
Interest expense	(32,000)	(88,000)	(56,000)	(64)%
Interest income	1,000	1,000	-	-%
Other expense	(8,000)	(27,000)	(19,000)	(70)%
Net loss	(550,000)	(632,000)	(82,000)	(13)%
Less: Deemed dividend attributable to noncontrolling interest	(16,000)	-	16,000	100%
Net loss attributable to Nephros, Inc.	$(566,000)	$(632,000)	$(66,000)	(10)%

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$1,724,000	$916,000	$808,000	88%
Cost of goods sold	772,000	384,000	388,000	101%
Gross margin	952,000	532,000	420,000	79%
Gross margin	55%	58%	-	(3)%
Research and development expenses	147,000	225,000	(78,000)	(35)%
Depreciation and amortization expense	42,000	60,000	(18,000)	(30)%
Selling, general and administrative expenses	970,000	749,000	221,000	30%
Loss from operations	$(207,000)	$(502,000)	$(295,000)	(59)%

Net Revenues

Total net revenues for the three months ended September 30, 2018 were approximately $1,724,000 compared to approximately $916,000 for the three months ended September 30, 2017. The increase of approximately $808,000, or 88%, was driven by an increase in sales to new customers and expansion within existing customer accounts.

Cost of Goods Sold

Cost of goods sold was approximately $772,000 for the three months ended September 30, 2018 compared to approximately $384,000 for the three months ended September 30, 2017. The increase of approximately $388,000, or 101%, was related to an increase in direct product costs in support of increased revenue. The increase exceeded the 88% increase in revenue largely due to an increase in 2018 of the ratio of product revenue to license, royalty and other revenues.

Gross Margin

Gross margin was approximately 55% for the three months ended September 30, 2018 compared to approximately 58% for the three months ended September 30, 2017. The decrease of approximately 3% is primarily due to an increase in 2018 of the ratio of product revenue to license, royalty and other revenues.

Research and Development Expenses

Research and development expenses were approximately $147,000 and $225,000 for the three months ended September 30, 2018 and September 30, 2017, respectively. This decrease of approximately $78,000, or 35%, reflects lower expenditures on new filter development.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $42,000 for the three months ended September 30, 2018 compared to approximately $60,000 for the three months ended September 30, 2017. The decrease of approximately $18,000, or 30%, is due to lower amortization expense for the three months ended September 30, 2018 as a result of an amendment to our License and Supply agreement with Medica in September 2017, which extended the term from December 31, 2022 to December 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $970,000 for the three months ended September 30, 2018 compared to approximately $749,000 for the three months ended September 30, 2017, representing an increase of $221,000, or 30%. The increase was primarily due to an increase in personnel-related expenses of approximately $68,000 due to increased headcount, an increase in stock-based compensation expenses of approximately $12,000 due to increased headcount, an increase in professional service expenses of approximately $76,000, and an increase in other expenses of approximately $73,000.

Interest Expense

The table below summarizes interest expense for the three months ended September 30, 2018 and 2017:

	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Interest related to unsecured long-term note payable	$-	$33,000	$(33,000)	(100)%
Amortization of debt discount - unsecured long-term note payable	-	30,000	(30,000)	(100)%
Interest - outstanding payables due to a vendor	1,000	7,000	(6,000)	(86)%
Interest related to secured note payable	22,000	-	22,000	100%
Interest on secured revolving credit facility	9,000	18,000	(9,000)	(50)%
Total interest expense	$32,000	$88,000	$(56,000)	(64)%

Interest Income

Interest income of approximately $1,000 for each of the three-month periods ended September 30, 2018 and 2017 is as result of interest income recognized on the investment in lease, net.

Other Income/Expense

Other expense for the three months ended September 30, 2018 and 2017 was approximately $8,000 and $27,000, respectively. The decrease of 70% is primarily due to improvements in foreign currency exchange rates.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$205,000	12,000	$193,000	1608%
Selling, general and administrative expenses	99,000	4,000	95,000	2375%
Loss from operations	$(304,000)	$(16,000)	$288,000	1800%

Research and Development Expenses

Research and development expenses were approximately $205,000 and $12,000 for the three months ended September 30, 2018 and September 30, 2017, respectively, an increase of approximately $193,000 due to increased investment in the 2nd-generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $99,000 and $4,000 for the three months ended September 30, 2018 and September 30, 2017, respectively, an increase of approximately $95,000 due to increased investment in the 2nd-generation HDF product.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$4,075,000	$2,509,000	$1,566,000	62%
Cost of goods sold	1,826,000	1,005,000	821,000	82%
Gross margin	2,249,000	1,504,000	745,000	50%
Gross margin	55%	60%	-	(5)%
Research and development expenses	993,000	744,000	249,000	33%
Depreciation and amortization expense	123,000	178,000	(55,000)	(31)%
Selling, general and administrative expenses	3,420,000	2,405,000	1,015,000	42%
Loss from operations	(2,287,000)	(1,823,000)	464,000	25%
Loss on extinguishment of debt	(199,000)	-	199,000	100%
Interest expense	(146,000)	(218,000)	(72,000)	(33)%
Interest income	3,000	3,000	-	-%
Other expense	(32,000)	(60,000)	(28,000)	(47)%
Net loss	(2,661,000)	(2,098,000)	(563,000)	27%
Less: Deemed dividend attributable to noncontrolling interest	(16,000)	-	16,000	100%
Net loss attributable to Nephros, Inc.	$(2,677,000)	$(2,098,000)	$579,000	28%

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$4,075,000	$2,509,000	$1,566,000	62%
Cost of goods sold	1,826,000	1,005,000	821,000	82%
Gross margin	2,249,000	1,504,000	745,000	50%
Gross margin	55%	60%		(5)%
Research and development expenses	598,000	732,000	(134,000)	(18)%
Depreciation and amortization expense	123,000	178,000	(55,000)	(31)%
Selling, general and administrative expenses	3,298,000	2,401,000	897,000	37%
Loss from operations	$(1,770,000)	$(1,807,000)	$(37,000)	(2)%

Net Revenues

Total net revenues for the nine months ended September 30, 2018 were approximately $4,075,000 compared to approximately $2,509,000 for the nine months ended September 30, 2017. The increase of approximately $1,566,000, or 62%, was driven by an increase in sales to new customers and expansion within existing customer accounts.

Cost of Goods Sold

Cost of goods sold was approximately $1,826,000 for the nine months ended September 30, 2018 compared to approximately $1,005,000 for the nine months ended September 30, 2017. The increase of approximately $821,000, or 82%, was due to approximately $726,000 in increased direct product costs in support of increased revenue, approximately $65,000 in inventory reserves for expiring items, and approximately $30,000 in physical count inventory adjustments.

Gross Margin

Gross margin was approximately 55% for the nine months ended September 30, 2018, compared to approximately 60% for the nine months ended September 30, 2017. The decrease of approximately 5% was due to the higher cost of goods sold reported in the first quarter of 2018 and the lower ratio of product revenue to license, royalty and other revenues in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Research and Development Expenses

Research and development expenses were approximately $598,000 and $732,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively, an decrease of approximately $134,000, or 18% due to lower expenditures on new filter development.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $123,000 for the nine months ended September 30, 2018 compared to approximately $178,000 for the nine months ended September 30, 2017. The decrease of approximately $55,000, or 31%, is due to lower amortization expense for the nine months ended September 30, 2018 as a result of an amendment to our License and Supply Agreement with Medica in September 2017, which extended the term from December 31, 2022 to December 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $3,298,000 for the nine months ended September 30, 2018 compared to approximately $2,401,000 for the nine months ended September 30, 2017, representing an increase of $897,000, or 37%. The increase was primarily due to an increase in personnel-related expenses of approximately $509,000 due to increased headcount, an increase in stock-based compensation expenses of approximately $111,000 due to increased headcount, an increase in marketing expenses of approximately $85,000, an increase in office services and rent of approximately $133,000, and an increase in other expenses of approximately $57,000.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2018, we recorded a loss on extinguishment of debt of approximately $199,000 as a result of the repayment of our outstanding unsecured long-term note payable.

Interest Expense

The table below summarizes interest expense for the nine months ended September 30, 2018 and 2017:

	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Interest related to unsecured long-term note payable	$30,000	$99,000	$(69,000)	(70)%
Amortization of debt discount - unsecured long-term note payable	34,000	84,000	(50,000)	(60)%
Interest - outstanding payables due to a vendor	13,000	17,000	(4,000)	(24)%
Interest related to secured note payable	51,000	-	51,000	100%
Interest on secured revolving credit facility	18,000	18,000	-	-%
Total interest expense	$146,000	$218,000	$(72,000)	(33)%

Interest Income

Interest income of approximately $3,000 and $3,000 for the nine months ended September 30, 2018 and 2017, respectively, is a result of interest income recognized on the investment in lease, net.

Other Income/Expense

Other expense for the nine months ended September 30, 2018 and 2017 was approximately $32,000 and $60,000, respectively. The decrease of 47% is primarily due to improvements in foreign currency exchange rates.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$395,000	$12,000	$383,000	3192%
Selling, general and administrative expenses	122,000	4,000	118,000	2950%
Loss from operations	$(517,000)	$(16,000)	$501,000	3131%

Research and Development

Research and development expenses were approximately $395,000 and $12,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively, an increase of approximately $383,000 due to increased investment in the 2nd generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $122,000 and $4,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively, an increase of approximately $118,000 due to increased investment in the 2nd generation HDF product.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2018 and December 31, 2017 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and capital resources	September 30, 2018	December 31, 2017
Cash	$5,322	$2,194
Other current assets	3,054	1,615
Working capital surplus	6,936	1,938
Stockholders’ equity	4,067	1,950

We have sustained operating losses and expect such losses to continue over the next several quarters. Net losses from operations since inception have generated an accumulated deficit of approximately $123,489,000 as of September 30, 2018. During the three months ended March 31, 2018, the Company issued and sold 1,900,000 shares of common stock to Lincoln Park for aggregate proceeds of $854,000. On April 10, 2018, we completed a private placement transaction whereby we sold 6,540,669 shares of our common stock for aggregate proceeds of approximately $2,943,000. On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3,000,000. The proceeds of this placement are restricted to SRP expenses and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP. We believe that our cash will be sufficient to fund our current operating plan through at least the next twelve months from the date of issuance of the Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Our future liquidity sources and requirements will depend on many factors, including:

●	the market acceptance of our products and our ability to effectively and efficiently produce and market our products;
●	the continued progress in, and the costs of, clinical studies and other research and development programs;
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	for the marketing and sales of our water-filtration products;
●	for the development of our 2nd generation HDF product; and
●	for working capital purposes.

At September 30, 2018, we had cash totaling approximately $5,322,000 and total assets of approximately $8,433,000, excluding other intangible assets (related to the License and Supply Agreement with Medica) of approximately $971,000.

Net cash used in operating activities was approximately $3,134,000 for the nine months ended September 30, 2018 compared to approximately $1,871,000 for the nine months ended September 30, 2017. Our net loss was approximately $2,661,000 for the nine months ended September 30, 2018 compared to a net loss of approximately $2,098,000 for the nine months ended September 30, 2017, an increase of approximately $563,000.

The most significant items classified as cash used in operating activities, in addition to the increase in net loss, contributing to the increase of approximately $1,263,000 are highlighted below:

●	our accounts receivable increased by approximately $684,000 during the 2018 period compared to an increase of approximately $341,000 during the 2017 period primarily as a result of increased revenue;
●	our inventory increased by approximately $850,000 during the 2018 period compared to an increase of approximately $102,000 during the 2017 period primarily as a result of managing inventory levels to support increased sales volume; and
●	our accounts payable decreased approximately $309,000 during the 2018 period compared to a decrease of approximately $166,000 during the 2017 period primarily as a result of improved management focus on payments.

The above changes are partially offset by:

●	our loss on extinguishment of debt of approximately $199,000 during the 2018 period as a result of the repayment of our outstanding unsecured long-term note payable;

●	our accrued expenses increased approximately $309,000 during the 2018 period compared to an increase of approximately $105,000 during the 2017 period due to increases in personnel expenses as a result of increased revenue; and
●	our stock-based compensation was approximately $588,000 during the 2018 period compared to approximately $508,000 during the 2017 period, primarily due to an increase in grants of stock-based compensation as a result of increased headcount.

There was no cash used in investing activities for the nine months ended September 30, 2018 or 2017.

Net cash provided by financing activities of approximately $6,269,000 for the nine months ended September 30, 2018 resulted from net proceeds from the issuance of our common stock of approximately $3,778,000, contributions from the sale of preferred stock of SRP to a noncontrolling interest of approximately $3,000,000, proceeds from the issuance of a secured note payable of approximately $1,187,000 and proceeds from the exercise of warrants of approximately $138,000, offset partially by net payments on our secured revolving credit facility of approximately $548,000, payments on our secured note payable of approximately $99,000 and payments of approximately $1,187,000 on our unsecured long-term note payable.

Net cash provided by financing activities for the nine months ended September 30, 2017 was approximately $1,742,000 resulting from the net proceeds from the issuance of common stock of approximately $1,179,000 and net proceeds from our revolving credit facility of approximately $563,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018 or December 31, 2017.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing, and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act or any other statutes or regulations, we could be subject to enforcement actions by the FDA or other governmental agencies;
●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and
●	we may not be able to achieve sales growth in key geographic markets.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Series A Preferred Stock Purchase Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein. *

10.2	Amended and Restated Certificate of Incorporation for Specialty Renal Products, Inc., dated September 5, 2018. *

10.3	Investor Rights Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein. *

10.4	Voting Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein. *

10.5	Right of First Refusal and Co-Sale Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein. *

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: November 8, 2018	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive
Officer)

Date: November 8, 2018	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

