Form 10-Q
period 2019-03-31
NEPHROS INC
filed 2019-05-08
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 3, 2019, 64,611,300 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$3,608	$4,581
Accounts receivable, net	1,249	1,452
Inventory, net	2,040	1,864
Prepaid expenses and other current assets	275	276
Total current assets	7,172	8,173
Property and equipment, net	97	91
Operating lease right-of-use assets	587	-
Intangible assets, net	580	590
Goodwill	759	748
License and supply agreement, net	904	938
Other assets	39	18
TOTAL ASSETS	$10,138	$10,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$906	$991
Current portion of secured note payable	199	195
Accounts payable	1,030	836
Accrued expenses	512	396
Current portion of contingent consideration	272	236
Current portion of operating lease liabilities	191	-
Total current liabilities	3,110	2,654
Secured note payable, net of current portion	787	843
Contingent consideration, net of current portion	231	263
Operating lease liabilities, net of current portion	406	-
TOTAL LIABILITIES	4,534	3,760

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018.	-	-
Common stock, $.001 par value; 90,000,000 shares authorized at March 31, 2019 and December 31, 2018; 64,611,300 and 64,616,031 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	64	64
Additional paid-in capital	127,974	127,816
Accumulated other comprehensive income	68	71
Accumulated deficit	(125,502)	(124,153)
Subtotal	2,604	3,798
Noncontrolling interest	3,000	3,000
TOTAL STOCKHOLDERS’ EQUITY	5,604	6,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,138	$10,558

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenue:
Product revenues	$1,729	$958
Royalty and other revenues	40	27
Total net revenues	1,769	985
Cost of goods sold	771	518
Gross margin	998	467
Operating expenses:
Research and development	756	289
Depreciation and amortization	50	41
Selling, general and administrative	1,503	1,260
Change in fair value of contingent consideration	(10)	-
Total operating expenses	2,299	1,590
Loss from operations	(1,301)	(1,123)
Other income (expense):
Loss on extinguishment of debt	-	(199)
Interest expense	(46)	(86)
Interest income	-	1
Other expense, net	(2)	(22)
Total other expense	(48)	(306)
Net loss	(1,349)	(1,429)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(59)	-
Net loss attributable to Nephros, Inc. shareholders	(1,408)	(1,429)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	64,166,988	55,568,575

Comprehensive loss:
Net loss	(1,349)	(1,429)
Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(3)	3
Comprehensive loss	(1,352)	(1,426)
Comprehensive loss attributable to noncontrolling interest	(59)	-
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,411)	$(1,426)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2018	64,212,847	$64	$127,816	$71	$(124,153)	$3,798	3,000	$6,798
Net loss					(1,349)	(1,349)		(1,349)
Net unrealized losses on foreign currency translation, net of tax				(3)		(3)		(3)
Noncash stock-based compensation			158			158		158
Balance, March 31, 2019	64,212,847	$64	$127,974	$68	$(125,502)	$2,604	$3,000	$5,604

	Three months ended March 31, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2017	55,293,267	$55	$122,924	$77	$(121,106)	$1,950	-	$1,950
Net loss					(1,429)	(1,429)		(1,429)
Cumulative effect of adoption of ASC 606					278	278		278
Net unrealized gains on foreign currency translation, net of tax				3		3		3
Issuance of common stock	1,900,000	2	852			854		854
Cashless exercise of stock options	22,245	-				-		-
Cancelled restricted stock shares	(45,859)	-				-		-
Noncash stock-based compensation			242			242		242
Balance, March 31, 2018	57,169,653	$57	$124,018	$80	$(122,257)	$1,898	$-	$1,898

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(1,349)	$(1.429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	8	7
Amortization of intangible assets and license and supply agreement	44	34
Non-cash stock-based compensation, including stock options and restricted stock	158	242
Loss on extinguishment of debt	-	199
Inventory reserve	26	50
Change in fair value of contingent consideration	(10)	-
Accretion of contingent consideration	14	-
Amortization of debt discount	-	34
Loss on disposal of equipment	-	10
(Gain) loss on foreign currency transactions	(5)	7
(Increase) decrease in operating assets:
Accounts receivable	203	158
Inventory	(202)	(304)
Prepaid expenses and other current assets	1	22
Other asset	(21)	-
Increase in operating liabilities:
Accounts payable	199	190
Accrued expenses	237	111
Net cash used in operating activities	(697)	(669)

INVESTING ACTIVITIES:
Acquisition of Biocon	(137)	-
Net cash used in investing activities	(137)	-

FINANCING ACTIVITES:
Proceeds from issuance of common stock	-	854
Net payments from secured revolving credit facility	(85)	(561)
Payments on secured note payable	(52)	-
Proceeds from issuance of secured note	-	1,187
Repayment of unsecured long term note payable	-	(1,187)
Net cash (used in) provided by financing activities	(137)	293
Effect of foreign exchange rates on cash	(2)	1
NET DECREASE IN CASH	(973)	(375)
CASH, BEGINNING OF PERIOD	4,581	2,194
CASH, END OF PERIOD	$3,608	$1,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$31	$64
Cash paid for income taxes	$-	$3

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING INFORMATION
Right-of-use asset obtained in exchange for lease liability	$20	$-
Purchase of equipment included in accrued expenses	$14	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS  (unaudited)

Note 1 – Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. The Company was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced end stage renal disease (“ESRD”) therapy technology and products. Today, the Company has two U.S. Food and Drug Administration 510(k)-cleared products in the hemodiafiltration (“HDF”) market that deliver therapy to ESRD patients: the OLpūr mid-dilution HDF filter or “dialyzer,” designed expressly for HDF therapy, and the OLpūr H2H HDF module, an add-on module designed to allow the most common types of hemodialysis machines to be used for HDF therapy.

Beginning in 2009, Nephros introduced an additional, complementary business developing and marketing high performance liquid purification filters, to meet the demand for water purification in certain medical markets. The Company’s filters, generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. The Company also develops and sells water filtration products for commercial applications, focusing on the hospitality and food service markets. The Company is also exploring water purification applications in other markets, including diagnostics, military field applications, and data center cooling.

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results as of and for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

Consolidation

The accompanying consolidated financial statements include the accounts of Nephros, Inc. and its subsidiaries, including SRP, in which a controlling interest is maintained by the Company. Outside shareholders’ interest in SRP of 37.5% is shown on the consolidated balance sheet as noncontrolling interest. All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of approximately $125,502,000 as of March 31, 2019. Also, the Company has a loan agreement with a lender, which provides a secured asset-based revolving credit facility of up to $1,000,000. This loan agreement will automatically renew on August 17, 2019, although this renewal is not guaranteed.

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

Based on cash that is available for Company operations and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. In the event that operations do not meet expectations, the Company will reduce discretionary expenditures such as additional headcount, new R&D projects, and other variable costs to alleviate the substantial doubt as to the Company’s ability to continue as a going concern. The Company may also seek to raise additional capital, however, there can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” (“ASC 842”) which discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The Company adopted the guidance on January 1, 2019 using the transition method provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. Under this transition method, the Company applied the new requirements to only those leases that existed as of January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods will be presented under existing lease guidance. Upon transition, the Company applied the package of practical expedients permitted under the ASC 842 transition guidance. As a result, the Company did not reassess (1) whether expired or existing contracts contain leases under the new definition of a lease, including whether an existing or expired contract contains an embedded lease, (2) lease classification for expired or existing leases and (3) any initial direct costs of existing leases. As a result of the adoption of this guidance on January 1, 2019, the Company recorded right-of-use assets of approximately $613,000, net of approximately $8,000 of deferred rent liability as of January 1, 2019, and lease liabilities of approximately $621,000. Adoption of the guidance did not have any impact on the Company’s consolidated statements of operations and comprehensive loss or cash provided by or used in operating, investing or financing activities on its consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted beginning in the first quarter of fiscal year 2019. The Company early adopted this guidance as of January 1, 2019 and the guidance did not have an impact on its consolidated financial statements.

In May 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Accounting Standards Codification (“ASC”) 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this guidance as of January 1, 2019 and the guidance did not have an impact on its consolidated financial statements.

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

Major Customers

For the three months ended March 31, 2019 and 2018, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2019	2018
A	17%	1%
B	12%	5%
C	12%	5%
D	7%	13%
E	7%	15%
Total	55%	39%

As of March 31, 2019 and December 31, 2018, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2019	2018
A	13%	5%
B	11%	-%
F	-%	15%
D	4%	11%
C	8%	11%
Total	36%	42%

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $11,000 and $15,000 as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019, there was no provision for bad debt expense. Write-offs of accounts receivable were approximately $4,000 for the three months ended March 31, 2019 which were reserved for in a prior period. There was no allowance for sales returns at March 31, 2019 or December 31, 2018. During the three months ended March 31, 2018, there was no provision for bad debt expense and there were no write-offs of accounts receivable.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2019 and 2018, depreciation expense was approximately $8,000 and $7,000, respectively. Approximately $2,000 of the approximately $8,000 of depreciation expense for the three months ended March 31, 2019 has been recognized in the cost of goods sold. There was no depreciation recognized in cost of goods sold for the three months ended March 31, 2018.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheet.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has elected, as an accounting policy not to apply the recognition requirements in ASC 842 to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term.

The Company has also elected, as a practical expedient, by underlying class of asset, not to separate lease components from nonlease components and, instead, account for them as a single component.

Note 3 – Biocon Acquisition

On December 31, 2018, the Company completed the Biocon Acquisition, which included the acquisition of 100% of the outstanding membership interests of each of Aether and Biocon. The purpose of the Biocon Acquisition was to accelerate growth and to expedite entry into additional markets.

Transaction costs associated with the Biocon Acquisition of approximately $33,000 were recorded in selling, general and administrative costs in the fourth quarter of 2018.

The Company has accounted for the Biocon Acquisition as a business combination under the acquisition method of accounting.

The following is a summary of total consideration for the Biocon Acquisition, including a final working capital adjustment in the three months ended March 31, 2019 of approximately $11,000:

Total Consideration

Fixed purchase price	$1,070,000
Acquisition date fair value of contingent consideration	562,000
Total consideration[1]	$1,632,000

1Total consideration consists of an upfront payment of $991,000, which includes $250,000 held in escrow, $137,000 in working capital payments, $5,000 in accrued expenses and $499,000 of acquisition date fair value contingent consideration liabilities.

The Company has allocated the total consideration for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

The following is a summary of the final purchase price allocation for the Biocon Acquisition. Changes to the purchase price allocation from amounts reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 were due to the final working capital adjustment of approximately $11,000.

Fair Values
Trade accounts receivable	$164,000
Inventories	179,000
Equipment	39,000
Security deposit	7,000
Goodwill	759,000
Intangible assets	590,000
Total assets acquired, net of cash acquired	1,738,000
Accounts payable	91,000
Accrued expenses	15,000
Total liabilities assumed	106,000
Net assets acquired, net of cash acquired	$1,632,000

Intangible Assets

The acquired intangible assets are being amortized over their estimated useful lives as follows:

	Preliminary Fair Values	Weighted Average Useful Life (Years)
Tradenames, service marks and domain names	50,000	5
Customer relationships	540,000	17
Total intangible assets	$590,000

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

Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of goods sold, research and development costs, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its product portfolio. Goodwill has been allocated to the Water Filtration segment.

Unaudited Pro Forma Results of Operations

The following table reflects the unaudited pro forma combined results of operations for the three months ended March 31, 2018 (assuming the closing of the Biocon Acquisition occurred on January 1, 2017):

Three Months Ended
March 31, 2018
Total revenues	$1,170,000
Net loss attributable to Nephros, Inc	$(1,389,000)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Biocon Acquisition taken place on January 1, 2017. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects the following adjustments:

●	Adjustments to amortization expense for the three months ended March 31, 2018 of approximately $10,000 related to identifiable intangible assets acquired;
●	Eliminate interest expense in the historical Biocon results of operations and eliminate interest income in the Company’s historical results of operations, each of which was approximately $1,000 for the three months ended March 31, 2018, which interest was related to a lease that was terminated as of the closing of the Biocon Acquisition; and
●	Eliminate sales, and related cost of goods sold, for products sold by Biocon to the Company, with a gross margin impact of approximately $1,000 for the three months ended March 31, 2018.

Note 4 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) are met. Product revenue is recorded net of returns and allowances. In addition to product revenue, the Company recognizes revenue related to license, royalty and other agreements in accordance with the five-step model in ASC 606. License, royalty and other revenue recognized for the three months ended March 31, 2019 and 2018 is comprised of:

	Three Months Ended March 31,
	2019	2018
Royalty revenue under the License Agreement with Bellco	$26,000	$27,000
Other revenue	14,000	-
Total royalty and other revenue	$40,000	$27,000

Bellco License Agreement

With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters (the “Products”). Under the License Agreement, as amended, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label, and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries. Under the License Agreement with Bellco, the Company received upfront payments which were previously deferred and recognized as license revenue over the term of the License Agreement. As of the adoption of ASC 606, the remaining deferred revenue of approximately $278,000 was recognized as a cumulative effect adjusted to accumulated deficit as of January 1, 2018 in accordance with ASC 606.

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

The Company recognized royalty income from Bellco pursuant to the License Agreement for the three months ended March 31, 2019 and 2018 of approximately $26,000 and $27,000, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At March 31, 2019:
Total contingent consideration liability	$-	$-	$503,000	$503,000

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2018:
Total contingent consideration liability	$-	$-	$499,000	$499,000

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the three months ended March 31, 2019:

Contingent Consideration
(Unaudited)
Balance as of December 31, 2018	$499,000
Payments against contingent consideration	-
Change in fair value of contingent consideration liability	(10,000)
Accretion of contingent consideration liability	14,000
Balance as of March 31, 2019	$503,000

During the three months ended March 31, 2019, a change in fair value of contingent consideration of approximately $10,000 was recorded due to lower than planned performance.

Consideration paid in a business combination may include potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future (“contingent consideration”). Contingent consideration liabilities are measured at their estimated fair value as of the date of acquisition, with subsequent changes in fair value recorded in the consolidated statements of operations. Fair value as of the date of acquisition is estimated based on projections of expected future cash flows of the acquired business. The Company estimated the contingent consideration liability using the income approach (discounted cash flow method), which requires the Company to make estimates and assumptions regarding the future cash flows and profits. Changes in these estimates and assumptions could have a significant impact on the amounts recognized.

There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2019.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable and operating lease liabilities approximate fair value as of March 31, 2019 and December 31, 2018 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

See Note 3 – Biocon Acquisition for the allocation of the total consideration for the Biocon Acquisition based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

Note 6 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Finished goods	$1,842,000	$1,633,000
Raw materials	273,000	280,000
Less: inventory reserve	(75,000)	(49,000)
Total inventory, net	$2,040,000	$1,864,000

Note 7 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets for the three months ended March 31, 2019 are set forth in the table below. The table shows the gross carrying values and accumulated amortization of the Company’s intangible assets by type as of March 31, 2019:

	March 31, 2019
	Cost	Accumulated Amortization	Net
Tradenames, service marks and domain names	$50,000	$2,000	$48,000
Customer relationships	540,000	8,000	532,000
Total intangible assets	$590,000	10,000	580,000

The Company recognized amortization expense of approximately $10,000 for the three months ended March 31, 2019 in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

Amortization expense for the reminder of the fiscal year 2019 is estimated to be approximately $32,000. Aggregate amortization expense for each of the next five years is estimated to be approximately $42,000.

The Company did not recognize any intangible asset impairment charges during the three months ended March 31, 2019.

Goodwill

Goodwill had a carrying value on the Company’s condensed consolidated balance sheets of approximately $759,000 and $748,000 at March 31, 2019 and December 31, 2018, respectively. As a result of a final working capital adjustment, goodwill increased approximately $11,000 during the three months ended March 31, 2019. Goodwill has been allocated to the Water Filtration segment.

Note 8 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, as amended, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration covered under the License and Supply Agreement includes both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The term of the License Agreement with Medica expires on December 31, 2025, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

In exchange for the license, the gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the condensed consolidated balance sheet is approximately $904,000 and $938,000 as of March 31, 2019 and December 31, 2018, respectively. Accumulated amortization is approximately $1,346,000 and $1,312,000 as of March 31, 2019 and December 31, 2018, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Approximately $34,000 in each of the three months ended March 31, 2019 and 2018 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three months ended March 31, 2019. For the three months ended March 31, 2018, approximately $10,000 of interest expenses was recognized on the condensed consolidated statement of operations and comprehensive loss.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $47,000 and $29,000 for the three months ended March 31, 2019 and 2018, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $47,000 in royalties are included in accrued expenses as of March 31, 2019. Approximately $50,000 in royalties are included in accounts payable as of December 31, 2018.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital, LLC (“Tech Capital”) for a principal amount of $1,187,000. As of March 31, 2019, the principal balance of the Secured Note was approximately $986,000. The Company used the proceeds from the Secured Note to repay the Company’s 11% unsecured promissory notes issued in June 2016 pursuant to the Note and Warrant Agreement (see Note 11 – Unsecured Promissory Notes and Warrants).

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement between the Company and Tech Capital, dated August 16, 2017 and all of the riders and amendments thereto (the “Loan Agreement”) (see Note 10 – Secured Revolving Credit Facility). An event of default under such Loan Agreement shall be an event of default under the Secured Note and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note shall also be due.

During the three months ended March 31, 2019, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $20,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019.

Debt issuance costs of approximately $6,000 were recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2018.

As of March 31, 2019, future principal maturities are as follows:

2019 (excluding the three months ended March 31, 2019)	$162,000
2020	231,000
2021	251,000
2022	271,000
2023	71,000
Total	$986,000

Note 10 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan Agreement with Tech Capital. The Loan Agreement provides for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement. The outstanding principal balance of the Loan Agreement was approximately $906,000 and $991,000 as of March 31, 2019 and December 31, 2018, respectively. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months, which was automatically renewed on August 17, 2018 and will automatically renew for successive 12-month periods unless cancelled. Availability under the Loan Agreement will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Loan Agreement accrue interest, which are payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate will not be less than 4.25% per annum. As of March 31, 2019, the current interest rate was 9.00% per annum.

The Company also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Loan Agreement. In addition, Nephros International Limited, a wholly-owned subsidiary of the Company, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

For the three months ended March 31, 2019 and 2018, approximately $11,000 and $6,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2019, approximately $3,000 of the $11,000 of interest expense incurred for the three months ended March 31, 2019 is included in accrued expenses on the condensed consolidated balance sheet.

Note 11 - Unsecured Promissory Notes and Warrants

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

On March 30, 2018, the principal balance of the notes, along with the remaining accrued interest of approximately $43,000, was repaid in full. The remaining debt discount of approximately $199,000 was recorded as loss on extinguishment of debt in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018.

For the three months ended March 31, 2018, approximately $34,000 was recognized as amortization of debt discount and is included in interest expense on the consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2018, approximately $30,000 of interest expense was incurred.

For the three months ended March 31, 2018, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda Investors, LLC (“Lambda”), the Company’s largest shareholder, was approximately $1,000.

Note 12 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 4 years.

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018. The Company uses this facility to house its corporate headquarters and research facilities.

The Company also has a rental agreement for 591 East Sunset Road, Henderson, Nevada 89011, which consists of approximately 16,000 total square feet of space. The Nevada lease expires in November 2020 with a monthly cost of approximately $6,000. Approximately $7,000 related to a security deposit for this U.S. office facility is classified as other assets on the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2018.

The Company entered into an operating lease that began in February 2019 for 211 Donelson Pike, Nashville, Tennessee 37214, for office space. The rental agreement expires in January 2021 with a monthly cost of approximately $850. Approximately $1,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of March 31, 2019.

The Company entered into an operating lease in March 2019 for 3221 Polaris Avenue, Las Vegas, Nevada 89118. The rental agreement will commence in June 2019 with a monthly cost of approximately $15,000. Approximately $20,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of March 31, 2019.

The lease agreement for the office space in Ireland was entered into on August 1, 2018 and includes a twelve month term.

The Company also has lease agreements for an automobile and office equipment.

Prior to the adoption of ASC 842, operating lease expense of approximately $51,000 was recognized in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018.

Operating lease expense for the three months ended March 31, 2019 was approximately $58,000 in the Company’s consolidated statements of operations and comprehensive loss and includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$57,000

ROU assets obtained in exchange for lease obligations
Operating leases	$20,000

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(Unaudited)

Operating lease right-of-use assets	$587,000

Current portion of operating lease liabilities	$191,000
Operating lease liabilities, net of current portion	406,000
Total operating lease liabilities	$597,000

Weighted average remaining lease term, operating leases	3.2 years

Weighted average discount rate, operating leases	8.0%

As of March 31, 2019, maturities of lease liabilities were as follows:

2019 (excluding the three months ended March 31, 2019)	$171,000
2020	218,000
2021	147,000
2022	136,000
Total future minimum lease payments	672,000
Less imputed interest	(75,000)
Total	$597,000

Note 13 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

During the three months ended March 31, 2019, the Company granted stock options to purchase 86,546 shares of common stock to a director. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three months ended March 31, 2019 was approximately $31,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the three months ended March 31, 2019.

Assumptions for Option Grants
Stock Price Volatility	92.1%
Risk-Free Interest Rates	2.47%
Expected Life (in years)	5.75
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was approximately $143,000 and $130,000 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, approximately $124,000 and $19,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2018, approximately $120,000 and $10,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. During the three months ended March 31, 2018, previously issued stock options were modified for an employee who is no longer employed with the Company. As a result of this modification, approximately $12,000 was recognized as stock option modification expense and included in research and development expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The remaining income recorded as stock based compensation included in research and development expenses of approximately $2,000 for the three months ended March 31, 2018 is primarily due to the reversal of expense due to the forfeiture of unvested stock options.

There was no tax benefit related to expense recognized in the three months ended March 31, 2019 and 2018, as the Company is in a net operating loss position. As of March 31, 2019, there was approximately $1,193,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans. Approximately $230,000 of the $1,193,000 total unrecognized compensation expense will be recognized at the time that certain performance conditions are met. The remaining unrecognized compensation expense of approximately $963,000 will be amortized over the weighted average remaining requisite service period of 2.0 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

Total stock-based compensation expense for restricted stock was approximately $15,000 and $112,000 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, approximately $14,000 and $1,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2018, approximately $100,000 and $12,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2019, there was approximately $15,000 of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over the next three months.

The aggregate shares of common stock legally issued and outstanding as of December 31, 2018 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

Note 14 – Stockholders’ Equity

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company had the right to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. Pursuant to the securities purchase agreement, during the three months ended March 31, 2018, the Company issued and sold 1,900,000 shares of its common stock to Lincoln Park. The issuance of the common shares to Lincoln Park resulted in gross proceeds of $854,000 for the three months ended March 31, 2018. The securities purchase agreement expired on September 4, 2018.

Noncontrolling Interest

In July 2018, the Company formed a new, wholly-owned subsidiary, SRP, to drive the development of its second-generation HDF system and other products focused on improving therapies for patients with renal disease.

On September 5, 2018, SRP entered into a Series A Preferred Stock Purchase Agreement with certain purchasers pursuant to which SRP sold 600,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $5.00 per share. The aggregate purchase price was $3,000,000. SRP incurred transaction-related expenses of approximately $30,000, which were included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018. The net proceeds from the issuance of the Series A Preferred are restricted to SRP expenses, and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP. Following the Series A Preferred transaction, the Company retained a 62.5% ownership interest in SRP, holding 100% of the outstanding common shares, and holders of Series A Preferred retained a 37.5% interest in SRP on a fully diluted basis, holding 100% of the outstanding preferred shares. Of the 600,000 shares of Series A Preferred issued, the shares purchased by related parties comprised of persons controlled by members of management and by Lambda amounted to 18,000 and 400,000 shares, respectively.

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

Warrants

There were no warrants exercised during the three months ended March 31, 2019 or 2018.

Note 15 – Net Loss per Common Share

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	March 31,
	2019	2018
Shares underlying warrants outstanding	6,642,344	7,099,010
Shares underlying options outstanding	7,495,128	6,474,527
Unvested restricted stock	444,313	753,528

Note 16 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 8 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2019, the Company has agreed to make minimum annual aggregate purchases from Medica of €3,000,000 (approximately $3,400,000). As of March 31, 2019, the Company’s aggregate purchase commitments totaled approximately €1,789,000 (approximately $2,032,000).

Contractual Obligations

See Note 12 – Leases for a discussion of the Company’s contractual obligations.

Note 17 – Segment Reporting

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

The accounting policies for the Company’s segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended March 31, 2019
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$1,769,000	$-	$1,769,000
Gross margin	998,000	-	998,000
Research and development expenses	345,000	411,000	756,000
Depreciation and amortization expense	50,000	-	50,000
Selling, general and administrative expenses	1,469,000	34,000	1,503,000
Change in fair value of contingent consideration	(10,000)	-	(10,000)
Total operating expenses	(1,854,000)	(445,000)	(2,299,000)
Loss from operations	$(856,000)	$(445,000)	$(1,301,000)

	Three Months Ended March 31, 2018
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$985,000	$-	$985,000
Gross margin	467,000	-	467,000
Research and development expenses	189,000	100,000	289,000
Depreciation and amortization expense	41,000	-	41,000
Selling, general and administrative expenses	1,250,000	10,000	1,260,000
Total operating expenses	(1,480,000)	(110,000)	(1,590,000)
Loss from operations	$(1,013,000)	$(110,000)	$(1,123,000)

As of March 31, 2019, approximately $2,100,000 of total assets are in the Renal Products segment. The $2,100,000 consisted of the remaining cash received of approximately $1,900,000 from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of approximately $200,000.

As of December 31, 2018, approximately $2,500,000 of total assets are in the Renal Products segment. The $2,500,000 consisted of the remaining cash received of approximately $2,300,000 from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of approximately $200,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements about our business, financial condition and results of operations including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse.

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

Our subsidiary, Specialty Renal Products, Inc. (“SRP”), is a development-stage medical device company focused primarily on developing hemodiafiltration (“HDF”) technology. SRP is developing a second generation of the OLpūr H2H Hemodiafiltration System, the only U.S. Food and Drug Administration (“FDA”) 510(k)-cleared medical device that enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”).

On December 31, 2018, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Biocon1, LLC, a Nevada limited liability company (“Biocon”), Aether Water Systems, LLC, a Nevada limited liability company (“Aether”), and Gregory Lucas, the sole member of each of Biocon and Aether (“Lucas”). Pursuant to the terms of the Agreement, we acquired 100% of the outstanding membership interests of each of Biocon and Aether (the “Biocon Acquisition”).

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular water purification.

Our Products

Water Filtration Products

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

Target Markets

Our ultrafiltration products currently target the following markets:

●	Hospitals and Other Healthcare Facilities: Filtration of water for washing and drinking as an aid in infection control. The filters produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures, and washing of surgeons’ hands. In addition, we have recently begun development of a broad-spectrum diagnostic tool for our hospital and other health care customers, to provide them with the ability to assess water safety risks on a real-time basis.

●	Dialysis Centers: Filtration of water or bicarbonate concentrate used in hemodialysis.

●	Commercial Facilities: Filtration and purification of water for consumption, including for use in ice machines and soft drink dispensers.

●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

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

We are currently developing a product for real-time diagnosis of water borne pathogens, which we expect will complement our medical water filtration products. We plan to offer the product initially to customers and prospective customers that focus on infection control, including hospitals, dialysis centers, and other health care facilities. Following initial launch, we plan to market the product to other markets as well, including those addressed by our AETHER product lines. We expect to launch this product line in late 2019 and expect to provide additional product details in the coming quarters.

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

During 2018, we formed a new subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of this second-generation HDF system. A prototype of the new second-generation HDF system has been constructed. We intend to fund the HDF program primarily with funds directly raised into SRP, including a $3 million Series A financing round completed in September 2018. Pending FDA clearance, we believe we can return to the market with our HDF system in by early 2020.

Critical Accounting Policies

For the three month period ended March 31, 2019, other than the adoption of Accounting Standards Codification 842, “Leases” (see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q), there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

We are subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$1,769,000	$985,000	$784,000	80%
Cost of goods sold	771,000	518,000	253,000	49%
Gross margin	998,000	467,000	531,000	114%
Gross margin	56%	47%	-	9%
Research and development expenses	756,000	289,000	467,000	162%
Depreciation and amortization expense	50,000	41,000	9,000	22%
Selling, general and administrative expenses	1,503,000	1,260,000	243,000	19%
Change in fair value of contingent consideration	(10,000)	-	10,000	100%
Loss from operations	(1,301,000)	(1,123,000)	178,000	16%
Loss on extinguishment of debt	-	(199,000)	(199,000)	(100)%
Interest expense	(46,000)	(86,000)	(40,000)	(47)%
Interest income	-	1,000	(1,000)	(100)%
Other expense	(2,000)	(22,000)	(20,000)	(91)%
Net loss	(1,349,000)	(1,429,000)	(80,000)	(6)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(59,000)	-	59,000	100%
Net loss attributable to Nephros, Inc.	$(1,408,000)	$(1,429,000)	$(21,000)	(1)%

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$1,769,000	$985,000	$784,000	80%
Cost of goods sold	771,000	518,000	253,000	49%
Gross margin	998,000	467,000	531,000	114%
Gross margin	56%	47%	-	9%
Research and development expenses	345,000	189,000	156,000	83%
Depreciation and amortization expense	50,000	41,000	9,000	22%
Selling, general and administrative expenses	1,469,000	1,250,000	219,000	18%
Change in fair value of contingent consideration	(10,000)	-	10,000	100%
Loss from operations	$(856,000)	$(1,013,000)	$(157,000)	(15)%

Net Revenues

Total net revenues for the three months ended March 31, 2019 were approximately $1,769,000 compared to approximately $985,000 for the three months ended March 31, 2018. The increase of approximately $784,000, or 80%, was driven by significant increased medical device sales, to both new and existing customer accounts, as well as our expansion into commercial markets.

Cost of Goods Sold

Cost of goods sold was approximately $771,000 for the three months ended March 31, 2019 compared to approximately $518,000 for the three months ended March 31, 2018. The increase of approximately $253,000, or 49%, was due to approximately $320,000 in increased direct product costs in support of increased revenue, offset by a decrease of approximately $17,000 in expenses related to adjustments for inventory reserves for expiring items and physical count inventory adjustments and a decrease of approximately $40,000 related to the improvement of foreign exchange rates.

Gross Margin

Gross margin was approximately 56% for the three months ended March 31, 2019 compared to approximately 47% for the three months ended March 31, 2018. The increase of approximately 9% is primarily due to a decrease in expense related to inventory reserves for expiring items and physical count inventory adjustments as well as improvements in foreign exchange rates during the three months ended March 31, 2019 compared to March 31, 2018.

Research and Development Expenses

Research and development expenses were approximately $345,000 and $189,000 for the three months ended March 31, 2019 and 2018, respectively. This increase of approximately $156,000, or 83%, reflects expenditures on product development for our water safety testing system.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $50,000 for the three months ended March 31, 2019 compared to approximately $41,000 for the three months ended March 31, 2018. The increase of approximately $9,000, or 22%, is due to amortization of intangible assets recognized in the Biocon Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,469,000 for the three months ended March 31, 2019 compared to approximately $1,250,000 for the three months ended March 31, 2018, representing an increase of $219,000, or 18%. The increase was primarily due to increased headcount-related expenses of approximately $136,000, increased accounting and tax expenses of approximately $28,000, increased accounting expenses of approximately $15,000 as a result of timing of invoices and increased professional services expenses of approximately $37,000 related to the Biocon Acquisition.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of approximately $10,000 was related to lower than planned performance during the three months ended March 31, 2019.

Interest Expense

Interest expense decreased approximately $40,000 primarily due to interest and related debt discount on the unsecured long-term note payable of approximately $64,000 that was paid off during the three months ended March 31, 2018 offset partially by an increase in interest expense on the secured note payable and secured revolving credit facility of approximately $19,000 during the three months ended March 31, 2019.

Interest Income

There was no interest income for the three months ended March 31, 2019. Interest income of approximately $1,000 for the three months ended March 31, 2018 was a result of interest income recognized on an equipment lease. As a result of the Biocon Acquisition on December 31, 2018, the equipment lease was terminated.

Other Expense

Other expense was approximately $2,000 and $22,000 for the three months ended March 31, 2019 and 2018, respectively. Other expense for the three months ended March 31, 2019 includes approximately $7,000 related foreign currency exchange losses partially offset by other income of approximately $5,000. Other expense for the three months ended March 31, 2018 is a result of losses on foreign currency transactions. The decrease of 68% in foreign currency exchange losses is due to improvements in foreign currency exchange rates.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$411,000	100,000	$311,000	311%
Selling, general and administrative expenses	34,000	10,000	24,000	240%
Loss from operations	$(445,000)	$(110,000)	$335,000	305%

Research and Development Expenses

Research and development expenses were approximately $411,000 and $100,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of approximately $311,000 due to an increased investment in the second-generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $34,000 and $10,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of approximately $24,000 due to an increased investment in the second-generation HDF product.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2019 and December 31, 2018 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and Capital Resources	March 31, 2019	December 31, 2018
Cash	$3,608	$4,581
Other current assets	3,564	3,592
Working capital	4,062	5,519
Stockholders’ equity	5,604	6,798

At March 31, 2019, we had an accumulated deficit of approximately $125,502,000, and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Our cash flow from operations currently is not, and historically has not been, sufficient to meet our obligations and commitments. Based on cash that is available for our operations and projections of our future operations, we believe that our cash will be sufficient to fund our current operating plan through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. In the event that operations do not meet expectations, we will reduce discretionary expenditures such as additional headcount, new R&D projects, and other variable costs to alleviate the substantial doubt as to our ability to continue as a going concern. We may also seek to raise additional capital, however, there can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

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

At March 31, 2019, we had cash totaling approximately $3,608,000 and total assets of approximately $9,234,000, excluding the asset related to the License and Supply Agreement with Medica of approximately $904,000.

Net cash used in operating activities was approximately $697,000 for the three months ended March 31, 2019 compared to approximately $669,000 for the three months ended March 31, 2018, an increase of approximately $28,000 which is due to a combination of factors, including increased research and development expenses offset by improvements in gross margins, lower stock-based compensation expense and a loss on extinguishment of debt recorded in the three months ended March 31, 2018 related to the unsecured long-term note payable.

Net cash used in investing activities was approximately $137,000 for the three months ended March 31, 2019 due to a working capital adjustment related to the Biocon Acquisition. There was no cash used in investing activities for the three months ended March 31, 2018.

Net cash used in financing activities of approximately $137,000 for the three months ended March 31, 2019 resulted from payments on our secured note payable of approximately $52,000 and net payments on our secured revolving credit facility of approximately $85,000.

Net cash provided by financing activities of approximately $293,000 for the three months ended March 31, 2018 resulted from proceeds from the issuance of common stock of approximately $854,000 and proceeds from the issuance of secured note payable of approximately $1,187,000, offset partially by net payments on our secured revolving credit facility of approximately $561,000 and payments of approximately $1,187,000 on our unsecured long-term note payable.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019 or December 31, 2018.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 5. Other Information

On May 7, 2019, we entered into a First Amendment to Employment Agreement with Daron Evans, the Company’s Chief Executive Officer, effective April 15, 2019 (the “Amendment”). Pursuant to the Amendment, the term of Mr. Evans’s employment with the Company will continue indefinitely until terminated in accordance with the Employment Agreement. Additionally, if Mr. Evans is terminated without “cause” or he resigns for “good reason” (each as defined in the Employment Agreement), Mr. Evans will be entitled to continuation of his base salary for a period of twelve months. The foregoing summary of the Amendment is qualified in its entirety by reference to the complete form of Amendment, a copy of which is attached hereto as Exhibit 10.1.

On May 7, 2019, the Board approved reserving an additional 2,000,000 shares of our common stock for issuance pursuant to our 2015 Equity Incentive Plan (the “Plan”). An aggregate of 12,000,000 shares of our common stock have now been reserved for issuance pursuant to the Plan. A summary of the material terms of the Plan is included in our Current Report on Form 8-K, filed with the SEC on May 24, 2018, and is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	First Amendment to Employment Agreement between Nephros, Inc. and Daron Evans, effective April 15, 2019. *

10.2

Second Amendment to Sublicense Agreement, dated January 30, 2019, between Nephros, Inc. and CamelBak Products, LLC, incorporated by reference to Exhibit 10.24 to the Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 12, 2019.

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

NEPHROS, INC.

Date: May 8, 2019	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive
Officer)

Date: May 8, 2019	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

