Form 10-Q
period 2019-06-30
NEPHROS INC
filed 2019-08-07
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of August 3, 2019, 7,672,816 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$4,318	$4,581
Accounts receivable, net	1,539	1,452
Inventory, net	2,314	1,864
Prepaid expenses and other current assets	266	276
Total current assets	8,437	8,173
Property and equipment, net	89	91
Operating lease right-of-use assets	1,250	-
Intangible assets, net	569	590
Goodwill	759	748
License and supply agreement, net	871	938
Other assets	39	18
TOTAL ASSETS	$12,014	$10,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$1,021	$991
Current portion of secured note payable	203	195
Accounts payable	915	836
Accrued expenses	601	396
Current portion of contingent consideration	329	236
Current portion of operating lease liabilities	223	-
Total current liabilities	3,292	2,654
Secured note payable, net of current portion	730	843
Contingent consideration, net of current portion	163	263
Operating lease liabilities, net of current portion	1,023	-
TOTAL LIABILITIES	5,208	3,760

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018.	-	-
Common stock, $.001 par value; 40,000,000 and 10,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 7,672,816 and 7,179,514 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	8	7
Additional paid-in capital	130,169	127,873
Accumulated other comprehensive income	70	71
Accumulated deficit	(126,444)	(124,153)
Subtotal	3,803	3,798
Noncontrolling interest	3,003	3,000
TOTAL STOCKHOLDERS’ EQUITY	6,806	6,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,014	$10,558

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Product revenues	$2,284	$1,216	$4,013	$2,174
Royalty and other revenues	25	150	65	177
Total net revenues	2,309	1,366	4,078	2,351
Cost of goods sold	942	536	1,713	1,054
Gross margin	1,367	830	2,365	1,297
Operating expenses:
Research and development	793	352	1,549	641
Depreciation and amortization	48	40	98	81
Selling, general and administrative	1,403	1,091	2,906	2,351
Change in fair value of contingent consideration	(9)	-	(19)	-
Total operating expenses	2,235	1,483	4,534	3,073
Loss from operations	(868)	(653)	(2,169)	(1,776)
Other income (expense):
Loss on extinguishment of debt	-	-	-	(199)
Interest expense	(46)	(28)	(92)	(114)
Interest income	-	1	-	2
Other expense, net	(28)	(2)	(30)	(24)
Net loss	(942)	(682)	(2,291)	(2,111)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(61)	-	(120)	-
Net loss attributable to Nephros, Inc. shareholders	$(1,003)	$(682)	$(2,411)	$(2,111)

Net loss per common share, basic and diluted	$(0.14)	$(0.10)	$(0.33)	$(0.32)
Weighted average common shares outstanding, basic and diluted	7,387,930	7,028,410	7,259,491	6,647,856

Comprehensive loss:
Net loss	$(942)	$(682)	$(2,291)	$(2,111)
Other comprehensive (loss) income, foreign currency translation adjustments, net of tax	2	(6)	(1)	(3)
Comprehensive loss	(940)	(688)	(2,292)	(2,114)
Comprehensive loss attributable to noncontrolling interest	(61)	-	(120)	-
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,001)	$(688)	$(2,412)	$(2,114)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

(Unaudited)

	Three and six months ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2018	7,134,719	$7	$127,873	$71	$(124,153)	$3,798	$3,000	$6,798
Net loss					(1,349)	(1,349)		(1,349)
Net unrealized losses on foreign currency translation, net of tax				(3)		(3)		(3)
Noncash stock-based compensation			158			158		158
Balance, March 31, 2019	7,134,719	7	128,031	68	(125,502)	2,604	3,000	5,604
Net loss					(942)	(942)		(942)
Net unrealized gains on foreign currency translation, net of tax				2		2		2
Issuance of common stock, net of equity issuance costs of $8	493,827	1	1,991			1,992		1,992
Issuance of vested restricted stock	44,270	-
Noncash stock-based compensation			147			147	3	150
Balance, June 30, 2019	7,672,816	$8	130,169	$70	$(126,444)	$3,803	$3,003	$6,806

	Three and six months ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2017	6,143,663	$6	$122,973	$77	$(121,106)	$1,950	$-	$1,950
Net loss					(1,429)	(1,429)		(1,429)
Cumulative effect of adoption of ASC 606					278	278		278
Net unrealized gains on foreign currency translation, net of tax				3		3		3
Issuance of common stock	211,111	-	854			854		854
Cashless exercise of stock options	2.471	-				-		-
Cancelled restricted stock shares						-		-
Noncash stock-based compensation			242			242		242
Balance, March 31, 2018	6,357,245	6	124,069	80	(122,257)	1,898	-	1,898
Net loss					(682)	(682)		(682)
Net unrealized losses on foreign currency translation, net of tax				(6)		(6)		(6)
Issuance of common stock, net of equity issuance costs of $19	726,735	1	2,923			2,924		2,924
Exercise of warrants	50,739	-	138			138		138
Noncash stock-based compensation			226			226		226
Balance, June 30, 2018	7,134,719	$7	$127,356	$74	$(122,939)	$4,498	$-	$4,498

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Except Share Amounts)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(2,291)	$(2,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	16	14
Amortization of intangible assets and license and supply agreement	88	67
Non-cash stock-based compensation, including stock options and restricted stock	308	468
Loss on extinguishment of debt	-	199
Amortization of debt discount	-	34
Inventory reserve	37	50
Allowance for doubtful accounts reserve	-	2
Change in fair value of contingent consideration	(19)	-
Accretion of contingent consideration	28	-
Loss on disposal of equipment	-	10
Loss (gain) on foreign currency transactions	6	(2)
(Increase) decrease in operating assets:
Accounts receivable	(87)	(21)
Inventory	(487)	(728)
Prepaid expenses and other current assets	(5)	37
Other assets	(21)	-
Increase (decrease) in operating liabilities:
Accounts payable	73	(191)
Accrued expenses	328	160
Net cash used in operating activities	(2,026)	(2,012)
INVESTING ACTIVITIES:
Acquisition of Biocon	(137)	-
Net cash used in investing activities	(137)	-
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of equity issuance costs of $8 and $19, respectively	1,992	3,778
Net proceeds (payments) on secured revolving credit facility	30	(558)
Payments on secured note payable	(105)	(49)
Proceeds from exercise of warrants	-	138
Payment of contingent consideration	(16)	-
Proceeds from issuance of secured note	-	1,187
Repayment of unsecured long term note payable	-	(1,187)
Net cash provided by financing activities	1,901	3,309
Effect of exchange rates on cash	(1)	(7)
Net increase (decrease) in cash	(263)	1,290
Cash, beginning of period	4,581	2,194
Cash, end of period	$4,318	$3,484
Supplemental disclosure of cash flow information
Cash paid for interest	$62	$91
Cash paid for income taxes	$4	$3

Supplemental disclosure of noncash investing and financing information
Right-of-use asset obtained in exchange for lease liability	$800	$-
Purchase of equipment included in accrued expenses	$14	$-

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

Beginning in 2009, Nephros introduced high performance liquid purification filters, to meet the demand for water purification in certain medical markets. The Company’s filters, generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. The Company also develops and sells water filtration products for commercial applications, focusing on the hospitality and food service markets. The Company is also exploring water purification applications in other markets, including diagnostics, military field applications, and data center cooling. The water filtration business is a reportable segment, referred to as the Water Filtration segment.

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

On December 31, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Biocon Agreement”) with Biocon 1, LLC, a Nevada limited liability company (“Biocon”), Aether Water Systems, LLC, a Nevada limited liability company (“Aether”), and Gregory Lucas, the sole member of each of Biocon and Aether. Pursuant to the terms of the Biocon Agreement, the Company acquired 100% of the outstanding membership interests of each of Aether and Biocon (the “Biocon Acquisition”).

Primary U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey, 07079, and at 3221 Polaris Avenue, Las Vegas, Nevada 89102. These locations house the Company’s corporate headquarters, research, manufacturing, and distribution facilities. In addition, the Company maintains small administrative offices in various locations in the U.S. and Ireland.

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2018 was derived from the Company’s audited annual financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Results as of and for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

Reverse Stock Split

On May 22, 2019, the Company’s Board of Directors authorized a 1-for-9 reverse stock split and approved an amendment to the Company’s Certificate of Incorporation (the “Amendment”) to effect the 1-for-9 reverse split of the Company’s common stock, which was effected at 5:30 p.m. ET on July 9, 2019. All of the share and per share amounts discussed in these condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q have been adjusted to reflect the effect of this reverse split (see Note 18 – Subsequent Event).

Consolidation

The accompanying consolidated financial statements include the accounts of Nephros, Inc. and its wholly owned subsidiary, Nephros International Limited, and SRP, in which a controlling interest is maintained by the Company. Outside shareholders’ interest in SRP of 37.5% is shown on the condensed consolidated balance sheet as noncontrolling interest. All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of approximately $126,444,000 as of June 30, 2019. Also, the Company has a loan agreement with a lender, which provides a secured asset-based revolving credit facility of up to $1,000,000. This loan agreement will automatically renew on August 17, 2019, although this renewal is not guaranteed.

On May 15, 2019, the Company completed a private placement transaction whereby the Company sold 493,827 shares of its common stock for aggregate net proceeds of approximately $1,992,000.

In addition, in July 2018, the Company formed a new, wholly-owned subsidiary, SRP, to drive the development of its second-generation HDF system and other products focused on improving therapies for patients with renal disease. On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3,000,000. The proceeds of this private placement are restricted to SRP expenses and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP.

Based on cash that is available for Company operations and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. In the event that operations do not meet expectations, the Company will reduce discretionary expenditures such as additional headcount, new R&D projects, and other variable costs to alleviate the substantial doubt as to the Company’s ability to continue as a going concern. The Company may also seek to raise additional capital, however, there can be no assurance that any such actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

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

Major Customers

For the three months ended June 30, 2019 and 2018, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2019	2018
A	12%	5%
B	12%	3%
C	10%	-%
D	7%	13%
E	6%	13%
F	2%	11%
Total	49%	45%

For the six months ended June 30, 2019 and 2018, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2019	2018
A	14%	4%
B	12%	9%
D	7%	14%
E	6%	13%
Total	39%	40%

As of June 30, 2019, and December 31, 2018, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2019	2018
A	12%	5%
B	10%	11%
C	16%	-%
E	7%	11%
G	-	15%
Total	45%	42%

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $10,000 and $15,000 as of June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019, there was no provision for bad debt expense. Write-offs of accounts receivable were approximately $5,000 for the six months ended June 30, 2019 which were reserved for in a prior period. There were no write-offs of accounts receivable for the three months ended June 30, 2019. There was no allowance for sales returns at June 30, 2019 or December 31, 2018. During the three and six months ended June 30, 2018, there was no provision for bad debt expense and there were no write-offs of accounts receivable.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost goods sold on the condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2019 and 2018, depreciation expense was approximately $8,000 and $7,000, respectively. For the six months ended June 30, 2019 and 2018, depreciation expense was approximately $16,000 and $14,000, respectively. Approximately $4,000 and $6,000 of depreciation expense has been recognized in cost of goods sold for the three and six months ended June 30, 2019, respectively. There was no depreciation recognized in cost of goods sold for the three or six months ended June 30, 2018.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheet.

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

Transaction costs associated with the Biocon Acquisition of approximately $33,000 were recorded in selling, general and administrative costs for the year ended December 31, 2018.

The Company has accounted for the Biocon Acquisition as a business combination under the acquisition method of accounting.

The following is a summary of total consideration for the Biocon Acquisition, including a final working capital adjustment in the six months ended June 30, 2019 of approximately $11,000:

Total Consideration

Fixed purchase price	$1,070,000
Acquisition date fair value of contingent consideration	562,000
Total consideration[1]	$1,632,000

1Total consideration of $1,632,000 consists of $5,000 in accrued expenses, $137,000 in working capital payments, $499,000 of contingent consideration liabilities, as well as an upfront payment of $991,000, of which $250,000 is held in escrow.

The Company has allocated the total consideration for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

The following is a summary of the final purchase price allocation for the Biocon Acquisition. Changes to the purchase price allocation from amounts reported on the Company’s Annual Report on Form 10K for the year ended December 31, 2018 were due to the final working capital adjustment.

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

Unaudited Pro Forma Results of Operations

The following table reflects the unaudited pro forma combined results of operations for the three and six months ended June 30, 2018 (assuming the closing of the Biocon Acquisition occurred on January 1, 2017):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Total revenues	$1,502,000	$2,672,000
Net loss attributable to Nephros, Inc	$(675,000)	$(2,063,000)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Biocon Acquisition taken place on January 1, 2017. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects the following adjustments:

●	Adjustments to amortization expense for the three and six months ended June 30, 2018 of approximately $11,000 and $21,000, respectively related to identifiable intangible assets acquired;
●	Eliminate interest expense in the historical Biocon results of operations and eliminate interest income in the Company’s historical results of operations, each of which was approximately $1,000 and $2,000 for the three and six months ended June 30, 2018, respectively, which interest was related to a lease that was terminated as of the acquisition; and
●	Eliminate sales, and related cost of goods, for products sold by Biocon to the Company, with a gross margin impact of approximately $1,000 and $2,000 for the three and six months ended June 30, 2018, respectively.

Note 4 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) are met. Product revenue is recorded net of returns and allowances. In addition to product revenue, the Company recognizes revenue related to license, royalty and other agreements in accordance with the five-step model in ASC 606. License, royalty and other revenue recognized for the three months ended June 30, 2019 and 2018 is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalty revenue under the Sublicense Agreement with CamelBak (1)	$-	$100,000	$-	$100,000
Royalty revenue under the License Agreement with Bellco	14,000	31,000	40,000	58,000
Other revenue	11,000	19,000	25,000	19,000
Total license, royalty and other revenue	$25,000	$150,000	$65,000	$177,000

(1)	In May 2015, the Company entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under the Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the Company’s individual water treatment device. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and if such fees are not met or exceeded, the Company may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, Camelbak has no further minimum fee obligations.

Bellco License Agreement

With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement (the “Bellco License Agreement”), effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters (the “Products”). Under the License Agreement, as amended, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label, and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries. Under the License Agreement with Bellco, the Company received upfront payments which were previously deferred and recognized as license revenue over the term of the License Agreement. As of the adoption of ASC 606, the remaining deferred revenue of approximately $278,000 was recognized as a cumulative effect adjusted to accumulated deficit as of January 1, 2018 in accordance with ASC 606.

The License Agreement, as amended, also provides minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the covered territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $2.15) per unit; thereafter, €1.25 (approximately $1.50) per unit. The License Agreement also provides for a fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021 if the minimum sales targets are not met.

The Company recognized royalty income from Bellco pursuant to the License Agreement for the three months ended June 30, 2019 and 2018 of approximately $14,000 and $31,000, respectively. The Company recognized royalty income from Bellco pursuant to the License Agreement for the six months ended June 30, 2019 and 2018 of approximately $40,000 and $58,000, respectively.

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

To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Value is determined using pricing models, discounted cash flow methodologies, or similar techniques and also includes instruments for which the determination of fair value requires significant judgment or estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At June 30, 2019:
Total contingent consideration liability	$-	$-	$492,000	$492,000

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the six months ended June 30, 2019:

Contingent Consideration
(Unaudited)
Balance as of December 31, 2018	$499,000
Payments against contingent consideration	(16,000)
Change in fair value of contingent consideration liability	(19,000)
Accretion of contingent consideration liability	28,000
Balance as of June 30, 2019	$492,000

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

There were no transfers between levels in the fair value hierarchy during the three or six months ended June 30, 2019.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable and operating lease liabilities approximate fair value as of June 30, 2019 and December 31, 2018 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

See Note 3 – Biocon Acquisition for the allocation of the total consideration for the Biocon Acquisition based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

Note 6 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of June 30, 2019 and December 31, 2018 were as follows:

	June, 2019	December 31, 2018
	(Unaudited)	(Audited)
Finished goods	$2,118,000	$1,633,000
Raw materials	282,000	280,000
Less: inventory reserve	(86,000)	(49,000)
Total inventory, net	$2,314,000	$1,864,000

Note 7 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets for the six months ended June 30, 2019 are set forth in the table below. The table shows the gross carrying values and accumulated amortization of the Company’s intangible assets by type as of June 30, 2019:

	June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Tradenames, service marks and domain names	$50,000	$(5,000)	$45,000
Customer relationships	540,000	(16,000)	524,000
Total intangible assets	$590,000	$(21,000)	$569,000

The Company recognized amortization expense of approximately $11,000 and $21,000 for the three and six months ended June 30, 2019, respectively in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

Amortization expense for the reminder of the fiscal year 2019 is estimated to be approximately $21,000. Aggregate amortization expense for each of the next five years is estimated to be approximately $42,000.

The Company did not recognize any intangible asset impairment charges during the three or six months ended June 30, 2019.

Goodwill

Goodwill had a carrying value on the Company’s condensed consolidated balance sheets of approximately $759,000 and $748,000 at June 30, 2019 and December 31, 2018, respectively. As a result of a final working capital adjustment, goodwill increased approximately $11,000 during the six months ended June 30, 2019. Goodwill has been allocated to the Water Filtration segment.

Note 8 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement includes both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The term of the License Agreement with Medica expires on December 31, 2025, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

In exchange for the license, the gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the condensed consolidated balance sheet is approximately $871,000 and $938,000 as of June 30, 2019 and December 31, 2018, respectively. Accumulated amortization is approximately $1,379,000 and $1,312,000 as of June 30, 2019 and December 31, 2018, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended June 30, 2019 and 2018 on the condensed consolidated statement of operations and comprehensive loss. Amortization expense of approximately $67,000 was recognized in each of the six months ended June 30, 2019 and 2018 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three or six months ended June 30, 2019. For the three and six months ended June 30, 2018, approximately $2,000 and $12,000, respectively, of interest expenses was recognized on the condensed consolidated statement of operations and comprehensive loss.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $61,000 and $36,000 for the three months ended June 30, 2019 and 2018, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $108,000 and $65,000 for the six months ended June 30, 2019 and 2018, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $61,000 and $50,000 are included in accounts payable as of June 30, 2019 and December 31, 2018, respectively.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital, LLC (“Tech Capital”) for a principal amount of $1,187,000. As of June 30, 2019, the principal balance of the Secured Note was approximately $933,000. The Company used the proceeds from the Secured Note to repay the Company’s 11% unsecured promissory notes issued in June 2016 pursuant to the Note and Warrant Agreement (see Note 11 – Unsecured Promissory Notes and Warrants).

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

During the three and six months ended June 30, 2019, the Company made payments under the Secured Note of approximately $72,000 and $144,000, respectively. Included in the total payments made, approximately $19,000 and $39,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, the Company made payments under the Secured Note of approximately $72,000. Approximately $23,000 of the $72,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2018.

Debt issuance costs of approximately $6,000 were recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018.

As of June 30, 2019, future principal maturities are as follows:

2019 (excluding the six months ended June 30, 2019)	$109,000
2020	231,000
2021	251,000
2022	271,000
2023	71,000
Total	$933,000

Note 10 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan Agreement with Tech Capital. The Loan Agreement provides for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement. The outstanding principal balance of the Loan Agreement was approximately $1,021,000 and $991,000 as of June 30, 2019 and December 31, 2018, respectively. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months, which was automatically renewed on August 17, 2018 and will automatically renew for successive 12-month periods unless cancelled. Availability under the Loan Agreement will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Loan Agreement accrue interest, which shall be payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate shall not be less than 4.25% per annum. As of June 30, 2019, the current interest rate was 9.00% per annum.

The Company also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Loan Agreement. In addition, Nephros International Limited, the Company’s wholly-owned subsidiary, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

For the three months ended June 30, 2019 and 2018, approximately $12,000 and $3,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2019 and 2018, approximately $23,000 and $9,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2019, approximately $4,000 of the $23,000 of interest expense incurred for the six months ended June 30, 2019 is included in accrued expenses on the condensed consolidated balance sheet.

Note 11 - Unsecured Promissory Notes and Warrants

In June 2016, the Company entered into a Note and Warrant Agreement (the “Note and Warrant Agreement”) with new creditors as well as existing stockholders under which the Company issued unsecured promissory notes and warrants resulting in total gross proceeds to the Company of approximately $1,187,000. The outstanding principal under the notes accrued interest at a rate of 11% per annum. The notes required the Company to make interest only payments on a semi-annual basis, with all outstanding principal under the notes being repayable in cash on the third anniversary of the date of issuance. In addition to the notes, the Company issued warrants to purchase approximately 300,000 shares of the Company’s common stock. The portion of the gross proceeds allocated to the warrants, approximately $393,000, was accounted for as additional paid-in capital resulting in a debt discount. The debt discount, which included approximately $9,000 of debt issuance costs in addition to the fair value of the warrants, was being amortized to interest expense using the effective interest method in accordance with ASC 835 over the term of the Note and Warrant Agreement.

On March 30, 2018, the principal balance of the notes, along with the remaining accrued interest of approximately $43,000, was repaid in full. The remaining debt discount of approximately $199,000 was recorded as loss on extinguishment of debt in the Company’s consolidated statements of operations and comprehensive loss for the six months ended June 30, 2018.

For the six months ended June 30, 2018, approximately $34,000 was recognized as amortization of debt discount and is included in interest expense on the consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2018, approximately $30,000 of interest expense was incurred.

For the six months ended June 30, 2018, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda, the Company’s largest stockholder, was approximately $1,000.

Note 12 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 5 years.

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018. The Company uses this facility to house its corporate headquarters and research facilities.

The Company also has a rental agreement for 591 East Sunset Road, Henderson, Nevada 89011 (“Henderson”) which consists of approximately 8,000 total square feet of space. The Henderson lease expires in November 2020 with a monthly cost of approximately $6,000. The Company is moving its offices from the Henderson facility to a new location in Las Vegas, as described below and expects to terminate the Henderson lease during the third quarter of 2019, ceasing rent payments after September 2019. As a result, the right-of-use asset and corresponding lease liability relating to the Henderson office lease have been adjusted. Approximately $7,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018.

The Company entered into an operating lease that began in February 2019 for 211 Donelson Pike, Nashville, Tennessee 37214, for office space. The rental agreement expires in January 2021 with a monthly cost of approximately $850. Approximately $1,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of June 30, 2019.

The Company entered into an operating lease in March 2019 for approximately 16,000 total square feet of office space at 3221 Polaris Avenue, Las Vegas, Nevada 89118. The rental agreement commenced in June 2019 with a monthly cost of approximately $15,000. Approximately $20,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of June 30, 2019.

The lease agreement for the Company’s office space in Ireland was entered into on August 1, 2018 and includes a twelve-month term.

The Company also has lease agreements for an automobile and office equipment.

Prior to the adoption of ASC 842, operating lease expense of approximately $37,000 and $88,000 was recognized in the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018, respectively.

Operating lease expense was approximately $58,000 and $116,000, for the three and six months ended June 30, 2019, respectively, in the Company’s consolidated statements of operations and comprehensive loss and includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
(Unaudited)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113,000

ROU assets obtained in exchange for lease obligations
Operating leases	$800,000

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(Unaudited)
Operating ROU assets	$1,250,000

Other current liabilities	$223,000
Operating lease liabilities	1,023,000
Total operating lease liabilities	$1,246,000

Weighted average remaining lease term, operating leases	4.4 years

Weighted average discount rate, operating leases	8.0%

As of June 30, 2019, maturities of lease liabilities were as follows:

2019 (excluding the six months ended June 30, 2019)	$141,000
2020	339,000
2021	333,000
2022	329,000
2023	201,000
2024	137,000
Total future minimum lease payments	1,480,000
Less imputed interest	(234,000)
Total	$1,246,000

Note 13 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company and its consolidated subsidiaries calculate stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award. The Company’s consolidated subsidiary, SRP, maintains its own equity incentive compensation plan.

Stock Options

During the six months ended June 30, 2019, the Company granted stock options to purchase 72,574 shares of common stock to employees, directors and a consultant. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the six months ended June 30, 2019 was approximately $313,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below weighted average assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the six months ended June 30, 2019.

Weighted Average Assumptions for Option Grants
Stock Price Volatility	98.8%
Risk-Free Interest Rates	2.3%
Expected Life (in years)	6.12
Expected Dividend Yield	-%

During the six months ended June 30, 2018, stock options to purchase 11,111 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 2,471 shares of the Company’s common stock.

Stock-based compensation expense related to stock options was approximately $132,000 and $124,000 for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, approximately $118,000 and $14,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2018, approximately $118,000 and $6,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was approximately $275,000 and $253,000 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, approximately $242,000 and $33,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2018, approximately $237,000 and $16,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. During the six months ended June 30, 2018, previously issued stock options were modified for an employee who is no longer employed with the Company. As a result of this modification, included in the approximately $16,000 of research and development expenses is approximately $12,000 of stock option modification expense on the accompanying condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2018.

There was no tax benefit related to expense recognized in the three months ended June 30, 2019 and 2018, as the Company is in a net operating loss position. As of June 30, 2019, there was approximately $1,270,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans. Approximately $231,000 of the $1,270,000 total unrecognized compensation expense will be recognized at the time that certain performance conditions are met. The remaining unrecognized compensation expense of approximately $1,039,000 will be amortized over the weighted average remaining requisite service period of 1.8 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

Total stock-based compensation expense for restricted stock was approximately $15,000 and $103,000 for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, approximately $14,000 and $1,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2018, approximately $90,000 and $13,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock was approximately $30,000 and $215,000 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, approximately $28,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2018, approximately $190,000 and $25,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2019, all shares of restricted stock have vested.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock is reserved for the issuance of options and awards. During the three and six months ended June 30, 2019, SRP granted stock options to purchase 23,040 shares of common stock to its directors and one employee. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and six months ended June 30, 2019 was approximately $88,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below weighted average assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted by SRP during the six months ended June 30, 2019.

Weighted Average Assumptions for Option Grants
Stock Price Volatility	92.4%
Risk-Free Interest Rates	2.3%
Expected Life (in years)	6.10
Expected Dividend Yield	-%

Stock-based compensation expense related to the SRP stock options was approximately $3,000 for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2019, approximately $1,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the condensed consolidated balance sheet as of June 30, 2019.

Note 14 – Stockholders’ Equity

May 2019 Private Placement

On May 15, 2019, the Company entered into a Stock Purchase Agreement with certain accredited investors identified therein pursuant to which the Company issued and sold in a private placement 493,827 shares of the Company’s common stock resulting in gross proceeds to the Company of approximately $2,000,000. The purchase price for each share was $4.05. Proceeds, net of equity issuance costs of $8,000, recorded as a result of the private placement were approximately $1,992,000. Of the 493,827 shares of the Company’s common stock issued, 12,346 shares, resulting in proceeds of approximately $50,000, were sold to a member of management.

April 2018 Private Placement

On April 10, 2018, the Company entered into a Stock Purchase Agreement with certain accredited investors identified therein pursuant to which the Company issued and sold in a private placement 726,735 shares of the Company’s common stock resulting in gross proceeds to the Company of approximately $2,943,000. The purchase price for each share was $4.05. Proceeds, net of equity issuance costs of $19,000, recorded as a result of the private placement were approximately $2,924,000. Of the 726,735 shares of the Company’s common stock issued, 24,331 shares, resulting in proceeds of $98,550, were sold to members of management, including immediate family members.

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company had the right to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. Pursuant to the securities purchase agreement, during the six months ended June 30, 2018, the Company issued and sold approximately 200,000 shares of its common stock to Lincoln Park. The issuance of the common shares to Lincoln Park resulted in gross proceeds of $854,000 for the six months ended June 30, 2018. The securities purchase agreement expired on September 4, 2018.

Noncontrolling Interest

In July 2018, the Company formed a new, wholly-owned subsidiary, SRP, to drive the development of its second-generation HDF system and other products focused on improving therapies for patients with renal disease.

On September 5, 2018, SRP entered into a Series A Preferred Stock Purchase Agreement with certain purchasers pursuant to which SRP sold 600,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $5.00 per share, or aggregate gross proceeds of $3,000,000. SRP incurred transaction-related expenses of approximately $30,000, which were included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018. The net proceeds from the issuance of the Series A Preferred are restricted to SRP expenses, and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP. Following the Series A Preferred transaction, the Company retained a 62.5% ownership interest in SRP, holding 100% of the outstanding common shares, and holders of Series A Preferred retained a 37.5% interest in SRP on a fully diluted basis, holding 100% of the outstanding preferred shares. Of the 600,000 shares of Series A Preferred issued, the shares purchased by related parties comprised of persons controlled by members of management and by Lambda, the Company’s largest stockholder, amounted to 18,000 and 400,000 shares, respectively.

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

The noncontrolling interest in SRP held by holders of the Series A Preferred has been classified as equity on the accompanying condensed consolidated balance sheet, as the noncontrolling interest is redeemable only upon the occurrence of events that are within the control of the Company.

Warrants

There were no warrants exercised during the six months ended June 30, 2019.

During the three and six months ended June 30, 2018, warrants to purchase 50,739 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $138,000 and the issuance of 50,739 shares of the Company’s common stock. Of the warrants exercised during the three and six months ended June 30, 2018, warrants to purchase 8,147 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $22,000.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive:

	June 30,
	2019	2018
Shares underlying warrants outstanding	738,070	738,070
Shares underlying options outstanding	880,837	738,338

Note 16 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 8 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ending December 31, 2019, the Company has agreed to make minimum annual aggregate purchases from Medica of €3,000,000 (approximately $3,700,000). As of June 30, 2019, the Company’s aggregate purchase commitments totaled approximately €2,850,000 (approximately $3,480,000).

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended June 30, 2019
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,309,000	$-	$2,309,000
Gross margin	1,367,000	-	1,367,000
Research and development expenses	433,000	360,000	793,000
Depreciation and amortization expense	48,000	-	48,000
Selling, general and administrative expenses	1,352,000	51,000	1,403,000
Change in fair value of contingent consideration	(9,000)	-	(9,000)
Total operating expenses	(1,824,000)	(411,000)	(2,235,000)
Loss from operations	$(457,000)	$(411,000)	$(868,000)

	Six Months Ended June 30, 2019
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$4,078,000	$-	$4,078,000
Gross margin	2,365,000	-	2,365,000
Research and development expenses	779,000	770,000	1,549,000
Depreciation and amortization expense	98,000	-	98,000
Selling, general and administrative expenses	2,821,000	85,000	2,906,000
Change in fair value of contingent consideration	(19,000)	-	(19,000)
Total operating expenses	(3,679,000)	(855,000)	(4,534,000)
Loss from operations	$(1,314,000)	$(855,000)	$(2,169,000)

	Three Months Ended June 30, 2018
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$1,366,000	$-	$1,366,000
Gross margin	830,000	-	830,000
Research and development expenses	262,000	90,000	352,000
Depreciation and amortization expense	40,000	-	40,000
Selling, general and administrative expenses	1,077,000	14,000	1,091,000
Total operating expenses	(1,379,000)	(104,000)	(1,483,000)
Loss from operations	$(549,000)	$(104,000)	$(653,000)

	Six Months Ended June 30, 2018
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,351,000	$-	$2,351,000
Gross margin	1,297,000	-	1,297,000
Research and development expenses	451,000	190,000	641,000
Depreciation and amortization expense	81,000	-	81,000
Selling, general and administrative expenses	2,327,000	24,000	2,351,000
Total operating expenses	(2,859,000)	(214,000)	(3,073,000)
Loss from operations	$(1,562,000)	$(214,000)	$(1,776,000)

As of June 30, 2019, approximately $1,600,000 of total assets are in the Renal Products segment. The $1,600,000 consisted of the remaining cash received of approximately $1,400,000 from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of approximately $200,000.

As of December 31, 2018, approximately $2,500,000 of total assets are in the Renal Products segment. The $2,500,000 consisted of the remaining cash received of approximately $2,300,000 from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of approximately $200,000.

Note 18 – Subsequent Event

The Company effected a reverse stock split, in which every 9 shares of the Company’s common stock issued and outstanding immediately prior to the effective time, which was 5:30 p.m. ET on July 9, 2019, were combined into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $5.58 per share for such fractional interests. As a result of the reverse split, the number of shares of the Company’s common stock issued and outstanding was reduced from approximately 69,000,000 to approximately 7,700,000.

The reverse stock split was approved by the Company’s stockholders on July 30, 2018. The number of shares of common stock subject to outstanding stock warrants and options, and the exercise prices and conversion ratios of those securities, were automatically and proportionately adjusted for the 1-for-9 ratio provided for by the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Forward-Looking Statements” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2018, including the “Risk Factors” and “Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. Our actual results may differ materially.

Business Overview

We are a commercial-stage company that develops and sells high performance water purification products to the medical device and commercial markets.

In medical device markets, our filters, generally classified as ultrafilters, are used primarily by hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

In commercial markets, we manufacture and sell filters that improve the taste and odor of water and reduce biofilm, bacteria, and scale build-up in downstream equipment. Marketed under both the Nephros and AETHER™ brands, our products are used in the health care, food service, hospitality, and convenience store markets.

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

On December 31, 2018, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Biocon1, LLC, a Nevada limited liability company (“Biocon”), Aether Water Systems, LLC, a Nevada limited liability company (“Aether”), and Gregory Lucas, the sole member of each of Biocon and Aether. Pursuant to the terms of the Agreement, we acquired 100% of the outstanding membership interests of each of Biocon and Aether (the “Biocon Acquisition”).

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular water purification.

Reverse Stock Split

On July 9, 2019, we effected a reverse stock split, in which every 9 shares of our common stock issued and outstanding immediately prior to the effective time, which was 5:30 p.m. ET on July 9, 2019, were combined into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $5.58 per share for such fractional interests. The number of shares of our common stock issued and outstanding was reduced from approximately 69,000,000 to approximately 7,700,000.

All of the share and per share amounts discussed in this Quarterly Report on Form 10-Q have been adjusted to reflect the effect of this reverse split.

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

The Biocon business acquisition has the potential to generate accretive revenue growth in at least three potential ways. First, we expect the business to continue its rapid organic growth, which it was experiencing before being acquired. Second, cross-selling opportunities are generated by offering taste/odor-focused products to the medical device markets, as well as pathogen-focused filtration to the commercial markets. Finally, as part of our larger Nephros organization, Aether may be able to compete for larger filtration contracts than may have been available to it as a smaller, independent firm. With only six months of results thus far, it is still too early to judge each of these strategies.

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

Target Markets

Our ultrafiltration products currently target the following markets:

●	Hospitals and Other Healthcare Facilities: Filtration of water for washing and drinking as an aid in infection control. The filters produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures, and washing of surgeons’ hands. In addition, we have recently begun development of a broad-spectrum diagnostic tool for our hospital and other health care customers to provide them with the ability to assess water safety risks on a real-time basis.
●	Dialysis Centers: Filtration of water or bicarbonate concentrate used in hemodialysis.
●	Commercial Facilities: Filtration and purification of water for consumption, including for use in ice machines and soft drink dispensers.
●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

Hospitals and Other Healthcare Facilities. According to the American Hospital Association, approximately 6,200 hospitals, with approximately 931,000 beds, treated over 36 million patients in the United States in 2017. The U.S. Centers for Disease Control and Prevention estimates that healthcare associated infections (“HAI”) occurred in approximately 1 out of every 31 hospital patients, or about 687,000 patients in 2015. HAIs affect patients in hospitals or other healthcare facilities and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility, but appearing after discharge, and occupational infections among staff. Many HAIs are caused by waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the hospital setting to aid in infection control:

●	The DSU H is an in-line, 0.005-micron ultrafilter that provides dual-stage protection from water borne pathogens. The DSU H is primarily used to filter potable water feeding ice machines, sinks, and medical equipment, such as endoscope washers and surgical room humidifiers. The DSU H has an up to 6-month product life when used in a hospital setting.
●	The SSU H is an in-line, 0.005-micron ultrafilter that provides single-stage protection from water borne pathogens. The SSU H is primarily used to filter potable water feeding sinks, showers and medical equipment. The SSU H has an up to 3-month product life when used in a hospital setting.
●	The S100 is a point-of-use, 0.01-micron microfilter that provides protection from water borne pathogens. The S100 is primarily used to filter potable water feeding sinks and showers. The S100 has an up to 3-month product life when used in a hospital setting.
●	The HydraGuardTM and HydraGuardTM - Flush are 0.005-micron cartridge ultrafilters that provide single-stage protection from water borne pathogens. The HydraGuard TM ultrafilters are primarily used to filter potable water feeding ice machines and medical equipment, such as endoscope washers and surgical room humidifiers. The HydraGuard TM has an up-to 6-month product life and the HydraGuard TM - Flush has an up to 12-month product life when used in a hospital setting.

We received FDA 510(k) clearance to market the HydraGuardTM in December 2016 and began shipping it in July 2017. We began shipping the HydraGuard TM - Flush in September 2017. The DSU H, SSU H, and S100 products received FDA 510(k) clearance in prior years.

Our complete hospital infection control product line, including in-line, point-of-use, and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/. We are not including the information on our website as a part of, nor incorporating it by reference into, this Quarterly Report on Form 10-Q.

In addition, we are currently developing a diagnostic product designed to enable real-time diagnoses of water borne pathogens, which we expect will complement our medical water filtration products. We plan to offer the product initially to customers and prospective customers that focus on infection control, including hospitals, dialysis centers, and other health care facilities. Following initial launch, we plan to market the product to other markets as well, including those addressed by our AETHER product lines.

Based on discussions with potential partners and customers, we expect the water pathogen diagnostics tool to lead to significantly increased sales, as well as to position ourselves as a strategic vendor in the water quality market, providing diagnostics expertise as well as filtration products. We expect to launch this product line in late 2019 and to provide additional product details in the coming quarters.

Dialysis Centers - Water/Bicarbonate. To perform hemodialysis, all dialysis clinics have dedicated water purification systems to produce water and bicarbonate concentrate, two essential ingredients for making dialysate, the liquid that removes waste material from the blood. According to the American Journal of Kidney Diseases, there are approximately 6,500 dialysis clinics in the United States servicing approximately 468,000 patients annually. We estimate that there are over 100,000 hemodialysis machines in operation in the United States.

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

Commercial and Industrial Facilities. Our commercial NanoGuard® product line accomplishes ultrafiltration via small pore size (0.005 micron) technology, filtering bacteria and viruses from water. Our recent acquisition of Biocon and Aether - marketed under the AETHER® brand - expands our product line to include additional water filtration and purification technologies, primarily focused on improving odor and taste and on reducing scale and heavy metals from filtered water.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, Camelbak has no further minimum fee obligations. Camelbak product sales have been slower than originally hoped. However, military contracts often take years to close, and we remain optimistic about these products and markets.

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

Over the last four years, DaVita Healthcare Partners, the Renal Research Institute (a research division of Fresenius Medical Care), and Vanderbilt University conducted post-market evaluations of our hemodiafiltration system in their clinics. We gathered direct feedback from these evaluations to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm. The ultimate goal of the evaluations was to better understand the potential for HDF, in the U.S. clinical setting in order to (a) improve the quality of life for the patient, (b) reduce overall expenditure compared to other dialysis modalities, (c) minimize the impact on nurse work flow at the clinic, and (d) demonstrate the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. The last evaluation was concluded at Vanderbilt in the first quarter of 2018.

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

In July 2018, we formed a new subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of this second-generation HDF system. A prototype of the new second-generation HDF system has been constructed. We intend to fund the HDF program primarily with funds directly raised into SRP, including a $3 million Series A Preferred Stock financing round completed in September 2018. Pending FDA clearance, we believe we can return to the market with our HDF system in the first half of 2020.

Critical Accounting Policies

For the six month period ended June 30, 2019, other than the adoption of Accounting Standards Codification 842, “Leases” (see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference), there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors, including the progress and timing of expenditures related to our research and development efforts, marketing expenses related to product launches, timing of regulatory approval of our various products and market acceptance of our products. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a reliable indication of our future performance.

The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,309,000	$1,366,000	$943,000	69%
Cost of goods sold	942,000	536,000	406,000	76%
Gross margin	1,367,000	830,000	537,000	65%
Gross margin %	59%	61%	-	(2)%
Research and development expenses	793,000	352,000	441,000	125%
Depreciation and amortization expense	48,000	40,000	8,000	20%
Selling, general and administrative expenses	1,403,000	1,091,000	312,000	29%
Change in fair value of contingent consideration	(9,000)	-	9,000	100%
Loss from operations	(868,000)	(653,000)	215,000	33%
Interest expense	(46,000)	(28,000)	18,000	64%
Interest income	-	1,000	(1,000)	(100)%
Other expense, net	(28,000)	(2,000)	26,000	1,300%
Net loss	(942,000)	(682,000)	260,000	38%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(61,000)	-	61,000	100%
Net loss attributable to Nephros, Inc.	$(1,003,000)	$(682,000)	$321,000	47%

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,309,000	$1,366,000	$943,000	69%
Cost of goods sold	942,000	536,000	406,000	76%
Gross margin	1,367,000	830,000	537,000	65%
Gross margin	59%	61%	-	(2)%
Research and development expenses	433,000	262,000	171,000	65%
Depreciation and amortization expense	48,000	40,000	8,000	20%
Selling, general and administrative expenses	1,352,000	1,077,000	275,000	26%
Change in fair value of contingent consideration	(9,000)	-	9,000	100%
Loss from operations	$(457,000)	$(549,000)	$(92,000)	(17)%

Net Revenues

Total net revenues for the three months ended June 30, 2019 were approximately $2,309,000 compared to approximately $1,366,000 for the three months ended June 30, 2018. The increase of approximately $943,000, or 69%, was driven by significant increased medical device sales, to both new and existing customer accounts, as well as our expansion into commercial markets.

Cost of Goods Sold

Cost of goods sold was approximately $942,000 for the three months ended June 30, 2019 compared to approximately $536,000 for the three months ended June 30, 2018. The increase of approximately $406,000, or 76%, was due to approximately $490,000 in increased direct product costs in support of increased revenue, offset by a decrease of approximately $84,000 in expenses related to adjustments for inventory reserves for expiring items and physical count inventory adjustments.

Gross Margin

Gross margin was approximately 59% for the three months ended June 30, 2019 compared to approximately 61% for the three months ended June 30, 2018. The decrease of approximately 2% is primarily due to a decrease in royalty revenue related to the Camelbak Sublicense Agreement for which there was no royalty recognized in the three months ended June 30, 2019.

Research and Development Expenses

Research and development expenses were approximately $433,000 and $262,000 for the three months ended June 30, 2019 and 2018, respectively. This increase of approximately $171,000, or 65%, reflects a net increase in expenditures on product development for our new water pathogen diagnostic tool.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $48,000 for the three months ended June 30, 2019 compared to approximately $40,000 for the three months ended June 30, 2018. The increase of approximately $8,000, or 20%, is primarily due to amortization of intangible assets recognized in the Biocon Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,352,000 for the three months ended June 30, 2019 compared to approximately $1,077,000 for the three months ended June 30, 2018, representing an increase of $275,000, or 26%. The increase was primarily due to increased headcount-related expenses of approximately $97,000, increased professional services expenses of approximately $84,000, increased investor relations expenses of approximately $20,000, and increased other expenses of approximately $42,000, primarily related to rent and warehouse expenses associated with Las Vegas and New Jersey facility expansions.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was approximately $9,000 for the three months ended June 30, 2019.

Interest Expense

Interest expense increased approximately $18,000 primarily due to an increase in interest expense related to the secured revolving credit facility of approximately $9,000 during the three months ended June 30, 2019 and accretion expense of approximately $14,000 related to contingent consideration.

Interest Income

There was no interest income for the three months ended June 30, 2019. Interest income of approximately $1,000 for the three months ended June 30, 2018 was a result of interest income recognized on an equipment lease. As a result of the Biocon Acquisition on December 31, 2018, the equipment lease was terminated.

Other Expense

Other expense was approximately $28,000 and $2,000 for the three months ended June 30, 2019 and 2018, respectively, was a result of losses on foreign currency transactions.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$360,000	$90,000	$270,000	300%
Selling, general and administrative expenses	51,000	14,000	37,000	264%
Loss from operations	$(411,000)	$(104,000)	$307,000	295%

Research and Development Expenses

Research and development expenses were approximately $360,000 and $90,000 for the three months ended June 30, 2019 and 2018, respectively, an increase of approximately $270,000 due to increased investment in the development of our second-generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $51,000 and $14,000 for the three months ended June 30, 2019 and 2018, respectively, an increase of approximately $37,000 due to increased investment in the development of our second-generation HDF product.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$4,078,000	$2,351,000	$1,727,000	73%
Cost of goods sold	1,713,000	1,054,000	659,000	63%
Gross margin	2,365,000	1,297,000	1,068,000	82%
Gross margin	58%	55%	-	3%
Research and development expenses	1,549,000	641,000	908,000	42%
Depreciation and amortization expense	98,000	81,000	17,000	21%
Selling, general and administrative expenses	2,906,000	2,351,000	555,000	24%
Change in fair value of contingent consideration	(19,000)	-	19,000	100%
Loss from operations	(2,169,000)	(1,776,000)	393,000	22%
Loss on extinguishment of debt	-	(199,000)	(199,000)	(100)%
Interest expense	(92,000)	(114,000)	(22,000)	(19)%
Interest income	-	2,000	(2,000)	(100)%
Other expense, net	(30,000)	(24,000)	6,000	25%
Net loss	(2,291,000)	(2,111,000)	180,000	9%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(120,000)	-	120,000	100%
Net loss attributable to Nephros, Inc.	$(2,411,000)	$(2,111,000)	$300,000	14%

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$4,078,000	$2,351,000	$1,727,000	73%
Cost of goods sold	1,713,000	1,054,000	659,000	63%
Gross margin	2,365,000	1,297,000	1,068,000	82%
Gross margin	58%	55%	-	3%
Research and development expenses	779,000	451,000	328,000	73%
Depreciation and amortization expense	98,000	81,000	17,000	21%
Selling, general and administrative expenses	2,821,000	2,327,000	494,000	21%
Change in fair value of contingent consideration	(19,000)	-	(19,000)	100%
Loss from operations	$(1,314,000)	$(1,562,000)	$(248,000)	(16)%

Net Revenues

Total net revenues for the six months ended June 30, 2019 were approximately $4,078,000 compared to approximately $2,351,000 for the six months ended June 30, 2018. The increase of approximately $1,727,000, or 73%, was driven by significant increased medical device sales, to both new and existing customer accounts, as well as our expansion into commercial markets.

Cost of Goods Sold

Cost of goods sold was approximately $1,713,000 for the six months ended June 30, 2019 compared to approximately $1,054,000 for the six months ended June 30, 2018. The increase of approximately $659,000, or 63%, was due to approximately $754,000 in increased direct product costs in support of increased revenue, offset by a decrease of approximately $95,000 in expenses related to adjustments for inventory reserves for expiring items and physical count inventory adjustments.

Gross Margin

Gross margin was approximately 58% for the six months ended June 30, 2019 compared to approximately 55% for the six months ended June 30, 2018. The increase of approximately 3% is primarily due to a decrease in inventory reserves for expiring items and physical count inventory adjustments, partially offset by a decrease in royalty revenue related to the Camelbak Sublicense Agreement for which there was no royalty recognized in the six months ended June 30, 2019.

Research and Development Expenses

Research and development expenses were approximately $779,000 and $451,000 for the six months ended June 30, 2019 and 2018, respectively. This increase of approximately $328,000, or 73%, reflects a net increase in expenditures on product development for our new water pathogen diagnostic tool.

Depreciation and Amortization Expense

Depreciation and amortization expense was approximately $98,000 for the six months ended June 30, 2019 compared to approximately $81,000 for the six months ended June 30, 2018. The increase of approximately $17,000, or 21%, is due to amortization of intangible assets recognized in the Biocon Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $2,821,000 for the six months ended June 30, 2019 compared to approximately $2,327,000 for the six months ended June 30, 2018, representing an increase of $494,000, or 21%. The increase was primarily due to increased headcount-related expenses of approximately $151,000, increased professional services expenses of approximately $213,000, increased investor relations expenses of approximately $17,000, and increased other expenses of approximately $71,000, primarily related to rent and warehouse expenses associated with Las Vegas and New Jersey facility expansions.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was approximately $19,000 for the six months ended June 30, 2019.

Interest Expense

Interest expense decreased approximately $22,000 primarily due to interest and related debt discount on the unsecured long-term note payable of approximately $64,000 that was paid off during the six months ended June 30, 2018 and a decrease in interest paid to a vendor of approximately $13,000 offset partially by an increase of approximately $25,000 on interest expense on the secured note payable and secured revolving credit facility during the six months ended June 30, 2019 and an increase in accretion expense of approximately $28,000 related to contingent consideration during the six months ended June 30, 2019.

Interest Income

There was no interest income for the six months ended June 30, 2019. Interest income of approximately $2,000 for the six months ended June 30, 2018 was a result of interest income recognized on an equipment lease. As a result of the Biocon Acquisition on December 31, 2018, the equipment lease was terminated.

Other Expense

Other expense was approximately $30,000 and $24,000 for the six months ended June 30, 2019 and 2018, respectively. Other expense for the six months ended June 30, 2019 includes approximately $35,000 related foreign currency exchange losses partially offset by other income of approximately $5,000. Other expense for the six months ended June 30, 2018 is a result of losses on foreign currency transactions.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$770,000	$190,000	$580,000	305%
Selling, general and administrative expenses	85,000	24,000	61,000	254%
Loss from operations	$(855,000)	$(214,000)	$641,000	299%

Research and Development Expenses

Research and development expenses were approximately $770,000 and $190,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of approximately $580,000 due to increased investment in the development of our second-generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $85,000 and $24,000 for the six months ended June 30, 2019 and 2018, respectively, an increase of approximately $61,000 due to increased investment in the development of our second-generation HDF product.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2019 and December 31, 2018 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	June 30,	December 31,
Liquidity and Capital Resources	2019	2018
Cash	$4,318	$4,581
Other current assets	4,119	3,592
Working capital	5,145	5,519
Stockholders’ equity	6,806	6,798

At June 30, 2019, we had an accumulated deficit of approximately $126,444,000 and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Our cash flow from operations currently is not, and historically has not been, sufficient to meet our obligations and commitments. Based on cash that is available for our operations and projections of our future operations, we believe that our cash will be sufficient to fund our current operating plan through at least the next 12 months from the date of filing of this Quarterly Report on Form 10-Q. In the event that operations do not meet expectations, we will reduce discretionary expenditures such as additional headcount, new R&D projects, and other variable costs to alleviate the substantial doubt as to our ability to continue as a going concern. We may also seek to raise additional capital, however, there can be no assurance that any such actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

Our future liquidity sources and requirements will depend on many factors, including:

●	the market acceptance of our products and our ability to effectively and efficiently produce and market our products;
●	the continued progress in, and the costs of, clinical studies and other research and development programs;
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	for the development, marketing, and sales of our water-filtration and water diagnostics products;
●	for the development of our second-generation HDF product; and
●	for working capital purposes.

At June 30, 2019, we had cash totaling approximately $4,318,000 and total assets of approximately $11,143,000, excluding other intangible assets (related to the License and Supply Agreement with Medica) of approximately $871,000.

Net cash used in operating activities was approximately $2,026,000 for the six months ended June 30, 2019 compared to approximately $2,012,000 for the six months ended June 30, 2018, an increase of approximately $14,000 which is due to a combination of factors, including increased research and development expenses offset by improvements in gross margins, lower stock-based compensation expense and a loss on extinguishment of debt recorded in the six months ended June 30, 2018 related to the unsecured long-term note payable.

Net cash used in investing activities was approximately $137,000 for the six months ended June 30, 2019 due to a working capital adjustment related to the Biocon Acquisition. There was no cash used in investing activities for the six months ended June 30, 2018.

Net cash provided by financing activities of approximately $1,901,000 for the six months ended June 30, 2019 resulted from net proceeds from the issuance of common stock of approximately $1,992,000, payments on our secured note payable of approximately $105,000, payment of contingent consideration of approximately $16,000 partially offset by net proceeds on our secured revolving credit facility of approximately $30,000.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019 or December 31, 2018.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Conformed Copy of the Fourth Amended and Restated Certificate of Incorporation, incorporating those Certificates of Amendment dated June 4, 2007; June 29, 2007; November 13, 2007; October 23, 2009; March 10, 2011; March 11, 2011; and July 8, 2019.*

10.1	Stock Purchase Agreement dated May 15, 2019, among Nephros, Inc. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019).

10.2	First Amendment to Employment Agreement between Nephros, Inc. and Daron Evans, effective April 15, 2019 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, as filed with the SEC on May 8, 2019).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 7, 2019	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

