Form 10-Q
period 2019-09-30
NEPHROS INC
filed 2019-11-06
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number: 001-32288

NEPHROS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3971809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

380 Lackawanna Place South Orange, NJ	07079
(Address of principal executive offices)	(Zip Code)

(201) 343-5202

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, par value $0.001 per share	NEPH	The Nasdaq Stock Market LLC

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

As of November 1, 2019, 7,963,412 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$3,855	$4,581
Accounts receivable, net	1,894	1,452
Inventory, net	2,128	1,864
Prepaid expenses and other current assets	240	276
Total current assets	8,117	8,173
Property and equipment, net	85	91
Operating lease right-of-use assets	1,165	-
Intangible assets, net	559	590
Goodwill	759	748
License and supply agreement, net	837	938
Other assets	32	18
TOTAL ASSETS	$11,554	$10,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$982	$991
Current portion of secured note payable	207	195
Accounts payable	690	836
Accrued expenses	715	396
Current portion of contingent consideration	271	236
Current portion of operating lease liabilities	251	-
Total current liabilities	3,116	2,654
Secured note payable, net of current portion	672	843
Equipment financing debt, net of current portion	10	-
Contingent consideration, net of current portion	78	263
Operating lease liabilities, net of current portion	956	-
TOTAL LIABILITIES	4,832	3,760

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018.	-	-
Common stock, $.001 par value; 40,000,000 and 10,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 7,784,535 and 7,179,514 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	8	7
Additional paid-in capital	130,830	127,873
Accumulated other comprehensive income	63	71
Accumulated deficit	(127,188)	(124,153)
Subtotal	3,713	3,798
Noncontrolling interest	3,009	3,000
TOTAL STOCKHOLDERS’ EQUITY	6,722	6,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,554	$10,558

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Product revenues	$3,054	$1,648	$7,067	$3,822
Royalty and other revenues	41	76	106	253
Total net revenues	3,095	1,724	7,173	4,075
Cost of goods sold	1,276	772	2,989	1,826
Gross margin	1,819	952	4,184	2,249
Operating expenses:
Research and development	777	352	2,326	993
Depreciation and amortization	44	42	142	123
Selling, general and administrative	1,787	1,069	4,693	3,420
Change in fair value of contingent consideration	(94)	-	(113)	-
Total operating expenses	2,514	1,463	7,048	4,536
Loss from operations	(695)	(511)	(2,864)	(2,287)
Other income (expense):
Loss on extinguishment of debt	-	-	-	(199)
Interest expense	(48)	(32)	(140)	(146)
Interest income	-	1	-	3
Other expense, net	(1)	(8)	(31)	(32)
Net loss	(744)	(550)	(3,035)	(2,661)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(16)	(180)	(16)
Net loss attributable to Nephros, Inc. shareholders	$(804)	$(566)	$(3,215)	$(2,677)

Net loss per common share, basic and diluted	$(0.10)	$(0.08)	$(0.43)	$(0.40)
Weighted average common shares outstanding, basic and diluted	7,703,033	7,129,617	7,408,569	6,751,317

Comprehensive loss:
Net loss	$(744)	$(550)	$(3,035)	$(2,661)
Other comprehensive loss, foreign currency translation adjustments, net of tax	(7)	(1)	(8)	(4)
Comprehensive loss	(751)	(551)	(3,043)	(2,665)
Comprehensive loss attributable to noncontrolling interest	(60)	(16)	(180)	(16)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(811)	$(567)	$(3,223)	$(2,681)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2018	7,134,719	$7	$127,873	$71	$(124,153)	$3,798	$3,000	$6,798
Net loss					(1,349)	(1,349)		(1,349)
Net unrealized losses on foreign currency translation, net of tax				(3)		(3)		(3)
Noncash stock-based compensation			158			158		158
Balance, March 31, 2019	7,134,719	$7	$128,031	$68	$(125,502)	$2,604	$3,000	$5,604
Net loss					(942)	(942)		(942)
Net unrealized gains on foreign currency translation, net of tax				2		2		2
Issuance of common stock, net of equity issuance costs of $8	493,827	1	1,991			1,992		1,992
Issuance of vested restricted stock	44,270	-
Noncash stock-based compensation			147			147	3	150
Balance, June 30, 2019	7,672,816	$8	$130,169	$70	$(126,444)	$3,803	$3,003	$6,806
Net loss					(744)	(744)		(744)
Net unrealized losses on foreign currency translation, net of tax				(7)		(7)		(7)
Exercise of warrants	108,147	-	292			292		292
Exercise of stock options	4,166	-	21			21		21
Aggregate fractional shares cancelled due to reverse stock split	(594)	-				-		-
Noncash stock-based compensation			348			348	6	354
Balance, September 30, 2019	7,784,535	$8	$130,830	$63	$(127,188)	$3,713	$3,009	$6,722

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2017	6,143,663	$6	$122,973	$77	$(121,106)	$1,950	$-	$1,950
Net loss					(1,429)	(1,429)		(1,429)
Cumulative effect of adoption of ASC 606					278	278		278
Net unrealized gains on foreign currency translation, net of tax				3		3		3
Issuance of common stock	211,111	-	854			854		854
Cashless exercise of stock options	2.471	-				-		-
Noncash stock-based compensation			242			242		242
Balance, March 31, 2018	6,357,245	$6	$124,069	$80	$(122,257)	1,898	$-	$1,898
Net loss					(682)	(682)		(682)
Net unrealized losses on foreign currency translation, net of tax				(6)		(6)		(6)
Issuance of common stock, net of equity issuance costs of $19	726,735	1	2,923			2,924		2,924
Exercise of warrants	50,739	-	138			138		138
Noncash stock-based compensation			226			226		226
Balance, June 30, 2018	7,134,719	$7	$127,356	$74	$(122,939)	$4,498	$-	$4,498
Net loss					(550)	(550)		(550)
Net unrealized losses on foreign currency				(1)		(1)		(1)
Noncash stock-based compensation			120			120		120
Balance, September 30, 2018	7,134,719	$7	$127,476	$73	$(123,489)	$4,067	$-	$4,067

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(3,035)	$(2,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	20	22
Amortization of intangible assets and license and supply agreement	132	101
Non-cash stock-based compensation, including stock options and restricted stock	662	588
Loss on extinguishment of debt	-	199
Amortization of debt discount	-	34
Inventory reserve	37	65
Allowance for doubtful accounts reserve	19	21
Change in fair value of contingent consideration	(113)	-
Accretion of contingent consideration	41	-
Loss on disposal of equipment	-	10
Gain on foreign currency transactions	(2)	(1)
(Increase) decrease in operating assets:
Accounts receivable	(461)	(684)
Inventory	(301)	(850)
Prepaid expenses and other current assets	21	22
Operating right-of-use assets and operating lease liabilities	49	-
Other assets	(21)	-
Increase (decrease) in operating liabilities:
Accounts payable	(144)	(309)
Accrued expenses	456	309
Net cash used in operating activities	(2,640)	(3,134)
INVESTING ACTIVITIES:
Purchase of equipment	(14)	-
Acquisition of Biocon	(137)	-
Net cash used in investing activities	(151)	-
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of equity issuance costs of $8 and $19, respectively	1,992	3,778
Net payments on secured revolving credit facility	(9)	(548)
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	-	3,000
Proceeds from equipment financing	14	-
Principal payments on equipment financing debt	(1)	-
Payments on secured note payable	(159)	(99)
Proceeds from exercise of warrants	292	138
Proceeds from exercise of stock options	21	-
Payment of contingent consideration	(78)	-
Proceeds from issuance of secured note	-	1,187
Repayment of unsecured long term note payable	-	(1,187)
Net cash provided by financing activities	2,072	6,269
Effect of exchange rates on cash	(7)	(7)
Net (decrease) increase in cash	(726)	3,128
Cash, beginning of period	4,581	2,194
Cash, end of period	$3,855	$5,322
Supplemental disclosure of cash flow information
Cash paid for interest	$98	$124
Cash paid for income taxes	$4	$7
Supplemental disclosure of noncash investing and financing information
Right-of-use asset obtained in exchange for lease liability	$800	$-

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

Beginning in 2009, Nephros introduced high performance liquid purification filters to meet the demand for water purification in certain medical markets. The Company’s filters, generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from water-borne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. The Company also develops and sells water filtration products for commercial applications, focusing on the hospitality and food service markets. The Company is also exploring water purification applications in other markets, including diagnostics, military field applications, and data center cooling. The water filtration business is a reportable segment, referred to as the Water Filtration segment.

In July 2018, the Company formed a new, wholly-owned subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its second-generation hemodiafiltration (“HDF”) system and other products focused on improving therapies for patients with renal disease. The Company transferred three patents to SRP, which were carried at zero book value. SRP is a reportable segment, referred to as the Renal Products segment.

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

The Company’s primary U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey, 07079, and at 3221 Polaris Avenue, Las Vegas, Nevada 89102. These locations house the Company’s corporate headquarters, research, manufacturing, and distribution facilities. In addition, the Company maintains small administrative offices in various locations in the U.S. and Ireland.

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet at December 31, 2018 was derived from the Company’s audited annual financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reverse Stock Split

On May 22, 2019, the Company’s Board of Directors authorized a 1-for-9 reverse stock split and approved an amendment to the Company’s Certificate of Incorporation to affect the 1-for-9 reverse split of the Company’s common stock, which was effected at 5:30 p.m. ET on July 9, 2019. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $5.58 per share for such fractional interests. All of the share and per share amounts discussed in the accompanying condensed consolidated financial statements have been adjusted to reflect the effect of this reverse split.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Nephros, Inc. and its subsidiaries, including SRP, in which a controlling interest is maintained by the Company. Outside shareholders’ interest in SRP of 37.5% is shown on the condensed consolidated balance sheet as noncontrolling interest. All intercompany accounts and transactions were eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of approximately $127,188,000 as of September 30, 2019. Also, the Company has a loan agreement with a lender, which provides a secured asset-based revolving credit facility of up to $1,000,000. This loan agreement automatically renewed on August 17, 2019.

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

Based on cash that is available for Company operations and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. In the event that operations do not meet expectations, the Company will reduce discretionary expenditures such as additional headcount, new R&D projects, and other variable costs to alleviate the substantial doubt as to the Company’s ability to continue as a going concern. The Company may also seek to raise additional capital, however, there can be no assurance that any such actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” (“ASC 842”) which discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The Company adopted the guidance on January 1, 2019 using the transition method provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. Under this transition method, the Company applied the new requirements to only those leases that existed as of January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods will be presented under existing lease guidance. Upon transition, the Company applied the package of practical expedients permitted under the ASC 842 transition guidance. As a result, the Company did not reassess (1) whether expired or existing contracts contain leases under the new definition of a lease, including whether an existing or expired contract contains an embedded lease, (2) lease classification for expired or existing leases and (3) any initial direct costs of existing leases. As a result of the adoption of this guidance on January 1, 2019, the Company recorded right-of-use assets of approximately $613,000, net of approximately $8,000 of deferred rent liability, and lease liabilities of approximately $621,000. Adoption of the guidance did not have any impact on the Company’s consolidated statements of operations and comprehensive loss or cash provided by or used in operating, investing or financing activities on its consolidated statements of cash flows.

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

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606.” This guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the three months ended September 30, 2019 and 2018, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2019	2018
A	31%	10%
B	19%	7%
C	7%	13%
D	-%	13%
E	4%	10%
F	6%	10%
Total	67%	63%

For the nine months ended September 30, 2019 and 2018, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2019	2018
A	18%	12%
B	17%	5%
C	10%	8%
E	5%	12%
Total	50%	37%

As of September 30, 2019 and December 31, 2018, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2019	2018
A	33%	1%
B	21%	5%
G	-%	15%
E	5%	11%
C	2%	11%
Total	61%	43%

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $29,000 and $15,000 as of September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, the provision for bad debt expense was approximately $19,000. Write-offs of accounts receivable were approximately $5,000 for the nine months ended September 30, 2019 which were reserved for in a prior period. There were no write-offs of accounts receivable for the three months ended September 30, 2019. There was no allowance for sales returns at September 30, 2019 or December 31, 2018. During the three and nine months ended September 30, 2018, there was no provision for bad debt expense and there were no write-offs of accounts receivable.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2019 and 2018, depreciation expense was approximately $4,000 and $8,000, respectively. For the nine months ended September 30, 2019 and 2018, depreciation expense was approximately $20,000 and $22,000, respectively. Approximately $4,000 and $10,000 of depreciation expense has been recognized in cost of goods sold for the three and nine months ended September 30, 2019, respectively. There was no depreciation recognized in cost of goods sold for the three or nine months ended September 30, 2018.

Leases

The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheet.

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

The following is a summary of total consideration for the Biocon Acquisition, including a final working capital adjustment in the nine months ended September 30, 2019 of approximately $11,000:

Total Consideration

Fixed purchase price	$1,070,000
Acquisition date fair value of contingent consideration	562,000
Total consideration[1]	$1,632,000

1Total consideration of $1,632,000 consists of $5,000 in accrued expenses, $137,000 in working capital payments, $499,000 of contingent consideration liabilities, and an upfront payment of $991,000, of which $250,000 is held in escrow.

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

The estimated fair value of the identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on the Company’s best estimates as of December 31, 2018, the closing date of the Biocon Acquisition.

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

Unaudited Pro Forma Results of Operations

The following table reflects the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2018 (assuming the closing of the Biocon Acquisition occurred on January 1, 2017):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Total revenues	$1,906,000	$4,578,000
Net loss attributable to Nephros, Inc	$(510,000)	$(2,573,000)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Biocon Acquisition taken place on January 1, 2017. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects the following adjustments:

●	Adjustments to amortization expense for the three and nine months ended September 30, 2018 of approximately $10,000 and $31,000, respectively related to identifiable intangible assets acquired;
●	Eliminate interest expense in the historical Biocon results of operations and eliminate interest income in the Company’s historical results of operations, each of which was approximately $1,000 and $3,000 for the three and nine months ended September 30, 2018, respectively, which interest was related to a lease that was terminated as of the acquisition; and
●	Eliminate sales, and related cost of goods, for products sold by Biocon to the Company, with a gross margin impact of approximately $1,000 and $3,000 for the three and nine months ended September 30, 2018, respectively.

Note 4 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606, “Revenue from Contracts with Customers,” (“ASC 606”) are met. Product revenue is recorded net of returns and allowances. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenue recognized for the three and nine months ended September 30, 2019 and 2018 is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty revenue under the Sublicense Agreement with CamelBak (1)	$-	$-	$-	$100,000
Royalty revenue under the License Agreement with Bellco	10,000	21,000	50,000	79,000
Other revenue	31,000	55,000	56,000	74,000
Total royalty and other revenue	$41,000	$76,000	$106,000	$253,000

(1)	In May 2015, the Company entered into a Sublicense Agreement with CamelBak Products, LLC (“CamelBak”). Under the Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the Company’s individual water treatment device. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and if such fees are not met or exceeded, the Company may convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, Camelbak has no further minimum fee obligations.

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

The License Agreement, as amended, also provides minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. Beginning on January 1, 2015 through and including December 31, 2021, Bellco will pay the Company a royalty based on the number of units of Products sold per year in the covered territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $1.95) per unit; thereafter, €1.25 (approximately $1.40) per unit. The License Agreement also provides for a fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021 if the minimum sales targets are not met.

The Company recognized royalty income from Bellco pursuant to the License Agreement for the three months ended September 30, 2019 and 2018 of approximately $10,000 and $21,000, respectively. The Company recognized royalty income from Bellco pursuant to the License Agreement for the nine months ended September 30, 2019 and 2018 of approximately $50,000 and $79,000, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2019:
Total contingent consideration liability	$-	$-	$349,000	$349,000

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the nine months ended September 30, 2019:

Contingent Consideration
Balance as of December 31, 2018	$499,000
Payments against contingent consideration	(78,000)
Change in fair value of contingent consideration liability	(113,000)
Accretion of contingent consideration liability	41,000
Balance as of September 30, 2019	$349,000

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

There were no transfers between levels in the fair value hierarchy during the three or nine months ended September 30, 2019.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, equipment financing debt and operating lease liabilities approximate fair value as of September 30, 2019 and December 31, 2018 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

See Note 3 – Biocon Acquisition for the allocation of the total consideration for the Biocon Acquisition based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

Note 6 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Finished goods	1,849,000	$1,633,000
Raw materials	354,000	280,000
Less: inventory reserve	(75,000)	(49,000)
Total inventory, net	$2,128,000	$1,864,000

Note 7 – Intangible Assets and Goodwill

Intangible Assets

The following table shows the gross carrying values and accumulated amortization of the Company’s intangible assets by type as of September 30, 2019:

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Tradenames, service marks and domain names	$50,000	$(7,000)	$43,000
Customer relationships	540,000	(24,000)	516,000
Total intangible assets	$590,000	$(31,000)	$559,000

The Company recognized amortization expense of approximately $10,000 and $31,000 for the three and nine months ended September 30, 2019, respectively in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2019, future amortization expense is estimated to be:

2019 (excluding the nine months ended September 30, 2019)	$11,000
2020	$42,000
2021	$42,000
2022	$42,000
2023	$42,000
2024	$32,000

The Company did not recognize any intangible asset impairment charges during the three or nine months ended September 30, 2019.

Goodwill

Goodwill had a carrying value on the Company’s condensed consolidated balance sheets of approximately $759,000 and $748,000 at September 30, 2019 and December 31, 2018, respectively. As a result of a final working capital adjustment, goodwill increased approximately $11,000 during the nine months ended September 30, 2019. Goodwill has been allocated to the Water Filtration segment.

Note 8 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The term of the License Agreement with Medica expires on December 31, 2025, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

In exchange for the license, the gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the condensed consolidated balance sheet is approximately $837,000 and $938,000 as of September 30, 2019 and December 31, 2018, respectively. Accumulated amortization is approximately $1,413,000 and $1,312,000 as of September 30, 2019 and December 31, 2018, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $34,000 was recognized in each of the three months ended September 30, 2019 and 2018 on the condensed consolidated statement of operations and comprehensive loss. Amortization expense of approximately $101,000 was recognized in each of the nine months ended September 30, 2019 and 2018 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three or nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, approximately $1,000 and $13,000, respectively, of interest expenses was recognized on the condensed consolidated statement of operations and comprehensive loss.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $82,000 and $48,000 for the three months ended September 30, 2019 and 2018, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $190,000 and $113,000 for the nine months ended September 30, 2019 and 2018, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $82,000 and $50,000 are included in accounts payable as of September 30, 2019 and December 31, 2018, respectively.

Note 9 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Tech Capital, LLC (“Tech Capital”). The Loan Agreement provides for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement. The outstanding principal balance of the Loan Agreement was approximately $982,000 and $991,000 as of September 30, 2019 and December 31, 2018, respectively. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months, which was automatically renewed on August 17, 2019 and will automatically renew for successive 12-month periods unless cancelled. Availability under the Loan Agreement will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Loan Agreement accrue interest, which is payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate is not less than 4.25% per annum. As of September 30, 2019, the current interest rate was 8.5% per annum.

The Company also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Loan Agreement. In addition, Nephros International Limited, the Company’s wholly-owned subsidiary, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

For the three months ended September 30, 2019 and 2018, approximately $17,000 and $9,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2019 and 2018, approximately $40,000 and $18,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2019, approximately $3,000 of the $40,000 of interest expense incurred for the nine months ended September 30, 2019 is included in accrued expenses on the condensed consolidated balance sheet.

Note 10 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1,187,000. As of September 30, 2019, the principal balance of the Secured Note was approximately $879,000. The Company used the proceeds from the Secured Note to repay the Company’s 11% unsecured promissory notes issued in June 2016 pursuant to the Note and Warrant Agreement (see Note 11 – Unsecured Promissory Notes and Warrants).

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan Agreement (see Note 9 – Secured Revolving Credit Facility). An event of default under such Loan Agreement will be an event of default under the Secured Note and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note will also be due.

During the three and nine months ended September 30, 2019, the Company made payments under the Secured Note of approximately $73,000 and $217,000, respectively. Included in the total payments made, approximately $18,000 and $58,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the Company made payments under the Secured Note of approximately $72,000 and $144,000, respectively. Included in the total payments made, approximately $22,000 and $45,000, respectively, were recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018.

Debt issuance costs of approximately $6,000 were recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018.

As of September 30, 2019, future principal maturities are as follows:

2019 (excluding the nine months ended September 30, 2019)	$55,000
2020	231,000
2021	251,000
2022	271,000
2023	71,000
Total	$879,000

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

On March 30, 2018, the principal balance of the notes, along with the remaining accrued interest of approximately $43,000, was repaid in full. The remaining debt discount of approximately $199,000 was recorded as loss on extinguishment of debt in the Company’s condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, approximately $34,000 was recognized as amortization of debt discount and is included in interest expense on the consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2018, approximately $30,000 of interest expense was incurred.

For the nine months ended September 30, 2018, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda Investors, LLC, the Company’s largest stockholder, was approximately $1,000.

Note 12 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 5 years.

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018. The Company uses this facility to house its corporate headquarters and research facilities.

The Company entered into an operating lease that began in February 2019 for 211 Donelson Pike, Nashville, Tennessee 37214, for office space. The rental agreement expires in January 2021 with a monthly cost of approximately $850. Approximately $1,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of September 30, 2019.

The Company entered into an operating lease in March 2019 for approximately 16,000 total square feet of office space at 3221 Polaris Avenue, Las Vegas, Nevada 89118. The rental agreement commenced in June 2019 and expires in August 2024 with a monthly cost of approximately $15,000. Approximately $20,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of September 30, 2019.

As of August 31, 2019, the Company terminated its rental agreement for 591 East Sunset Road, Henderson, Nevada 89011, which consisted of approximately 8,000 total square feet of space. In connection with the lease termination, the Company and the lessor agreed to a lease termination penalty of $27,000. As of September 30, 2019, the Company recognized a lease termination liability of $20,000, consisting of the $27,000 lease termination penalty offset partially by a security deposit of $7,000. The lease termination liability is included in accrued expenses on the condensed consolidated balance sheet as of September 30, 2019. The $20,000 loss on lease termination in included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019.

The lease agreement for the Company’s office space in Ireland was entered into on August 1, 2018 and includes a twelve-month term.

The Company also has lease agreements for an automobile and office equipment.

Prior to the adoption of ASC 842, operating lease expense of approximately $37,000 and $125,000 was recognized in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018, respectively.

Operating lease expense was approximately $98,000 and $214,000 for the three and nine months ended September 30, 2019, respectively, in the Company’s condensed consolidated statements of operations and comprehensive loss and includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
Operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$165,000

Noncash investing and financing activities:
ROU assets obtained in exchange for lease obligations
Operating leases	$800,000

Supplemental balance sheet information related to leases was as follows:

September 30, 2019

Operating ROU assets	$1,165,000

Current portion of operating lease liabilities	$251,000
Operating lease liabilities, net of current portion	956,000
Total operating lease liabilities	$1,207,000

Weighted average remaining lease term, operating leases	4.2 years

Weighted average discount rate, operating leases	8.0%

As of September 30, 2019, maturities of lease liabilities were as follows:

2019 (excluding the nine months ended September 30, 2019)	$84,000
2020	339,000
2021	333,000
2022	329,000
2023	201,000
2024	137,000
Total future minimum lease payments	1,423,000
Less imputed interest	(216,000)
Total	$1,207,000

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

Stock Options

During the nine months ended September 30, 2019, the Company granted stock options to purchase 94,806 shares of common stock to employees, directors and a consultant. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the nine months ended September 30, 2019 was approximately $398,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below weighted average assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the nine months ended September 30, 2019.

Weighted Average Assumptions for Option Grants
Stock Price Volatility	90.5%
Risk-Free Interest Rates	2.1%
Expected Life (in years)	6.15
Expected Dividend Yield	-%

During the three and nine months ended September 30, 2019, stock options to purchase 4,166 shares of the Company’s common stock were exercised by a member of management for proceeds of $21,000, resulting in the issuance of 4,166 shares of the Company’s common stock. During the nine months ended September 30, 2018, stock options to purchase 11,111 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 2,471 shares of the Company’s common stock.

Stock-based compensation expense related to stock options was approximately $348,000 and $120,000 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, approximately $335,000 and $13,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2018, approximately $118,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was approximately $623,000 and $373,000 for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, approximately $577,000 and $46,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2018, approximately $356,000 and $17,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. During the nine months ended September 30, 2018, previously issued stock options were modified for an employee who is no longer employed with the Company. As a result of this modification, included in the approximately $17,000 of research and development expenses is approximately $12,000 of stock option modification expense on the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018.

There was no tax benefit related to expense recognized in the three months ended September 30, 2019 and 2018, as the Company is in a net operating loss position. As of September 30, 2019, there was approximately $966,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans. Unrecognized compensation expense of approximately $966,000 will be amortized over the weighted average remaining requisite service period of 2.0 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

There was no stock-based compensation expense for restricted stock for the three months ended September 30, 2019 or 2018.

Total stock-based compensation expense for restricted stock was approximately $30,000 and $215,000 for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, approximately $28,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2018, approximately $190,000 and $25,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2019, all shares of restricted stock have vested.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. During the nine months ended September 30, 2019, SRP granted stock options to purchase 23,040 shares of common stock to its directors and one employee. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the nine months ended September 30, 2019 was approximately $88,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below weighted average assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted by SRP during the nine months ended September 30, 2019.

Weighted Average Assumptions for Option Grants
Stock Price Volatility	92.4%
Risk-Free Interest Rates	2.3%
Expected Life (in years)	6.10
Expected Dividend Yield	-%

Stock-based compensation expense related to the SRP stock options was approximately $6,000 and $9,000 for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2019, approximately $2,000 and $4,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2019, approximately $3,000 and $6,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the condensed consolidated balance sheet as of September 30, 2019.

Note 14 – Stockholders’ Equity

Reverse Stock Split

On July 9, 2019, the Company effected a reverse stock split, in which every nine shares of its common stock issued and outstanding immediately prior to the effective time, which was 5:30 p.m. ET on July 9, 2019, were combined into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $5.58 per share for such fractional interests. The number of shares of Company common stock issued and outstanding was reduced from approximately 69,000,000 to approximately 7,700,000.

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

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company had the right to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. Pursuant to the securities purchase agreement, during the nine months ended September 30, 2018, the Company issued and sold approximately 200,000 shares of its common stock to Lincoln Park. The issuance of the common shares to Lincoln Park resulted in gross proceeds of $854,000 for the nine months ended September 30, 2018. The securities purchase agreement expired on September 4, 2018.

Noncontrolling Interest

In July 2018, the Company formed a new, wholly-owned subsidiary, SRP, to drive the development of its second-generation HDF system and other products focused on improving therapies for patients with renal disease.

On September 5, 2018, SRP entered into a Series A Preferred Stock Purchase Agreement with certain purchasers pursuant to which SRP sold 600,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $5.00 per share, or aggregate gross proceeds of $3,000,000. SRP incurred transaction-related expenses of approximately $30,000, which were included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018. The net proceeds from the issuance of the Series A Preferred are restricted to SRP expenses, and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP. Following the Series A Preferred transaction, the Company retained a 62.5% ownership interest in SRP, holding 100% of the outstanding common shares, and holders of Series A Preferred retained a 37.5% interest in SRP on a fully diluted basis, holding 100% of the outstanding preferred shares. Of the 600,000 shares of Series A Preferred issued, the shares purchased by related parties comprised of persons controlled by members of management and by Lambda Investors, LLC, the Company’s largest stockholder, amounted to 18,000 and 400,000 shares, respectively.

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up of SRP, the holders of the Series A Preferred are entitled to be paid out of the assets of SRP available for distribution to its stockholders or, in the case of a deemed liquidation event, out of the consideration payable to stockholders in such deemed liquidation event or the available proceeds, before any payment is made to the holders of SRP common stock by reason of their ownership thereof, an amount per share equal to one times (1x) the Series A Preferred original issue price, plus any accruing dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon (the “Series A Liquidation Preference”). If upon any such liquidation, dissolution or winding up of SRP or deemed liquidation event, the assets of SRP available for distribution to its stockholders are insufficient to pay the Series A Liquidation Preference in full, the holders of Series A Preferred will share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. After the full payment of the Series A Liquidation Preference, the holders of the Series A Preferred and the holders of common stock will share ratably in any remaining proceeds available for distribution on an as-converted to common stock basis.

Each share of Series A Preferred accrues dividends at the rate per annum of $0.40 per share. The accruing dividends accrue from day to day, whether or not declared, and are cumulative and are payable only when, as, and if declared by the Board.

Holders of Series A Preferred are entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred held by such holder are convertible as of the record date for determining stockholders entitled to vote. Except as provided by law or by the other provisions, the holders of Series A Preferred vote together with the holders of common stock as a single class. Notwithstanding the foregoing, for as long as at least 150,000 shares of Series A Preferred are outstanding, SRP is required to obtain the affirmative vote or written consent of a majority of the Series A Preferred in order to effect certain corporate transactions, including without limitation, the issuance of any securities senior to or on parity with the Series A Preferred, a liquidation or deemed liquidation of SRP, amendments to SRP’s charter documents, the issuance of indebtedness in excess of $250,000, any annual budget for the Company’s operations, and the hiring or firing of any executive officers of SRP. In addition, the holders of the Series A Preferred are entitled to elect two members of SRP’s board of directors.

The noncontrolling interest in SRP held by holders of the Series A Preferred has been classified as equity on the accompanying condensed consolidated balance sheet, as the noncontrolling interest is redeemable only upon the occurrence of events that are within the control of the Company.

Warrants

During the three and nine months ended September 30, 2019, warrants to purchase 108,149 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $292,000 and the issuance of 108,147 shares of the Company’s common stock. Of the warrants exercised during the three and nine months ended September 30, 2019, warrants to purchase 4,444 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $12,000.

There were no warrant exercises during the three months ended September 30, 2018. During the nine months ended September 30, 2018, warrants to purchase 50,739 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $138,000 and the issuance of 50,739 shares of the Company’s common stock. Of the warrants exercised during the nine months ended September 30, 2018, warrants to purchase 8,147 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $22,000.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be anti-dilutive as the Company is in a loss position in all periods presented:

	September 30,
	2019	2018
Shares underlying warrants outstanding	629,921	738,070
Shares underlying options outstanding	887,782	735,509

Note 16 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 8 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ending December 31, 2019, the Company has agreed to make minimum annual aggregate purchases from Medica of €3,000,000 (approximately $3,700,000). As of September 30, 2019, the Company’s aggregate purchase commitments totaled approximately €3,860,000 (approximately $4,320,000).

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

The accounting policies for the Company’s segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 with the exception of the adoption of ASC 842 on January 1, 2019.

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended September 30, 2019
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$3,095,000	$-	$3,095,000
Gross margin	1,819,000	-	1,819,000
Research and development expenses	411,000	366,000	777,000
Depreciation and amortization expense	44,000	-	44,000
Selling, general and administrative expenses	1,756,000	31,000	1,787,000
Change in fair value of contingent consideration	(94,000)	-	(94,000)
Total operating expenses	2,117,000	397,000	2,514,000
Loss from operations	$(298,000)	(397,000)	(695,000)

	Nine Months Ended September 30, 2019
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$7,173,000	-	$7,173,000
Gross margin	4,184,000	-	4,184,000
Research and development expenses	1,190,000	1,136,000	2,326,000
Depreciation and amortization expense	142,000	-	142,000
Selling, general and administrative expenses	4,577,000	116,000	4,693,000
Change in fair value of contingent consideration	(113,000)	-	(113,000)
Total operating expenses	5,796,000	1,252,000	7,048,000
Loss from operations	$(1,612,000)	(1,252,000)	(2,864,000)

	Three Months Ended September 30, 2018
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$1,724,000	$-	$1,724,000
Gross margin	952,000	-	952,000
Research and development expenses	147,000	205,000	352,000
Depreciation and amortization expense	42,000	-	42,000
Selling, general and administrative expenses	970,000	99,000	1,069,000
Total operating expenses	(1,159,000)	(304,000)	(1,463,000)
Loss from operations	$(207,000)	$(304,000)	$(511,000)

	Nine Months Ended September 30, 2018
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$4,075,000	$-	$4,075,000
Gross margin	2,249,000	-	2,249,000
Research and development expenses	598,000	395,000	993,000
Depreciation and amortization expense	123,000	-	123,000
Selling, general and administrative expenses	3,298,000	122,000	3,420,000
Total operating expenses	(4,019,000)	(517,000)	(4,536,000)
Loss from operations	$(1,770,000)	$(517,000)	$(2,287,000)

As of September 30, 2019, approximately $1,255,000 of total assets are in the Renal Products segment. The $1,255,000 consisted primarily of the remaining cash received of approximately $1,041,000 from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of approximately $200,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q, including the “Forward-Looking Statements” section hereof, and our Annual Report on Form 10-K for the year ended December 31, 2018, including the “Risk Factors” and “Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018. Our actual results may differ materially.

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

Our subsidiary, Specialty Renal Products, Inc. (“SRP”), is a development-stage medical device company, focused primarily on developing hemodiafiltration (“HDF”) technology. SRP is developing a second generation of the OLpūr H2H Hemodiafiltration System, the only U.S. Food and Drug Administration (“FDA”) 510(k)-cleared medical device that enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”).

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

Reverse Stock Split

On July 9, 2019, we effected a reverse stock split, in which every nine shares of our common stock issued and outstanding immediately prior to the effective time, which was 5:30 p.m. ET on July 9, 2019, were combined into one share of common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $5.58 per share for such fractional interests. The number of shares of our common stock issued and outstanding was reduced from approximately 69,000,000 to approximately 7,700,000.

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

The Biocon business acquisition has the potential to generate accretive revenue growth in at least three potential ways. First, we expect the business to continue its rapid organic growth, which it was experiencing before being acquired. Second, cross-selling opportunities are generated by offering taste/odor-focused products to the medical device markets, as well as pathogen-focused filtration to the commercial markets. Finally, as part of the more substantial Nephros organization, AETHER may be able to compete for larger filtration contracts than may have been available to it as a smaller, independent firm. With nine months of results to date, we have seen some promising results in each of these strategies, but it is still too early to judge the likelihood or magnitude of their long-term success.

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

Target Markets

Our ultrafiltration products currently target the following markets:

●	Hospitals and Other Healthcare Facilities: Filtration of water for washing and drinking as an aid in infection control. The filters produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures, and washing of surgeons’ hands. In addition, we are developing a broad-spectrum diagnostic tool for our hospital and other health care customers to provide them with the ability to assess water safety risks on a real-time basis.
●	Dialysis Centers: Filtration of water or bicarbonate concentrate used in hemodialysis.
●	Commercial Facilities: Filtration and purification of water for consumption, including for use in ice machines and soft drink dispensers.
●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the hospital setting to aid in infection control:

●	The DSU-H is an in-line, 0.005-micron ultrafilter that provides dual-stage protection from water borne pathogens. The DSU-H is primarily used to filter potable water feeding ice machines, sinks, and medical equipment, such as endoscope washers and surgical room humidifiers. The DSU-H has an up to 6-month product life when used in a hospital setting.
●	The SSU-H is an in-line, 0.005-micron ultrafilter that provides single-stage protection from water borne pathogens. The SSU-H is primarily used to filter potable water feeding sinks, showers and medical equipment. The SSU-H has an up to 3-month product life when used in a hospital setting.
●	The S100 is a point-of-use, 0.01-micron microfilter that provides protection from water borne pathogens. The S100 is primarily used to filter potable water feeding sinks and showers. The S100 has an up to 3-month product life when used in a hospital setting.
●	The HydraGuardTM and HydraGuardTM - Flush are 0.005-micron cartridge ultrafilters that provide single-stage protection from water borne pathogens. The HydraGuard ultrafilters are primarily used to filter potable water feeding ice machines and medical equipment, such as endoscope washers and surgical room humidifiers. The HydraGuard TM has an up-to 6-month product life and the HydraGuard - Flush has an up to 12-month product life when used in a hospital setting.

We received FDA 510(k) clearance to market the HydraGuard in December 2016 and began shipping it in July 2017. We began shipping the HydraGuard - Flush in September 2017. The DSU-H, SSU-H, and S100 products received FDA 510(k) clearance in prior years.

Our complete hospital infection control product line, including in-line, point-of-use, and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/. We are not including the information on our website as a part of, nor incorporating it by reference into, this Quarterly Report on Form 10-Q.

In addition, we are currently developing a water pathogen detection system designed to enable real-time analysis of water for the presence of borne pathogens, which we expect will complement our medical water filtration products. We plan to offer the system initially to customers and prospective customers that focus on infection control, including hospitals, dialysis centers, and other health care facilities. Following the initial launch, we plan to market the system to other markets as well, including those addressed by our AETHER product lines.

Based on discussions with potential partners and customers, we expect the water pathogen detection system to lead to significantly increased sales, as well as to position ourselves and our strategic distribution partners as strategic partners to our customers in the infection control market, providing pathogen detection expertise as well as filtration products. We expect to launch this system initially as a service in late 2019 and to work with our current strategic distribution partners to roll out the system in 2020.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus, and endotoxin retention:

●	The DSU-D, SSU-D and SSUmini are in-line, 0.005-micron ultrafilters that provide protection from bacteria, viruses, and endotoxins. All of these products have an up to 12-month product life in the dialysis setting and are used to filter water following treatment with a reverse osmosis (“RO”) system, and to filter bicarbonate concentrate. These ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines, and as a polish filter for portable RO machines.
●	The EndoPur is a 0.005-micron cartridge ultrafilter that provides single-stage protection from bacteria, viruses, and endotoxins. The EndoPur has an up to 12-month product life in the dialysis setting, and is used to filter water following treatment with an RO system. More specifically, the EndoPur is used primarily to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic. The EndoPur is available in 10”, 20”, and 30” configurations.

The EndoPur is a cartridge-based, “plug and play” market entry that requires no plumbing at installation or replacement. In March 2017, we received FDA 510(k) clearance to market the EndoPur filter. We began shipping the EndoPur 10” filter in July 2017 and the 20” and 30” versions in September 2017.

Commercial and Industrial Facilities. Our commercial NanoGuard® product line accomplishes ultrafiltration via small pore size (0.005 micron) technology, filtering bacteria and viruses from water. Our recent acquisition of Biocon and Aether - marketed under the AETHER brand - expands our product line to include additional water filtration and purification technologies, primarily focused on improving odor and taste and on reducing scale and heavy metals from filtered water.

We currently market the following portfolio of proprietary products for use in the commercial, industrial, and food service settings:

●	The NanoGuard set of products are in-line, 0.005-micron ultrafilter that provides dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. NanoGuard products are designed to fit a variety of existing plumbing configurations, including 10” and 20” standard housings, and AETHER and Everpure® manifolds. Included in the NanoGuard product line are both conventional and flushable filters.
●	The AETHER line of commercial filters, which are also sold with under the Nephros brand, provide a variety of technology solutions that improve water quality in food service, convenience store, hospitality, and industrial applications. AETHER filters improve water taste and odor, and reduce sediment, dirt, rust particles and other solids, chlorine and heavy minerals, lime scale build-up, and both particulate lead and soluble lead.

AETHER products combine effectively with NanoGuard ultrafiltration technologies to offer full-featured solutions to the commercial water market, including to existing users of Everpure filter manifolds.

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

Critical Accounting Policies

For the nine month period ended September 30, 2019, other than the adoption of Accounting Standards Codification 842, “Leases” (see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference), there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$3,095,000	$1,724,000	$1,371,000	80%
Cost of goods sold	1,276,000	772,000	504,000	65%
Gross margin	1,819,000	952,000	867,000	91%
Gross margin %	59%	55%	-	4%
Research and development expenses	777,000	352,000	425,000	121%
Depreciation and amortization expense	44,000	42,000	2,000	5%
Selling, general and administrative expenses	1,787,000	1,069,000	718,000	67%
Change in fair value of contingent consideration	(94,000)	-	94,000	100%
Loss from operations	(695,000)	(511,000)	184,000	36%
Interest expense	(48,000)	(32,000)	16,000	50%
Interest income	-	1,000	(1,000)	(100)%
Other expense, net	(1,000)	(8,000)	(7,000)	(88)%
Net loss	(744,000)	(550,000)	194,000	35%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60,000)	(16,000)	44,000	275%
Net loss attributable to Nephros, Inc.	$(804,000)	$(566,000)	$238,000	42%

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$3,095,000	$1,724,000	$1,371,000	80%
Cost of goods sold	1,276,000	772,000	504,000	65%
Gross margin	1,819,000	952,000	867,000	91%
Gross margin	59%	55%	-	4%
Research and development expenses	411,000	147,000	264,000	180%
Depreciation and amortization expense	44,000	42,000	2,000	5%
Selling, general and administrative expenses	1,756,000	970,000	786,000	81%
Change in fair value of contingent consideration	(94,000)	-	94,000	100%
Loss from operations	$(298,000)	$(207,000)	$91,000	44%

Net Revenues

Total net revenues for the three months ended September 30, 2019 were approximately $3,095,000 compared to approximately $1,724,000 for the three months ended September 30, 2018. The increase of approximately $1,371,000, or 80%, was driven by significant increased medical device sales, to both new and existing customer accounts, as well as our expansion into commercial markets.

Cost of Goods Sold

Cost of goods sold was approximately $1,276,000 for the three months ended September 30, 2019 compared to approximately $772,000 for the three months ended September 30, 2018. The increase of approximately $504,000, or 65%, occurred at a lower rate than the increase to net revenues due to a volume discount from our manufacturer of approximately $67,000. Absent this nonrecurring item, the increase in cost of goods sold would have been approximately $571,000, or 74%, which is consistent with the rate of our revenue increase.

Gross Margin

Gross margin was approximately 59% for the three months ended September 30, 2019 compared to approximately 55% for the three months ended September 30, 2018. The increase of approximately 4% is primarily due to a volume discount from our manufacturer recognized in the three months ended September 30, 2019.

Research and Development Expenses

Research and development expenses were approximately $411,000 and $147,000 for the three months ended September 30, 2019 and 2018, respectively. This increase of approximately $264,000, or 180%, reflects a net increase in expenditures on product development for our new water pathogen detection tool.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $44,000 for the three months ended September 30, 2019 compared to approximately $42,000 for the three months ended September 30, 2018. The increase of approximately $2,000, or 5%, is primarily due to amortization of intangible assets recognized in the Biocon Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $1,756,000 for the three months ended September 30, 2019 compared to approximately $970,000 for the three months ended September 30, 2018, representing an increase of $786,000, or 81%. The increase was primarily due to increased headcount-related expenses of approximately $299,000, increased stock based compensation expense of approximately $218,000, primarily related to the vesting of options as a result of the performance condition met upon our recent Nasdaq listing, increased investor relations expenses of approximately $66,000, primarily related to our recent Nasdaq listing, increased other expenses of approximately $145,000, primarily related to rent and warehouse expenses associated with the Las Vegas facility expansion, and increased professional services marketing expenses of approximately $23,000.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was approximately $94,000 for the three months ended September 30, 2019, due to lower than expected Biocon performance in the three months ended September 30, 2019.

Interest Expense

Interest expense increased approximately $16,000 primarily due to an increase in interest expense related to the secured revolving credit facility of approximately $8,000 during the three months ended September 30, 2019 and accretion expense of approximately $13,000 related to contingent consideration partially offset by a decrease in interest expense of approximately $4,000 related to the secured note payable.

Interest Income

There was no interest income for the three months ended September 30, 2019. Interest income of approximately $1,000 for the three months ended September 30, 2018 was a result of interest income recognized on an equipment lease. This equipment lease was terminated as a result of the Biocon Acquisition on December 31, 2018.

Other Expense

Other expense was approximately $1,000 and $8,000 for the three months ended September 30, 2019 and 2018, respectively, as a result of losses on foreign currency transactions.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$366,000	$205,000	$161,000	79%
Selling, general and administrative expenses	31,000	99,000	(68,000)	(69)%
Loss from operations	$(397,000)	$(304,000)	$93,000	31%

Research and Development Expenses

Research and development expenses were approximately $366,000 and $205,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of approximately $161,000 due to increased investment in the development of our second-generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $31,000 and $99,000 for the three months ended September 30, 2019 and 2018, respectively, a decrease of approximately $68,000 primarily due to reduced administrative expenses and the absence of legal fees incurred during the three months ended September 30, 2018 as a result of the formation of SRP.

Nine months Ended September 30, 2019 Compared to the Nine months Ended September 30, 2018

The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2019 and 2018:

	Nine months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$7,173,000	$4,075,000	$3,098,000	76%
Cost of goods sold	2,989,000	1,826,000	1,163,000	64%
Gross margin	4,184,000	2,249,000	1,935,000	86%
Gross margin	58%	55%	-	3%
Research and development expenses	2,326,000	993,000	1,333,000	134%
Depreciation and amortization expense	142,000	123,000	19,000	15%
Selling, general and administrative expenses	4,693,000	3,420,000	1,273,000	37%
Change in fair value of contingent consideration	(113,000)	-	113,000	100%
Loss from operations	(2,864,000)	(2,287,000)	577,000	25%
Loss on extinguishment of debt	-	(199,000)	(199,000)	(100)%
Interest expense	(140,000)	(146,000)	(6,000)	(4)%
Interest income	-	3,000	(3,000)	(100)%
Other expense, net	(31,000)	(32,000)	(1,000)	(3)%
Net loss	(3,035,000)	(2,661,000)	374,000	14%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(180,000)	(16,000)	164,000	1025%
Net loss attributable to Nephros, Inc.	$(3,215,000)	$(2,677,000)	$538,000	20%

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the nine months ended September 30, 2019 and 2018:

	Nine months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$7,173,000	$4,075,000	$3,098,000	76%
Cost of goods sold	2,989,000	1,826,000	1,163,000	64%
Gross margin	4,184,000	2,249,000	1,935,000	86%
Gross margin	58%	55%	-	3%
Research and development expenses	1,190,000	598,000	592,000	99%
Depreciation and amortization expense	142,000	123,000	19,000	15%
Selling, general and administrative expenses	4,577,000	3,298,000	1,279,000	39%
Change in fair value of contingent consideration	(113,000)	-	113,000	100%
Loss from operations	$(1,612,000)	$(1,770,000)	$(158,000)	(9)%

Net Revenues

Total net revenues for the nine months ended September 30, 2019 were approximately $7,173,000 compared to approximately $4,075,000 for the nine months ended September 30, 2018. The increase of approximately $3,098,000, or 76%, was driven by significant increased medical device sales, to both new and existing customer accounts, as well as our expansion into commercial markets.

Cost of Goods Sold

Cost of goods sold was approximately $2,989,000 for the nine months ended September 30, 2019 compared to approximately $1,826,000 for the nine months ended September 30, 2018. The increase of approximately $1,163,000, or 64%, occurred at a lower rate than the increase to net revenues due to a volume discount from our manufacturer of approximately $67,000 and a decrease in expenses related to inventory adjustments and reserves for expiring items of approximately $92,000. Absent these nonrecurring items, the increase in cost of goods sold would have been approximately $1,322,000, or 76%, which is consistent with the rate of our revenue increase.

Gross Margin

Gross margin was approximately 58% for the nine months ended September 30, 2019 compared to approximately 55% for the nine months ended September 30, 2018. The increase of approximately 3% is primarily due to a volume discount from our manufacturer and a decrease in inventory adjustments and reserves for expiring items.

Research and Development Expenses

Research and development expenses were approximately $1,190,000 and $598,000 for the nine months ended September 30, 2019 and 2018, respectively. This increase of approximately $592,000, or 99%, reflects an increase in R&D headcount plus expenditures on product development for our new water pathogen detection tool.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $142,000 for the nine months ended September 30, 2019 compared to approximately $123,000 for the nine months ended September 30, 2018. The increase of approximately $19,000, or 15%, is due to amortization of intangible assets recognized in the Biocon Acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $4,577,000 for the nine months ended September 30, 2019 compared to approximately $3,298,000 for the nine months ended September 30, 2018, representing an increase of $1,279,000, or 39%. The increase was primarily due to increased headcount-related expenses of approximately $606,000, increased stock based compensation expense of approximately $63,000 , increased professional services marketing expenses of approximately $236,000, increased investor relations expenses of approximately $84,000, primarily related to our recent Nasdaq listing, and increased other expenses of approximately $216,000, primarily related to rent and warehouse expenses associated with Las Vegas and New Jersey facility expansions.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was approximately $113,000 for the nine months ended September 30, 2019, due to lower than expected Biocon performance in the three months ended September 30, 2019.

Interest Expense

Interest expense decreased approximately $6,000 primarily due to interest and the related debt discount on the unsecured long-term note payable of approximately $64,000 that was paid off during the nine months ended September 30, 2018 and a decrease in interest paid to a vendor of approximately $12,000 offset partially by an increase of approximately $29,000 on interest expense on the secured note payable and the secured revolving credit facility during the nine months ended September 30, 2019 and an increase in accretion expense of approximately $41,000 related to contingent consideration during the nine months ended September 30, 2019.

Interest Income

There was no interest income for the nine months ended September 30, 2019. Interest income of approximately $3,000 for the nine months ended September 30, 2018 was a result of interest income recognized on an equipment lease. This equipment lease was terminated as a result of the Biocon Acquisition on December 31, 2018.

Other Expense

Other expense was approximately $31,000 and $32,000 for the nine months ended September 30, 2019 and 2018, respectively. Other expense for the nine months ended September 30, 2019 includes approximately $36,000 related to foreign currency transaction losses partially offset by other income of approximately $5,000. Other expense for the nine months ended September 30, 2018 is a result of losses on foreign currency transactions.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the nine months ended September 30, 2019 and 2018:

	Nine months Ended September 30,
	2019	2018	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$1,136,000	$395,000	$741,000	188%
Selling, general and administrative expenses	116,000	122,000	(6,000)	(5)%
Loss from operations	$(1,252,000)	$(517,000)	$735,000	142%

Research and Development Expenses

Research and development expenses were approximately $1,136,000 and $395,000 for the nine months ended September 30, 2019 and 2018, respectively, an increase of approximately $741,000 due to increased investment in the development of our second-generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $116,000 and $122,000 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of approximately $6,000, primarily due to reduced administrative expenses and the absence of legal fees incurred during the three months ended September 30, 2018 as a result of the formation of SRP, partially offset by an increased investment in the development of our second-generation HDF product.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2019 and December 31, 2018 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and Capital Resources	September 30, 2019	December 31, 2018
Cash	$3,855	$4,581
Other current assets	4,262	3,592
Working capital	5,001	5,519
Stockholders’ equity	6,722	6,798

At September 30, 2019, we had an accumulated deficit of approximately $127,188,000 and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

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

Our future liquidity sources and requirements will depend on many factors, including:

●	the market acceptance of our products and our ability to effectively and efficiently produce and market our products;
●	the continued progress in, and the costs of, clinical studies and other research and development programs;
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	the development, marketing, and sales of our water-filtration and water diagnostics products;
●	the development of our second-generation HDF product; and
●	working capital purposes.

At September 30, 2019, we had cash totaling approximately $3,855,000 and total assets of approximately $10,717,000, excluding other intangible assets (related to the License and Supply Agreement with Medica) of approximately $837,000.

Net cash used in operating activities was approximately $2,640,000 for the nine months ended September 30, 2019 compared to approximately $3,134,000 for the nine months ended September 30, 2018, an decrease of approximately $494,000. This decrease is due to a combination of factors, primarily lower expenditures on inventory as a result of managing inventory levels and improvements in gross margins partially offset by increased research and development expenses.

Net cash used in investing activities was approximately $151,000 for the nine months ended September 30, 2019 due to a working capital adjustment related to the Biocon Acquisition and an equipment purchase. There was no cash used in investing activities for the nine months ended September 30, 2018.

Net cash provided by financing activities of approximately $2,072,000 for the nine months ended September 30, 2019 resulted from net proceeds from the issuance of common stock of approximately $1,992,000, proceeds from the exercise of warrants of approximately $292,000, proceeds from the exercise of stock options of approximately $21,000, proceeds from equipment financing of approximately $14,000, partially offset by payments on our secured note payable of approximately $159,000, payment of contingent consideration related to the Biocon Acquisition of approximately $78,000, net payments on our secured revolving credit facility of approximately $9,000 and payments on a financing obligation of approximately $1,000.

Net cash provided by financing activities of approximately $6,269,000 for the nine months ended September 30, 2018 resulted from net proceeds from the issuance of our common stock of approximately $3,778,000, contributions from the sale of preferred stock of SRP to a noncontrolling interest of approximately $3,000,000, proceeds from the issuance of a secured note payable of approximately $1,187,000 and proceeds from the exercise of warrants of approximately $138,000, offset partially by net payments on our secured revolving credit facility of approximately $548,000, payments on our secured note payable of approximately $99,000 and payments on our unsecured long-term note payable of approximately $1,187,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” as defined in Section 27A of the United States Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential,” or the negative thereof or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: November 6, 2019	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive
Officer)

Date: November 6, 2019	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

