Form 10-K
period 2019-12-31
NEPHROS INC
filed 2020-02-27
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2019, was approximately $17,800,000. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the OTCQB on June 30, 2019. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2019.

As of February 20, 2020, there were 9,006,550 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2020 Proxy Statement will be filed within 120 days of December 31, 2019.

NEPHROS, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements that may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which, if not obtained, could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products or chronic renal failure therapy products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and
●	we may not be able to achieve sales growth in key geographic markets.

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

PART I

Item 1. Business

Overview

Nephros, Inc. (the “Company” or “we”) is a commercial-stage company that develops and sells high performance water solutions to the medical and commercial markets.

In medical markets, we sell water filters and water pathogen detection products. Our water filters, generally classified as ultrafilters, are used primarily by hospitals for the prevention of infection from waterborne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

Our pathogen detection system is a portable, real-time system designed to provide actionable data for infection control teams on up to 15 different pathogens from a single water sample, in approximately one hour.

In commercial markets, we manufacture and sell water filters that improve the taste and odor of water and reduce biofilm, bacteria, and scale build-up in downstream equipment. Marketed under both the Nephros and AETHER® brands, our products are used in the health care, food service, hospitality, and convenience store markets.

The AETHER® brand was acquired on December 31, 2018, when we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Biocon 1, LLC and Aether Water Systems, LLC (collectively, “Aether”), and Gregory Lucas, the sole member of Aether. Pursuant to the terms of the Agreement, we acquired 100% of the outstanding membership interests of Aether (the “Aether Acquisition,” which we have also previously referred to as the “Biocon Acquisition”).

We also have a subsidiary, Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company, focused primarily on developing hemodiafiltration (“HDF”) technology. SRP is developing a second generation of the Nephros OLpūr H2H Hemodiafiltration System, the FDA 510(k)-cleared medical device that enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”).

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular, water purification.

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

Public Offering

On January 31, 2020, we announced the sale of 937,500 shares of common stock through a confidentially marketed underwritten public offering at a price of $8.00 per share. The transaction closed on February 4, 2020 with aggregate proceeds of $7,500,000 and net proceeds after underwriting discounts and offering expenses of approximately $6,765,000. The shares were offered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-234528) that was previously filed with the SEC and declared effective on December 6, 2019.

Our Products

Water Filtration Products

We develop and sell water filtration products used in both medical and commercial applications. Our water filtration products employ multiple filtration technologies, as described below.

In medical markets, our primary filtration mechanism is to pass liquids through the pores of polysulfone hollow fiber. Our filters’ pores are significantly smaller than those of competing products, resulting in highly effective elimination of waterborne pathogens, including legionella bacteria (the cause of Legionnaires disease) and viruses, which are not eliminated by most other microbiological filters on the market. Additionally, the fiber structure and pore density in our hollow fiber enables significantly higher flow rates than in other polysulfone hollow fiber.

Our primary sales strategy in medical markets is to sell through value-added resellers (“VARs”). Leveraging VARs has enabled us to expand rapidly our access to target customers without significant sales staff expansion. In addition, while we are currently focused in medical markets, the VARs that support these customers also support a wide variety of commercial and industrial customers. We believe that our VAR relationships will facilitate growth in filter sales outside of the medical industry.

In commercial markets, we develop and sell our AETHER-branded filters, for which carbon-based absorption is the primary filtration mechanism. Aether products allow us to improve water’s odor and taste, to reduce scale and heavy metals, and to reduce other water contaminants for customers who are primarily in the food service, convenience store, and hospitality industries.

Our Aether filter offerings have the potential to generate accretive revenue growth in at least three ways. First, we expect the business to continue its organic growth. Second, cross-selling opportunities are generated by offering taste/odor-focused products to the medical markets, as well as pathogen-focused filtration to the commercial markets. Finally, as part of the more substantial Nephros organization, Aether may be able to compete for larger filtration contracts than may have been available to it as a smaller, independent firm. In the year since we acquired the AETHER brand, we have seen some promising results in each of these strategies, but it is still too early to judge the likelihood or magnitude of their long-term success.

In commercial markets, our model combines both direct and indirect sales. Our sales staff have sold products directly to a number of convenience stores, hotels, casinos, and restaurants. We are also pursuing large corporate contracts through partnerships.

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

Hospitals and Other Healthcare Facilities. Nephros filters are a leading tool used to provide proactive protection to patients in high-risk areas (e.g., ice machines, surgical rooms, NICUs) and reactive protection to patients in broader areas during periods of water pathogen outbreaks. Our products are used in hundreds of medical facilities to aid in infection control, both proactively and reactively.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the hospital setting to aid in infection control:

●	The DSU-H and SSU-H are in-line, 0.005-micron ultrafilters that provide dual- and single-stage protection, respectively, from waterborne pathogens. They are primarily used to filter potable water feeding ice machines, sinks, and medical equipment, such as endoscope washers and surgical room humidifiers. The DSU-H has an up to 6-month product life in a typical hospital setting, while the SSU-H has an up to 3-month life.

●	The S100 is a point-of-use, 0.01-micron microfilter that provides protection from waterborne pathogens. The S100 is primarily used to filter potable water feeding sinks and showers. The S100 has an up to 3-month product life when used in a hospital setting.

●	The HydraGuardTM and HydraGuardTM - Flush are 0.005-micron cartridge ultrafilters that provide single-stage protection from waterborne pathogens. The HydraGuard ultrafilters are primarily used to filter potable water feeding ice machines and medical equipment, such as endoscope washers and surgical room humidifiers. The HydraGuard has an up to 6-month product life and the HydraGuard - Flush has an up to 12-month product life when used in a hospital setting.

Our complete hospital infection control product line, including in-line, point-of-use, and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/. We are not including the information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K.

Dialysis Centers - Water/Bicarbonate. In the dialysis water market, Nephros ultrafiltration products are among the highest performing products on the market. The DSU-D, SSU-D and the SSUmini have become the standard endotoxin filter in many portable reverse osmosis systems. The EndoPur®, our large-format ultrafilter targeted at dialysis clinic water systems, provides the smallest pore size available. Following a long pilot project at a major dialysis provider, we are now seeing growth in the use of this product. In addition, we aim to expand EndoPur’s usage into heat-disinfected water systems, which will further open the market for this product.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus, and endotoxin retention:

●	The DSU-D, SSU-D and SSUmini are in-line, 0.005-micron ultrafilters that provide protection from bacteria, viruses, and endotoxins. All of these products have an up to 12-month product life in the dialysis setting and are used to filter water following treatment with a reverse osmosis (“RO”) system, and to filter bicarbonate concentrate. These ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines, and as a polish filter for portable RO machines.

●	The EndoPur is a 0.005-micron cartridge ultrafilter that provides single-stage protection from bacteria, viruses, and endotoxins. The EndoPur has an up to 12-month product life in the dialysis setting, and is used to filter water following treatment with an RO system. More specifically, the EndoPur is used primarily to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic. The EndoPur is a cartridge-based, “plug and play” market entry that requires no plumbing at installation or replacement. The EndoPur is available in 10”, 20”, and 30” configurations.

Commercial and Industrial Facilities. Our commercial NanoGuard® product line accomplishes ultrafiltration via small pore size (0.005 micron) technology, filtering bacteria and viruses from water. In addition, the recently acquired AETHER® brand expands our product line to include water filtration and purification technologies that are primarily focused on improving odor and taste and on reducing scale and heavy metals from filtered water.

We purchased the AETHER brand to expedite our access to commercial markets and to expand our filtration expertise and capabilities. Our commercial market focus is in the hotel, restaurant, and convenience store markets. In the first year post-acquisition, we upgraded Aether facilities to increase production and logistics capacity, integrated Aether products into the Nephros infection control product portfolio, and initiated sales efforts with a number of large commercial customers. We have recently added to our commercial sales team and, going forward, hope to close on one or more large contracts that may result in step-change increases in commercial market revenue.

Over time, we believe that the same water safety management programs currently underway at medical facilities may migrate to commercial markets. As the epidemiology of waterborne pathogens expands, links to contamination sources will become more efficient and the data more readily available. In cases where those sources are linked to restaurants, hotels, office buildings and residential complexes, the corporate owners of those facilities will likely face increasing liability exposure. We expect that building owners will come to understand ASHRAE-188, which outlines risk factors for buildings and their occupants, and provides water safety management guidelines. We believe, in time, most commercial buildings will need to follow the basic requirements of ASHRAE-188: create a water management plan, perform routine testing, and establish a plan to treat the building in the event of a positive test.

As demand for water testing and microbiological filtration grows, we will be ready to deploy our expertise and solutions based on years of experience servicing the medical market. We believe that we have an opportunity to offer unique expertise and products to the commercial market, and that our future revenue from the commercial market could even surpass our infection control revenue.

We currently market the following portfolio of proprietary products for use in the commercial, industrial, and food service settings:

●	The NanoGuard set of products are in-line, 0.005-micron ultrafilter that provides dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. NanoGuard products are designed to fit a variety of existing plumbing configurations, including 10” and 20” standard housings, and AETHER and Everpure® manifolds. Included in the NanoGuard product line are both conventional and flushable filters.

●	The AETHER line of commercial filters, which are also sold under the Nephros brand, provide a variety of technology solutions that improve water quality in food service, convenience store, hospitality, and industrial applications. AETHER filters improve water taste and odor, and reduce sediment, dirt, rust particles and other solids, chlorine and heavy minerals, lime scale build-up, and both particulate lead and soluble lead.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, Camelbak has no further minimum fee obligations. During the years ended December 31, 2019 and 2018, we recognized royalty revenue of approximately $16,000 and $100,000, respectively, related to this Sublicense Agreement. CamelBak product sales have been slower than originally hoped. However, military contracts often take years to close, and we remain optimistic about these products and markets.

Pathogen Detection Systems

Pathogen Detection in Infection Control. We recently expanded our portfolio of solutions with the introduction of our PluraPath™ pathogen detection system, which we believe represents a significant growth opportunity for Nephros.

We developed the PluraPath pathogen detection system to provide real-time data to infection control teams executing their water management plans. We integrated our ultrafilter technology with emerging, quantitative polymerase chain reaction (qPCR) technology and real-time analytics. We chose a portable, open-source qPCR platform that allows us to parallel-processes up to 15 different bacteria and virus assays. We worked with industry experts to select and develop DNA- and RNA-based assays that could meet our goals of providing quantitative precision within one hour. We also developed a mobile application to extract and process the data real-time. Furthermore, we designed the system so that anyone can perform qPCR testing, not just someone with training in microbiological laboratory techniques.

With the PluraPath system, it will be possible to map and track the changes to levels of multiple bacterial and viral pathogens in a building’s water system on a real-time basis, at cost levels equivalent to assays that currently take 24-72 hours or more and typically provide data on only a single pathogen. Using PluraPath, we expect that infection control teams will be able to quickly assess approximate levels of a broad array of pathogens in their water systems, and optimally focus their secondary disinfection efforts and point-of-use filtration; services and products offered by our strategic partners.

The PluraPath system does not replace culture-based assays, which are the current regulatory requirements for confirmation in testing for waterborne pathogens. Rather, we believe PluraPath will become a valuable tool in the arsenal of defense, permitting faster decision making about a larger target population of pathogens. Our objective is to provide our customers and strategic partners with a user-friendly system that delivers dependable, actionable data to infection control teams in less than an hour.

Pathogen Detection in Dialysis Facilities. We have also been investigating pathogen detection efforts in the dialysis space. The LAL (limulus amebocyte lysate) test is a dialysis industry standard assay that identifies the presence of potential endotoxins, agnostic to the source species. The source of endotoxins are gram-negative bacteria. LAL testing routinely takes 48-72 hours to provide results from the time of shipping the sample to a central laboratory. When dialysis clinics have urgent contamination or severely elevated endotoxin issues, they may have to shut down for extended periods of time creating enormous logistical issues for patients and increasing the cost of care.

To provide a real-time solution for this testing paradigm, we plan to launch the DialyPath™ pathogen detection and endotoxin estimation system in the second quarter of this year. The DialyPath system will mirror our PluraPath but include a gram-negative DNA marker test and test for six different gram-negative bacteria. The DialyPath system is designed to provide data on two test samples in one run in less than one hour. The system will provide an estimate of the overall endotoxin in the sample, as well as estimated levels of six specific endotoxin-generating bacteria known to be frequent invaders of dialysis clinic water systems.

Facility-Wide Pathogen Detection. Bacterial contaminants in water systems can originate from thousands of different bacterial families. The technology now exists to map the water system biome in real-time, on-site. Using an enhanced form of the portable PluraPath system and a bioinformatics database, we have been able to detect as many as 10 different bacteria families in a single sample. The potential for this kind of building biome mapping is enormous. We will have the ability to process as many as 96 samples in a single run, recognizing over 20,000 different bacteria reference sequences, in less than a day on site. We are currently working on the processes and procedures to provide this as a service, and eventually as a product that we can support with partners who have the in-house technical capabilities to manage this system. Additionally, we are working on drafting a white paper to provide guidance on how to operationalize this building biome mapping tool.

We expect to be able to launch the SequaPath™ system and building biome mapping service before the end of 2020. While this service could be of value to the management of any water system in any building in any part of the world, we will first focus on the hospital customers of our strategic partners. Once proven in the hospital space, then we believe that the SequaPath system has the potential to shift the building water testing paradigm across multiple markets and geographies.

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

Over the last four years, DaVita Healthcare Partners, the Renal Research Institute (a research division of Fresenius Medical Care), and Vanderbilt University conducted post-market evaluations of our hemodiafiltration system in their clinics. We gathered direct feedback from these evaluations to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm. The ultimate goal of the evaluations was to better understand the potential for HDF in the U.S. clinical setting in order to (a) improve the quality of life for the patient, (b) reduce overall expenditure compared to other dialysis modalities, (c) minimize the impact on nurse work flow at the clinic, and (d) demonstrate the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. The last evaluation was concluded at Vanderbilt in the first quarter of 2018.

Specialty Renal Products, Inc.

Over the past two years, we have dramatically simplified and redesigned our HDF device. Our updates have made the system significantly easier to use. By shifting from a reusable substitution ultrafilter to a disposable substitution ultrafilter, we were able to simplify the set-up process and substantially reduce the time required between patient treatments – two of the key complaints from our first-generation system. We used real-time user feedback to aid in the fine-tuning of our changes to the system that impacted usability. We believe our second generation HDF system will meet the needs of both clinicians and patients.

In 2018, we spun-off the development of the HDF device into SRP. We raised $3 million of outside capital directly into SRP to fund the second-generation development described above. Nephros maintains a 62.5% ownership stake in SRP.

Once we have obtained FDA clearance for our second-generation device, we intend to launch it at a clinic with previous experience with our device. We plan to then expand our efforts, on a measured basis, to clinics that wish to provide HDF therapy to their patients. At this time, we do not believe making a rapid and broad push into the market would be optimal. Nephrologists in the United States. are not trained on HDF therapy; however, many nephrologists want to explore the option and we believe that early adopters will want to perform studies to better understand the technology. We intend to support these investigator-initiated studies.

While a number of studies have been performed in Europe, the body of evidence for optimal use of HDF needs to be built in the U.S. treatment setting. According to European data from Fresenius, over 15% of dialysis treatments are HDF. That could translate to over 10 million individual treatments if HDF achieved that level of penetration in the United States. We do not believe that the United States will instantaneously mirror Europe. However, we do believe that HDF therapy has a place in the treatment landscape for patients with ESRD in the United States, and we look forward to enabling this pathway.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 1997. Our principal executive offices are located at 380 Lackawanna Place, South Orange, New Jersey 07079, and our telephone number is (201) 343-5202. We also have offices in Las Vegas, Nevada; Nashville, Tennessee; and Dublin, Ireland. For more information about Nephros, please visit our website at www.nephros.com.

Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our medical device products and components. We do manufacture some of our commercial products in our Aether facility in Las Vegas, Nevada.

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

Our New Jersey headquarters oversees global sales and marketing activity of our ultrafilter products. We work with multiple distributors for our ultrafilter products in the hospital and dialysis water markets. For the food service and hospitality markets, our Aether division leads global sales and marketing activity. For other prospective markets for our ultrafilter products, we are pursuing alliance opportunities for joint product development and/or distribution. Our ultrafilter manufacturer in Europe shares certain intellectual property rights with us for one of our dual stage ultrafilter designs.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. For the ultrafiltration systems business, we are continually working with existing and potential distributors of ultrafilter products to develop solutions to meet customer needs. Our pathogen detection systems organization is driving the development of PluraPath and other related systems planned for the future. Our SRP subsidiary is driving the development of our second-generation HDF system.

Major Customers

For the years ended December 31, 2019 and 2018, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2019	2018
A	19%	6%
B	17%	11%
C	10%	-%
D	10%	10%
E	4%	11%
Total	60%	38%

Due primarily to the success of two significant customer relationships (Customers A and B), concentration levels at our top five customers increased compared to 2018. We expect these two relationships to continue to grow, but that overall concentration levels will remain relatively stable, due to the expected growth of other customer relationships.

As of December 31, 2019 and 2018, the following customers accounted for the following percentages of our accounts receivable, respectively:

Customer	2019	2018
A	26%	5%
B	11%	1%
E	6%	11%
F	-%	15%
D	-%	11%
Total	43%	43%

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

The PluraPath pathogen detection system will compete in the $8 billion global water testing market. Portable, real-time water testing, however, is a relatively new market, with few competitors, including Spartan Bioscience.

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

We are not aware of any other companies using technology similar to ours in the treatment of ESRD. Our competition would increase, however, if companies that currently sell ESRD products, or new companies that enter the market, develop technology that is more efficient than ours. We believe that in order to become competitive in this market, we will need to develop and maintain competitive products and take and hold sufficient market share from our competitors. Therefore, we expect our methods of competing in the ESRD marketplace to include:

●	continuing our efforts to develop, manufacture, and sell products that, when compared to competitive products, perform more efficiently, and are available at prices that are acceptable to the market;
●	displaying our products and providing associated literature at major industry trade shows in the United States;
●	initiating discussions with dialysis clinic medical directors, as well as representatives of dialysis clinical chains, to develop interest in our products;
●	pursuing alliance opportunities in certain territories for distribution of our products and possible alternative manufacturing facilities; and
●	entering into license agreements similar to our License Agreement with Bellco to expand market share.

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

As of December 31, 2019, we had twelve U.S. patents, four Mexican patents, one South Korean patent, two Chinese patents, two French patents, two German patents, one Israeli patent, two Italian patents, one Spanish patent, two United Kingdom patents, one Canadian patent, one Swedish patent, and one patent in the Netherlands. In addition, we have two pending patent applications in the United States and one in Canada. Our pending patent applications relate to a range of filter technologies, including cartridge configurations, cartridge assembly, substitution fluid systems, and methods to enhance and ensure performance.

Trademarks

As of December 31, 2019, we secured registrations of the trademarks H2H, PATHOGUARD, NANOGUARD, NEPHROS HYDRAGUARD and OLpūr in the European Union. In the United States, we secured trademark registrations for OLpūr, HYDRAGUARD and NANOGUARD. We have also filed trademark applications for ENDOPUR, PLURAPATH, DIALYPATH, FILPATH and SEQUAPATH in the United States.

Governmental Regulation

The research and development, manufacturing, promotion, marketing and distribution of our ESRD therapy products in the United States, Europe and other regions of the world are subject to regulation by numerous governmental authorities, including the FDA, the European Union and analogous agencies.

United States

The FDA regulates the manufacture and distribution of medical devices in the United States pursuant to the Food, Drug, and Cosmetics (FDC) Act. All of our ESRD therapy products are regulated in the United States as medical devices by the FDA under the FDC Act. Under the FDC Act, medical devices are classified in one of three classes, namely Class I, II or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness.

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

Before a new medical device can be introduced to the market, Section 510(k) and Section 515 of the FDC Act require a manufacturer who intends to market a medical device to submit a premarket notification (Section 510(k) or a request for premarket approval (Section 515), to the FDA.

A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not called for premarket approval under Section 515. The 510(k) clearance process is generally faster and simpler than the premarket approval process.

Premarket approval (PMA) is the FDA’s process of scientific and regulatory review to evaluate the safety and effectiveness of Class III medical devices. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury, or are new and present unknown safety or effectiveness issues or risks. PMA is the most stringent type of device marketing application required by the FDA. To gain approval, the manufacturer must present adequate scientific evidence to assure that the device is safe and effective for its intended use(s).

For any devices cleared through the 510(k) clearance process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) clearance submission. Accordingly, if we do obtain Section 510(k) clearance for any of our ESRD therapy and/or filtration products, we will need to submit another Section 510(k) notification if we significantly affect that product’s safety or effectiveness through subsequent modifications or enhancements.

All of our products have been cleared by the FDA as Class II devices, such as:

●	DSU Dual Stage UltraFilter: In June 2009, we received FDA 510(k) clearance of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

●	SSU-D/DSU-D Dual Stage UltraFilter: In July 2011, we received FDA 510(k) clearance of the SSU/DSU to be used to filter water or bicarbonate concentrate used in hemodialysis procedures.

●	OLpūr H2H Module and OLpūr MD 220 Hemodiafilter: In April 2012, we received FDA 510(k) clearance of the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

●	DSU-H/SSU-H: In October 2014, we received FDA 510(k) clearance of the DSU-H and SSU-H ultrafilters to be used to filter EPA quality drinking water. The filters retain bacteria, viruses and endotoxin. By providing ultrapure water for patient washing and drinking, the filters aid in infection control.

●	S100 Point of Use Filter: In April 2016, we received FDA 510(k) clearance of the S100 point-of-use filter to be used to filter EPA quality drinking water. The filters retain bacteria. By retaining bacteria in water for washing and drinking, the filter may aid in infection control.

●	HydraGuard: In December 2016, we received FDA 510(k) clearance of the HydraGuard 10” ultrafilter intended to be used to filter EPA quality drinking water. The filter retains bacteria, viruses and endotoxin. By providing ultrapure water for patient washing and drinking, the filter aids in infection control.

●	EndoPur: In March 2017, we received FDA 510(k) clearance of the EndoPur ultrafilter intended to be used to filter water used in hemodialysis devices. It assists in providing hemodialysis quality water. The device is not a complete water treatment system but serves to remove biological contaminants. Therefore, it must be used in conjunction with other water treatment equipment (Reverse Osmosis, Deionization, etc.).

The FDC Act requires that medical devices be manufactured in accordance with the FDA’s current QSR regulations which require, among other things, that:

●	the design and manufacturing processes be regulated and controlled by the use of written procedures;
●	the ability to produce medical devices which meet the manufacturer’s specifications be validated by extensive and detailed testing of every aspect of the process;
●	any deficiencies in the manufacturing process or in the products produced be investigated;
●	detailed records be kept, and a corrective and preventative action plan be in place; and
●	manufacturing facilities be subject to FDA inspection on a periodic basis to monitor compliance with QSR regulations.

In addition to the requirements described above, the FDC Act requires that:

●	all medical device manufacturers and distributors register with the FDA annually and provide the FDA with a list of those medical devices which they distribute commercially;
●	information be provided to the FDA on death or serious injuries alleged to have been associated with the use of the products, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur; and
●	certain medical devices not cleared with the FDA for marketing in the United States meet specific requirements before they are exported.

We and our contract manufacturers are required to manufacture our products in compliance with current Good Manufacturing Practice (GMP) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that we or any of our contract manufacturers, or regulated suppliers, are not in compliance with these requirements, there may be a material adverse effect on our manufacturing operations, effecting our ability to sell.

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

In 2017, the European Union (EU) adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period to May 2020 and will replace the existing directives on medical devices in the EU. After May 2020, medical devices marketed in the EU will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

As defined in Medical Devices Directive 93/42/EEC, the regulatory approach necessary to demonstrate to the European Union that the organization has the ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices requires the certification of a full quality management system by a notified body. Initially, we engaged TÜV Rheinland of North America, Inc. (“TÜV Rheinland”) as the notified body to assist us in obtaining certification to ISO 13485/2003 standard, which demonstrates the presence of a quality management system that can be used by an organization for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

Medical Devices sold in Europe/ anticipated to be sold in Europe, shall be examined and classified as:

●	Class I: Provided non-sterile or do not have a measuring functions; Low Risk
●	Class I: Provided sterile and/or have a measuring function; Low/medium risk
●	Class IIa: Medium risk
●	Class IIb: Medium/high risk
●	Class III: High risk

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

The following products have been certified by BSI America for CE marking and adherence to ISO13485 standards as Class IIa (Rule 3) medical devices:

●	SSU-D/DSU-D Dual Stage Ultrafilter: Intended to be used to filter water or bicarbonate concentrate used in hemodialysis procedures.

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

Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. Our manufacturing facilities are subject to audits and have been certified to be ISO 13485:2016 and Medical Device Directive 93/42/EEC, which allows us to sell our products in the United States, Canada and Europe.

Currently we are in the process to seek approval for MDSAP compliance. The Medical Device Single Audit Program (MDSAP) is a program that allows the conduct of a single regulatory audit of a medical device manufacturer’s quality management system that satisfies the requirements of multiple regulatory jurisdictions. Audits are conducted by Auditing Organizations authorized by the participating Regulatory Authorities to audit under MDSAP requirements. The MDSAP is a way that medical device manufacturers can be audited once for compliance with the standard and regulatory requirements of up to five different medical device markets: Australia, Brazil, Canada, Japan and the United States.

Following the completion of MDSAP, this certification will allow us to sell our products in the United States, Canada, Europe, and other territories around the world, while maintaining our current approvals. The time and cost of obtaining new, and maintaining existing, market authorizations from countries outside of North America, and the requirements for licensing products in these countries may differ significantly from FDA requirements.

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

Employees

As of December 31, 2019, we employed a total of 25 full-time employees, including 8 employed in sales/marketing/customer support, 10 in general and administrative, and 7 in research and development.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Company

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

As of December 31, 2019, we had an accumulated deficit of approximately $127,332,000 as a result of historical operating losses. While we believe that the revenues following the launch of our new products will help us achieve profitability, there can be no guarantee of this. We may continue to incur additional losses in the future depending on the timing and marketplace acceptance of our products and as a result of operating expenses being higher than our gross margin from product sales. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

●	the market acceptance of our technologies and products in each of our target markets;
●	our ability to effectively and efficiently manufacture, market and distribute our products;
●	our ability to sell our products at competitive prices that exceed our per unit costs; and
●	our ability to continue to develop products and maintain a competitive advantage in our industry.

The recent coronavirus outbreak in Italy may impact our supply chain, which could adversely affect our sales and revenues if we are unable to obtain sufficient inventory of products.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. As of February 2020, the virus has spread to Italy, which reportedly has the highest number of coronavirus infections outside Asia. We currently source substantially all of our products from Medica, which is located in Italy. As such, the outbreak of the coronavirus could have a material adverse effect on our business, financial condition and results of operations. These effects could include disruptions from the temporary closure of third-party supplier and manufacturer facilities, or restrictions on the export or shipment of products. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Our Aether Acquisition may not produce the desired outcomes and expected value.

We purchased Aether to increase our revenues and to provide an entry to new markets, with particular focus on hospitality, food service, and convenience stores. However, any acquisition carries risks, including:

●	Issues of concern that were missed during due diligence activities;
●	Sales to existing Aether customers may not increase as planned;
●	Our target markets may be more difficult to grow than anticipated;
●	Difficulties could emerge while integrating the two companies and their work forces; and
●	Key employees could leave.

As such, we cannot guarantee any specific results from the Aether Acquisition; and if the anticipated outcomes do not occur, our business, financial condition and results of operations may be materially impacted.

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

We cannot ensure that any existing products that have not yet been approved, or any new products developed by us in the future, will be approved for marketing. The clearance and/or approval processes can be lengthy and uncertain, and each requires substantial commitments of our financial resources and our management’s time and effort. We may not be able to obtain further CE marking or regulatory approval for any of our existing or new products in a timely manner or at all. Even if we do obtain regulatory approval, approval may be only for limited uses with specific classes of patients, processes or other devices. Our failure to obtain, or delays in obtaining, the necessary regulatory clearance and/or approvals would prevent us from selling our affected products in the applicable regions. If we cannot sell some of our products in such regions, or if we are delayed in selling while waiting for the necessary clearance and/or approvals, our ability to generate revenues from these products will be limited.

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

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 12 granted U.S. patents will expire at various times from 2020 to 2027, assuming they are properly maintained.

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

During the two years ended December 31, 2019, our common stock has traded at prices ranging from a high of $11.35 to a low of $3.42 per share. Due to the lack of an active trading market for our common stock, we expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult for investors to predict the value of an investment in our common stock, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

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

As of February 20, 2020, Lambda, our largest stockholder, beneficially owned approximately 39% of our outstanding common stock. Collectively, Lambda, our directors and our executive officers beneficially owned approximately 45% of our outstanding common stock. As a result of this ownership, Lambda has the ability to exert significant influence over our policies and affairs, including the election of directors. Lambda, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Lambda, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Lambda in any matter put before the stockholders may differ from those of any other stockholder.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey 07079; 211 Donelson Pike, Suite #7, Nashville, Tennessee 37214; and 3221 Polaris Avenue, Las Vegas, Nevada 89118, and consist of approximately 16,000 total square feet of space. The New Jersey lease expires in November 2022 with a monthly cost of approximately $11,000. The Nevada lease expires in August 2024 with a monthly cost of approximately $15,000. We use these facilities to house our corporate headquarters, research, manufacturing, and distribution facilities.

Our office in Europe is currently located at Ulysses House, Foley Street, Dublin, Ireland. The lease agreement was entered into on August 1, 2019 and is for a twelve-month term.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Capital Market under the symbol “NEPH”. Our common stock commenced trading on August 14, 2019.

As of December 31, 2019, there were approximately 62 holders of record and approximately 1,800 beneficial holders of our common stock.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2019.

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

Business Overview

We are a commercial-stage company that develops and sells high performance water solutions to the medical and commercial markets.

In medical markets, we sell water filters and water pathogen detection products. Our water filters, generally classified as ultrafilters, are used primarily by hospitals for the prevention of infection from waterborne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

Our pathogen detection system is a portable, real-time system designed to provide actionable data for infection control teams on up to 15 different pathogens from a single water sample, in approximately one hour.

In commercial markets, we manufacture and sell water filters that improve the taste and odor of water and reduce biofilm, bacteria, and scale build-up in downstream equipment. Marketed under both the Nephros and AETHER brands, our products are used in the health care, food service, hospitality, and convenience store markets.

The AETHER brand was acquired on December 31, 2018, when we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Biocon 1, LLC and Aether Water Systems, LLC (collectively, “Aether”), and Gregory Lucas, the sole member of Aether. Pursuant to the terms of the Agreement, we acquired 100% of the outstanding membership interests of Aether (the “Aether Acquisition,” which we have also previously referred to as the “Biocon Acquisition”).

We also have a subsidiary, Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company, focused primarily on developing hemodiafiltration (“HDF”) technology. SRP is developing a second generation of the Nephros OLpūr H2H Hemodiafiltration System, the FDA 510(k)-cleared medical device that enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”).

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular, water purification.

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

Inventory Reserves

Our inventory reserve requirements are based on various factors including product expiration date and estimates for the future sales of the product. If estimated sales levels do not materialize, we will reevaluate our assumptions for inventory reserve requirements.

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

Fiscal Year Ended December 31, 2019 Compared to the Fiscal Year Ended December 31, 2018

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Total net revenues	$10,334,000	$5,687,000	$4,647,000	82%
Cost of goods sold	4,250,000	2,484,000	1,766,000	71%
Gross margin	6,084,000	3,203,000	2,881,000	90%
Gross margin %	59%	56%	-	3%
Research and development expenses	3,090,000	1,539,000	1,551,000	101%
Depreciation and amortization expenses	186,000	163,000	23,000	14%
Selling, general and administrative expenses	6,119,000	4,517,000	1,602,000	35%
Change in fair value of contingent consideration	(156,000)	-	156,000	100%
Loss from operations	(3,155,000)	(3,016,000)	139,000	5%
Loss on extinguishment of debt	-	(199,000)	(199,000)	(100)%
Interest expense	(195,000)	(172,000)	23,000	13%
Interest income	-	4,000	(4,000)	(100)%
Other expense, net	(54,000)	(35,000)	19,000	54%
Loss before income taxes	(3,404,000)	(3,418,000)	(14,000)	(1)%
Income tax benefit	225,000	93,000	132,000	142%
Net loss	(3,179,000)	(3,325,000)	(146,000)	(4)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(241,000)	(77,000)	164,000	213%
Net loss attributable to Nephros, Inc. shareholders	$(3,420,000)	$(3,402,000)	$18,000	1%

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the years ended December 31, 2019 and 2018:

	Fiscal Year Ended December 31,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Total net revenues	$10,334,000	$5,687,000	$4,647,000	82%
Cost of goods sold	4,250,000	2,484,000	1,766,000	71%
Gross margin	6,084,000	3,203,000	2,881,000	90%
Gross margin %	59%	56%	-	3%
Research and development expenses	1,717,000	808,000	909,000	113%
Depreciation and amortization expenses	186,000	163,000	23,000	14%
Selling, general and administrative expenses	5,960,000	4,340,000	1,620,000	37%
Change in fair value of contingent consideration	(156,000)	-	156,000	100%
Loss from operations	$(1,623,000)	$(2,108,000)	$(485,000)	(23)%

Net Revenues

Total net revenues for the year ended December 31, 2019 were approximately $10,334,000 compared to approximately $5,687,000 for the year ended December 31, 2018. The increase of approximately $4,647,000, or 82%, was driven by several factors:

●	Recurring revenue in our customer base accounted for approximately $6.4 million, or 62% of total revenues.
●	Our customer retention rate was 94%, measured quarterly.
●	New customer site acquisition averaged more than one per day in 2019.
●	Revenue from responding to disease outbreaks increased approximately 142% over 2018, which we believe reflects our growing reputation for fast and effective outbreak control solutions.
●	The Aether Acquisition drove approximately $738,000 in incremental commercial revenues.

Cost of Goods Sold

Cost of goods sold was approximately $4,250,000 for the year ended December 31, 2019 compared to approximately $2,484,000 for the year ended December 31, 2018. The increase of approximately $1,766,000, or 71%, was due to approximately $1,879,000 in increased direct product costs in support of increased revenue, partially offset by volume manufacturing discounts of approximately $135,000 and decreases of approximately $113,000 in inventory reserves for expiring items and physical count inventory adjustments.

Gross Margin

Gross margin was approximately 59% for the year ended December 31, 2019 compared to approximately 56% for the year ended December 31, 2018. The increase of approximately 3% is primarily due to volume manufacturing discounts of approximately $135,000 and decreases of approximately $113,000 in inventory reserves for expiring items and physical count inventory adjustments.

Research and Development Expenses

Research and development expenses were approximately $1,717,000 and $808,000 for the years ended December 31, 2019 and December 31, 2018, respectively. This increase of approximately $909,000, or 113%, was driven by investments in pathogen detection systems and increased headcount associated with filter research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $186,000 for the year ended December 31, 2019 compared to approximately $163,000 for the year ended December 31, 2018. The increase of approximately $23,000, or 14%, is primarily due to amortization of intangible assets recognized in the Aether Acquisition of approximately $42,000 partially offset by a decrease in depreciation expense of approximately $17,000 related to fully depreciated assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $5,960,000 for the year ended December 31, 2019 compared to approximately $4,340,000 for the year ended December 31, 2018, representing an increase of $1,620,000, or 37%. The increase was primarily due to increased headcount-related expenses of approximately $889,000, increased stock based compensation expense of approximately $198,000 (primarily related to performance based awards that vested upon our recent Nasdaq listing and certain revenue increases), increased professional and marketing expenses of approximately $243,000 (including approximately $66,000 of investor relations expenses primarily related to our recent Nasdaq listing), increased other expenses of approximately $216,000 (primarily related to rent, insurance and warehouse expenses associated with the Las Vegas facility expansion), and increased travel expenses of approximately $67,000 in support of increased sales.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration was approximately $156,000 for the year ended December 31, 2019, due to lower than expected Aether performance.

Interest Expense

Interest expense increased approximately $23,000 primarily due to accretion expense of approximately $51,000 related to contingent consideration, partially offset by a decrease in interest expense related to our outstanding credit facilities of approximately $15,000 and a decrease in interest expense related to outstanding payables due to a vendor of approximately $13,000.

Interest Income

There was no interest income for the year ended December 31, 2019. Interest income of approximately $4,000 for the year ended December 31, 2018 was a result of interest income recognized on an equipment lease. This equipment lease was terminated as a result of the Aether Acquisition.

Other Expense, net

Other expense was approximately $54,000 and $35,000 for the years ended December 31, 2019 and 2018, respectively, as a result of losses on foreign currency transactions.

Income Tax Benefit

In the years ended December 31, 2019 and 2018, an income tax benefit of approximately $225,000 and $93,000, respectively, was recorded due to the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the years ended December 31, 2019 and 2018:

	Years Ended December 31,		$ Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Research and development expenses	$1,373,000	731,000	$642,000	88%
Selling, general and administrative expenses	159,000	177,000	(18,000)	(10)%
Loss from operations	$(1,532,000)	$(908,000)	$624,000	69%

Research and Development Expenses

Research and development expenses were approximately $1,373,000 and $731,000 for the years ended December 31, 2019 and 2018, respectively, an increase of approximately $642,000 due to increased investment in the second-generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $159,000 and $177,000 for the years ended December 31, 2019 and 2018, respectively, a decrease of approximately $18,000 primarily related to a decrease in legal expenses incurred as a result of the formation of SRP during the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2019 and 2018 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and Capital Resources	2019	2018
Cash	$4,166	$4,581
Other current assets	4,133	3,592
Working capital	5,871	5,519
Stockholders’ equity	7,689	6,798

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

At December 31, 2019, we had an accumulated deficit of approximately $127,332,000, and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

On February 4, 2020, we completed a confidentially marketed underwritten public offering whereby we sold 937,500 shares of our common stock for aggregate proceeds of approximately $6,765,000. Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K. Additionally, our operating plans are designed to help control operating costs, to increase revenue and to raise additional capital until such time as we generate sufficient cash flows from operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or we are unable to achieve our plan, there could be a significant reduction in liquidity due to the possible inability of us to cut costs sufficiently.

Our future liquidity sources and requirements will depend on many factors, including:

●	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;
●	the continued progress in, and the costs of, clinical studies and other research and development programs;
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	the development, marketing, and sales of our water-filtration and water diagnostics product;
●	the development of our second-generation HDF product; and
●	working capital purposes.

Net cash used in operating activities was approximately $2,276,000 for the year ended December 31, 2019 compared to approximately $3,662,000 for the year ended December 31, 2018, a decrease of approximately $1,386,000. This decrease is due to a combination of factors, primarily lower expenditures on inventory as a result of managing inventory levels and improvements in accounts receivable collections during the year ended December 31, 2019 compared to December 31, 2018.

Net cash used in investing activities was approximately $151,000 for the year ended December 31, 2019 due to a working capital adjustment of approximately $137,000 related to the Aether Acquisition and an equipment purchase of approximately $14,000.

Net cash used in investing activities was approximately $991,000 for the year ended December 31, 2018 as a result of the Aether Acquisition.

Net cash provided by financing activities of approximately $2,017,000 for the year ended December 31, 2019 resulted from net proceeds from the issuance of common stock of approximately $1,992,000, proceeds from the exercise of warrants of approximately $731,000, proceeds from the exercise of stock options of approximately $21,000, and proceeds from equipment financing of approximately $14,000, partially offset by net payments on our secured revolving credit facility of approximately $431,000, payments on our secured note payable of approximately $214,000, payment of contingent consideration related to the Aether Acquisition of approximately $94,000, and payments on a financing obligation of approximately $2,000.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our approximate minimum contractual obligations and commercial commitments as of December 31, 2019:

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Minimum Purchase Commitments[1]	$24,000,000	$3,500,000	$7,600,000	$8,400,000	$4,500,000
Leases[2]	1,339,000	339,000	662,000	338,000	-
Total	$25,339,000	$3,839,000	$8,262,000	$8,738,000	$4,500,000

1 Reflects minimum purchase commitments pursuant to our License and supply agreement with Medica.

2 In addition to lease obligations for office space, these obligations include a lease for various office equipment which expires in 2020 and an automobile lease which expires in 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

South Orange, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Tewksbury, Massachusetts
February 27, 2020

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$4,166	$4,581
Accounts receivable, net	1,045	1,359
Inventory, net	2,562	1,864
Prepaid expenses and other current assets	526	369
Total current assets	8,299	8,173
Property and equipment, net	81	91
Operating lease right-of-use assets	1,106	-
Intangible assets, net	548	590
Goodwill	759	748
License and supply agreement, net	804	938
Other assets	32	18
TOTAL ASSETS	$11,629	$10,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$560	$991
Current portion of secured note payable	211	195
Accounts payable	959	836
Accrued expenses	136	396
Current portion of contingent consideration	300	236
Current portion of operating lease liabilities	262	-
Total current liabilities	2,428	2,654
Secured note payable, net of current portion	613	843
Equipment financing, net of current portion	10	-
Contingent consideration, net of current portion	-	263
Operating lease liabilities, net of current portion	889	-
TOTAL LIABILITIES	3,940	3,760

COMMITMENTS AND CONTINGENCIES (Note 20)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding at December 31, 2019 and 2018.	-	-
Common stock, $.001 par value; 40,000,000 and 10,000,000 shares authorized at December 31, 2019 and 2018, respectively; 8,058,850 and 7,184,609 shares issued and outstanding at December 31, 2019 and 2018, respectively.	8	7
Additional paid-in capital	131,934	127,873
Accumulated other comprehensive income	65	71
Accumulated deficit	(127,332)	(124,153)
Subtotal	4,675	3,798
Noncontrolling interest	3,014	3,000
TOTAL STOCKHOLDERS’ EQUITY	7,689	6,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,629	$10,558

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
Net revenue:
Product revenues	$10,182	$5,457
Royalty and other revenues	152	230
Total net revenues	10,334	5,687

Cost of goods sold	4,250	2,484
Gross margin	6,084	3,203
Operating expenses:
Research and development	3,090	1,539
Depreciation and amortization	186	163
Selling, general and administrative	6,119	4,517
Change in fair value of contingent consideration	(156)	-
Total operating expenses	9,239	6,219
Loss from operations	(3,155)	(3,016)
Other income (expense):
Loss on extinguishment of debt	-	(199)
Interest expense	(195)	(172)
Interest income	-	4
Other expense, net	(54)	(35)
Loss before income taxes	(3,404)	(3,418)
Income tax benefit	225	93
Net loss	(3,179)	(3,325)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(241)	(77)
Net loss attributable to Nephros, Inc. shareholders	$(3,420)	$(3,402)

Net loss per common share, basic and diluted	$(0.45)	$(0.50)
Weighted average common shares outstanding, basic and diluted	7,542,299	6,846,669

Comprehensive loss:
Net loss	$(3,179)	$(3,325)
Other comprehensive loss, foreign currency translation adjustments, net of tax	(6)	(6)
Comprehensive loss	(3,185)	(3,331)
Comprehensive loss attributable to noncontrolling interest	(241)	(77)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(3,426)	$(3,408)

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2017	6,143,663	$6	$122,973	$77	$(121,106)	$1,950	$	$1,950
Net loss					(3,325)	(3,325)		(3,325)
Noncontrolling interest							3,000	3,000
Cumulative effect of adoption of ASC 606					278	278		278
Net unrealized losses on foreign currency translation, net of tax				(6)		(6)		(6)
Issuance of common stock, net of equity issuance costs of $19	937,846	1	3,777			3,778		3,778
Cashless exercise of options	2,471	-				-		-
Exercise of warrants	50,739	-	138			138		138
Noncash stock-based compensation			985			985		985
Balance, December 31, 2018	7,134,719	$7	$127,873	$71	$(124,153)	$3,798	$3,000	$6,798
Net loss					(3,179)	(3,179)		(3,179)
Net unrealized losses on foreign currency translation, net of tax				(6)		(6)		(6)
Issuance of common stock, net of equity issuance costs of $8	493,827	1	1,991			1,992		1,992
Issuance of vested restricted stock	44,270	-				-		-
Exercise of warrants	327,351	-	731			731		731
Exercise of stock option	4,166	-	21			21		21
Aggregate fractional shares cancelled due to reverse stock split	(594)	-	-			-		-
Noncash stock-based compensation			1,318			1,318	14	1,332
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(3,179)	$(3,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	24	29
Amortization of intangibles and license and supply agreement	176	134
Non-cash stock-based compensation, including stock options and restricted stock	1,332	985
Loss on extinguishment of debt	-	199
Inventory reserve	37	70
Allowance for doubtful accounts reserve	15	40
Amortization of debt discount	-	34
Change in fair value of contingent consideration	(156)	-
Accretion of contingent consideration	51	-
Loss on disposal of equipment	-	10
Loss on capital lease termination	-	11
Loss on foreign currency transactions	4	3
(Increase) decrease in operating assets:
Accounts receivable	392	(391)
Inventory	(735)	(1,082)
Prepaid expenses and other current assets	(265)	(284)
Operating right-of-use assets and operating lease liabilities	51	-
Other assets	(21)	-
Increase (decrease) in operating liabilities:
Accounts payable	119	(130)
Accrued expenses	(121)	35
Net cash used in operating activities	(2,276)	(3,662)
INVESTING ACTIVITIES:
Purchase of equipment	(14)	-
Acquisition of Aether, net of cash acquired	(137)	(991)
Net cash used in investing activities	(151)	(991)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of equity issuance costs of $8 and $19, respectively	1,992	3,778
Net (payments) proceeds from secured revolving credit facility	(431)	280
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	-	3,000
Proceeds from equipment financing	14	-
Principal payments on equipment financing debt	(2)	-
Payments on secured note payable	(214)	(149)
Payment of contingent consideration	(94)	-
Proceeds from issuance of secured note	-	1,187
Repayment of unsecured long term note payable	-	(1,187)
Proceeds from exercise of warrants	731	138
Proceeds from exercise of stock options	21	-
Net cash provided by financing activities	2,017	7,047
Effect of exchange rates on cash	(5)	(7)
Net (decrease) increase in cash	(415)	2,387
Cash, beginning of year	4,581	2,194
Cash, end of year	$4,166	$4,581
Supplemental disclosure of cash flow information
Cash paid for interest expense	$139	$150
Cash paid for income taxes	$5	$4
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for lease liability	$800	-
Fair value of contingent consideration related to the Aether Acquisition	$-	$499
Reclassification of capital lease to equipment	$-	$39

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

Beginning in 2009, Nephros introduced high performance liquid purification filters to meet the demand for water purification in certain medical markets. The Company’s filters, generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from waterborne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. The Company also develops and sells water filtration products for commercial applications, focusing on the hospitality and food service markets. The Company’s pathogen detection system is a portable, real-time system designed to provide actionable data for infection control teams on up to 15 different pathogens from a single water sample, in approximately one hour. The water filtration business is a reportable segment, referred to as the Water Filtration segment.

In July 2018, the Company formed a new subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its second-generation hemodiafiltration (“HDF”) system and other products focused on improving therapies for patients with renal disease. The Company transferred three patents to SRP, which were carried at zero book value. SRP is a reportable segment, referred to as the Renal Products segment.

On December 31, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Aether Agreement”) with Biocon 1, LLC and Aether Water Systems, LLC (collectively, “Aether”), and Gregory Lucas, the sole member of Aether. Pursuant to the terms of the Aether Agreement, the Company acquired 100% of the outstanding membership interests of Aether (the “Aether Acquisition”, which has also been previously referred to as the “Biocon Acquisition”).

The Company’s primary U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey, 07079, and at 3221 Polaris Avenue, Las Vegas, Nevada 89102. These locations house the Company’s corporate headquarters, research, manufacturing, and distribution facilities. In addition, the Company maintains small administrative offices in various locations in the United States and Ireland.

Note 2 - Summary of Significant Accounting Policies

Reverse Stock Split

On May 22, 2019, the Company’s Board of Directors authorized a 1-for-9 reverse stock split and approved an amendment to the Company’s Certificate of Incorporation to affect the 1-for-9 reverse split of the Company’s common stock, which was effected at 5:30 p.m. ET on July 9, 2019. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $5.58 per share for such fractional interests. All of the share and per share amounts discussed in the accompanying consolidated financial statements have been adjusted to reflect the effect of this reverse split.

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

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2019 presentation. The receivable related to the income tax benefit of approximately $93,000 recognized in the year ended December 31, 2018 previously presented in accounts receivable, net, at December 31, 2018 is now presented in prepaid expenses and other current assets.

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of approximately $127,332,000 as of December 31, 2019. On February 4, 2020, the Company completed a confidentially marketed underwritten public offering whereby the Company sold 937,500 shares of its common stock for aggregate net proceeds of approximately $6,765,000. The Company also has a loan agreement with a lender, which provides a secured asset-based revolving credit facility. This loan agreement was amended on December 20, 2019 to increase the borrowing capacity from $1,000,000 to $2,500,000.

In July 2018, the Company formed a new subsidiary, SRP, to drive the development of its second-generation HDF system and other products focused on improving therapies for patients with renal disease. On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3,000,000. As of the date of issuance of the accompanying consolidated financial statements, SRP has approximately $539,000 in cash. The proceeds of this private placement are restricted to SRP expenses and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP.

Based on cash that is available for Company operations and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. Additionally, management’s operating plans are designed to help control operating costs, to increase revenue and to raise additional capital until such time as the Company generates sufficient cash flows from operations. If there were a decrease in the demand for the Company’s products due to either economic or competitive conditions, or management were unable to achieve its plan, there could be a significant reduction in liquidity due to the possible inability of the Company to cut costs sufficiently.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” (“ASC 842”) which discusses how an entity should account for lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. The Company adopted the guidance on January 1, 2019 using the transition method provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” Under this transition method, the Company applied the new requirements to only those leases that existed as of January 1, 2019, rather than at the earliest comparative period presented in the financial statements. Prior periods will be presented under existing lease guidance. Upon transition, the Company applied the package of practical expedients permitted under the ASC 842 transition guidance. As a result, the Company did not reassess (1) whether expired or existing contracts contain leases under the new definition of a lease, including whether an existing or expired contract contains an embedded lease, (2) lease classification for expired or existing leases and (3) any initial direct costs of existing leases. As a result of the adoption of this guidance on January 1, 2019, the Company recorded right-of-use assets of approximately $613,000, net of approximately $8,000 of deferred rent liability, and lease liabilities of approximately $621,000. Adoption of the guidance did not have any impact on the Company’s consolidated statements of operations and comprehensive loss or cash provided by or used in operating, investing or financing activities on its consolidated statements of cash flows.

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

Major Customers

For the years ended December 31, 2019 and 2018, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2019	2018
A	19%	6%
B	17%	11%
C	10%	-%
D	10%	10%
E	4%	11%
Total	60%	38%

As of December 31, 2019 and 2018, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2019	2018
A	26%	5%
B	11%	1%
E	6%	11%
F	-%	15%
D	-%	11%
Total	43%	43%

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $25,000 and $15,000 as of December 31, 2019 and 2018, respectively. The increase of approximately $10,000 to the allowance for doubtful accounts was primarily due to provision for bad debt expense of approximately $15,000 for the year ended December 31, 2019 offset by write-offs of accounts receivable of approximately $5,000 which were fully reserved. For the year ended December 31, 2018, provision for bad debt expense was approximately $40,000.

Inventory

For all medical device products and some commercial products, the Company engages third parties to manufacture and package its finished goods, which are shipped to the Company for warehousing, until sold to distributors or end customers. As a result of the Aether Acquisition, some commercial products are manufactured at Company facilities. Inventory consists of finished goods and raw materials and is valued at the lower of cost or net realizable value using the first-in, first-out method.

The Company’s inventory reserve requirements are based on factors including product expiration dates and estimates for future sales of the product. If estimated sales levels do not materialize, the Company will make adjustments to its assumptions for inventory reserve requirements.

License and Supply Rights

The Company’s rights under the License and Supply Agreement with Medica are capitalized and stated at cost, less accumulated amortization, and are amortized using the straight-line method over the term of the License and Supply Agreement, which is from April 23, 2012 through December 31, 2025. The Company determines amortization periods for licenses based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental and regulatory issues, and contractual terms. See Note 10 – License and Supply Agreement, net for further discussion.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The Company adheres to Accounting Standards Codification (“ASC”) 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2019 and 2018.

Intangible Assets

The Company’s intangible assets include finite lived assets. Finite lived intangible assets, consisting of customer relationships, tradenames, service marks and domain names are amortized on a straight-line basis over the estimated useful lives of the assets.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired. In accordance with ASC 350, “Goodwill and Other Intangibles,” rather than recording periodic amortization, goodwill is subject to an annual assessment for impairment by applying a fair value based test. If the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. The Company reviews goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers.” ASC 606 prescribes a five-step model for recognizing revenue, which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as cost of goods sold and were approximately $90,000 and $45,000 for the years ended December 31, 2019 and 2018, respectively.

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

Amortization of Debt Issuance Costs and Debt Discounts

The Company accounts for debt issuance costs in accordance with ASC 835 which requires that costs paid directly to the issuer of a recognized debt liability be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company amortizes the debt discount, including debt issuance costs, in accordance with ASC 835 over the term of the associated debt. See Note 13 – Unsecured Promissory Notes and Warrants for a discussion of the Company’s prior unsecured long-term note payable.

Other Expense, net

Other expense, net, of approximately $54,000 and approximately $35,000 for the years ended December 31, 2019 and 2018, respectively, is primarily due to foreign currency transaction gains and losses.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018.

ASC 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740 utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit that is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2013. During the years ended December 31, 2019 and 2018, the Company recognized no adjustments for uncertain tax positions. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

The Company recognized an income tax benefit of approximately $225,000 and $93,000 for the years ended December 31, 2019 and 2018, respectively, from the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. These amounts are recorded on the consolidated financial statements as income tax benefit in the year they are earned. See Note 16 – Income Taxes for further discussion.

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

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	December 31,
	2019	2018
Shares underlying options outstanding	1,011,082	826,061
Shares underlying warrants outstanding	378,924	738,070
Unvested restricted stock	55,111	49,890

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

Recent Accounting Pronouncements, Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. The Company has assessed the impact of adopting this guidance and the adoption on January 1, 2020 will not have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for the Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company has assessed the impact of adopting this guidance and the adoption on January 1, 2020 will not have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company has assessed the impact of adopting this guidance and the adoption on January 1, 2020 will not have an impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606.” This guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company has assessed the impact of adopting this guidance and the adoption on January 1, 2020 will not have an impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Codification Improvements – Share-Based Consideration Payable to a Customer,” which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company has assessed the impact of adopting this guidance and the adoption on January 1, 2020 will not have an impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Note 3 – Aether Acquisition

On December 31, 2018, the Company completed the Aether Acquisition, which included the acquisition of 100% of the outstanding membership interests of Aether. The purpose of the Aether Acquisition was to accelerate growth and to expedite entry into additional markets.

Transaction costs associated with the Aether Acquisition of approximately $33,000 were recorded in selling, general and administrative expenses for the year ended December 31, 2018.

The Company has accounted for the Aether Acquisition as a business combination under the acquisition method of accounting.

The following is a summary of total consideration for the Aether Acquisition, including a final working capital adjustment during the year ended December 31, 2019 of approximately $11,000:

Total Consideration

Fixed purchase price	$1,070,000
Acquisition date fair value of contingent consideration	562,000
Total consideration[1]	$1,632,000

1Total consideration of $1,632,000 consists of $5,000 in accrued expenses, $137,000 in working capital payments, $499,000 of contingent consideration liabilities, and an upfront payment of $991,000, of which $250,000 was placed in escrow as of the date of the acquisition. Of the $250,000 placed in escrow, $187,000 and $63,000 are included in fixed purchase price and acquisition date fair value of contingent consideration, respectively, in the total consideration table presented above.

The Company has allocated the total consideration for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

The following is a summary of the purchase price allocation for the Aether Acquisition. Changes to the purchase price allocation from amounts reported in the Company’s consolidated financial statements for the year ended December 31, 2018 were due to the final working capital adjustment.

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

Estimated aggregate amortization expense for each of the next four years is estimated to be approximately $42,000, followed by approximately $32,000 in the fifth year.

The estimated fair value of the identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the purchase price allocation and in determining the purchase price were based on the Company’s best estimates as of December 31, 2018, the closing date of the Aether Acquisition.

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

Unaudited Pro Forma Results of Operations

The following table reflects the unaudited pro forma combined results of operations for the year ended December 31, 2018 (assuming the closing of the Aether Acquisition occurred on January 1, 2017):

Year Ended December 31, 2018
Total revenues	$6,412,000
Net loss attributable to Nephros, Inc	$(3,158,000)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Aether Acquisition taken place on January 1, 2017. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects the following adjustments:

●	Adjustment to amortization expense for the year ended December 31, 2018 of approximately $21,000 related to identifiable intangible assets acquired;
●	Adjustment, net of a reduction, to depreciation expense for the year ended December 31, 2018 of approximately $10,000 related to equipment acquired and for which the capitalization policy and useful lives were adjusted based on the Company’s policy;
●	Adjustment to selling, general and administrative expense related to transaction costs directly attributable to the Aether Acquisition, including the elimination of $33,000 of expenses incurred in the year ended December 31, 2018;
●	Eliminate interest expense in the historical Aether results of operations and eliminate interest income in the Company’s historical results of operations, each of which was approximately $4,000 for the year ended December 31, 2018, which interest was related to a lease that was terminated as of the acquisition; and
●	Eliminate sales, and related cost of goods, for products sold by Aether to the Company, with a gross margin impact of approximately $5,000 for the year ended December 31, 2018.

Note 4 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns at December 31, 2019 or 2018. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenue recognized for the years ended December 31, 2019 and 2018 is comprised of:

	Years Ended December 31,
	2019	2018
Royalty revenue under the Sublicense Agreement with CamelBak (1)	$16,000	$100,000
Royalty revenue under the License Agreement with Bellco	59,000	101,000
Other revenue	77,000	29,000
Total royalty and other revenue	$152,000	$230,000

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under the Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the Company’s individual water treatment device. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and if such fees are not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, Camelbak has no further minimum fee obligation.

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

The Company recognized royalty income from Bellco pursuant to the License Agreement for the years ended December 31, 2019 and 2018 of approximately $59,000 and $101,000, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2019:
Total contingent consideration liability	$-	$-	$300,000	$300,000

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the year ended December 31, 2019:

Contingent Consideration
Balance as of December 31, 2018	$499,000
Payments against contingent consideration	(94,000)
Change in fair value of contingent consideration liability	(156,000)
Accretion of contingent consideration liability	51,000
Balance as of December 31, 2019	$300,000

Accretion expense of approximately $51,000 is included in interest expense on the accompanying consolidated statement of operation and comprehensive loss for the year ended December 31, 2019.

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

There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2019.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable as of December 31, 2019 and 2018 and the carrying amounts of equipment financing debt and operating lease liabilities as of December 31, 2019 approximate fair value as of December 31, 2019 and 2018 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

See Note 3 – Aether Acquisition for the allocation of the total consideration for the Aether Acquisition based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

Note 6 - Inventory, net

The Company’s inventory components as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Finished goods	$2,248,000	$1,633,000
Raw material	359,000	280,000
Less: inventory reserve	(45,000)	(49,000)
Total inventory, net	$2,562,000	$1,864,000

Note 7- Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Prepaid insurance premiums	$40,000	$45,000
Deposit for future services	200,000	200,000
Receivable related to the sale of net operating loss and research and development credit carryforwards	225,000	93,000
Other	61,000	31,000
Prepaid expenses and other current assets	$526,000	$369,000

Note 8 - Property and Equipment, Net

Property and equipment as of December 31, 2019 and 2018 was as follows:

		December 31,
	Life	2019	2018
Manufacturing equipment	3-7 years	$782,000	$768,000
Research equipment	5 years	37,000	37,000
Computer equipment	3-4 years	43,000	43,000
Furniture and fixtures	7 years	37,000	37,000
Property and equipment, gross		899,000	885,000
Less: accumulated depreciation		(818,000)	(794,000)
Property and equipment, net		$81,000	$91,000

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. Depreciation expense for the years ended December 31, 2019 and 2018 was approximately $24,000 and $29,000, respectively. Approximately $14,000 of depreciation expense has been recognized in cost of goods sold for the year ended December 31, 2019. There was no depreciation recognized in cost of goods sold for the year ended December 31, 2018.

Note 9 – Intangible Assets and Goodwill

Intangible Assets

The following table shows the gross carrying values and accumulated amortization of the Company’s intangible assets by type as of December 31, 2019:

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Tradenames, service marks and domain names	$50,000	$(10,000)	$40,000
Customer relationships	540,000	(32,000)	508,000
Total intangible assets	$590,000	$(42,000)	$548,000

The Company recognized amortization expense of approximately $42,000 for the year ended December 31, 2019 in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

As of December 31, 2019, future amortization expense for the next five years is estimated to be:

2020	$42,000
2021	$42,000
2022	$42,000
2023	$42,000
2024	$32,000

The Company did not recognize any intangible asset impairment charges during the year ended December 31, 2019.

Goodwill

Goodwill had a carrying value on the Company’s consolidated balance sheets of approximately $759,000 and $748,000 at December 31, 2019 and 2019, respectively. As a result of a final working capital adjustment, goodwill increased approximately $11,000 during the year ended December 31, 2019. Goodwill has been allocated to the Water Filtration segment. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2019 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

Note 10 – License and Supply Agreement, net

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

In exchange for the license, the gross value of the intangible asset capitalized was approximately $2,250,000. License and supply agreement, net, on the consolidated balance sheet is approximately $804,000 and $938,000 as of December 31, 2019 and 2018, respectively. Accumulated amortization is approximately $1,446,000 and $1,312,000 as of December 31, 2019 and 2018, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $134,000 was recognized in each of the years ended December 31, 2019 and 2018 on the consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the year ended December 31, 2019. For the year ended December 31, 2018, approximately $13,000 of interest expense was recognized on the consolidated statement of operations and comprehensive loss.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $273,000 and $161,000 for the year ended December 31, 2019 and 2018, respectively, was recognized as royalty expense and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $83,000 and $50,000 are included in accounts payable as of December 31, 2019 and 2018, respectively.

Note 11 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Tech Capital, LLC (“Tech Capital”). The Loan Agreement initially provided for a secured asset-based revolving credit facility of up to $1,000,000, which the Company may draw upon and repay from time to time during the term of the Loan Agreement. On December 20, 2019, the Company and Tech Capital entered into a First Modification to the Loan Agreement (“the Amendment”). The Amendment increased the senior secured asset-based revolving credit facility from $1,000,000 to $2,500,000.

The outstanding principal balance of the Loan Agreement was approximately $560,000 and $991,000 as of December 31, 2019 and 2018, respectively. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months and, as a result of the Amendment, will automatically renew for successive 12-month periods, measured from the date of the Amendment. Availability under the Loan Agreement will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Loan Agreement accrue interest, which is payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate is not less than 4.25% per annum and provided that such monthly interest payment is not less than $6,500. As of December 31, 2019, the current interest rate was 8.25% per annum.

The Company also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Loan Agreement. In addition, Nephros International Limited, the Company’s wholly-owned subsidiary, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

As a result of the Amendment, the Company was required to pay to Tech Capital 0.50% of the maximum amount of credit available under the Loan Agreement and on each anniversary thereof while there remain outstanding amounts under the Loan Agreement.

For the years ended December 31, 2019 and 2018, approximately $67,000 and $22,000, respectively, was recognized as interest expense on the consolidated statement of operations and comprehensive loss. Included in interest expense was approximately $14,000 of fees related to the Amendment. As of December 31, 2019, approximately $7,000 of the $67,000 of interest expense incurred for the year ended December 31, 2019 is included in accrued expenses on the consolidated balance sheet. As of December 31, 2018, approximately $2,000 of the $22,000 of interest expense incurred for the year ended December 31, 2018 is included in accrued expenses on the consolidated balance sheet.

Note 12 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital, LLC (“Tech Capital”) for a principal amount of $1,187,000. The Company used the proceeds from the Secured Note to repay the Company’s 11% unsecured promissory notes issued in June 2016 pursuant to the Note and Warrant Agreement (see Note 13 – Unsecured Promissory Notes and Warrants). As of December 31, 2019 and 2018, the principal balance of the Secured Note was approximately $824,000 and $1,038,000, respectively.

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan Agreement (see Note 11 – Secured Revolving Credit Facility). An event of default under such Loan Agreement will be an event of default under the Secured Note and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note will also be due.

During the years ended December 31, 2019 and 2018, the Company made payments under the Secured Note of approximately $289,000 and $216,000, respectively. Included in the total payments made, approximately $75,000 and $67,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2019 and 2018, respectively. Debt issuance costs of approximately $6,000 were recognized as interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

As of December 31, 2019, future principal maturities are as follows:

2020	$211,000
2021	249,000
2022	269,000
2023	95,000
Total	$824,000

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

On March 30, 2018, the principal balance of the notes, along with the remaining accrued interest of approximately $43,000, was repaid in full. Approximately $30,000 of the approximately $43,000 was recognized as interest expense on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. The remaining approximately $13,000 was accrued in the prior year. The remaining debt discount of approximately $199,000 was recorded as loss on extinguishment of debt in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

For the year ended December 31, 2018, approximately $34,000 was recognized as amortization of debt discount and is included in interest expense on the consolidated statement of operations and comprehensive loss.

For the year ended December 31, 2018, the amount of interest expense recognized related to related parties comprised of entities controlled by a member of management and by Lambda Investors, LLC, the Company’s largest stockholder, was approximately $1,000.

Note 14 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of approximately 1 year to 5 years.

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the consolidated balance sheet as of December 31, 2019 and 2018. The Company uses this facility to house its corporate headquarters and research facilities.

The Company entered into an operating lease that began in February 2019 for 211 Donelson Pike, Nashville, Tennessee 37214, for office space. The rental agreement expires in January 2021 with a monthly cost of approximately $850. Approximately $1,000 related to a security deposit for this office facility is classified as other assets on the consolidated balance sheet as of December 31, 2019.

The Company entered into an operating lease in March 2019 for approximately 16,000 total square feet of office space at 3221 Polaris Avenue, Las Vegas, Nevada 89118. The rental agreement commenced in June 2019 and expires in August 2024 with a monthly cost of approximately $15,000. The Company recognized a ROU asset and lease liability of approximately $800,000 as a result of this lease. Approximately $20,000 related to a security deposit for this office facility is classified as other assets on the consolidated balance sheet as of December 31, 2019.

As of August 31, 2019, the Company terminated its rental agreement for 591 East Sunset Road, Henderson, Nevada 89011, which consisted of approximately 8,000 total square feet of space. In connection with the lease termination, the Company and the lessor agreed to a lease termination penalty of $27,000. For the year ended December 31, 2019, the Company paid a lease termination liability of $20,000, consisting of the $27,000 lease termination penalty offset partially by a security deposit of $7,000. The $20,000 loss on lease termination is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2019.

The lease agreement for the Company’s office space in Ireland was entered into on August 1, 2019 and includes a twelve-month term.

The Company also has lease agreements for an automobile and office equipment.

Prior to the adoption of ASC 842, operating lease expense of approximately $162,000 was recognized in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2018.

Operating lease expense was approximately $301,000 for the year ended December 31, 2019 in the Company’s consolidated statement of operations and comprehensive loss and includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

Supplemental cash flow information related to leases was as follows:

Year ended December 31, 2019
Operating activities:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$251,000

Noncash investing and financing activities:
ROU assets obtained in exchange for lease liability
Operating leases	$800,000

Supplemental balance sheet information related to leases was as follows:

December 31, 2019

Operating ROU assets	$1,106,000

Current portion of operating lease liabilities	$262,000
Operating lease liabilities, net of current portion	889,000
Total operating lease liabilities	$1,151,000

Weighted average remaining lease term, operating leases	4.0 years

Weighted average discount rate, operating leases	8.0%

As of December 31, 2019, maturities of lease liabilities were as follows:

2020	$339,000
2021	333,000
2022	329,000
2023	201,000
2024	137,000
Total future minimum lease payments	1,339,000
Less imputed interest	(188,000)
Total	$1,151,000

Note 15 - Accrued Expenses

Accrued expenses as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Accrued legal	$14,000	$90,000
Accrued sales commission	50,000	42,000
Accrued research and development	-	65,000
Accrued accounting	-	8,000
Accrued interest	7,000	2,000
Accrued other	65,000	189,000
	$136,000	$396,000

Note 16 - Income Taxes

The income tax benefit attributable to loss before income taxes for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended December 31,
	2019	2018
Current:
State	$(225,000)	$(93,000)
Total current tax benefit	(225,000)	(93,000)
Total deferred tax benefit	-	-
Income tax benefit	$(225,000)	$(93,000)

A reconciliation of the income tax benefit computed at the statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended December 31,
	2019	2018
U.S. federal statutory rate	21.00%	21.00%
State taxes	(8.30)%	5.25%
Sale of NJ NOLS and credits	5.22%	(2.78)%
Expired NOLs and credits	(31.19)%	-%
Stock based compensation	(3.21)%	(1.96)%
Federal research and development credits	4.93%	2.28%
Other	(2.96)%	(0.11)%
Valuation allowance	21.12%	(26.46)%
Effective tax rate	6.61%	(2.78)%

Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$18,060,000	$18,671,000
Research and development credits	1,459,000	1,399,000
Nonqualified stock option compensation expense	515,000	497,000
Other temporary book - tax differences	28,000	58,000
Total deferred tax assets	20,062,000	20,625,000

Deferred tax liabilities:
Fixed and intangible asset basis difference	(134,000)	(21,000)
Total deferred tax liabilities	(134,000)	(21,000)

Deferred tax assets (liabilities), net	19,928,000	20,604,000
Valuation allowance for deferred tax assets	(19,928,000)	(20,604,000)
Deferred tax assets (liabilities), net after valuation allowance	$-	$-

During the years ended December 31, 2019 and 2018, the Company recorded an income tax benefit of approximately $225,000 and $93,000, respectively, due to the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. These amounts are recorded in the consolidated financial statements as an income tax benefit in the year they are earned. As a result of the sale of net operating loss and research and development credit carryforwards during these years, the Company’s deferred tax assets decreased by approximately $239,000 and $99,000, respectively. The gross amounts of the net operating loss and research and development credit carryforwards that were sold during the years ended December 31, 2019 and 2018 were approximately $2,193,000 and $613,000, respectively, and $41,000 and $44,000, respectively.

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required. The Company’s valuation allowance decreased approximately $676,000 from December 31, 2018 to December 31, 2019.

At December 31, 2019, the Company had Federal income tax net operating loss carryforwards of $78,650,000 and New Jersey income tax net operating loss carryforwards of $35,000. Foreign income tax net operating loss carryforwards were $7,286,000 as of December 31, 2019. The Company had Federal research and development tax credit carryforwards of $1,289,000 and $1,330,000 at December 31, 2019 and 2018, respectively. The Company also had state research and development tax credit carryforwards of $78,000 and $42,000 at December 31, 2019 and 2018, respectively. The Company’s net operating losses and research and development tax credits may ultimately be limited by Section 382 of the Internal Revenue Code and, as a result, it may be unable to offset future taxable income (if any) with losses, or its tax liability with credits, before such losses and credits expire. Included in the Federal net operating loss carryforwards are $3,015,000 of losses generated from 2018 onward that have an indefinite carryover period. The remaining Federal and New Jersey net operating loss carryforwards and Federal and New Jersey tax credit carryforwards will expire at various times between 2020 and 2038 unless utilized.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2015 and does not anticipate a change in its uncertain tax positions within the next twelve months. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 17 - Stock Plans and Share-Based Payments

Stock Plans

In 2015, the Board of Directors adopted the Nephros, Inc. 2015 Equity Incentive Plan (“2015 Plan”) and reserved and authorized 777,777 shares of common stock for issuance pursuant to stock options, restricted stock and other equity incentive awards to the Company’s employees, directors and consultants. In December 2017, the Board of Directors approved an amendment to the 2015 Plan increasing the number of shares of common stock authorized thereunder to 1,111,110 shares and in May 2019, the Board of Directors approved an amendment to the 2015 Plan increasing the number of shares of common stock authorized thereunder to 1,333,332. The maximum contractual term for stock options granted under the 2015 Plan is 10 years.

As of December 31, 2019, options to purchase 892,926 shares of common stock had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between April 15, 2025 and December 16, 2029. As of December 31, 2019, options to purchase 3,334 shares of common stock issued to non-employees under the 2015 Plan were outstanding and will expire on May 31, 2021. Taking into account all options and restricted stock granted under the 2015 Plan, there are 29,516 shares available for future grant under the 2015 Plan. Options currently outstanding are fully vested or will vest upon a combination of the following: immediate vesting, performance-based vesting or straight-line vesting of two or four years. Of the 896,260 options outstanding as of December 31, 2019, 130,354 options vested on February 1, 2020 as specified performance criteria were met as of December 31, 2019.

The Company’s previously adopted and approved plan, the 2004 Stock Incentive Plan (“2004 Plan”), expired in the year ended December 31, 2014. As of December 31, 2019, options to purchase 65,097 shares of common stock had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between January 8, 2020 and March 26, 2024. As of December 31, 2019, 49,725 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between March 24, 2021 and November 17, 2024. No shares are available for future grants under the 2004 Plan. Options currently outstanding are fully vested.

Stock Options

The Company has elected to recognize forfeitures as they occur. Stock-based compensation expense recognized for the years ended December 31, 2019 and 2018 was approximately $867,000 and $525,000, respectively.

Approximately $802,000 and $500,000 has been recognized in selling, general and administrative expenses on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2019 and 2018, respectively. Approximately $65,000 and $25,000 has been recognized in research and development expenses on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the option activity for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	752,367	$4.91
Options granted	126,952	5.57
Options forfeited or expired	(42,147)	4.14
Options exercised	(11,111)	2.70
Outstanding at December 31, 2018	826,061	$5.04
Options granted	218,290	7.26
Options forfeited or expired	(29,103)	6.72
Options exercised	(4,166)	5.13
Outstanding at December 31, 2019	1,011,082	$5.51

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2019 and 2018:

	Shares	Weighted Average Exercise Price
Exercisable at December 31, 2018	297,532	$5.82
Vested and expected to vest at December 31, 2018	795,406	$5.10
Exercisable at December 31, 2019	551,948	$5.20
Vested and expected to vest at December 31, 2019	984,452	$5.50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2019	2018
Stock Price Volatility	81.73%	92.42%
Risk-Free Interest Rates	1.93%	2.71%
Expected Life (in years)	6.13	6.15
Expected Dividend Yield	0%	0%

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

The weighted-average fair value of options granted in 2019 and 2018 is $5.05 and $4.32, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2019 were approximately $4,532,000 and $4,423,000, respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest as of December 31, 2019 was 6.89 years.

During the year ended December 31, 2019, stock options to purchase 4,166 shares of the Company’s common stock were exercised by a member of management for proceeds of approximately $21,000, resulting in the issuance of 4,166 shares of the Company’s common stock.

The aggregate intrinsic values of stock options outstanding and of stock options vested or expected to vest as of December 31, 2018 were approximately $441,000 and $421,000, respectively. The weighted-average remaining contractual life of options vested or expected to vest as of December 31, 2018 was 7.24 years.

During the year ended December 31, 2018, stock options to purchase 11,111 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 2,471 shares of the Company’s common stock.

As of December 31, 2019, there was approximately $1,424,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.9 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors. The grant date fair value of restricted stock is based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	88,821	$4.50
Granted	49,890	5.58
Vested	(83,725)	4.50
Forfeited	(5,096)	4.50
Nonvested at December 31, 2018	49,890	5.58
Granted	55,111	8.57
Vested	(45,160)	5.58
Forfeited	(4,730)	5.58
Nonvested at December 31, 2019	55,111	$8.57

The total fair value of restricted stock that vested during the years ended December 31, 2019 and 2018 was approximately $252,000 and $377,000, respectively.

Total stock-based compensation expense for the restricted stock granted to employees and non-employee directors was approximately $451,000 and $460,000, respectively, for the years ended December 31, 2019 and 2018. Approximately $367,000 and $416,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2019 and 2018, respectively. Approximately $84,000 and $44,000 is included in research and development expenses on the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was approximately $52,000 of unrecognized compensation expense related to the restricted stock awards, which is expected to be recognized over the next six months.

The aggregate shares of common stock legally issued and outstanding as of December 31, 2019 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. During the year ended December 31, 2019, SRP granted stock options to purchase 23,040 shares of common stock to its directors and one employee. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the year ended December 31, 2019 was approximately $88,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below weighted average assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted by SRP during the year ended December 31, 2019.

Weighted Average Assumptions for Option Grants
Stock Price Volatility	92.4%
Risk-Free Interest Rates	2.3%
Expected Life (in years)	6.10
Expected Dividend Yield	-%

Stock-based compensation expense related to the SRP stock options was approximately $14,000 for the year ended December 31, 2019, respectively. For the year ended December 31, 2019, approximately $4,000 and $10,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of December 31, 2019.

Note 18 - Stockholders’ Equity

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

July 2015 Purchase Agreement and Registration Rights Agreement

On July 24, 2015, the Company entered into both a securities purchase agreement and registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the securities purchase agreement, the Company had the right to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $10.0 million in shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 4, 2015. Pursuant to the securities purchase agreement, during the nine months ended September 30, 2018, the Company issued and sold approximately 211,111 shares of its common stock to Lincoln Park. The issuance of the common shares to Lincoln Park resulted in gross proceeds of $854,000 for the nine months ended September 30, 2018. The securities purchase agreement expired on September 4, 2018.

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

The noncontrolling interest in SRP held by holders of the Series A Preferred has been classified as equity on the accompanying consolidated balance sheet, as the noncontrolling interest is redeemable only upon the occurrence of events that are within the control of the Company.

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. As of December 31, 2019 and 2018, all of the Company’s outstanding warrants are classified as equity.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2019 and 2018:

			Exercise	Total Common Shares Issuable as of December 31,
Title of Warrant	Date Issued	Expiry Date	Price	2019	2018
Equity-classified warrants

May 2015 – private placement warrants	5/18/2015	5/18/2020	$7.65	89,438	101,917
June 2016 – Note and Warrant Agreement	6/7/2016	6/7/2021	$2.70	127,121	253,790
March 2017 – private placement warrants	3/22/2017	3/22/2022	$2.70	162,365	382,363
Total				378,924	738,070

The weighted average exercise price of the outstanding warrants was $3.87 as of December 31, 2019 and $3.38 as of December 31, 2018.

Warrants Exercised During 2019 and 2018

During the year ended December 31, 2019, warrants to purchase 359,146 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $731,000 and the issuance of 327,351 shares of the Company’s common stock. Of the warrants exercised during the year ended December 31, 2019, warrants to purchase 111,114 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 79,316 shares of the Company’s common stock. Of the warrants exercised during the year ended December 31, 2019, warrants to purchase 4,444 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $12,000.

During the year ended December 31, 2018, warrants to purchase 50,739 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $138,000 and the issuance of 50,739 shares of the Company’s common stock. Of the warrants exercised during the year ended December 31, 2018, warrants to purchase 8,147 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $22,000.

Note 19 – Savings Incentive Match Plan

On January 1, 2017, the Company established a Savings Incentive Match Plan for Employees Individual Retirement Account (SIMPLE IRA), which covers all employees. The SIMPLE IRA Plan provides for voluntary employee contributions up to statutory IRA limitations. The Company matches 100% of employee contributions to the SIMPLE IRA Plan, up to 3% of each employee’s salary. The Company contributed and expensed approximately $69,000 and $52,000 to this plan in 2019 and 2018, respectively.

Note 20 - Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 10 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2019, the Company agreed to make minimum annual aggregate purchases from Medica of €3,000,000 (approximately $3,400,000). For the year ended December 31, 2019, the Company’s aggregate purchase commitments totaled approximately €5,699,000 (approximately $6,382,000).

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s approximate minimum contractual obligations and commercial commitments as of December 31, 2019:

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Minimum Purchase Commitments[1]	$24,000,000	$3,500,000	$7,600,000	$8,400,000	$4,500,000
Leases[2]	1,339,000	339,000	662,000	338,000	-
Total	$25,339,000	$3,839,000	$8,262,000	$8,738,000	$4,500,000

1 Reflects minimum purchase commitments pursuant to the License and Supply agreement with Medica.

2 In addition to lease obligations for office space, these obligations include a lease for various office equipment which expires in 2020 and an automobile lease which expires in 2021. See Note 14 – Leases for further discussion.

Note 21 – Segment Reporting

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

The accounting policies for the Company’s segments are the same as those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” of this Annual Report on Form 10-K and Note 2 – Summary of Significant Accounting Policies.

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Year Ended December 31, 2019
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$10,334,000	$-	$10,334,000
Gross margin	6,084,000	-	6,084,000
Research and development expenses	1,717,000	1,373,000	3,090,000
Depreciation and amortization expense	186,000	-	186,000
Selling, general and administrative expenses	5,960,000	159,000	6,119,000
Change in fair value of contingent consideration	(156,000)	-	(156,000)
Total operating expenses	7,707,000	1,532,000	9,239,000
Loss from operations	$(1,623,000)	$(1,532,000)	$(3,155,000)

	Year Ended December 31, 2018
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$5,687,000	$-	$5,687,000
Gross margin	3,203,000	-	3,203,000
Research and development expenses	808,000	731,000	1,539,000
Depreciation and amortization expense	163,000	-	163,000
Selling, general and administrative expenses	4,340,000	177,000	4,517,000
Total operating expenses	5,311,000	908,000	6,219,000
Loss from operations	$(2,108,000)	$(908,000)	$(3,016,000)

As of December 31, 2019, approximately $945,000 of total assets are in the Renal Products segment. The $945,000 consists primarily of the remaining cash received of approximately $733,000 from the sale of Series A Preferred during the year ended December 31, 2019 and prepaid expenses and other current assets of approximately $200,000.

As of December 31, 2018, approximately $2,500,000 of total assets are in the Renal Products segment. The $2,500,000 consisted of the remaining cash received of approximately $2,300,000 from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of approximately $200,000.

Note 22 – Subsequent Event

On January 31, 2020, the Company announced the sale of 937,500 shares of common stock through a confidentially marketed underwritten public offering at a price of $8.00 per share. The transaction closed on February 4, 2020 with aggregate proceeds of $7,500,000 and net proceeds after underwriting discounts and offering expenses of approximately $6,765,000. The shares were offered pursuant to an effective shelf registration statement on Form S-3 (File No. 333-234528) that was previously filed with the Securities and Exchange Commission and declared effective on December 6, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants during 2019 or 2018.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on our assessment, management concluded that as of December 31, 2019, our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Proposal No. 1 – Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Compensation Matters” in the 2020 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Stock Ownership of Management and Principal Stockholders” and “Compensation Matters” in the 2020 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the 2020 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in the 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

Report of independent registered public accounting firm.
Consolidated balance sheets as of December 31, 2019 and 2018.
Consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018.
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2019 and 2018.
Consolidated statements of cash flows for the years ended December 31, 2019 and 2018.
Notes to consolidated financial statements.

(2) Exhibits:

Exhibit No.	Description
3.1	Conformed Copy of the Fourth Amended and Restated Certificate of Incorporation, incorporating those Certificates of Amendment dated June 4, 2007; June 29, 2007; November 13, 2007; October 23, 2009; March 10, 2011; March 11, 2011 and July 8, 2019, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Quarterly Report on Form 10-K for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019.

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007.

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Form of Warrant to Purchase Common Stock issued to various investors, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2015.

4.3	Form of Common Stock Purchase Warrant issued June 3 and 9, 2016, incorporated by reference to Exhibit 4.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

4.4	Form of Warrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

4.5	Description of Capital Stock. *

10.1	Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004. †

10.2	Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the SEC on August 5, 2005. †

10.3	Amendment No. 2 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007. †

10.4	Amendment No. 3 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.51 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 †

10.5	Amendment No. 4 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on December 2, 2010. †

10.6	Amendment No. 5 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Appendix A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on April 11, 2013. †

10.7	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan, dated June 14, 2013, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013. †

10.8

Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.9	Form of Incentive Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.10	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.11	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.12	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.13	Employment Agreement, dated April 15, 2015, between the Registrant and Daron Evans, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 21, 2015. †

10.14	First Amendment to Employment Agreement, dated April 15, 2019, between the Registrant and Daron Evans, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2019. †

10.15	Letter Agreement dated February 10, 2017, between Andrew Astor and the Registrant, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 14, 2017. †

10.16	Nephros, Inc. Director Compensation Policy, incorporated by reference to Exhibit 10.15 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

10.17	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and the Registrant incorporated by reference to Exhibit 10.41 to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

10.18	License Agreement, dated July 1, 2011, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 27, 2011.

10.19	First Amendment to License Agreement, dated February 19, 2014, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 25, 2014.

10.20	License and Supply Agreement, dated April 23, 2012, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2012.

10.21	Second Amendment to License and Supply Agreement, dated May 4, 2015, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

10.22	Third Amendment to License and Supply Agreement, dated May 5, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.23	Fourth Amendment to License and Supply Agreement, dated September 26, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 27, 2017.

10.24	Sublicense Agreement, dated May 6, 2015, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.+

10.25	Second Amendment to Sublicense Agreement, dated January 30, 2019, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.24 to Nephros, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019.

10.26	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007.

10.27	Form of Registration Rights Agreement, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.28	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.29	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.30	Registration Rights Agreement, dated November 12, 2013, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.

10.31	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

10.32	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.33	First Amendment to Registration Rights Agreement, dated September 23, 2014, between the Registrant and Lambda Investors LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.34	Securities Purchase Agreement, dated May 12, 2015, among the Registrant and various accredited investors, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2015.

10.35	Form of Note and Warrant Purchase Agreement entered into on June 3, 2016, between the Registrant and the purchasers of the Notes and Warrants sold by the Registrant on June 3 and 9, 2016, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

10.36	Securities Purchase Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.37	Registration Rights Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.38	Loan and Security Agreement dated August 17, 2017, between the Registrant and Tech Capital, LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on August 23, 2017.

10.39	First Modification to Loan and Security Agreement, dated December 20, 2019, between the Registrant and Tech Capital, LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 26, 2019.

10.40	Secured Promissory Note dated March 27, 2018, between the Registrant and Tech Capital, LLC, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 30, 2018.

10.41	Form of Stock Purchase Agreement, dated April 10, 2018, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2018.

10.42	Series A Preferred Stock Purchase Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.43	Amended and Restated Certificate of Incorporation for Specialty Renal Products, Inc., dated September 5, 2018, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.44	Amendment dated December 10, 2018, to Amended and Restated Certificate of Incorporation of Specialty Renal Products, Inc., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2018.

10.45	Investor Rights Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.46	Voting Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.47	Right of First Refusal and Co-Sale Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.48	Membership Interest Purchase Agreement, dated December 31, 2018, by and among the Registrant, Biocon 1, LLC, Aether Water Systems, LLC, and Gregory Lucas, incorporated by reference to Exhibit 10.48 to Nephros, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019.+

10.49	Stock Purchase Agreement dated May 15, 2019, among the Registrant and the purchasers identified therein, incorporated by reference to Exhibit 10.1 of Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 16, 2019.

21.1	List of Subsidiaries of Nephros, Inc. *

23.1	Consent of Moody Famiglietti & Andronico, LLP Independent Registered Public Accounting Firm. *

24.1	Power of Attorney (included on the signature page). *

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: February 27, 2020
	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Daron Evans, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daron Evans	Director, President and Chief Executive Officer	February 27, 2020
Daron Evans	(Principal Executive Officer)

/s/ Andrew Astor	Chief Operating Officer & Chief Financial Officer	February 27, 2020
Andrew Astor	(Principal Financial and Accounting Officer)

/s/ Arthur H. Amron	Director	February 27, 2020
Arthur H. Amron

/s/ Paul A. Mieyal	Director	February 27, 2020
Paul A. Mieyal

/s/ Malcolm Persen	Director	February 27, 2020
Malcolm Persen

/s/ Oliver Spandow	Director	February 27, 2020
Oliver Spandow

/s/ Alisa Lask	Director	February 27, 2020
Alisa Lask

/s/ Thomas Gwydir	Director	February 27, 2020
Thomas Gwydir

