Form 10-Q
period 2020-03-31
NEPHROS INC
filed 2020-05-06
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

As of May 1, 2020, 9,029,162 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$8,962	$4,166
Accounts receivable, net	1,597	1,045
Inventory, net	3,649	2,562
Prepaid expenses and other current assets	601	526
Total current assets	14,809	8,299
Property and equipment, net	76	81
Lease right-of-use assets	1,253	1,106
Intangible assets, net	538	548
Goodwill	759	759
License and supply agreement, net	770	804
Other assets	89	32
TOTAL ASSETS	$18,294	$11,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$495	$560
Current portion of secured note payable	215	211
Accounts payable	1,575	959
Accrued expenses	308	136
Contingent consideration	203	300
Current portion of lease liabilities	312	262
Total current liabilities	3,108	2,428
Secured note payable, net of current portion	553	613
Equipment financing, net of current portion	9	10
Lease liabilities, net of current portion	988	889
TOTAL LIABILITIES	4,658	3,940

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at March 31, 2020 and December 31, 2019; 9,016,550 and 8,058,850 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	9	8
Additional paid-in capital	138,953	131,934
Accumulated other comprehensive income	64	65
Accumulated deficit	(128,430)	(127,332)
Subtotal	10,596	4,675
Noncontrolling interest	3,040	3,014
TOTAL STOCKHOLDERS’ EQUITY	13,636	7,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,294	$11,629

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenue:
Product revenues	$2,475	$1,729
Royalty and other revenues	54	40
Total net revenues	2,529	1,769
Cost of goods sold	1,038	771
Gross margin	1,491	998
Operating expenses:
Research and development	563	756
Depreciation and amortization	46	50
Selling, general and administrative	1,950	1,503
Change in fair value of contingent consideration	(42)	(10)
Total operating expenses	2,517	2,299
Loss from operations	(1,026)	(1,301)
Other (expense) income:
Interest expense	(43)	(46)
Interest income	1	-
Other expense, net	(30)	(2)
Net loss	(1,098)	(1,349)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(59)	(59)
Net loss attributable to Nephros, Inc. shareholders	(1,157)	(1,408)

Net loss per common share, basic and diluted	$(0.13)	$(0.20)
Weighted average common shares outstanding, basic and diluted	8,590,230	7,129,665

Comprehensive loss:
Net loss	(1,098)	(1,349)
Other comprehensive loss, foreign currency translation adjustments, net of tax	(1)	(3)
Comprehensive loss	(1,099)	(1,352)
Comprehensive loss attributable to noncontrolling interest	(59)	(59)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,158)	$(1,411)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689
Net loss					(1,098)	(1,098)		(1,098)
Net unrealized losses on foreign currency translation, net of tax				(1)		(1)		(1)
Issuance of common stock, net of equity issuance costs of $729	937,500	1	6,770			6,771		6,771
Exercise of warrants	18,889		51			51		51
Exercise of options	556		2			2		2
Cashless exercise of options	755
Noncash stock-based compensation			196			196	26	222
Balance, March 31, 2020	8,961,439	$9	$138,953	$64	$(128,430)	$10,596	$3,040	$13,636

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2018	7,134,719	$7	$127,873	$71	$(124,153)	$3,798	$3,000	$6,798
Net loss					(1,349)	(1,349)		(1,349)
Net unrealized losses on foreign currency translation, net of tax				(3)		(3)		(3)
Noncash stock-based compensation			158			158		158
Balance, March 31, 2019	7,134,719	$7	$128,031	$68	$(125,502)	$2,604	$3,000	$5,604

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(1,098)	$(1,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	5	8
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	45	44
Non-cash stock-based compensation, including stock options and restricted stock	222	158
Inventory reserve	1	26
Change in fair value of contingent consideration	(42)	(10)
Accretion of contingent consideration	8	14
Loss (gain) on foreign currency transactions	2	(5)
(Increase) decrease in operating assets:
Accounts receivable	(552)	203
Inventory	(1,088)	(202)
Prepaid expenses and other current assets	(80)	1
Operating right-of-use assets and operating lease liabilities	6	-
Other assets	(57)	(21)
Increase in operating liabilities:
Accounts payable	614	199
Accrued expenses	174	237
Net cash used in operating activities	(1,840)	(697)

INVESTING ACTIVITIES:
Acquisition of the Aether business	-	(137)
Net cash used in investing activities	-	(137)

FINANCING ACTIVITES:
Proceeds from issuance of common stock	6,771	-
Net payments from secured revolving credit facility	(65)	(85)
Payments on secured note payable	(56)	(52)
Principal payments on finance lease liability	(1)	-
Principal payments on equipment financing	(1)	-
Proceeds from exercise of warrants	51	-
Proceeds from exercise of options	2	-
Payment of contingent consideration	(63)	-
Net cash (used in) provided by financing activities	6,638	(137)
Effect of foreign exchange rates on cash	(2)	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,796	(973)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,166	4,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,962	$3,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$36	$31
Cash paid for income taxes	$11	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING INFORMATION
Right-of-use asset obtained in exchange for operating lease liability	$201	$20
Right-of-use asset obtained in exchange for finance lease liability	$17	$-
Purchase of equipment included in accrued expenses	$-	$14

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

The Company’s pathogen detection system is a portable, real-time system designed to provide actionable data for infection control teams on up to 15 different pathogens from a single water sample, in approximately one hour. The pathogen detection system is a reportable segment, referred to as the Pathogen Detection segment.

In July 2018, the Company formed a new subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its second-generation hemodiafiltration system and other products focused on improving therapies for patients with renal disease. The Company transferred three patents to SRP, which were carried at zero book value. SRP is a reportable segment, referred to as the Renal Products segment.

The Company’s primary U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey 07079, 3221 Polaris Avenue, Las Vegas, Nevada 89102 and 1015 Telegraph Street, Unit B, Reno, Nevada 89502. These locations house the Company’s corporate headquarters, research, manufacturing, and distribution facilities. In addition, the Company maintains small administrative offices in various locations in the United States and Ireland.

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $128.4 million as of March 31, 2020.

On February 4, 2020, the Company completed a confidentially marketed underwritten public offering whereby the Company sold 937,500 shares of its common stock for aggregate net proceeds of $6.8 million. The Company also has a loan agreement with a lender, which provides a secured asset-based revolving credit facility of up to $2.5 million. Additionally, the Company received $478,700 in U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) funds on April 24, 2020.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3.0 million. As of the date of issuance of the accompanying condensed consolidated financial statements, SRP has $0.4 million in cash. The proceeds of this private placement are restricted to SRP expenses and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP.

Based on cash that is available for Company operations and projections of future Company operations, the Company believes that its cash will be sufficient to fund the Company’s current operating plan – including the potential negative impact of the Covid-19 pandemic – through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements.

In the event of unexpected decreased demand for the Company’s products, management’s operating plans are designed to control operating costs until such time as the Company generates sufficient cash flows from operations. If there were a decrease in the demand for the Company’s products due to the Covid-19 pandemic or other economic or competitive conditions, or management were otherwise unable to achieve its revenue plan, the Company would cut costs as appropriate. Nevertheless, in this event, there could be a significant reduction in liquidity due to the possible inability of the Company to cut costs sufficiently.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. The Company adopted this guidance as of January 1, 2020 and the guidance did not have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework-Changes to the Disclosure Requirements for the Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted this guidance as of January 1, 2020 and the guidance did not have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted this guidance as of January 1, 2020 and the guidance did not have an impact on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606.” This guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted this guidance as of January 1, 2020 and the guidance did not have an impact on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, “Codification Improvements – Share-Based Consideration Payable to a Customer,” which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted this guidance as of January 1, 2020 and the guidance did not have an impact on its consolidated financial statements.

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

Major Customers

For the three months ended March 31, 2020 and 2019, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2020	2019
A	23%	7%
B	16%	17%
C	11%	12%
D	10%	12%
Total	60%	48%

As of March 31, 2020 and December 31, 2019, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2020	2019
A	26%	11%
B	13%	26%
Total	39%	37%

Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2020 and December 31, 2019, cash and cash equivalents were deposited in financial institutions and consisted entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. There was no allowance for doubtful accounts as of March 31, 2020. The allowance for doubtful accounts was approximately $25,000 as of December 31, 2019. For the three months ended March 31, 2020 and 2019, there was no provision for bad debt expense. Write-offs of accounts receivable were approximately $25,000 for the three months ended March 31, 2020 which were reserved for in a prior period. Write-offs of accounts receivable were approximately $4,000 for the three months ended March 31, 2019 which were reserved for in a prior period. There was no allowance for sales returns at March 31, 2020 or December 31, 2019.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2020 and 2019, depreciation expense was approximately $5,000 and $8,000, respectively. Approximately $4,000 of the approximately $5,000 of depreciation expense for the three months ended March 31, 2020 has been recognized in the cost of goods sold. Approximately $2,000 of the approximately $8,000 of depreciation expense for the three months ended March 31, 2019 has been recognized in the cost of goods sold.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) are met. Product revenue is recorded net of returns and allowances. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenue recognized for the three months ended March 31, 2020 and 2019 is comprised of:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Royalty revenue under the Bellco License Agreement	$16	$26
Other revenue	38	14
Total royalty and other revenue	$54	$40

Bellco License Agreement

With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters (the “Products”). Under the License Agreement, as amended, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label, and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries. Under the License Agreement with Bellco, the Company received upfront payments which were previously deferred and subsequently recognized as license revenue over the term of the License Agreement.

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

The Company recognized royalty income from Bellco pursuant to the License Agreement for the three months ended March 31, 2020 and 2019 of approximately $16,000 and $26,000, respectively.

Note 4 – Fair Value Measurements

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(in thousands)
At March 31, 2020:
Total contingent consideration liability	$-	$-	$203	$203

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(in thousands)
At December 31, 2019:
Total contingent consideration liability	$-	$-	$300	$300

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the three months ended March 31, 2020:

Contingent Consideration
(in thousands)
Balance as of December 31, 2019	$300
Payments against contingent consideration	(63)
Change in fair value of contingent consideration liability	(42)
Accretion of contingent consideration liability	8
Balance as of March 31, 2020	$203

During the three months ended March 31, 2020 and 2019, a change in fair value of contingent consideration of approximately $42,000 and $10,000, respectively, was recorded due to lower than planned performance.

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

There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2020.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash and cash equivalents, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of March 31, 2020 and December 31, 2019 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Finished goods	$3,330	$2,248
Raw materials	365	359
Less: inventory reserve	(46)	(45)
Total inventory, net	$3,649	$2,562

Note 6 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets for the three months ended March 31, 2020 and 2019 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	March 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(12)	$38	$50	$(10)	$40
Customer relationships	540	(40)	500	540	(32)	508
Total intangible assets	$590	(52)	$538	$590	(42)	548

The Company recognized amortization expense of approximately $10,000 for each of the three months ended March 31, 2020 and 2019 and such amounts are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2020, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2020 (excluding the three months ended March 31, 2020)	$32
2021	42
2022	42
2023	42
2024	32

The Company did not recognize any intangible asset impairment charges during the three months ended March 31, 2020 or 2019.

Goodwill

Goodwill had a carrying value on the Company’s condensed consolidated balance sheets of $0.8 million at March 31, 2020 and December 31, 2019. Goodwill has been allocated to the Water Filtration segment.

Note 7 – License and Supply Agreement, net

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the condensed consolidated balance sheet is $0.8 million as of March 31, 2020 and December 31, 2019, respectively. Accumulated amortization is $1.5 million as of March 31, 2020 and December 31, 2019, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $34,000 was recognized in each of the three months ended March 31, 2020 and 2019 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three months ended March 31, 2020 or March 31, 2019.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $69,000 and $47,000 for the three months ended March 31, 2020 and 2019, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $69,000 in royalties are included in accrued expenses as of March 31, 2020. Approximately $83,000 in royalties are included in accounts payable as of December 31, 2019.

Note 8 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan Agreement and Security Agreement (the “Loan Agreement”) with Tech Capital, LLC (“Tech Capital”). The Loan Agreement initially provided for a secured asset-based revolving credit facility of up to $1.0 million, which the Company may draw upon and repay from time to time during the term of the Loan Agreement. On December 20, 2019, the Company and Tech Capital entered into a First Modification to the Loan Agreement (“the Amendment”). The Amendment increased the senior secured asset-based revolving credit facility from $1.0 million to $2.5 million. The outstanding principal balance of the Loan Agreement was $0.5 million and $0.6 million as of March 31, 2020 and December 31, 2019, respectively. The Company is using these proceeds for working capital and general corporate purposes.

The Loan Agreement has a term of 12 months and, as a result of the Amendment, will automatically renew for successive 12-month periods, measured from the date of the Amendment. Availability under the Loan Agreement will be based upon periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory. Outstanding borrowings under the Loan Agreement accrue interest, which is payable monthly based on the average daily outstanding balance, at a rate equal to 3.5% plus the prime rate per annum, provided that such prime rate will not be less than 4.25% per annum and provided that such monthly interest payment is not less than $6,500. As of March 31, 2020, the current interest rate was 6.75% per annum

The Company also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Loan Agreement. In addition, Nephros International Limited, a wholly-owned subsidiary of the Company, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

As a result of the Amendment, the Company was required to pay Tech Capital 0.50% of the maximum amount of credit available under the Loan Agreement on the date the Company entered into the Amendment and on each anniversary thereof while there remain outstanding amounts under the Loan Agreement.

For the three months ended March 31, 2020 and 2019, approximately $19,000 and $11,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2020, approximately $6,500 of the $19,000 of interest expense incurred for the three months ended March 31, 2020 is included in accrued expenses on the condensed consolidated balance sheet.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. As of March 31, 2020, the principal balance of the Secured Note was $0.8 million.

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement between the Company and Tech Capital, dated August 16, 2017 and all of the riders and amendments thereto (see Note 8 – Secured Revolving Credit Facility). An event of default under such Loan Agreement is an event of default under the Secured Note and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note also become due.

During each of the three months ended March 31, 2020 and 2019, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $16,000 and $20,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, future principal maturities are as follows (in thousands):

Fiscal Years
2020 (excluding the three months ended March 31, 2020)	$155
2021	249
2022	269
2023	95
Total	$768

Note 10 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 4 years.

The Company entered into an operating lease in March 2020 for 1015 Telegraph Street, Unit B, Reno, Nevada 89502. The rental agreement commenced in March 2020 and expires in February 2022 with an option to extend for two additional years that the Company is reasonably certain to exercise. The monthly cost is approximately $5,000. Approximately $5,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of March 31, 2020.

The Company entered into a finance lease in February 2020 for office equipment. The rental agreement commenced in February 2020 and expires in January 2023 with a monthly cost of approximately $1,000.

Operating lease cost, as presented below, includes costs associated with leases for which ROU assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(in thousands)
Operating lease cost	$91	$58
Finance lease cost:
Amortization of right-of-use assets	1	-
Interest on lease liabilities	-	-
Total finance lease cost	1	-
Variable lease cost	13	2
Total lease cost	$105	$60

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$89	$57
Financing cash flows from finance leases	1	-

ROU assets obtained in exchange for lease obligations:
Operating leases	$201	$20
Finance leases	17	-

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Operating lease right-of-use assets	$1,238	$1,106
Finance lease right-of-use assets	$15	$-

Current portion of operating lease liabilities	$307	$262
Operating lease liabilities, net of current portion	978	889
Total operating lease liabilities	$1,285	$1,151

Current portion of finance lease liabilities	$5	$-
Finance lease liabilities, net of current portion	10	-
Total finance lease liabilities	$15	$-

Weighted average remaining lease term
Operating leases	3.8 years	4 years
Finance leases	2.8 years	-

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	-

As of March 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2020 (excluding the three months ended March 31, 2020)	$295	$5
2021	389	6
2022	388	6
2023	261	1
2024	154	-
Total future minimum lease payments	1,487	18
Less imputed interest	(202)	(3)
Total	$1,285	$15

Note 11 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

During the three months ended March 31, 2020, the Company granted stock options to purchase 13,611 shares of common stock to employees. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three months ended March 31, 2020 was approximately $79,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the three months ended March 31, 2020.

Assumptions for Option Grants
Stock Price Volatility	75.5%
Risk-Free Interest Rates	1.22%
Expected Life (in years)	6.25
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $168,000 and $143,000 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, approximately $152,000 and $16,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2019, approximately $124,000 and $19,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

During the three months ended March 31, 2020, stock options to purchase 556 shares of the Company’s common stock were exercised for proceeds of approximately $2,000, resulting in the issuance of 556 shares of the Company’s common stock. During the three months ended March 31, 2020, stock options to purchase 1,112 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 755 shares of the Company’s common stock.

There was no tax benefit related to expense recognized in the three months ended March 31, 2020 and 2019, as the Company is in a net operating loss position. As of March 31, 2020, there was $1.3 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.8 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

Total stock-based compensation expense for restricted stock was approximately $28,000 and $15,000 for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, approximately $23,000 and $5,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2019, approximately $14,000 and $1,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2020, there was approximately $24,000 of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over the next three months.

The aggregate shares of common stock legally issued and outstanding as of March 31, 2020 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards.

There were no SRP stock options granted during the three months ended March 31, 2020. Stock-based compensation expense related to the SRP stock options was approximately $26,000 for the three months ended March 31, 2020. For the three months ended March 31, 2020, approximately $12,000 and $14,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. There were no SRP stock options outstanding during the three months ended March 31, 2019. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of March 31, 2020.

Note 12 – Stockholders’ Equity

February 2020 Common Stock Issuance

On February 4, 2020, the Company issued 937,500 shares of common stock through a confidentially marketed underwritten public offering resulting in gross proceeds to the Company of $7.5 million. The purchase price for each share was $8.00. Proceeds, net of equity issuance costs of $0.7 million, recorded as a result of the offering were $6.8 million.

Noncontrolling Interest

On September 5, 2018, SRP entered into a Series A Preferred Stock Purchase Agreement with certain purchasers pursuant to which SRP sold 600,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $5.00 per share. The aggregate purchase price was $3.0 million. SRP incurred transaction-related expenses of approximately $30,000, which were included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2018. The net proceeds from the issuance of the Series A Preferred are restricted to SRP expenses, and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP. Following the Series A Preferred transaction, the Company retained a 62.5% ownership interest in SRP, holding 100% of the outstanding common shares, and holders of Series A Preferred retained a 37.5% interest in SRP on a fully diluted basis, holding 100% of the outstanding preferred shares. Of the 600,000 shares of Series A Preferred issued, the shares purchased by related parties comprised of persons controlled by members of management and by the Company’s largest shareholder amounted to 18,000 and 400,000 shares, respectively.

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

Warrants

During the three months ended March 31, 2020, warrants to purchase 18,889 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $51,000 and the issuance of 18,889 shares of the Company’s common stock.

There were no warrants exercised during the three months ended March 31, 2019.

Note 13 – Net Loss per Common Share

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	March 31,
	2020	2019
Shares underlying warrants outstanding	360,035	738,070
Shares underlying options outstanding	1,007,370	832,790
Unvested restricted stock	55,111	49,364

Note 14 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2020, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.2 million (approximately $3.5 million). As of March 31, 2020, the Company’s aggregate purchase commitments totaled €2.6 million (approximately $2.9 million).

Contractual Obligations

See Note 10 – Leases for a discussion of the Company’s contractual obligations.

Note 15 – Segment Reporting

On January 1, 2020, the Company began reporting the results of its Pathogen Detection Systems business as a new segment, known as the Pathogen Detection segment. Prior to the additional reporting of Pathogen Detection as a reporting segment, the Company had two operating segments, Water Filtration and Renal Products. The Company has reflected the new segment measures beginning in the three months ended March 31, 2020, and prior periods have been restated for comparability.

The Company has defined three reportable segments: Water Filtration, Pathogen Detection and Renal Products. The Water Filtration segment primarily develops and sells high performance water purification filters. The Pathogen Detection segment develops and sells portable, real-time water testing systems designed to provide actionable data on waterborne pathogens in approximately one hour. The Renal Products segment is focused on the development of medical device products for patients with renal disease, including a 2nd generation hemodiafiltration system for the treatment of patients with ESRD.

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment revenues, gross margin and operating expenses which include research and development and selling, general and administrative expenses. Items below loss from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker.

The accounting policies for the Company’s segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended March 31, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,511	$18	$-	$2,529
Gross margin	1,480	11	-	1,491
Research and development expenses	310	52	201	563
Depreciation and amortization expense	46	-	-	46
Selling, general and administrative expenses	1,715	125	110	1,950
Change in fair value of contingent consideration	(42)	-	-	(42)
Total operating expenses	2,029	177	311	2,517
Loss from operations	$(549)	$(166)	$(311)	$(1,026)

	Three Months Ended March 31, 2019
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$1,769	$-	$-	$1,769
Gross margin	998	-	-	998
Research and development expenses	219	126	411	756
Depreciation and amortization expense	50	-	-	50
Selling, general and administrative expenses	1,469	-	34	1,503
Change in fair value of contingent consideration	(10)	-	-	(10)
Total operating expenses	1,728	126	445	2,299
Loss from operations	$(730)	$(126)	$(445)	$(1,301)

Note 16 – Subsequent Events

On April 24, 2020, the Company was granted a loan in the amount of approximately $478,700 under the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”).  The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. In connection with the PPP loan, the Company issued a promissory note dated April 24, 2020, in the principal amount of $478,700. The loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing November 24, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. The Company intends to use the entire amount for such qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first eight weeks of the loan.

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

In medical markets, we sell water filtration products and waterborne pathogen detection products. Our medical water filters, mostly classified as ultrafilters, are used primarily by hospitals for the prevention of infection from waterborne pathogens, such as legionella and pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. Because our ultrafilters capture contaminants as small as 0.005 microns in size, they minimize exposure to a wide variety of bacteria, viruses, fungi, parasites, and endotoxins.

Our pathogen detection system is a portable, real-time system designed to provide actionable data for infection control teams on up to 15 different pathogens from a single water sample, in approximately one hour.

In commercial markets, we manufacture and sell water filters that improve the taste and odor of water and reduce biofilm, bacteria, and scale build-up in downstream equipment. Marketed under both the Nephros and AETHER brands, our products are marketed primarily to the food service, hospitality, convenience store, and health care markets.

We also have a subsidiary, Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company, focused primarily on developing hemodiafiltration (“HDF”) technology. SRP is developing a second-generation of the Nephros OLpūr H2H Hemodiafiltration System, the FDA 510(k)-cleared medical device that enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”).

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular, water purification.

Covid-19 Pandemic

The Covid-19 pandemic has impacted nearly every business in the United States and around the world. To date, we have been able to maintain operations through the crisis, fully supporting our customers and strategic partners. Our warehouse and laboratory teams have integrated disinfection procedures into their activities, while our office teams have worked primarily from home. Our manufacturing and sterilization facilities have been operational, our supply chain has not been materially impacted, and our warehouses are shipping product on normal schedules.

In recent weeks, the Covid-19 pandemic has negatively impacted our business in several ways, including:

●	We have seen decreased demand for our medical filtration products, which are targeted primarily to hospital customers. We believe this decreased demand is due primarily to our customers shifting their focus to matters related to the Covid-19 crisis and de-prioritizing unrelated matters. These priority shifts have manifested as delays in expected orders in both new and existing customers. In addition, we believe that the inability of our sales personnel to meet with new potential customers due to shelter-in-place and other orders issued to address the spread of Covid-19 has also hindered demand for our products.
●	The late January product launch of our PluraPath pathogen detection system was interrupted shortly after it began.
●	Our commercial filtration products, which are primarily targeted at the hospitality and food service markets, have seen a decrease in demand, due to the closure of many hotels and restaurants.
●	We increased our cash usage in the first quarter of the year to purchase extra inventory from our Italian manufacturer as a hedge against the risk of potential supply chain interruptions.

As we are unable to determine the duration of the Covid-19 pandemic, we are not able to predict when we will see an increase in demand for our products and a corresponding increase to our revenue. Due to this uncertainty, we applied for and received $478,700 in U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) funds on April 24, 2020, which we believe will help us offset the adverse effect on our results of operations and financial condition that could result from a prolonged decrease in demand for our products.

We believe that, as the Covid-19 crisis subsides, we may experience over the medium-to-long-term a net positive impact on demand for all of our products, due especially to increased global awareness of infectious pathogens and the serious problems they cause. Specifically, we expect that:

●	Purchase decisions for infection control filtration that had been deferred, both in new and existing customer organizations, may be re-prioritized.
●	Demand for our pathogen detection products may increase as unoccupied buildings, including office buildings and hotels, are readied for re-occupation. Extended periods of low, or no, water flow through building piping creates opportunities for biofilm propagation – a problem our strategic partners are trained to eradicate.
●	Demand for our commercial filtration products may increase as and to the extent that hotels, casinos, and restaurants re-open.
●	Sales meetings at new potential customers may resume.

In summary, the Covid-19 pandemic adds uncertainty to our business plans in the short term, while we believe that our medium-to-long-term prospects remain strong. At this time, we cannot predict the specific extent or duration of the impact of Covid-19 on our condition, resources and results.

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

In commercial markets, we develop and sell our Nephros- and AETHER-branded filters, for which carbon-based absorption is the primary filtration mechanism. Aether products allow us to improve water’s odor and taste, to reduce scale and heavy metals, and to reduce other water contaminants for customers who are primarily in the food service, convenience store, and hospitality industries.

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

Commercial and Industrial Facilities. Our commercial NanoGuard® product line accomplishes ultrafiltration via small pore size (0.005 micron) technology, filtering bacteria and viruses from water. In addition, the recently acquired AETHER brand expands our product line to include water filtration and purification technologies that are primarily focused on improving odor and taste and on reducing scale and heavy metals from filtered water.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. There was no royalty revenue recognized during the three months ended March 31, 2020 or 2019 related to this Sublicense Agreement. CamelBak product sales have been slower than originally hoped. However, military contracts often take years to close, and we remain optimistic about these products and markets.

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

Our original HDF system conformed with current ANSI/AAMI/ISO standards and was cleared by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with chronic renal failure in 2012. To date, our HDF System is the only HDF system cleared by the FDA.

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

Once we have obtained FDA clearance for our second-generation device, we intend to launch it at a clinic with previous experience with our device. We plan to then expand our efforts, on a measured basis, to clinics that wish to provide HDF therapy to their patients. At this time, we do not believe making a rapid and broad push into the market would be optimal. Nephrologists in the United States are not trained on HDF therapy; however, many nephrologists want to explore the option and we believe that early adopters will want to perform studies to better understand the technology. We intend to support these investigator-initiated studies.

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

Critical Accounting Policies

For the three month period ended March 31, 2020, other than our cash and cash equivalents policy (see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q), there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

We are subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,529	$1,769	$760	43%
Cost of goods sold	1,038	771	267	35%
Gross margin	1,491	998	493	49%
Gross margin %	59%	56%	-	3%
Research and development expenses	563	756	(193)	(26)%
Depreciation and amortization expense	46	50	(4)	(8)%
Selling, general and administrative expenses	1,950	1,503	447	30%
Change in fair value of contingent consideration	(42)	(10)	32	320%
Loss from operations	(1,026)	(1,301)	(275)	(21)%
Interest expense	(43)	(46)	(3)	(7)%
Interest income	1	-	1	100%
Other expense	(30)	(2)	28	1,400%
Net loss	(1,098)	(1,349)	(251)	(19)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(59)	(59)	-	-%
Net loss attributable to Nephros, Inc.	$(1,157)	$(1,408)	$(251)	(18)%

Net Revenues

Total net revenues for the three months ended March 31, 2020 were $2.5 million compared to $1.8 million for the three months ended March 31, 2019. The increase of $0.7 million, or 43%, was driven by significant increased medical device sales, primarily to existing customer accounts. Due to Covid-19 pandemic impacts on customer availability for sales meetings, revenues from new customers were approximately 8% of total revenues, compared with a historical average of 37% over the previous four quarters.

Cost of Goods Sold

Cost of goods sold was $1.0 million for the three months ended March 31, 2020 compared to $0.8 million for the three months ended March 31, 2019. The increase of $0.3 million, or 35%, was due to $0.3 million in increased direct product costs in support of increased revenue, offset primarily by a decrease of approximately $50,000 in expenses for expiring item inventory reserves and physical count adjustments.

Gross Margin

Gross margin was approximately 59% for the three months ended March 31, 2020 compared to approximately 56% for the three months ended March 31, 2019. The increase of approximately 3% is primarily due to a decrease of approximately $50,000 in expenses for expiring item inventory reserves and physical count adjustments.

Research and Development Expenses

Research and development expenses were $0.6 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. This decrease of $0.2 million, or 26%, is due to decreasing investment in the second-generation HDF product as it nears submission for FDA clearance, expected in the third quarter of calendar year 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $46,000 for the three months ended March 31, 2020 compared to approximately $50,000 for the three months ended March 31, 2019. The decrease of approximately $4,000, or 8%, is primarily related to fully depreciated assets partially offset by amortization related to a finance right-of-use asset.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million for the three months ended March 31, 2020 compared to $1.5 million for the three months ended March 31, 2019, representing an increase of $0.4 million, or 30%. The increase was due to several factors, including increased headcount-related expenses of approximately $0.3 million, driven by investments in pathogen detection, renal products, sales & marketing, and logistics. Other factors include increased regulatory fees associated with listing on the Nasdaq national stock exchange of approximately $50,000 and increases of approximately $40,000 in other expenses.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of approximately $42,000 and $10,000 for the three months ended March 31, 2020 and 2019, respectively, was due to lower-than-planned revenue performance of commercial filtration products.

Interest Expense

Interest expense was approximately $43,000 for the three months ended March 31, 2020 compared to approximately $46,000 for the three months ended March 31, 2019 and is comprised primarily of interest on our secured note payable, interest on our secured revolving credit facility and accretion of contingent consideration.

Interest Income

Interest income was approximately $1,000 for the three months ended March 31, 2020. There was no interest income for the three months ended March 31, 2019.

Other Expense

Other expense was approximately $30,000 and $2,000 for the three months ended March 31, 2020 and 2019, respectively. Other expense for the three months ended March 31, 2020 includes approximately $32,000 related foreign currency exchange losses partially offset by other income of approximately $2,000. Other expense for the three months ended March 31, 2019 is a result of losses on foreign currency transactions.

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,511	$1,769	$742	42%
Cost of goods sold	1,031	771	260	33%
Gross margin	1,480	998	482	48%
Gross margin %	59%	56%	-	3%
Research and development expenses	310	219	91	42%
Depreciation and amortization expense	46	50	(4)	(8)%
Selling, general and administrative expenses	1,715	1,469	246	17%
Change in fair value of contingent consideration	(42)	(10)	32	320%
Loss from operations	$(549)	$(730)	$(181)	(25)%

Net Revenues

Total net revenues for the three months ended March 31, 2020 were $2.5 million compared to $1.8 million for the three months ended March 31, 2019. The increase of $0.7 million, or 42%, was driven by significant increased medical device sales, primarily to existing customer accounts. Due to Covid-19 pandemic impacts on customer availability for sales meetings, revenues from new customers were approximately 8% of total revenues, compared with a historical average of 37% over the previous four quarters.

Cost of Goods Sold

Cost of goods sold was $1.0 million for the three months ended March 31, 2020 compared to $0.8 million for the three months ended March 31, 2019. The increase of $0.2 million, or 33%, was due to $0.3 million in increased direct product costs in support of increased revenue, offset primarily by a decrease of approximately $50,000 in expenses for expiring item inventory reserves and physical count adjustments.

Gross Margin

Gross margin was approximately 59% for the three months ended March 31, 2020 compared to approximately 56% for the three months ended March 31, 2019. The increase of approximately 3% is primarily due to a decrease of approximately $50,000 in expenses for expiring item inventory reserves and physical count adjustments.

Research and Development Expenses

Research and development expenses were $0.3 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. This increase of $0.1 million, or 42%, reflects increased expenditures on product development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $46,000 for the three months ended March 31, 2020 compared to approximately $50,000 for the three months ended March 31, 2019. The decrease of approximately $4,000, or 8%, is primarily related to fully depreciated assets partially offset by amortization related to a finance right-of-use asset.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.7 million for the three months ended March 31, 2020 compared to $1.5 million for the three months ended March 31, 2019, representing an increase of $0.2 million, or 16%. The increase was primarily due to increased headcount-related expenses of approximately $0.2 million, increased regulatory fees of approximately $50,000 and an increase of approximately $40,000 in other expenses.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of approximately $42,000 and $10,000 for the three months ended March 31, 2020 and 2019, respectively, was due to lower-than-planned revenue performance of commercial filtration products.

Pathogen Detection

The following table sets forth results of operations for the Pathogen Detection segment for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$18	$-	$18	100%
Cost of goods sold	7	-	7	100%
Gross margin	11	-	11	100%
Gross margin %	61%	-%	-	61%
Research and development expenses	52	126	(74)	(59)%
Selling, general and administrative expenses	125	-	125	100%
Loss from operations	$(166)	$(126)	$40	32%

Net Revenues

Total net revenues for the three months ended March 31, 2020 were approximately $18,000. Our sales of the pathogen detection system began during the three months ended March 31, 2020.

Cost of Goods Sold

Cost of goods sold was approximately $7,000 for the three months ended March 31, 2020.

Gross Margin

Gross margin was approximately 61% for the three months ended March 31, 2020.

Research and Development Expenses

Research and development expenses were approximately $52,000 and $126,000 for the three months ended March 31, 2020 and 2019, respectively. This decrease of approximately $74,000, or 59%, reflects decreased research and development expenditures on our pathogen detection products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $125,000 for the three months ended March 31, 2020 and were due to the sales effort which began during the three months March 31, 2020.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$201	411	$(210)	(51)%
Selling, general and administrative expenses	110	34	76	224%
Loss from operations	$(311)	$(445)	$(134)	(30)%

Research and Development Expenses

Research and development expenses were approximately $201,000 and $411,000 for the three months ended March 31, 2020 and 2019, respectively, a decrease of approximately $210,000 due to decreasing investment in the second-generation HDF product as it nears submission for FDA clearance, expected in the third quarter of calendar year 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $110,000 and $34,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately $76,000 due to an increased investment in operational management.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2020 and December 31, 2019 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	March 31,	December 31,
Liquidity and Capital Resources	2020	2019
Cash and cash equivalents	$8,962	$4,166
Other current assets	5,847	4,133
Working capital	11,701	5,871
Stockholders’ equity	13,636	7,689

At March 31, 2020, we had an accumulated deficit of $128.4 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

On February 4, 2020, we completed a confidentially marketed underwritten public offering whereby we sold 937,500 shares of our common stock for net proceeds of $6.8 million.

The Coronavirus Aid, Relief and Economic Security Act, signed into law in March 2020, established the Paycheck Protection Program (“PPP”), which authorizes the issuance of loans to small businesses. Loan amounts are forgivable to the extent that proceeds are used to cover certain costs, including payroll, over an 8-week period following loan funding. Loans have a maturity of 2 years with an interest rate of 1.0% and may be prepaid without penalty. We applied for and received a PPP loan in the amount of $478,700 on April 24, 2020.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan – including the potential negative impact of the Covid-19 pandemic – through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Additionally, our operating plans are designed to help control operating costs and to increase revenue until such time as we generate sufficient cash flows from operations. However, there is uncertainty with respect to our projections regarding the availability of sufficient cash resources as a result of the Covid-19 crisis and the economic conditions it has caused. In recent weeks, we have seen decreased demand for our products as many of our hospital, restaurant and hospitality customers have been significantly impacted by the Covid-19 crisis. If this decrease in demand continues beyond the third quarter of 2020 and we are unable to achieve our revenue plan, we may be forced to cut costs as appropriate to preserve our available capital resources. If we are unable to sufficiently decrease our spending to match any future decreased demands for our products, we may exhaust our capital resources sooner than we currently anticipate. Further, as a result of the recent volatility of the capital markets and economic conditions generally, it may be difficult for us to raise additional capital at times when we need it, and even if we were able to raise additional capital, it may be on terms than are detrimental to us. Accordingly, the current economic conditions caused by the Covid-19 crisis place uncertainty on our ability to maintain adequate levels of liquidity.

In addition to the factors caused by the Covid-19 crisis and the current economic conditions, our future liquidity sources and requirements will depend on many other factors, including:

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

At March 31, 2020, we had cash and cash equivalents totaling $8.9 million and total assets of $17.5 million excluding the asset related to the License and Supply Agreement with Medica of $0.8 million.

Net cash used in operating activities was $1.8 million for the three months ended March 31, 2020 compared to $0.7 million for the three months ended March 31, 2019, an increase of $1.1 million, due primarily to an increase of $1.1 million in inventory, which we executed to reduce the risk of a disruption of our Italy-based supply chain during the Covid-19 pandemic. Thus far, no such disruption has taken place.

There was no cash used in investing activities for the three months ended March 31, 2020. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2019 due to a working capital adjustment related to the acquisition of the Aether business.

Net cash provided by financing activities of $6.6 million for the three months ended March 31, 2020 resulted from proceeds from the issuance of common stock of $6.8 million and proceeds from the exercise of warrants and options of approximately $53,000, offset partially by net payments on our secured revolving credit facility of approximately $65,000, payments of approximately $1,000 on our equipment financing debt, payments of approximately $56,000 on our secured note, payment of approximately $63,000 on our contingent consideration and principal payments of approximately $1,000 on our finance lease obligation.

Net cash used in financing activities of $0.1 million for the three months ended March 31, 2019 resulted from payments on our secured note payable of approximately $52,000 and net payments on our secured revolving credit facility of approximately $85,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act or any other statutes or regulations, we could be subject to enforcement actions by the FDA or other governmental agencies;
●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products, pathogen detection systems or chronic renal failure therapy products at competitive prices or profitably;

●	we may encounter problems with our suppliers, manufacturers and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;
●	we may not be able to achieve sales growth in key geographic markets; and
●	the effects of the Covid-19 pandemic may be more severe than we currently anticipate.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. You should also consider the following risk factor:

The effects of the Covid-19 pandemic, including measures taken to contain the pandemic, are highly uncertain and cannot be predicted.

Our operations expose us to risks associated with public health crises and pandemics, such as the outbreak of Covid-19. The pandemic has caused a general reduction in economic activity as businesses and consumers reduce activity to slow the spread of Covid-19 on a voluntary basis and in response to government orders. These reductions in activity have impacted and will continue to impact our workforce and operations, the operations of our customers, and the operations of our vendors and suppliers.

We have operations, supply chain, and customers in North America and Europe, and each of these regions has been affected by the outbreak and taken measures in an attempt to contain it. If the Covid-19 outbreak continues and conditions worsen, we may experience a decline in sales activities or greater effects on our supply chain, and it remains uncertain what impact these impacts will have on future sales and production once conditions begin to improve. Specifically, we currently source substantially all of our products from Medica, which is located in Italy, and it remains uncertain how long restrictions in Italy will remain in place.

Covid-19 mitigation efforts have had broad effects on the economy and financial markets. The extent of the scope and duration of these economic effects cannot currently be predicted, although they are likely to be significant for the near future. We expect that the economic impact of Covid-19 will affect us in a variety of ways, including without limitation, reducing demand for our products, making our stock price more volatile, making it more difficult to raise additional capital through offerings of equity or debt securities, and reducing the availability of bank loans. As a result, we may face difficulties raising capital and capital raising efforts may be on terms than are less favorable than would have been previously available.

The extent to which the Covid-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, the severity of the outbreak, the actions of governments and private actors to slow the spread of the outbreak, the effect of fiscal stimulus measures, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the Covid-19 situation closely.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Underwriting Agreement dated January 31, 2020, between Nephros, Inc. and Craig-Hallum Capital Group LLC, incorporated by reference to Exhibit 1.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on January 1, 2020.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: May 6, 2020	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

