Form 10-Q
period 2020-06-30
NEPHROS INC
filed 2020-08-05
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 3, 2020, 9,039,673 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,046	$4,166
Accounts receivable, net	870	1,045
Inventory, net	4,769	2,562
Prepaid expenses and other current assets	385	526
Total current assets	13,070	8,299
Property and equipment, net	296	81
Lease right-of-use assets	1,171	1,106
Intangible assets, net	527	548
Goodwill	759	759
License and supply agreement, net	737	804
Other assets	89	32
TOTAL ASSETS	$16,649	$11,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$-	$560
Current portion of secured note payable	220	211
Current portion of paycheck protection program loan	278	-
Accounts payable	1,316	959
Accrued expenses	449	136
Contingent consideration	187	300
Current portion of lease liabilities	315	262
Total current liabilities	2,765	2,428
Secured note payable, net of current portion	491	613
Paycheck protection program loan, net of current portion	201	-
Equipment financing, net of current portion	8	10
Lease liabilities, net of current portion	908	889
TOTAL LIABILITIES	4,373	3,940

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at June 30, 2020 and December 31, 2019; 9,039,673 and 8,058,850 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	9	8
Additional paid-in capital	139,243	131,934
Accumulated other comprehensive income	65	65
Accumulated deficit	(130,087)	(127,332)
Subtotal	9,230	4,675
Noncontrolling interest	3,046	3,014
TOTAL STOCKHOLDERS’ EQUITY	12,276	7,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,649	$11,629

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Product revenues	$1,564	$2,284	$4,039	$4,013
Royalty and other revenues	13	25	67	65
Total net revenues	1,577	2,309	4,106	4,078
Cost of goods sold	682	942	1,720	1,713
Gross margin	895	1,367	2,386	2,365
Operating expenses:
Research and development	836	793	1,399	1,549
Depreciation and amortization	47	48	93	98
Selling, general and administrative	1,610	1,403	3,560	2,906
Change in fair value of contingent consideration	-	(9)	(42)	(19)
Total operating expenses	2,493	2,235	5,010	4,534
Loss from operations	(1,598)	(868)	(2,624)	(2,169)
Other (expense) income:
Interest expense	(30)	(46)	(73)	(92)
Interest income	4	-	5	-
Other expense, net	(33)	(28)	(63)	(30)
Net loss	(1,657)	(942)	(2,755)	(2,291)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(61)	(119)	(120)
Net loss attributable to Nephros, Inc. shareholders	$(1,717)	$(1,003)	$(2,874)	$(2,411)

Net loss per common share, basic and diluted	$(0.19)	$(0.14)	$(0.33)	$(0.33)
Weighted average common shares outstanding, basic and diluted	8,986,134	7,387,930	8,788,182	7,259,491

Comprehensive loss:
Net loss	$(1,657)	$(942)	$(2,755)	$(2,291)
Other comprehensive (loss) income, foreign currency translation adjustments, net of tax	1	2	-	(1)
Comprehensive loss	(1,656)	(940)	(2,755)	(2,292)
Comprehensive loss attributable to noncontrolling interest	(60)	(61)	(119)	(120)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,716)	$(1,001)	$(2,874)	$(2,412)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and six months ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689
Net loss					(1,098)	(1,098)		(1,098)
Net unrealized losses on foreign currency translation, net of tax				(1)		(1)		(1)
Issuance of common stock, net of equity issuance costs of $729	937,500	1	6,770			6,771		6,771
Exercise of warrants	18,889		51			51		51
Exercise of options	556		2			2		2
Cashless exercise of options	755
Noncash stock-based compensation			196			196	26	222
Balance, March 31, 2020	8,961,439	$9	$138,953	$64	$(128,430)	$10,596	$3,040	$13,636
Net loss					(1,657)	(1,657)		(1,657)
Net unrealized gains on foreign currency translation, net of tax				1		1		1
Exercise of warrants	21,123		112			112		112
Exercise of options	2,000		5			5		5
Issuance of vested restricted stock	55,111
Noncash stock-based compensation			173			173	6	179
Balance, June 30, 2020	9,039,673	$9	$139,243	$65	$(130,087)	$9,230	$3,046	$12,276

	Three and six months ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2018	7,134,719	$7	$127,873	$71	$(124,153)	$3,798	$3,000	$6,798
Net loss					(1,349)	(1,349)		(1,349)
Net unrealized losses on foreign currency translation, net of tax				(3)		(3)		(3)
Noncash stock-based compensation			158			158		158
Balance, March 31, 2019	7,134,719	$7	$128,031	$68	$(125,502)	$2,604	$3,000	$5,604
Net loss					(942)	(942)		(942)
Net unrealized gains on foreign currency translation, net of tax				2		2		2
Issuance of common stock, net of equity issuance costs of $8	493,827	1	1,991			1,992		1,992
Issuance of vested restricted stock	44,270	-
Noncash stock-based compensation			147			147	3	150
Balance, June 30, 2019	7,672,816	$8	$130,169	$70	$(126,444)	$3,803	$3,003	$6,806

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(2,755)	$(2,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	11	16
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	90	88
Non-cash stock-based compensation, including stock options and restricted stock	401	308
Inventory reserve	1	37
Change in fair value of contingent consideration	(42)	(19)
Accretion of contingent consideration	8	28
Loss on foreign currency transactions	14	6
(Increase) decrease in operating assets:
Accounts receivable	175	(87)
Inventory	(2,208)	(487)
Prepaid expenses and other current assets	137	(5)
Operating right-of-use assets and operating lease liabilities	11	-
Other assets	(57)	(21)
Increase in operating liabilities:
Accounts payable	343	73
Accrued expenses	311	328
Net cash used in operating activities	(3,560)	(2,026)

INVESTING ACTIVITIES:
Purchase of equipment	(226)	-
Acquisition of the Aether business	-	(137)
Net cash used in investing activities	(226)	(137)

FINANCING ACTIVITES:
Proceeds from issuance of common stock	6,771	1,992
Proceeds from Paycheck Protection Program Loan	479	-
Net (payments on) proceeds from secured revolving credit facility	(560)	30
Payments on secured note payable	(113)	(105)
Principal payments on finance lease liability	(1)	-
Principal payments on equipment financing	(1)	-
Proceeds from exercise of warrants	163	-
Proceeds from exercise of options	7	-
Payment of contingent consideration	(79)	(16)
Net cash provided by financing activities	6,666	1,901
Effect of foreign exchange rates on cash	-	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,880	(263)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,166	4,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,046	$4,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$65	$62
Cash paid for income taxes	$21	$4

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING INFORMATION
Right-of-use asset obtained in exchange for operating lease liability	$201	$800
Right-of-use asset obtained in exchange for finance lease liability	$17	$-
Purchase of equipment included in accrued expenses	$-	$14

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

The Company’s pathogen detection systems are portable, near real-time systems designed to provide actionable data for infection control teams and other organizations. The pathogen detection system business is a reportable segment, referred to as the Pathogen Detection segment.

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited financial statements. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $130.1 million as of June 30, 2020.

On February 4, 2020, the Company completed a confidentially marketed underwritten public offering whereby the Company sold 937,500 shares of its common stock for aggregate net proceeds of $6.8 million. Additionally, the Company received $0.5 million from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) on April 24, 2020. The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. The Company intends to use the entire amount for such qualifying expenses.

On May 26, 2020, the Company terminated its loan agreement with a lender, which had provided a secured asset-based revolving credit facility of up to $2.5 million. As of June 30, 2020, there was no outstanding amount due under the secured asset-based revolving facility.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3.0 million. As of the date of issuance of the accompanying condensed consolidated financial statements, SRP had utilized the proceeds from this private placement. Nephros intends to loan operating funds to SRP at least through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which is expected to be complete before the end of 2020.

Based on cash that is available for the Company’s operations and projections of future Company operations, the Company believes that its cash balances will be sufficient to fund its current operating plan – including the potential negative impact of the COVID-19 pandemic – through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Additionally, the Company’s operating plans are designed to help control operating costs and to increase revenue until such time as the Company generates sufficient cash flows from operations. However, there is uncertainty with respect to the Company’s projections regarding the availability of sufficient cash resources as a result of the COVID-19 crisis and the economic conditions it has caused. In recent months, the Company has seen decreased demand for its products both with respect to new hospital customers and its existing hospital, restaurant and hospitality customers, which have been significantly impacted by the COVID-19 crisis. If this decrease in demand continues beyond the third quarter of 2020 and the Company is unable to achieve its revenue plan, the Company may be forced to cut costs as appropriate to preserve its available capital resources. If the Company is unable to sufficiently decrease its spending to match any future decreased demands for its products, the Company may exhaust its capital resources sooner than it currently anticipates. Further, as a result of the recent volatility of the capital markets and economic conditions generally, it may be difficult for the Company to raise additional capital at times when it may need it, and even if the Company were able to raise additional capital, it may be on terms than are detrimental to the Company. Accordingly, the current economic conditions caused by the COVID-19 crisis place uncertainty on the Company’s ability to maintain adequate levels of liquidity.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the test for goodwill impairment. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted for interim or annual goodwill impairments tests after January 1, 2017. The Company adopted this guidance as of January 1, 2020 and the guidance did not have an impact on its consolidated financial statements.

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

Major Customers

For the three months ended June 30, 2020 and 2019, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2020	2019
A	21%	7%
B	11%	12%
C	10%	6%
D	5%	12%
E	-%	10%
Total	47%	47%

For the six months ended June 30, 2020 and 2019, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2020	2019
A	22%	7%
B	14%	14%
D	9%	12%
Total	45%	33%

As of June 30, 2020 and December 31, 2019, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2020	2019
C	15%	6%
B	7%	26%
A	7%	11%
Total	29%	43%

Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2020 and December 31, 2019, cash and cash equivalents were deposited in financial institutions and consisted entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. There was no allowance for doubtful accounts as of June 30, 2020. The allowance for doubtful accounts was approximately $25,000 as of December 31, 2019. For the three and six months ended June 30, 2020 and 2019, there was no provision for bad debt expense. Write-offs of accounts receivable were approximately $25,000 for the three and six months ended June 30, 2020 which were reserved for in a prior period. Write-offs of accounts receivable were approximately $1,000 and $5,000, respectively, for the three and six months ended June 30, 2019 which were reserved for in a prior period. There was no allowance for sales returns at June 30, 2020 or December 31, 2019.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2020, depreciation expense was approximately $6,000 and $11,000, respectively. Approximately $4,000 of the approximately $6,000 and approximately $8,000 of the approximately $11,000 of depreciation expense for the three and six months ended June 30, 2020, respectively, has been recognized in the cost of goods sold. For the three and six months ended June 30, 2019, depreciation expense was approximately $8,000 and $16,000, respectively. Approximately $4,000 of the approximately $8,000 and approximately $6,000 of the approximately $16,000 of depreciation expense for the three and six months ended June 30, 2019, respectively, has been recognized in the cost of goods sold.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606, “Revenue from Contracts with Customers” (“ASC 606”) are met. Product revenue is recorded net of returns and allowances. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenue recognized for the three and six months ended June 30, 2020 and 2019 is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Royalty revenue under the License Agreement with Bellco	$13,000	$14,000	$29,000	$40,000
Other revenue	-	11,000	38,000	25,000
Total license, royalty and other revenue	$13,000	$25,000	$67,000	$65,000

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

The Company recognized royalty income from Bellco pursuant to the License Agreement of approximately $13,000 and $14,000 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized royalty income from Bellco pursuant to the License Agreement of approximately $29,000 and $40,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(in thousands)
At June 30, 2020:
Total contingent consideration liability	$-	$-	$187	$187

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the six months ended June 30, 2020:

Contingent Consideration
(in thousands)
Balance as of December 31, 2019	$300
Payments against contingent consideration	(79)
Change in fair value of contingent consideration liability	(42)
Accretion of contingent consideration liability	8
Balance as of June 30, 2020	$187

During the three months ended June 30, 2020, contingent consideration payments were extended through March 31, 2021, with the provision that no payment would be made for the three-month period ended June 30, 2020. As a result, no change in fair value of contingent consideration was recorded during the three months ended June 30, 2020.

During the six months ended June 30, 2020 and 2019, a change in fair value of contingent consideration of approximately $42,000 and $19,000, respectively, was recorded due to lower than planned performance. During the three months ended June 30, 2019, a change in fair value of contingent consideration of approximately $9,000 was recorded due to lower than planned performance.

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

There were no transfers between levels in the fair value hierarchy during the three and six months ended June 30, 2020.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash and cash equivalents, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of June 30, 2020 and December 31, 2019 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

The carrying amount of the PPP loan does not include interest imputed at a market rate as the PPP loan is a transaction whereby the interest rate is prescribed by a government agency.

Note 5 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Finished goods	$4,201	$2,248
Raw materials	606	359
Less: inventory reserve	(38)	(45)
Total inventory, net	$4,769	$2,562

Note 6 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets as of June 30, 2020 and December 31, 2019 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	June 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(15)	$35	$50	$(10)	$40
Customer relationships	540	(48)	492	540	(32)	508
Total intangible assets	$590	$(63)	$527	$590	$(42)	$548

The Company recognized amortization expense of approximately $11,000 for each of the three months ended June 30, 2020 and 2019 and such amounts are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The Company recognized amortization expense of approximately $21,000 for each of the six months ended June 30, 2020 and 2019 and such amounts are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2020, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2020 (excluding the six months ended June 30, 2020)	$21
2021	42
2022	42
2023	42
2024	32

The Company did not recognize any intangible asset impairment charges during the three and six months ended June 30, 2020 or 2019.

Goodwill

Goodwill had a carrying value on the Company’s condensed consolidated balance sheets of $0.8 million at June 30, 2020 and December 31, 2019. Goodwill has been allocated to the Water Filtration segment.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net on the condensed consolidated balance sheet is $0.7 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively. Accumulated amortization is $1.6 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended June 30, 2020 and 2019 on the condensed consolidated statement of operations and comprehensive loss. Amortization expense of approximately $67,000 was recognized in each of the six months ended June 30, 2020 and 2019 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three or six months ended June 30, 2020 or 2019.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $44,000 and $61,000 for the three months ended June 30, 2020 and 2019, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $113,000 and $108,000 for the six months ended June 30, 2020 and 2019, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $44,000 in royalties are included in accrued expenses as of June 30, 2020. Approximately $83,000 in royalties are included in accounts payable as of December 31, 2019.

Note 8 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan Agreement and Security Agreement (the “Loan Agreement”) with Tech Capital, LLC (“Tech Capital”). The Loan Agreement initially provided for a secured asset-based revolving credit facility (the “Revolver”) of up to $1.0 million, which the Company drew upon and repaid from time to time during the term of the Loan Agreement. On December 20, 2019, the Company and Tech Capital entered into a First Modification to the Loan Agreement (“the Amendment”). The Amendment increased the Revolver from $1.0 million to $2.5 million. The outstanding principal balance of the Loan Agreement was $0.6 million as of December 31, 2019. The Company used these proceeds for working capital and general corporate purposes.

On May 26, 2020, the Company terminated the Revolver and, as a result, recognized fees of approximately $7,000, which are included interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2020. Although the Revolver was terminated, the Loan Agreement remains in place for purposes of specifying obligations related to the Secured Note Payable (Note 9 – Secured Note Payable).

For the three and six months ended June 30, 2020, excluding approximately $7,000 related to the termination of the Revolver, approximately $6,000 and $25,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2019, approximately $12,000 and $23,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. As of June 30, 2020, the principal balance of the Secured Note was $0.7 million.

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018.

The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan Agreement and all of the riders and amendments thereto (see Note 8 – Secured Revolving Credit Facility). The Secured Note was amended and restated on May 26, 2020. There were no changes to the terms and conditions of the Secured Note. An event of default under such Loan Agreement is an event of default under the Secured Note and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note also become due.

The Loan Agreement, as amended on May 26, 2020, also granted to Tech Capital a first priority security interest in its assets, including its accounts receivable and inventory, to secure all of its obligations under the Secured Note. In addition, Nephros International Limited, a wholly-owned subsidiary of the Company, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

During each of the three months ended June 30, 2020 and 2019, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $15,000 and $19,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2020 and 2019, respectively. During each of the six months ended June 30, 2020 and 2019, the Company made payments under the Secured Note of approximately $144,000. Included in the total payments made, approximately $31,000 and $39,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, future principal maturities are as follows (in thousands):

Fiscal Years
2020 (excluding the six months ended June 30, 2020)	$98
2021	249
2022	269
2023	95
Total	$711

Note 10 – Paycheck Protection Program Loan

On April 24, 2020, the Company was granted a PPP loan in the amount of approximately $0.5 million. The PPP, established as part of the CARES Act enacted on March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. In connection with the PPP loan, the Company issued a promissory note dated April 24, 2020, in the principal amount of $0.5 million. The loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing November 24, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. The Company intends to use the entire amount for such qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. For the three and six months ended June 30, 2020, approximately $1,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss.

Note 11 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 4 years.

The Company entered into an operating lease in March 2020 for 1015 Telegraph Street, Unit B, Reno, Nevada 89502. The rental agreement commenced in March 2020 and expires in February 2022 with an option to extend for two additional years that the Company is reasonably certain to exercise. The monthly cost is approximately $5,000. Approximately $5,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of June 30, 2020.

The Company entered into a finance lease in February 2020 for office equipment. The rental agreement commenced in February 2020 and expires in January 2023 with a monthly cost of approximately $1,000.

The Company entered into an operating lease in June 2020 for 923 Incline Way, #37, Incline Village, Nevada 89451. The rental agreement commenced in June 2020 and expires in January 2021. The monthly cost is approximately $2,000. The Company adopted the short-term lease practical expedient and, as such, will recognize the lease payments on a straight-lease basis over the lease term.

Operating lease cost, as presented below, includes costs associated with leases for which right of use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019
	(in thousands)
Operating lease cost	$101	$58
Finance lease cost:
Amortization of right-of-use assets	1	-
Interest on lease liabilities	1	-
Total finance lease cost	2	-
Variable lease cost	10	-
Total lease cost	$113	$58

	Six months ended June 30, 2020	Six months ended June 30, 2019
	(in thousands)
Operating lease cost	$192	$116
Finance lease cost:
Amortization of right-of-use assets	2	-
Interest on lease liabilities	1	-
Total finance lease cost	3	-
Variable lease cost	23	-
Total lease cost	$218	$116

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$188	$113
Financing cash flows from finance leases	2	-

ROU assets obtained in exchange for lease obligations:
Operating leases	$201	$800
Finance leases	17	-

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Operating lease right-of-use assets	$1,157	$1,106
Finance lease right-of-use assets	$14	$-

Current portion of operating lease liabilities	$310	$262
Operating lease liabilities, net of current portion	899	889
Total operating lease liabilities	$1,209	$1,151

Current portion of finance lease liabilities	$5	$-
Finance lease liabilities, net of current portion	9	-
Total finance lease liabilities	$14	$-

Weighted average remaining lease term
Operating leases	3.6 years	4 years
Finance leases	2.6 years	-

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	-

As of June 30, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2020 (excluding the six months ended June 30, 2020)	$199	$3
2021	389	6
2022	388	6
2023	261	1
2024	153	-
Total future minimum lease payments	1,390	16
Less imputed interest	(181)	(2)
Total	$1,209	$14

Note 12 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

During the three and six months ended June 30, 2020, the Company granted stock options to purchase 13,611 shares of common stock to employees. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and six months ended June 30, 2020 was approximately $79,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the three and six months ended June 30, 2020.

Assumptions for Option Grants
Stock Price Volatility	75.5%
Risk-Free Interest Rates	1.22%
Expected Life (in years)	6.25
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $149,000 and $132,000 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, approximately $133,000 and approximately $16,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2019, approximately $118,000 and approximately $14,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was $317,000 and $275,000 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, approximately $285,000 and approximately $32,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2019, approximately $242,000 and approximately $33,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

During the three months ended June 30, 2020, stock options to purchase 2,000 shares of the Company’s common stock were exercised for proceeds of approximately $5,000, resulting in the issuance of 2,000 shares of the Company’s common stock. During the six months ended June 30, 2020, stock options to purchase 2,556 shares of the Company’s common stock were exercised for proceeds of approximately $7,000, resulting in the issuance of 2,556 shares of the Company’s common stock. During the six months ended June 30, 2020, stock options to purchase 1,112 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 755 shares of the Company’s common stock. There were no stock options exercised during the three or six months ended June 30, 2019.

There was no tax benefit related to expense recognized in the three or six months ended June 30, 2020 and 2019, as the Company is in a net operating loss position. As of June 30, 2020, there was $1.2 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.6 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

Total stock-based compensation expense for restricted stock was approximately $24,000 and $15,000 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, approximately $19,000 and $5,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2019, approximately $14,000 and $1,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock was approximately $52,000 and $30,000 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, approximately $42,000 and $10,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2019, approximately $28,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There were no unvested shares of restricted stock as of June 30, 2020.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards.

There were no SRP stock options granted during the three or six months ended June 30, 2020. Stock-based compensation expense related to the SRP stock options was approximately $6,000 and $32,000 for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2020, approximately $2,000 and $4,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2020, approximately $14,000 and $18,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

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

Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of June 30, 2020.

Note 13 – Stockholders’ Equity

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

Warrants

During the three months ended June 30, 2020, warrants to purchase 21,123 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $0.1 million and the issuance of 21,123 shares of the Company’s common stock. During the six months ended June 30, 2020, warrants to purchase 40,012 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 40,012 shares of the Company’s common stock.

There were no warrants exercised during the three and six months ended June 30, 2019.

There were no warrants issued during the three or six months ended June 30, 2020 or 2019.

Note 14 – Net Loss per Common Share

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	June 30,
	2020	2019
Shares underlying warrants outstanding	348,912	738,070
Shares underlying options outstanding	1,003,669	880,837

Note 15 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2020, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.2 million (approximately $3.5 million). As of June 30, 2020, the Company’s aggregate purchase commitments totaled €4.2 million (approximately $4.7 million).

Contractual Obligations

See Note 11 – Leases for a discussion of the Company’s contractual obligations.

Note 16 – Segment Reporting

On January 1, 2020, the Company began reporting the results of its Pathogen Detection Systems business as a new segment, known as the Pathogen Detection segment. Prior to the additional reporting of Pathogen Detection as a reporting segment, the Company had two operating segments, Water Filtration and Renal Products. The Company reflected the new segment measures beginning in the three months ended March 31, 2020, and prior periods have been restated for comparability.

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended June 30, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$1,567	$10	$-	$1,577
Gross margin	889	6	-	895
Research and development expenses	346	105	385	836
Depreciation and amortization expense	47	-	-	47
Selling, general and administrative expenses	1,348	137	125	1,610
Change in fair value of contingent consideration	-	-	-	-
Total operating expenses	1,741	242	510	2,493
Loss from operations	$(852)	$(236)	$(510)	$(1,598)

	Six Months Ended June 30, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$4,078	$28	$-	$4,106
Gross margin	2,369	17	-	2,386
Research and development expenses	656	157	586	1,399
Depreciation and amortization expense	93	-	-	93
Selling, general and administrative expenses	3,063	262	235	3,560
Change in fair value of contingent consideration	(42)	-	-	(42)
Total operating expenses	3,770	419	821	5,010
Loss from operations	$(1,401)	$(402)	$(821)	$(2,624)

	Three Months Ended June 30, 2019
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,309	$-	$-	$2,309
Gross margin	1,367	-	-	1,367
Research and development expenses	247	186	360	793
Depreciation and amortization expense	48	-	-	48
Selling, general and administrative expenses	1,352	-	51	1,403
Change in fair value of contingent consideration	(9)	-	-	(9)
Total operating expenses	1,638	186	411	2,235
Loss from operations	$(271)	$(186)	$(411)	$(868)

	Six Months Ended June 30, 2019
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$4,078	$-	$-	$4,078
Gross margin	2,365	-	-	2,365
Research and development expenses	467	312	770	1,549
Depreciation and amortization expense	98	-	-	98
Selling, general and administrative expenses	2,821	-	85	2,906
Change in fair value of contingent consideration	(19)	-	-	(19)
Total operating expenses	3,367	312	855	4,534
Loss from operations	$(1,002)	$(312)	$(855)	$(2,169)

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

Our pathogen detection systems are portable, near real-time systems designed to provide actionable data for infection control teams.

In commercial markets, we manufacture and sell water filters that improve the taste and odor of water and reduce biofilm, bacteria, and scale build-up in downstream equipment. Marketed under both the Nephros and AETHER brands, our products are marketed primarily to the food service, hospitality, convenience store, and health care markets.

We also have a subsidiary, Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company, focused primarily on developing hemodiafiltration (“HDF”) technology. SRP is developing a second-generation of the Nephros OLpūr H2H Hemodia-filtration System, the FDA 510(k)-cleared medical device that enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”).

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular, water purification.

COVID-19 Pandemic

The COVID-19 pandemic has impacted nearly every business in the United States and around the world. To date, we have fully maintained operations through the crisis, supporting our customers and strategic partners. Our warehouse and laboratory teams have integrated disinfection procedures into their activities, while our office teams have worked primarily from home. Our manufacturing and sterilization facilities have been operational, our supply chain has not been materially impacted, and our warehouses are shipping product on normal schedules.

In recent months, the COVID-19 pandemic has negatively impacted our business in several ways, including:

●	We have seen decreased demand for our hospital filtration products, particularly in emergency pathogen outbreak response. We believe this decreased demand is due primarily to our customers temporarily shifting their focus to matters related to the COVID-19 crisis and de-prioritizing unrelated matters, including both proactive and reactive efforts to detect and reduce waterborne pathogens.

●	We have experienced some delays in expected orders from existing customers, although we see signs of the market beginning to return to normal.

●	The inability of our sales personnel to meet with new potential customers due to policies implemented to address the spread of COVID-19 has also hindered demand for our products, especially our new PluraPath™ pathogen detection system, which launched less than two months before the onset of the COVID-19 pandemic in the United States.

●	Our commercial filtration products, which are primarily targeted at the hospitality and food service markets, have seen a decrease in demand, due to the closure of many hotels and restaurants.

●	We increased our cash and accounts payable usage in the first half of the year to purchase extra inventory from our Italian manufacturer as a hedge against the risk of potential supply chain interruptions.

As we are unable to determine the duration of the COVID-19 pandemic, we are not able to predict when we will see an increase in demand for our products and a corresponding increase to our revenue. Due to this uncertainty, we applied for and received $0.5 million from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) on April 24, 2020, which we believe will help us offset the adverse effect on our results of operations and financial condition that could result from a prolonged decrease in demand for our products.

We believe that, as the COVID-19 pandemic subsides, we may experience over the medium-to-long-term a net positive impact on demand for all of our products, due especially to increased global awareness of infectious pathogens and the serious problems they cause. Specifically, we expect that:

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

In summary, the COVID-19 pandemic adds uncertainty to our business plans in the short term, while we believe that our medium-to-long-term prospects remain strong. At this time, we cannot predict the specific extent or duration of the impact of the COVID-19 pandemic on our condition, resources and results.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus, and endotoxin retention:

●	The DSU-D, SSU-D and SSUmini are in-line, 0.005-micron ultrafilters that provide protection from bacteria, viruses, and endotoxins. All of these products have an up to 12-month product life in the dialysis setting and are used to filter water following treatment with a reverse osmosis (“RO”) system, and to filter bicarbonate concentrate. These ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines, and as a polish filter for portable RO machines.

●	The EndoPur is a 0.005-micron cartridge ultrafilter that provides single-stage protection from bacteria, viruses, and endotoxins. The EndoPur has an up to 12-month product life in the dialysis setting, and is used to filter water following treatment with an RO system. More specifically, the EndoPur is used primarily to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic. The EndoPur is a cartridge-based, “plug and play” market entry that requires no plumbing at installation or replacement. The EndoPur is available in 10”, 20”, and 30” configurations. We expect that the EndoPur will be validated for heat disinfection by the end of the third quarter of fiscal year 2020.

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

We currently market the following portfolio of proprietary products for use in the commercial, industrial, and food service settings:

●	The NanoGuard set of products are in-line, 0.005-micron ultrafilters that provide dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. NanoGuard products are designed to fit a variety of existing plumbing configurations, including 10” and 20” standard housings, and AETHER and Everpure® manifolds. Included in the NanoGuard product line are both conventional and flushable filters.

●	The AETHER line of commercial filters, which are also sold under the Nephros brand, provide a variety of technology solutions that improve water quality in food service, convenience store, hospitality, and industrial applications. AETHER filters improve water taste and odor, and reduce sediment, dirt, rust particles and other solids, chlorine and heavy minerals, lime scale build-up, and both particulate lead and soluble lead.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. There was no royalty revenue recognized during the three and six months ended June 30, 2020 or 2019 related to this Sublicense Agreement. CamelBak product sales have been slower than originally hoped. However, military contracts often take years to close, and we remain optimistic about these products and markets.

Pathogen Detection Systems

We recently expanded our portfolio of solutions with the introduction of our PluraPath™, SequaPath™, and DialyPath™ pathogen detection systems, which we believe represent significant growth opportunities for Nephros.

PluraPath: Pathogen Detection in Infection Control. We developed the PluraPath pathogen detection system to provide real-time data to infection control teams executing their water management plans. We integrated our ultrafilter technology with emerging, quantitative polymerase chain reaction (qPCR) technology and real-time analytics. We chose a portable, open-source qPCR platform that allows us to parallel-processes up to 15 different bacteria and virus assays. We worked with industry experts to select and develop DNA- and RNA-based assays that could meet our goals of providing quantitative precision within one hour. We also developed a mobile application to extract and process the data real-time. Furthermore, we designed the system so that anyone can perform qPCR testing, not just someone with training in microbiological laboratory techniques.

With the PluraPath system, it is possible to map and track the changes to levels of multiple bacterial and viral pathogens in a building’s water system on a real-time basis, at cost levels equivalent to assays that currently take 24-72 hours or more and typically provide data on only a single pathogen. Using PluraPath, we expect that infection control teams will be able to quickly assess approximate levels of a broad array of pathogens in their water systems, and optimally focus their secondary disinfection efforts and point-of-use filtration; services and products offered by our strategic partners.

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

SequaPath: Facility-Wide Pathogen Detection. Bacterial contaminants in water systems can originate from thousands of different bacterial families. The technology now exists to map the water system biome in real-time, on-site, using an enhanced form of the portable PluraPath system and a bioinformatics database. The SequaPath system provides the capability to screen water for over 20,000 different bacterial genera (families), including genera of the 40+ pathogenic bacteria listed by the Centers for Disease Control & Prevention (CDC) in their “Opportunistic Pathogens of Premise Plumbing.” The system incorporates our proprietary filtration technology and a DNA sequencing step that makes it possible to screen rapidly for genera of waterborne pathogens. Like PluraPath, the SequaPath platform is portable, allowing for same-day on-site analysis.

Due to re-opening concerns associated with buildings in the COVID-19 environment, we have accelerated the market launch of SequaPath™ from late 2020 to the current quarter. The technology was also used to perform a recent academic study that found far more bacteria in buildings unoccupied during the COVID-19 pandemic than in occupied buildings.

The potential for building biome mapping is enormous. We are developing the technology, processes, and procedures to perform as many as 96 tests in a single run. Our plan is to first provide SequaPath as a service, and then as a product that we can support with partners who have the in-house technical capabilities to manage this system.

While this service could be of value to the management of any water system in any building in any part of the world, we will first focus on the hospital customers of our strategic partners. Once proven in the hospital space, we believe that SequaPath has the potential to shift the building water testing paradigm across multiple markets and geographies.

DialyPath: Endotoxin Detection in Dialysis Facilities. We have also been investigating pathogen detection efforts in the dialysis space. The LAL (limulus amebocyte lysate) test is a dialysis industry standard assay that identifies the presence of potential endotoxins, agnostic to the source species. The source of endotoxins are gram-negative bacteria. LAL testing routinely takes 48-72 hours to provide results from the time of shipping the sample to a central laboratory. When dialysis clinics have urgent contamination or severely elevated endotoxin issues, they may have to shut down for extended periods of time creating enormous logistical issues for patients and increasing the cost of care.

To provide a real-time solution for this testing paradigm, we plan to launch the DialyPath pathogen detection and endotoxin estimation system in the second half of this year. The DialyPath system will mirror PluraPath, but include a gram-negative DNA marker test and test for six different gram-negative bacteria. The DialyPath system is designed to provide data on two test samples in one run in about an hour. The system will provide an estimate of the overall endotoxin in the sample, as well as estimated levels of six specific endotoxin-generating bacteria known to be frequent invaders of dialysis clinic water systems, and to cause inflammation in dialysis patients.

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

In 2018, we spun-off the development of the HDF device into SRP. We raised $3 million of outside capital directly into SRP to fund the second-generation development described above. These funds were exhausted in early July 2020. Nephros, which maintains a 62.5% ownership stake in SRP, will loan operating funds to SRP at least through the FDA 510(k) clearance process, which we expect to complete before the end of 2020.

Once we have obtained FDA clearance for our second-generation device, we intend to launch it at clinics with previous experience with our device. We plan to then expand our efforts, on a measured basis, to clinics that wish to provide HDF therapy to their patients. At this time, we do not believe making a rapid and broad push into the market would be optimal. Nephrologists in the United States are not trained on HDF therapy; however, many nephrologists want to explore the option and we believe that early adopters will want to perform studies to better understand the technology. We intend to support these investigator-initiated studies.

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

Critical Accounting Policies

For the six month period ended June 30, 2020, other than our cash and cash equivalents policy (see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q), there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$1,577	$2,309	$(732)	(32)%
Cost of goods sold	682	942	(260)	(28)%
Gross margin	895	1,367	(472)	(35)%
Gross margin %	57%	59%	-	(2)%
Research and development expenses	836	793	43	5%
Depreciation and amortization expense	47	48	(1)	(2)%
Selling, general and administrative expenses	1,610	1,403	215	15%
Change in fair value of contingent consideration	-	(9)	(9)	(100)%
Loss from operations	(1,598)	(868)	733	84%
Interest expense	(30)	(46)	(16)	(35)%
Interest income	4	-	4	100%
Other expense	(33)	(28)	5	18%
Net loss	(1,657)	(942)	718	76%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(61)	(1)	(2)%
Net loss attributable to Nephros, Inc.	$(1,717)	$(1,003)	$717	71%

Net Revenues

Total net revenues for the three months ended June 30, 2020 were $1.6 million compared to $2.3 million for the three months ended June 30, 2019. The decrease of $0.7 million, or 32%, was driven by reduced customer demand that appears to be related to decreased customer focus on waterborne pathogens during the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold was $0.7 million for the three months ended June 30, 2020 compared to $0.9 million for the three months ended June 30, 2019. This decrease of $0.2 million, or 28%, was primarily due to $0.4 million in decreased direct product costs consistent with the decrease in revenue and lower product costs due to volume discounts, partially offset by an increase in shipping and handling expenses of approximately $0.1 million, due to higher shipping rates during the COVID-19 pandemic. In addition, no significant inventory adjustments were made in the three months ended June 30, 2020, compared with a favorable adjustment of $0.1 million during the three months ended June 30, 2019.

Gross Margin

Gross margin was approximately 57% for the three months ended June 30, 2020 compared to approximately 59% for the three months ended June 30, 2019. The decrease of approximately 2 percentage points is primarily due to an increase in shipping expenses of approximately $0.1 million, due to higher shipping rates during the COVID-19 pandemic and the fact that no significant inventory adjustments were made in the three months ended June 30, 2020, compared with a favorable adjustment of $0.1 million during the three months ended June 30, 2019. These items were partially offset by lower products costs due to volume discounts.

Research and Development Expenses

Research and development expenses were $0.8 million for each of the three months ended June 30, 2020 and 2019.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $47,000 and $48,000 for the three months ended June 30, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.6 million for the three months ended June 30, 2020 compared to $1.4 million for the three months ended June 30, 2019, representing an increase of $0.2 million, or 16%. The increase was due to several factors, including increased headcount-related expenses of approximately $0.3 million, driven by investments in pathogen detection sales and marketing, partially offset by a decrease in travel-related expenses of approximately $0.1 million as a result of the COVID-19 pandemic.

Change in Fair Value of Contingent Consideration

There was no change in the fair value of contingent consideration for the three months ended June 30, 2020. Change in fair value of contingent consideration of approximately $9,000 for the three months ended June 30, 2019 was due to lower-than-planned revenue performance of commercial filtration products.

Interest Expense

Interest expense was approximately $30,000 for the three months ended June 30, 2020 compared to approximately $46,000 for the three months ended June 30, 2019 and is comprised primarily of interest on our secured note payable and interest on our secured revolving credit facility.

Interest Income

Interest income was approximately $4,000 for the three months ended June 30, 2020. There was no interest income for the three months ended June 30, 2019.

Other Expense

Other expense was approximately $33,000 and $28,000 for the three months ended June 30, 2020 and 2019, respectively. Other expense for the three months ended June 30, 2020 includes approximately $39,000 related to foreign currency exchange losses partially offset by other income of approximately $5,000. Other expense for the three months ended June 30, 2019 is a result of losses on foreign currency transactions.

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$1,567	$2,309	$(742)	(32)%
Cost of goods sold	678	942	(264)	(28)%
Gross margin	889	1,367	(478)	(35)%
Gross margin %	57%	59%	-	(2)%
Research and development expenses	346	247	99	40%
Depreciation and amortization expense	47	48	(1)	(2)%
Selling, general and administrative expenses	1,348	1,352	(4)	-%
Change in fair value of contingent consideration	-	(9)	(9)	(100)%
Loss from operations	$(852)	$(271)	$577	213%

Net Revenues

Total net revenues for the three months ended June 30, 2020 were $1.6 million compared to $2.3 million for the three months ended June 30, 2019. The decrease of $0.7 million, or 32%, was driven by reduced customer demand that appears to be related to decreased customer focus on waterborne pathogens during the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold was $0.7 million for the three months ended June 30, 2020 compared to $0.9 million for the three months ended June 30, 2019. The decrease of $0.2 million, or 28%, was primarily due to $0.4 million in decreased direct product costs consistent with the decrease in revenue and lower product costs due to volume discounts, partially offset by an increase in shipping and handling expenses of approximately $0.1 million, due to higher shipping rates during the COVID-19 pandemic. In addition, no significant inventory adjustments were made in the three months ended June 30, 2020, compared with a favorable adjustment of $0.1 million during the three months ended June 30, 2019.

Gross Margin

Gross margin was approximately 57% for the three months ended June 30, 2020 compared to approximately 59% for the three months ended June 30, 2019. The decrease of approximately 2 percentage points is primarily due to an increase in shipping expenses of approximately $0.1 million, due to higher shipping rates during the COVID-19 pandemic and the fact that no significant inventory adjustments were made in the three months ended June 30, 2020, compared with a favorable adjustment of $0.1 million during the three months ended June 30, 2019. These items were partially offset by lower products costs due to volume discounts.

Research and Development Expenses

Research and development expenses were $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. This increase of $0.1 million, or 40%, reflects increased headcount expenditures on product development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $47,000 and $48,000 for the three months ended June 30, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.3 million for each of the three months ended June 30, 2020 and 2019.

Change in Fair Value of Contingent Consideration

There was no change in the fair value of contingent consideration for the three months ended June 30, 2020. Change in fair value of contingent consideration of approximately $9,000 for the three months ended June 30, 2019 was due to lower-than-planned revenue performance of commercial filtration products.

Pathogen Detection

The following table sets forth results of operations for the Pathogen Detection segment for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$10	$-	$10	100%
Cost of goods sold	4	-	4	100%
Gross margin	6	-	6	100%
Gross margin %	60%	-%	-	60%
Research and development expenses	105	186	(81)	(44)%
Selling, general and administrative expenses	137	-	137	100%
Loss from operations	$(236)	$(186)	$50	27%

Net Revenues

Total net revenues for the three months ended June 30, 2020 were approximately $10,000. Our sales of the pathogen detection system began during the six months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold was approximately $6,000 for the three months ended June 30, 2020.

Gross Margin

Gross margin was approximately 56% for the three months ended June 30, 2020.

Research and Development Expenses

Research and development expenses were approximately $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. This decrease of approximately $81,000, or 44%, reflects this business segment’s transition from a purely research focus to a commercial phase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.1 million for the three months ended June 30, 2020 and were due to the sales efforts that began during the six months ended June 30, 2020.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$385	360	$25	7%
Selling, general and administrative expenses	125	51	74	145%
Loss from operations	$(510)	$(411)	$99	24%

Research and Development Expenses

Research and development expenses were $0.4 million for each of the three months ended June 30, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.1 million and $51,000 for the three months ended June 30, 2020 and 2019, respectively, an increase of approximately $74,000 due to an increased investment in operational management.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$4,106	$4,078	$28	1%
Cost of goods sold	1,720	1,713	7	-%
Gross margin	2,386	2,365	21	1%
Gross margin %	58%	58%	-	-%
Research and development expenses	1,399	1,549	(150)	(10)%
Depreciation and amortization expense	93	98	(5)	(5)%
Selling, general and administrative expenses	3,560	2,906	656	23%
Change in fair value of contingent consideration	(42)	(19)	23	121%
Loss from operations	(2,624)	(2,169)	455	21%
Interest expense	(73)	(92)	(19)	(21)%
Interest income	5	-	5	100%
Other expense	(63)	(30)	33	110%
Net loss	(2,755)	(2,291)	464	20%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(119)	(120)	(1)	(1)%
Net loss attributable to Nephros, Inc.	$(2,874)	$(2,411)	$463	19%

Net Revenues

Total net revenues were $4.1 million for each of the six months ended June 30, 2020 and 2019. An increase of $0.7 million during the first half of the six months ended June 30, 2020 was driven by increased medical filtration sales, primarily to existing customer accounts, and was offset by a decrease of $0.7 million during the second half of the period, due to reduced customer demand that appears to be related to decreased customer focus on waterborne pathogens during the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold was $1.7 million for each of the six months ended June 30, 2020 and 2019.

Gross Margin

Gross margin was approximately 58% for each of the six months ended June 30, 2020 and 2019.

Research and Development Expenses

Research and development expenses were $1.4 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. This decrease of $0.1 million, or 10%, is primarily due to decreasing investment in the second-generation HDF product as it nears submission for FDA clearance, expected in the third quarter of fiscal year 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $93,000 for the six months ended June 30, 2020 compared to approximately $98,000 for the six months ended June 30, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.6 million for the six months ended June 30, 2020 compared to $2.9 million for the six months ended June 30, 2019, representing an increase of $0.6 million, or 23%. The increase was due to several factors, including increased headcount-related expenses of approximately $0.7 million, driven by investments in pathogen detection, renal products, and logistics partially offset by a decrease in travel and marketing related expenses of approximately $0.1 million as a result of the COVID-19 pandemic.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of approximately $42,000 and $19,000 for the six months ended June 30, 2020 and 2019, respectively, was due to lower-than-planned revenue performance of commercial filtration products.

Interest Expense

Interest expense was approximately $73,000 for the six months ended June 30, 2020 compared to approximately $92,000 for the six months ended June 30, 2019 and is comprised primarily of interest on our secured note payable, interest on our secured revolving credit facility and accretion of contingent consideration.

Interest Income

Interest income was approximately $5,000 for the six months ended June 30, 2020. There was no interest income for the six months ended June 30, 2019.

Other Expense

Other expense was approximately $63,000 and $30,000 for the six months ended June 30, 2020 and 2019, respectively. Other expense for the six months ended June 30, 2020 includes approximately $70,000 related to foreign currency exchange losses partially offset by other income of approximately $7,000. Other expense for the six months ended June 30, 2019 is a result of losses on foreign currency transactions.

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$4,078	$4,078	$-	-%
Cost of goods sold	1,709	1,713	(4)	-%
Gross margin	2,369	2,365	31	1%
Gross margin %	58%	58%	-	-%
Research and development expenses	656	467	189	40%
Depreciation and amortization expense	93	98	(5)	(5)%
Selling, general and administrative expenses	3,063	2,821	242	9%
Change in fair value of contingent consideration	(42)	(19)	23	121%
Loss from operations	$(1,401)	$(1,002)	$399	40%

Net Revenues

Total net revenues were $4.1 million for each of the six months ended June 30, 2020 and 2019. An increase of $0.7 million during the first half of the six months ended June 30, 2020 was driven by increased medical filtration sales, primarily to existing customer accounts, and was offset by a decrease of $0.7 million during the second half of the period, due to reduced customer demand that appears to be related to decreased customer focus on waterborne pathogens during the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold was $1.7 million for each of the six months ended June 30, 2020 and 2019.

Gross Margin

Gross margin was approximately 58% for each of the six months ended June 30, 2020 and 2019.

Research and Development Expenses

Research and development expenses were $0.7 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively. This increase of $0.2 million, or 40%, reflects increased expenditures on product development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $93,000 for the six months ended June 30, 2020 compared to approximately $98,000 for the six months ended June 30, 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.0 million for the six months ended June 30, 2020 compared to $2.8 million for the six months ended June 30, 2019, representing an increase of $0.2 million, or 9%. The increase was due to several factors, including increased headcount-related expenses of approximately $0.3 million, driven by investments in pathogen detection, renal products, and logistics partially offset by a decrease in travel and marketing related expenses of approximately $0.1 million as a result of the COVID-19 pandemic.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of approximately $42,000 and $19,000 for the six months ended June 30, 2020 and 2019, respectively, was due to lower-than-planned revenue performance of commercial filtration products.

Pathogen Detection

The following table sets forth results of operations for the Pathogen Detection segment for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$28	$-	$28	100%
Cost of goods sold	11	-	11	100%
Gross margin	17	-	16	100%
Gross margin %	61%	-%	-	61%
Research and development expenses	157	312	(155)	(50)%
Selling, general and administrative expenses	262	-	262	100%
Loss from operations	$(402)	$(312)	$90	29%

Net Revenues

Total net revenues for the six months ended June 30, 2020 were approximately $28,000. Our sales of the pathogen detection system began during the six months ended June 30, 2020.

Cost of Goods Sold

Cost of goods sold was approximately $11,000 for the six months ended June 30, 2020.

Gross Margin

Gross margin was approximately 61% for the six months ended June 30, 2020.

Research and Development Expenses

Research and development expenses were approximately $0.2 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. This decrease of $0.2 million, or 50%, reflects decreased research and development expenditures on our pathogen detection products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.3 million for the six months ended June 30, 2020 and were due to the sales effort which began during the six months ended June 30, 2020.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$586	770	$(184)	(24)%
Selling, general and administrative expenses	235	85	150	176%
Loss from operations	$(821)	$(855)	$(34)	4%

Research and Development Expenses

Research and development expenses were $0.6 and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $0.2 million due to decreasing investment in the second-generation HDF product as it nears submission for FDA clearance, expected in the third quarter of fiscal year 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $0.2 and $0.1 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $0.1 million due to an increased investment in operational management.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2020 and December 31, 2019 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	June 30,	December 31,
Liquidity and Capital Resources	2020	2019
Cash and cash equivalents	$7,046	$4,166
Other current assets	6,024	4,133
Working capital	10.305	5,871
Stockholders’ equity	12,276	7,689

At June 30, 2020, we had an accumulated deficit of $130.1 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

The Coronavirus Aid, Relief and Economic Security Act, signed into law in March 2020, established the PPP, which authorizes the issuance of loans to small businesses. Loan amounts are forgivable to the extent that proceeds are used to cover certain costs, including payroll, over an 8-week period following loan funding. Loans have a maturity of 2 years with an interest rate of 1.0% and may be prepaid without penalty. We applied for and received a PPP loan in the amount of $0.5 million on April 24, 2020.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan – including the potential negative impact of the COVID-19 pandemic – through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Additionally, our operating plans are designed to help control operating costs and to increase revenue until such time as we generate sufficient cash flows from operations. However, there is uncertainty with respect to our projections regarding the availability of sufficient cash resources as a result of the COVID-19 pandemic and the economic conditions it has caused. In recent months, we have seen decreased demand for our products both with respect to new hospital customers and our existing hospital, restaurant and hospitality customers, which have been significantly impacted by the COVID-19 pandemic. If this decrease in demand continues beyond the third quarter of fiscal year 2020 and we are unable to achieve our revenue plan, we may be forced to cut costs as appropriate to preserve our available capital resources. If we are unable to sufficiently decrease our spending to match any future decreased demands for our products, we may exhaust our capital resources sooner than we currently anticipate. Further, as a result of the recent volatility of the capital markets and economic conditions generally, it may be difficult for us to raise additional capital at times when we need it, and even if we were able to raise additional capital, it may be on terms than are detrimental to us. Accordingly, the current economic conditions caused by the COVID-19 pandemic place uncertainty on our ability to maintain adequate levels of liquidity.

In addition to the factors caused by the COVID-19 pandemic and the current economic conditions, our future liquidity sources and requirements will depend on many other factors, including:

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

At June 30, 2020, we had cash and cash equivalents totaling $7.0 million and total assets of $15.9 million excluding the asset related to the License and Supply Agreement with Medica of $0.7 million.

Net cash used in operating activities was $3.6 million for the six months ended June 30, 2020 compared to $2.0 million for the six months ended June 30, 2019, an increase of $1.6 million, due primarily to an increase of $2.2 million in inventory during the six months ended June 30, 2020, which we executed to reduce the risk of a disruption of our Italy-based supply chain during the COVID-19 pandemic. In addition, reduced revenues increased our use of cash, since less gross margin was available to cover expenses.

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2020 due to purchases of equipment. Net cash used in investing activities was $0.1 million for the six months ended June 30, 2019 due to a working capital adjustment related to the acquisition of the Aether business.

Net cash provided by financing activities of $6.7 million for the six months ended June 30, 2020 resulted from proceeds from the issuance of common stock of $6.8 million, proceeds from the PPP loan of $0.5 million and proceeds from the exercise of warrants and options of $0.2 million, offset partially by net payments on our secured revolving credit facility of approximately $0.6 million, payments of approximately $1,000 on our equipment financing debt, payments of approximately $0.1 million on our secured note, payment of approximately $79,000 on our contingent consideration and principal payments of approximately $1,000 on our finance lease obligation.

Net cash provided by financing activities of $1.9 million for the six months ended June 30, 2019 resulted from net proceeds from the issuance of common stock of $2.0 million and net proceeds on our secured revolving credit facility of approximately $30,000 partially offset by payments on our secured note payable of $0.1 million and payment of contingent consideration of approximately $16,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Our operations expose us to risks associated with public health crises and pandemics, such as the outbreak of COVID-19. The COVID-19 pandemic has caused a general reduction in economic activity as businesses and consumers reduce activity to slow the spread of COVID-19 on a voluntary basis and in response to government orders. These reductions in activity have impacted and will continue to impact our workforce and operations, the operations of our customers, and the operations of our vendors and suppliers.

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

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, the severity of the outbreak, the actions of governments and private actors to slow the spread of the outbreak, the effect of fiscal stimulus measures, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the COVID-19 pandemic closely.

Item 5. Other Information

Amendment to Membership Interest Purchase Agreement

As previously disclosed, on December 31, 2018, we entered into a Membership Interest Purchase Agreement (the “Agreement”) with Biocon 1, LLC, a Nevada limited liability company (“Biocon”), Aether Water Systems, LLC, a Nevada limited liability company (“Aether”), and Gregory Lucas, the sole member of each of Biocon and Aether (“Lucas”). Pursuant to the terms of the Agreement, we acquired 100% of the outstanding membership interests of each of Aether and Biocon in exchange for a cash payment of $750,000 to Lucas at closing, repayment of approximately $8,000 in debt of Biocon, and payment of contingent consideration to Lucas based on the net revenue of Biocon and Aether over each quarter of the 2019 and 2020 fiscal years, up to a maximum aggregate payment of $2,625,000.

On June 24, 2020, we and Lucas entered into a First Amendment to the Agreement (the “MIPA Amendment”), which modified the contingent consideration payments by disregarding the fiscal quarter ended June 30, 2020 and including the fiscal quarter ending March 31, 2021. All other terms of the Agreement remain the same. The foregoing summary of the MIPA Amendment is qualified in its entirety by reference to the complete MIPA Amendment, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Termination of Revolving Credit Facility

As previously disclosed, on August 17, 2017, we entered into the Loan Agreement and Security Agreement (the “Loan Agreement”) with Tech Capital, LLC (“Tech Capital”). The Loan Agreement initially provided for a secured asset-based revolving credit facility (the “Revolver”) of up to $1.0 million, which we drew upon and repaid from time to time during the term of the Loan Agreement. On December 20, 2019, we and Tech Capital entered into a First Modification to the Loan Agreement (“the Amendment”). The Amendment increased the Revolver from $1.0 million to $2.5 million. Effective May 26, 2020, we repaid the approximately $316,000 of outstanding unpaid principal and interest on the Revolver. Upon repayment, the Revolver was terminated.

The Loan Agreement was amended and restated effective May 26, 2020 (the “A&R Loan Agreement”) to reflect this termination. The A&R Loan Agreement remains in place for purposes of specifying obligations related to the secured note payable we previously issued to Tech Capital. This secured note payable was also amended and restated effective May 26, 2020 to reflect the current balance of approximately $749,000 (the “A&R Secured Promissory Note”). All other terms of the original secured note payable remain the same.

The foregoing summaries of the A&R Loan Agreement and the A&R Secured Promissory Note are qualified in their entirety by reference to the A&R Loan Agreement and the A&R Secured Promissory Note, copies of which are filed herewith as Exhibits 10.2 and 10.3, respectively, and incorporated herein by reference.

Paycheck Protection Program Loan

On April 24, 2020, we received a loan from First Republic Bank through the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) in the amount of approximately $0.5 million. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act enacted on March 27, 2020, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. In connection with the PPP loan, we issued a promissory note dated April 22, 2020 to First Republic Bank, in the principal amount of approximately $0.5 million (the “Promissory Note”). The PPP loan matures on April 22, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing November 22, 2020. The PPP loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP loan may only be used for payroll costs, benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. Under the terms of the PPP, certain amounts of the PPP loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the PPP loan. We intend to use the entire amount for such qualifying expenses.

The foregoing summary of the PPP loan is qualified in its entirety by reference to the Promissory Note, a copy of which is filed herewith as Exhibit 10.4 and incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	First Amendment to Membership Interest Purchase Agreement, dated June 24, 2020, by and between the Registrant and Gregory Lucas. *

10.2	Amended and Restated Loan and Security Agreement, dated May 26, 2020, by and between Tech Capital, LLC and the Registrant. *

10.3	Amended and Restated Secured Promissory Note (Single Advance – Non-Revolving), dated May 26, 2020, issued by the Registrant. *

10.4	U.S. Small Business Administration Paycheck Protection Program Note dated April 22, 2020, between the Registrant and First Republic Bank.*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 5, 2020	By:	/s/ Daron Evans
	Name:	Daron Evans
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

