Form 10-Q
period 2020-09-30
NEPHROS INC
filed 2020-11-05
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 3, 2020, 9,864,673 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$5,155	$4,166
Accounts receivable, net	901	1,045
Inventory, net	5,385	2,562
Prepaid expenses and other current assets	314	526
Total current assets	11,755	8,299
Property and equipment, net	302	81
Lease right-of-use assets	1,117	1,106
Intangible assets, net	517	548
Goodwill	759	759
License and supply agreement, net	703	804
Other assets	89	32
TOTAL ASSETS	$15,242	$11,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$-	$560
Current portion of secured note payable	224	211
Current portion of paycheck protection program loan	340	-
Accounts payable	887	959
Accrued expenses	596	136
Contingent consideration	6	300
Current portion of lease liabilities	326	262
Total current liabilities	2,379	2,428
Secured note payable, net of current portion	428	613
Paycheck protection program loan, net of current portion	141	-
Equipment financing, net of current portion	8	10
Lease liabilities, net of current portion	846	889
TOTAL LIABILITIES	3,802	3,940

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at September 30, 2020 and December 31, 2019; 9,039,673 and 8,058,850 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	9	8
Additional paid-in capital	139,410	131,934
Accumulated other comprehensive income	69	65
Accumulated deficit	(131,100)	(127,332)
Subtotal	8,388	4,675
Noncontrolling interest	3,052	3,014
TOTAL STOCKHOLDERS’ EQUITY	11,440	7,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,242	$11,629

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Product revenues	$2,094	$3,054	$6,133	$7,067
Royalty and other revenues	27	41	94	106
Total net revenues	2,121	3,095	6,227	7,173
Cost of goods sold	896	1,276	2,616	2,989
Gross margin	1,225	1,819	3,611	4,184
Operating expenses:
Research and development	751	777	2,150	2,326
Depreciation and amortization	49	44	142	142
Selling, general and administrative	1,544	1,787	5,104	4,693
Change in fair value of contingent consideration	(187)	(94)	(229)	(113)
Total operating expenses	2,157	2,514	7,167	7,048
Loss from operations	(932)	(695)	(3,556)	(2,864)
Other (expense) income:
Interest expense	(22)	(48)	(95)	(140)
Interest income	3	-	8	-
Other expense, net	(61)	(1)	(124)	(31)
Net loss	(1,012)	(744)	(3,767)	(3,035)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(60)	(179)	(180)
Net loss attributable to Nephros, Inc. shareholders	$(1,072)	$(804)	$(3,946)	$(3,215)

Net loss per common share, basic and diluted	$(0.12)	$(0.10)	$(0.44)	$(0.43)
Weighted average common shares outstanding, basic and diluted	9,039,673	7,703,033	8,872,624	7,408,569

Comprehensive loss:
Net loss	$(1,012)	$(744)	$(3,767)	$(3,035)
Other comprehensive income (loss), foreign currency translation adjustments, net of tax	4	(7)	4	(8)
Comprehensive loss	(1,008)	(751)	(3,763)	(3,043)
Comprehensive loss attributable to noncontrolling interest	(60)	(60)	(179)	(180)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,068)	$(811)	$(3,942)	$(3,223)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689
Net loss					(1,098)	(1,098)		(1,098)
Net unrealized losses on foreign currency translation, net of tax				(1)		(1)		(1)
Issuance of common stock, net of equity issuance costs of $729	937,500	1	6,770			6,771		6,771
Exercise of warrants	18,889		51			51		51
Exercise of options	556		2			2		2
Cashless exercise of options	755
Noncash stock-based compensation			196			196	26	222
Balance, March 31, 2020	8,961,439	$9	$138,953	$64	$(128,430)	$10,596	$3,040	$13,636
Net loss					(1,657)	(1,657)		(1,657)
Net unrealized gains on foreign currency translation, net of tax				1		1		1
Exercise of warrants	21,123		112			112		112
Exercise of options	2,000		5			5		5
Issuance of vested restricted stock	55,111
Noncash stock-based compensation			173			173	6	179
Balance, June 30, 2020	9,039,673	$9	$139,243	$65	$(130,087)	$9,230	$3,046	$12,276
Net loss					(1,012)	(1,012)		(1,012)
Net unrealized gains on foreign currency translation, net of tax				4		4		4
Noncash stock-based compensation			166			166	6	172
Balance, September 30, 2020	9,039,673	$9	$139,409	$69	$(131,099)	$8,388	$3,052	$11,440

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

	Three and nine months ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2018	7,134,719	$7	$127,873	$71	$(124,153)	$3,798	$3,000	$6,798
Net loss					(1,349)	(1,349)		(1,349)
Net unrealized losses on foreign currency translation, net of tax				(3)		(3)		(3)
Noncash stock-based compensation			158			158		158
Balance, March 31, 2019	7,134,719	$7	$128,031	$68	$(125,502)	$2,604	$3,000	$5,604
Net loss					(942)	(942)		(942)
Net unrealized gains on foreign currency translation, net of tax				2		2		2
Issuance of common stock, net of equity issuance costs of $8	493,827	1	1,991			1,992		1,992
Issuance of vested restricted stock	44,270
Noncash stock-based compensation			147			147	3	150
Balance, June 30, 2019	7,672,816	$8	$130,169	$70	$(126,444)	$3,803	$3,003	$6,806
Net loss					(744)	(744)		(744)
Net unrealized losses on foreign currency translation, net of tax				(7)		(7)		(7)
Exercise of warrants	108,147		292			292		292
Exercise of stock options	4,166		21			21		21
Aggregate fractional shares cancelled due to reverse stock split	(594)
Noncash stock-based compensation			348			348	6	354
Balance, September 30, 2019	7,784,535	$8	$130,830	$63	$(127,188)	$3,713	$3,009	$6,722

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(3,767)	$(3,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	18	20
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	136	132
Non-cash stock-based compensation, including stock options and restricted stock	573	662
Inventory reserve	4	37
Change in fair value of contingent consideration	(229)	(113)
Accretion of contingent consideration	14	41
Loss (gain) on foreign currency transactions	7	(2)
(Increase) decrease in operating assets:
Accounts receivable	144	(461)
Inventory	(2,827)	(301)
Allowance for doubtful accounts reserve	-	19
Prepaid expenses and other current assets	207	21
Operating right-of-use assets and operating lease liabilities	15	49
Other assets	(57)	(21)
Increase (decrease) in operating liabilities:
Accounts payable	(79)	(144)
Accrued expenses	464	456
Net cash used in operating activities	(5,377)	(2,640)

INVESTING ACTIVITIES:
Purchase of equipment	(239)	(14)
Acquisition of the Aether business	-	(137)
Net cash used in investing activities	(239)	(151)

FINANCING ACTIVITES:
Proceeds from issuance of common stock	6,771	1,992
Proceeds from Paycheck Protection Program Loan	479	-
Net payments on secured revolving credit facility	(560)	(9)
Payments on secured note payable	(172)	(159)
Principal payments on finance lease liability	(6)	-
Principal payments on equipment financing	(2)	(1)
Proceeds from equipment financing	-	14
Proceeds from exercise of warrants	163	292
Proceeds from exercise of options	7	21
Payment of contingent consideration	(79)	(78)
Net cash provided by financing activities	6,601	2,072
Effect of foreign exchange rates on cash	4	(7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	989	(726)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,166	4,581
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,155	$3,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$80	$98
Cash paid for income taxes	$21	$4

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING INFORMATION
Right-of-use asset obtained in exchange for operating lease liability	$201	$800
Right-of-use asset obtained in exchange for finance lease liability	$17	$-

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

The Company’s pathogen detection systems are portable, near real-time systems designed to provide actionable data for infection control teams and other organizations. The pathogen detection systems business is a reportable segment, referred to as the Pathogen Detection segment.

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2019 was derived from the Company’s audited financial statements. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $131.1 million as of September 30, 2020.

On February 4, 2020, the Company completed a confidentially marketed underwritten public offering whereby the Company sold 937,500 shares of its common stock for aggregate net proceeds of $6.8 million. Additionally, the Company received $0.5 million from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) on April 24, 2020. The PPP was established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, in response to the Coronavirus Disease 2019 (COVID-19) pandemic. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. The Company intends to use the entire loan amount for such qualifying expenses.

On May 26, 2020, the Company terminated its secured asset-based revolving credit facility, which had allowed the Company to borrow up to $2.5 million. As of September 30, 2020, there was no outstanding amount due under the secured asset-based revolving credit facility.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3.0 million. As of approximately July 1, 2020, SRP had fully spent the proceeds from this private placement. During the three months ended September 30, 2020, SRP borrowed $0.8 million in operating funds from Nephros. On October 9, 2020, Nephros and SRP entered into a formal loan agreement, in which Nephros agreed to lend up to $1.3 million of operating funds to SRP, including the $0.8 million borrowed during the three months ended September 30, 2020. These funds are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which is expected to be initially submitted to the FDA near the end of 2020.

On October 20, 2020, the Company completed a registered direct offering of 833,333 shares of its common stock at a price of $6.00 per share with net proceeds of $4.7 million.

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

If this decrease in demand continues beyond the third quarter of fiscal year 2021 and the Company is unable to achieve its revenue plan, the Company may be forced to cut costs as appropriate to preserve its available capital resources. If the Company is unable to sufficiently decrease its spending to match any future decreased demands for its products, the Company may exhaust its capital resources sooner than it currently anticipates. Further, as a result of the recent volatility of the capital markets and economic conditions generally, it may be difficult for the Company to raise additional capital at times when it may need it, and even if the Company were able to raise additional capital, it may be on terms than are detrimental to the Company. Accordingly, the current economic conditions caused by the COVID-19 pandemic place uncertainty on the Company’s ability to maintain adequate levels of liquidity.

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

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606.” This guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and precludes, in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. The Company adopted this guidance as of January 1, 2020 and the guidance did not have an impact on its consolidated financial statements.

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

Major Customers

For the three months ended September 30, 2020 and 2019, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2020	2019
A	17%	19%
B	16%	7%
C	8%	31%
Total	41%	57%

For the nine months ended September 30, 2020 and 2019, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2020	2019
C	18%	18%
A	15%	16%
B	11%	10%
Total	44%	44%

As of September 30, 2020 and December 31, 2019, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2020	2019
D	14%	2%
B	10%	-%
A	5%	26%
C	9%	11%
Total	38%	39%

Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2020 and December 31, 2019, cash and cash equivalents were deposited in financial institutions and consisted entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. There was no allowance for doubtful accounts as of September 30, 2020. The allowance for doubtful accounts was approximately $25,000 as of December 31, 2019. For the three and nine months ended September 30, 2020, there was no provision for bad debt expense. For the three and nine months ended September 30, 2019, the provision for bad debt expense was approximately $19,000. Write-offs of accounts receivable were approximately $25,000 for the three and nine months ended September 30, 2020 which were reserved for in a prior period. Write-offs of accounts receivable were approximately $5,000 for the nine months ended September 30, 2019 which were reserved for in a prior period. There were no write-offs of accounts receivable for the three months ended September 30, 2019. There was no allowance for sales returns at September 30, 2020 or December 31, 2019.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2020, depreciation expense was approximately $8,000 and $18,000, respectively. Approximately $4,000 of the approximately $8,000 and approximately $12,000 of the approximately $18,000 of depreciation expense for the three and nine months ended September 30, 2020, respectively, has been recognized in cost of goods sold. For the three months ended September 30, 2019, depreciation expense was approximately $4,000 and was recognized in cost of goods sold. Approximately $10,000 of the approximately $20,000 of depreciation expense recognized for the nine months ended September 30, 2019 has been recognized in cost of goods sold.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), are met. Product revenue is recorded net of returns and allowances. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenue recognized for the three and nine months ended September 30, 2020 and 2019 is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Royalty revenue under the License Agreement with Bellco	$20	$10	$49	$50
Other revenue	7	31	45	56
Total license, royalty and other revenue	$27	$41	$94	$106

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

The Company recognized royalty income from Bellco pursuant to the License Agreement of approximately $20,000 and $10,000 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized royalty income from Bellco pursuant to the License Agreement of approximately $49,000 and $50,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
	(in thousands)
At September 30, 2020:
Total contingent consideration liability	$-	$-	$6	$6

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

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the nine months ended September 30, 2020:

Contingent Consideration
(in thousands)
Balance as of December 31, 2019	$300
Payments against contingent consideration	(79)
Change in fair value of contingent consideration liability	(229)
Accretion of contingent consideration liability	14
Balance as of September 30, 2020	$6

During the three and nine months ended September 30, 2020, the change in fair value of contingent consideration of $0.2 million was due to the settlement of the contingent consideration liability. In October 2020, the Company entered into a Second Amendment to the Membership Interest Purchase Agreement dated December 31, 2018 (the “Amended Agreement”) related to the acquisition of the Aether business, in which the Company agreed to pay a lump sum of $0.1 million in full consideration for the Company’s obligation to make payments of contingent consideration under the Membership Interest Purchase Agreement (see Note 17 – Subsequent Events). Approximately $94,000 of the remaining obligation will be paid out of amounts remaining in escrow as of September 30, 2020.

During each of the three and nine months ended September 30, 2019, a change in fair value of contingent consideration of $0.1 million was recorded due to lower than planned performance.

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

There were no transfers between levels in the fair value hierarchy during the three and nine months ended September 30, 2020.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash and cash equivalents, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of September 30, 2020 and December 31, 2019 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

The carrying amount of the PPP loan does not include interest imputed at a market rate as the PPP loan is a transaction whereby the interest rate is prescribed by a government agency.

Note 5 – Inventory, net

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Finished goods	$4,645	$2,248
Raw materials	781	359
Less: inventory reserve	(41)	(45)
Total inventory, net	$5,385	$2,562

Note 6 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets as of September 30, 2020 and December 31, 2019 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	September 30, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(17)	$33	$50	$(10)	$40
Customer relationships	540	(56)	484	540	(32)	508
Total intangible assets	$590	$(73)	$517	$590	$(42)	$548

The Company recognized amortization expense of approximately $10,000 for each of the three months ended September 30, 2020 and 2019 and such amounts are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The Company recognized amortization expense of approximately $31,000 for each of the nine months ended September 30, 2020 and 2019 and such amounts are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2020, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2020 (excluding the nine months ended September 30, 2020)	$11
2021	42
2022	42
2023	42
2024	32

The Company did not recognize any intangible asset impairment charges during the three and nine months ended September 30, 2020 or 2019.

Goodwill

Goodwill had a carrying value on the Company’s condensed consolidated balance sheets of $0.8 million at each of September 30, 2020 and December 31, 2019. Goodwill has been allocated to the Water Filtration segment.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net on the condensed consolidated balance sheet is $0.7 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively. Accumulated amortization is $1.6 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $34,000 was recognized in each of the three months ended September 30, 2020 and 2019 on the condensed consolidated statement of operations and comprehensive loss. Amortization expense of $0.1 million was recognized in each of the nine months ended September 30, 2020 and 2019 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three or nine months ended September 30, 2020 or 2019.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $60,000 and $82,000 for the three months ended September 30, 2020 and 2019, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $173,000 and $190,000 for the nine months ended September 30, 2020 and 2019, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $60,000 in royalties are included in accrued expenses as of September 30, 2020. Approximately $83,000 in royalties are included in accounts payable as of December 31, 2019.

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

On May 26, 2020, the Company terminated the Revolver and, as a result, recognized fees of approximately $7,000, which are included in interest expense on the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020. Although the Revolver was terminated, the Loan Agreement, as amended on May 26, 2020 to reflect this termination, remains in place for purposes of specifying obligations related to the Secured Note Payable (see Note 9 – Secured Note Payable).

For the nine months ended September 30, 2020, excluding approximately $7,000 related to the termination of the Revolver, approximately $25,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2019, approximately $17,000 and $40,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. The Secured Note was amended and restated on May 26, 2020 to reflect the then-current balance on the Secured Note. There were no other changes to the terms and conditions of the Secured Note. As of September 30, 2020, the principal balance of the Secured Note was $0.7 million.

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments commenced on May 1, 2018 and are due on the first day of each month.

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

During the three months ended September 30, 2020 and 2019, the Company made payments under the Secured Note of approximately $73,000. Included in the total payments made, approximately $14,000 and $18,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company made payments under the Secured Note of approximately $217,000. Included in the total payments made, approximately $45,000 and $58,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, future principal maturities are as follows (in thousands):

Fiscal Years
2020 (excluding the nine months ended September 30, 2020)	$39
2021	249
2022	269
2023	95
Total	$652

Note 10 – Paycheck Protection Program Loan

On April 24, 2020, the Company was granted a PPP loan in the amount of $0.5 million. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. In connection with the PPP loan, the Company issued a promissory note dated April 24, 2020, in the principal amount of $0.5 million. The loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing November 24, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. The Company intends to use the entire amount for such qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. For the three and nine months ended September 30, 2020, approximately $1,000 and $2,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss.

Note 11 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 4 years.

The Company entered into an operating lease in March 2020 for 1015 Telegraph Street, Unit B, Reno, Nevada 89502. The rental agreement commenced in March 2020 and expires in February 2022 with an option to extend for two additional years that the Company is reasonably certain to exercise. The monthly cost is approximately $5,000. Approximately $5,000 related to a security deposit for this office facility is classified as other assets on the condensed consolidated balance sheet as of September 30, 2020.

The Company entered into a finance lease in February 2020 for office equipment. The rental agreement commenced in February 2020 and expires in January 2023 with a monthly cost of approximately $1,000.

The Company entered into an operating lease in June 2020 for 923 Incline Way, #37, Incline Village, Nevada 89451. The rental agreement commenced in March 2020 and expires in January 2021. The monthly cost is approximately $2,000. The Company adopted the short-term lease practical expedient and, as such, will recognize the lease payments on a straight-lease basis over the lease term.

Operating lease cost, as presented below, includes costs associated with leases for which right of use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended September 30, 2020	Three months ended September 30, 2019
	(in thousands)
Operating lease cost	$105	$98
Finance lease cost:
Amortization of right-of-use assets	3	-
Interest on lease liabilities	-	-
Total finance lease cost	3	-
Variable lease cost	7	-
Total lease cost	$115	$98

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(in thousands)
Operating lease cost	$300	$214
Finance lease cost:
Amortization of right-of-use assets	4	-
Interest on lease liabilities	1	-
Total finance lease cost	5	-
Variable lease cost	30	-
Total lease cost	$335	$214

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$293	$165
Financing cash flows from finance leases	5	-

ROU assets obtained in exchange for lease obligations:
Operating leases	$201	$800
Finance leases	$17	-

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Operating lease right-of-use assets	$1,079	$1,106
Finance lease right-of-use assets	$38	$-

Current portion of operating lease liabilities	$315	$262
Operating lease liabilities, net of current portion	819	889
Total operating lease liabilities	$1,134	$1,151

Current portion of finance lease liabilities	$11	$-
Finance lease liabilities, net of current portion	27	-
Total finance lease liabilities	$38	$-

Weighted average remaining lease term
Operating leases	3.4 years	4 years
Finance leases	3.3 years	-

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	-

As of September 30, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2020 (excluding the nine months ended September 30, 2020)	$98	$3
2021	389	14
2022	388	14
2023	261	8
2024	153	4
Total future minimum lease payments	1,289	43
Less imputed interest	(155)	(5)
Total	$1,134	$38

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

Stock Options

During the three and nine months ended September 30, 2020, the Company granted stock options to purchase 157,064 and 170,675 shares, respectively, of common stock to employees. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and nine months ended September 30, 2020 was approximately $704,000 and $783,000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the three and nine months ended September 30, 2020.

Assumptions for Option Grants
Stock Price Volatility	71.96%
Risk-Free Interest Rates	0.37%
Expected Life (in years)	6.25
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $166,000 and $348,000 for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, approximately $150,000 and approximately $16,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2019, approximately $335,000 and approximately $13,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was $483,000 and $623,000 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, approximately $435,000 and approximately $48,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2019, approximately $577,000 and approximately $46,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There were no stock options exercised during the three months ended September 30, 2020. During the nine months ended September 30, 2020, stock options to purchase 2,556 shares of the Company’s common stock were exercised in a cash exercise for proceeds of approximately $7,000, resulting in the issuance of 2,556 shares of the Company’s common stock. During the nine months ended September 30, 2020, stock options to purchase 1,112 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 755 shares of the Company’s common stock. There were no stock options exercised during the three or nine months ended September 30, 2019.

There was no tax benefit related to expense recognized in the three or nine months ended September 30, 2020 and 2019, as the Company is in a net operating loss position. As of September 30, 2020, there was $1.1 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.5 years. Such amount does not include the effect of future grants of equity compensation, if any.

Restricted Stock

There was no stock-based compensation expense for restricted stock recognized during the three months ended September 30, 2020 or 2019.

Total stock-based compensation expense for restricted stock was approximately $52,000 and $30,000 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, approximately $42,000 and $10,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2019, approximately $28,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There were no unvested shares of restricted stock as of September 30, 2020.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards.

There were no SRP stock options granted during the three or nine months ended September 30, 2020. Stock-based compensation expense related to the SRP stock options was approximately $6,000 and $38,000 for the three and nine months ended September 30, 2020, respectively. For the three months ended September 30, 2020, approximately $2,000 and $4,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2020, approximately $16,000 and $22,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to the SRP stock options was approximately $6,000 and $9,000 for the three and nine months ended September 30, 2019. For the three months ended September 30, 2019, approximately $2,000 and $4,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2019, approximately $3,000 and $6,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of September 30, 2020.

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

Warrants

There were no warrants exercised during the three months ended September 30, 2020. During the nine months ended September 30, 2020, warrants to purchase 40,012 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 40,012 shares of the Company’s common stock.

During the three and nine months ended September 30, 2019, warrants to purchase 108,149 shares of the Company’s common stock were exercised, resulting in proceeds of $0.3 million and the issuance of 108,147 shares of the Company’s common stock. Of the warrants exercised during the three and nine months ended September 30, 2019, warrants to purchase 4,444 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $12,000.

There were no warrants issued during the three or nine months ended September 30, 2020 or 2019.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	September 30,
	2020	2019
Shares underlying warrants outstanding	270,597	629,921
Shares underlying options outstanding	1,159,655	887,782

Note 15 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2020, the Company agreed to make minimum annual aggregate purchases from Medica of €3.2 million (approximately $3.5 million). As of September 30, 2020, the Company’s aggregate purchase commitments totaled €4.5 million (approximately $5.0 million).

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended September 30, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,121	$-	$-	$2,121
Gross margin	1,227	(2)	-	1,225
Research and development expenses	359	49	343	751
Depreciation and amortization expense	49	-	-	49
Selling, general and administrative expenses	1,317	116	111	1,544
Change in fair value of contingent consideration	(187)	-	-	(187)
Total operating expenses	1,538	165	454	2,157
Loss from operations	$(311)	$(167)	$(454)	$(932)

	Nine Months Ended September 30, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$6.199	$28	$-	$6,227
Gross margin	3,597	14	-	3,611
Research and development expenses	1,014	206	930	2,150
Depreciation and amortization expense	142	-	-	142
Selling, general and administrative expenses	4,381	377	346	5,104
Change in fair value of contingent consideration	(229)	-	-	(229)
Total operating expenses	5,308	583	1,276	7,167
Loss from operations	$(1,711)	$(569)	$(1,276)	$(3,556)

	Three Months Ended September 30, 2019
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$3,095	$-	$-	$3,095
Gross margin	1,819	-	-	1,819
Research and development expenses	231	180	366	777
Depreciation and amortization expense	44	-	-	44
Selling, general and administrative expenses	1,756	-	31	1,787
Change in fair value of contingent consideration	(94)	-	-	(94)
Total operating expenses	1.937	180	397	2,514
Loss from operations	$(118)	$(180)	$(397)	$(695)

	Nine Months Ended September 30, 2019
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$7,173	$-	$-	$7,173
Gross margin	4,184	-	-	4,184
Research and development expenses	698	492	1,136	2,326
Depreciation and amortization expense	142	-	-	142
Selling, general and administrative expenses	4,577	-	116	4,693
Change in fair value of contingent consideration	(113)	-	-	(113)
Total operating expenses	5,304	492	1,252	7,048
Loss from operations	$(1,120)	$(492)	$(1,252)	$(2,864)

Note 17 – Subsequent Events

On October 9, 2020, Nephros and SRP entered into a formal loan agreement, in which Nephros agreed to lend up to $1.3 million of operating funds to SRP, including the $0.8 million borrowed during the three months ended September 30, 2020. These funds are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which is expected to be initially submitted to the FDA near the end of 2020.

On October 20, 2020, the Company issued 833,333 shares of the Company’s common stock in a registered direct offering, resulting in net proceeds to the Company of $4.7 million. The purchase price for each share was $6.00.

On October 15, 2020, the Company entered into the Amended Agreement related to the acquisition of the Aether business in which the Company agreed to pay a lump sum of $0.1 million in full consideration for the Company’s obligation to make payments of contingent consideration under the Membership Interest Purchase Agreement.

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

Our pathogen detection systems are portable, near real-time systems designed to provide actionable data for infection control teams, biomedical engineers in dialysis clinics, and water quality teams in building management organizations.

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

In recent months, the COVID-19 pandemic has negatively impacted our business in several ways, including:

●	We have seen decreased demand for our hospital filtration products, particularly in emergency pathogen outbreak response. We believe this decreased demand is due primarily to our customers temporarily shifting their focus to matters related to the COVID-19 pandemic and de-prioritizing unrelated matters, including both proactive and reactive efforts to detect and reduce waterborne pathogens.
●	Early in the COVID-19 pandemic, we experienced some delays in expected orders from existing customers. However, customer re-orders seem to have returned to prior levels.
●	The inability of our sales personnel to meet with new potential customers due to policies implemented to address the spread of COVID-19 has also hindered demand for our products, especially our new PluraPath™ pathogen detection system, which launched less than two months before the onset of the COVID-19 pandemic in the United States.
●	Our commercial filtration products, which are primarily targeted at the hospitality and food service markets, have seen a decrease in demand, due to the closure of many hotels and restaurants.
●	We increased our cash and accounts payable usage in the first nine months of the year to purchase extra inventory from our Italian manufacturer as a hedge against the risk of COVID-19-related supply chain interruptions.

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

Commercial and Industrial Facilities. Our commercial NanoGuard® product line accomplishes ultrafiltration via small pore size (0.005 micron) technology, filtering bacteria and viruses from water. In addition, the AETHER brand expands our product line to include water filtration and purification technologies that are primarily focused on improving odor and taste and on reducing scale and heavy metals from filtered water.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. There was no royalty revenue recognized during the three and nine months ended September 30, 2020 or 2019 related to this Sublicense Agreement. CamelBak product sales have been slower than originally hoped. However, military contracts often take years to close, and we remain optimistic about these products and markets.

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

To provide a real-time solution for this testing paradigm, we launched the DialyPath pathogen detection and endotoxin estimation system on October 13, 2020. The DialyPath system mirrors PluraPath, but includes a gram-negative DNA marker test and tests for six different gram-negative bacteria. The DialyPath system is designed to provide data on two test samples in one run in about an hour. The system provides an estimate of the overall endotoxin in the sample, as well as estimated levels of six specific endotoxin-generating bacteria known to be frequent invaders of dialysis clinic water systems, and to cause inflammation in dialysis patients.

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

In 2018, we spun-off the development of the HDF device into SRP. We raised $3 million of outside capital directly into SRP to fund the second-generation development described above. These funds were exhausted in early July 2020. Nephros, which maintains a 62.5% ownership stake in SRP, loaned $0.8 million in operating funds to SRP during the three months ended September 30, 2020.

On October 9, 2020, Nephros and SRP entered into a formal loan agreement, in which Nephros agreed to lend up to $1.3 million of operating funds to SRP, including the $0.8 million borrowed by SRP during the three months ended September 30, 2020. These funds are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which is expected to be initially submitted to the FDA near the end of 2020.

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

Critical Accounting Policies

For the nine months ended September 30, 2020, other than our cash and cash equivalents policy (see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q), there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,121	$3,095	$(974)	(31)%
Cost of goods sold	896	1,276	(380)	(30)%
Gross margin	1,225	1,819	(594)	(33)%
Gross margin %	58%	59%	-	(1)%
Research and development expenses	751	777	(26)	(3)%
Depreciation and amortization expense	49	44	5	11%
Selling, general and administrative expenses	1,544	1,787	(243)	(14)%
Change in fair value of contingent consideration	(187)	(94)	93	99%
Loss from operations	(932)	(695)	237	34%
Interest expense	(22)	(48)	(26)	(54)%
Interest income	3	-	3	100%
Other expense	(61)	(1)	60	6000%
Net loss	(1,012)	(744)	268	36%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(60)	-	-
Net loss attributable to Nephros, Inc.	$(1,072)	$(804)	$268	33%

Net Revenues

Total net revenues for the three months ended September 30, 2020 were $2.1 million compared to $3.1 million for the three months ended September 30, 2019. The decrease of $1.0 million, or 31%, was driven by reduced customer demand that appears to be related to decreased customer focus on waterborne pathogens during the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold was $0.9 million for the three months ended September 30, 2020 compared to $1.3 million for the three months ended September 30, 2019. This decrease of $0.4 million, or 30%, was primarily due to $0.3 million in decreased direct product costs consistent with the decrease in revenue and lower product costs due to volume discounts, partially offset by an increase in expense related to inventory expiration and adjustments of $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gross Margin

Gross margin was approximately 58% for the three months ended September 30, 2020 compared to approximately 59% for the three months ended September 30, 2019. The decrease of approximately 1 percentage point is primarily due to unfavorable inventory expiration and adjustments of $0.1 million during the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses were $0.8 million for each of the three months ended September 30, 2020 and 2019.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $49,000 and $44,000 for the three months ended September 30, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.5 million for the three months ended September 30, 2020 compared to $1.8 million for the three months ended September 30, 2019, representing a decrease of $0.2 million, or 14%. The decrease was primarily due to a decrease in travel-related and marketing expenses of approximately $0.2 million as a result of the COVID-19 pandemic.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of approximately $0.2 million for the three months ended September 30, 2020 was due to settlement of the contingent consideration liability. Change in fair value of contingent consideration of approximately $0.1 million for the three months ended September 30, 2019 was due to lower-than-planned revenue performance of commercial filtration products.

Interest Expense

Interest expense was approximately $22,000 for the three months ended September 30, 2020 and is primarily related to interest on our secured note payable. Interest expense was approximately $48,000 for the three months ended September 30, 2019, which was comprised primarily of interest on our secured note payable and interest on our secured revolving credit facility, which was terminated on May 26, 2020.

Interest Income

Interest income was approximately $3,000 for the three months ended September 30, 2020. There was no interest income for the three months ended September 30, 2019.

Other Expense

Other expense was approximately $61,000 and $1,000 for the three months ended September 30, 2020 and 2019, respectively, and is a result of losses on foreign currency transactions.

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,121	$3,095	$(974)	(31)%
Cost of goods sold	894	1,276	(382)	(30)%
Gross margin	1,227	1,819	(592)	(33)%
Gross margin %	58%	59%	-	(1)%
Research and development expenses	359	231	128	55%
Depreciation and amortization expense	49	44	5	11%
Selling, general and administrative expenses	1,317	1,756	(439)	(25)%
Change in fair value of contingent consideration	(187)	(94)	93	99%
Loss from operations	$(311)	$(118)	$193	164%

Net Revenues

Total net revenues for the three months ended September 30, 2020 were $2.1 million compared to $3.1 million for the three months ended September 30, 2019. The decrease of $1.0 million, or 31%, was driven by reduced customer demand that appears to be related to decreased customer focus on waterborne pathogens during the COVID-19 pandemic.

Cost of Goods Sold

Cost of goods sold was $0.9 million for the three months ended September 30, 2020 compared to $1.3 million for the three months ended September 30, 2019. This decrease of $0.4 million, or 30%, was primarily due to $0.3 million in decreased direct product costs consistent with the decrease in revenue and lower product costs due to volume discounts, partially offset by an increase in expense related to inventory expiration and adjustments of $0.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gross Margin

Gross margin was approximately 58% for the three months ended September 30, 2020 compared to approximately 59% for the three months ended September 30, 2019. The decrease of approximately 1 percentage point is primarily due to unfavorable inventory expiration and adjustments of $0.1 million during the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses were $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. This increase of $0.1 million, or 55%, reflects increased headcount expenditures on product research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $49,000 and $44,000 for the three months ended September 30, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.3 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, representing a decrease of $0.4 million, or 25%. The decrease was primarily due to a decrease in stock based compensation expense of $0.2 million, primarily related to the vesting of options as a result of the performance condition met upon our Nasdaq listing during the three months ended September 30, 2019 and a decrease in travel-related and marketing expenses of $0.2 million as a result of the COVID-19 pandemic.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $0.2 million for the three months ended September 30, 2020 was due to settlement of the contingent consideration liability. Change in fair value of contingent consideration of $0.1 million for the three months ended September 30, 2019 was due to lower-than-planned revenue performance of commercial filtration products.

Pathogen Detection

The following table sets forth results of operations for the Pathogen Detection segment for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$-	$-	$-	-
Cost of goods sold	2	-	2	100%
Gross margin	(2)	-	(2)	(100)%
Gross margin %	0%	0%	-	-
Research and development expenses	49	180	(131)	(73)%
Selling, general and administrative expenses	116	-	116	100%
Loss from operations	$(167)	$(180)	$(13)	(7)%

Cost of Goods Sold

Cost of goods sold was approximately $2,000 for the three months ended September 30, 2020.

Research and Development Expenses

Research and development expenses were $49,000 and $0.2 million, respectively for each of the three months ended September 30, 2020 and 2019. This decrease of $0.1 million, or 73%, reflects this business segment’s transition from a purely research focus to a commercial phase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.1 million for the three months ended September 30, 2020 and were due to the sales efforts that began during the nine months ended September 30, 2020.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$343	366	$(23)	(6)%
Selling, general and administrative expenses	111	31	80	258%
Loss from operations	$(454)	$(397)	$57	14%

Research and Development Expenses

Research and development expenses were $0.4 million for each of the three months ended September 30, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.1 million and $31,000 for the three months ended September 30, 2020 and 2019, respectively, an increase of approximately $80,000 due to an increased investment in operational management.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$6,227	$7,173	$(946)	(13)%
Cost of goods sold	2,616	2,989	(373)	(12)%
Gross margin	3,611	4,184	(573)	(14)%
Gross margin %	58%	58%	-	-
Research and development expenses	2,150	2,326	(176)	(8)%
Depreciation and amortization expense	142	142	-	-
Selling, general and administrative expenses	5,104	4,693	411	9%
Change in fair value of contingent consideration	(229)	(113)	116	103%
Loss from operations	(3,556)	(2,864)	692	24%
Interest expense	(95)	(140)	(45)	(32)%
Interest income	8	-	8	100%
Other expense	(124)	(31)	93	300%
Net loss	(3,767)	(3,035)	732	24%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(179)	(180)	(1)	(1)%
Net loss attributable to Nephros, Inc.	$(3,946)	$(3,215)	$731	23%

Net Revenues

Total net revenues for the nine months ended September 30, 2020 were $6.2 million compared to $7.2 million for the nine months ended September 30, 2019. The decrease of $0.9 million was driven by reduced customer demand of $1.7 million during the three months ended September 30, 2020 and June 30, 2020 – which appears to be related to decreased customer focus on waterborne pathogens during the COVID-19 pandemic – offset by increased customer demand of $0.8 million during the three months ended March 31, 2020.

Cost of Goods Sold

Cost of goods sold was $2.6 million for the nine months ended September 30, 2020 compared to $3.0 million for the nine months ended September 30, 2019, consistent with the decrease in net revenues.

Gross Margin

Gross margin was approximately 58% for each of the nine months ended September 30, 2020 and 2019.

Research and Development Expenses

Research and development expenses were $2.1 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease of $0.2 million, or 8%, is primarily due to decreasing investment in the second-generation HDF product as it nears submission for FDA clearance, and the Pathogen Detection Systems business segment’s transition from a purely research focus to a commercial phase.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $142,000 for each of the nine months ended September 30, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.1 million for the nine months ended September 30, 2020 compared to $4.7 million for the nine months ended September 30, 2019, representing an increase of $0.4 million, or 9%. The increase was due to several factors, including increased headcount-related expenses of $0.7 million, driven by investments in pathogen detection, renal products, and logistics, and partially offset by a decrease in travel and marketing related expenses of $0.2 million as a result of the COVID-19 pandemic.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $0.2 million for the nine months ended September 30, 2020 was due to settlement of the contingent consideration liability. Change in fair value of contingent consideration of $0.1 million for the nine months ended September 30, 2019 was due to lower-than-planned revenue performance of commercial filtration products.

Interest Expense

Interest expense was approximately $95,000 and $140,000 for the nine months ended September 30, 2020 and 2019, respectively, and is primarily related to interest on our secured note payable, interest on our secured revolving credit facility that was terminated on May 26, 2020 and accretion of contingent consideration.

Interest Income

Interest income was approximately $8,000 for the nine months ended September 30, 2020. There was no interest income for the nine months ended September 30, 2019.

Other Expense

Other expense was approximately $124,000 and $31,000 for the nine months ended September 30, 2020 and 2019, respectively. Other expense for the nine months ended September 30, 2020 and 2019 is primarily related to foreign currency exchange losses.

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$6,199	$7,173	$(974)	(14)%
Cost of goods sold	2,602	2,989	(387)	(13)%
Gross margin	3,597	4,184	(587)	(14)%
Gross margin %	58%	58%	-	-
Research and development expenses	1,014	698	316	45%
Depreciation and amortization expense	142	142	-	-
Selling, general and administrative expenses	4,381	4,577	(196)	(4)%
Change in fair value of contingent consideration	(229)	(113)	116	103%
Loss from operations	$(1,711)	$(1,120)	$591	53%

Net Revenues

Total net revenues for the nine months ended September 30, 2020 were $6.2 million compared to $7.2 million for the nine months ended September 30, 2019. The decrease of $0.9 million was driven by reduced customer demand of $1.7 million during the three months ended September 30, 2020 and June 30, 2020 – which appears to be related to decreased customer focus on waterborne pathogens during the COVID-19 pandemic –offset by increased customer demand of $0.8 million during the three months ended March 31, 2020.

Cost of Goods Sold

Cost of goods sold was $2.6 million for the nine months ended September 30, 2020 compared to $3.0 million for the nine months ended September 30, 2019, consistent with the decrease in net revenues.

Gross Margin

Gross margin was approximately 58% for each of the nine months ended September 30, 2020 and 2019.

Research and Development Expenses

Research and development expenses were $1.0 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. This increase of $0.3 million, or 31%, reflects increased headcount expenditures on product research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $142,000 for each of the nine months ended September 30, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.4 million for the nine months ended September 30, 2020 compared to $4.6 million for the nine months ended September 30, 2019, representing a decrease of $0.2 million, or 4%. The decrease was primarily due to a decrease in travel and marketing related expenses of $0.2 million as a result of the COVID-19 pandemic.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $0.2 million for the nine months ended September 30, 2020 was due to settlement of the contingent consideration liability. Change in fair value of contingent consideration of $0.1 million for the nine months ended September 30, 2019 was due to lower-than-planned revenue performance of commercial filtration products.

Pathogen Detection

The following table sets forth results of operations for the Pathogen Detection segment for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$28	$-	$28	100%
Cost of goods sold	14	-	14	100%
Gross margin	14	-	14	100%
Gross margin %	51%	-%	-	51%
Research and development expenses	206	492	(286)	(58)%
Selling, general and administrative expenses	377	-	377	100%
Loss from operations	$(569)	$(492)	$77	16%

Net Revenues

Total net revenues for the nine months ended September 30, 2020 were approximately $28,000. Our sales of the pathogen detection system began during the nine months ended September 30, 2020.

Cost of Goods Sold

Cost of goods sold was approximately $14,000 for the nine months ended September 30, 2020.

Gross Margin

Gross margin was approximately 51% for the nine months ended September 30, 2020.

Research and Development Expenses

Research and development expenses were $0.2 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease of $0.3 million, or 58%, reflects this business segment’s transition from a purely research focus to a commercial phase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.4 million for the nine months ended September 30, 2020 and were due to the sales effort which began during the nine months ended September 30, 2020.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$930	1,136	$(206)	(18)%
Selling, general and administrative expenses	346	116	230	198%
Loss from operations	$(1,276)	$(1,252)	$24	2%

Research and Development Expenses

Research and development expenses were $1.0 and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $0.2 million due to decreasing investment in the second-generation HDF product as it nears submission for FDA clearance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.3 and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $0.2 million due to an increased investment in operational management.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2020 and December 31, 2019 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	September 30,	December 31,
Liquidity and Capital Resources	2020	2019
Cash and cash equivalents	$5,155	$4,166
Other current assets	6,600	4,133
Working capital	9,376	5,871
Stockholders’ equity	11,440	7,689

At September 30, 2020, we had an accumulated deficit of $131.1 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

The CARES Act established the PPP, which authorizes the issuance of loans to small businesses. Loan amounts are forgivable to the extent that proceeds are used to cover certain costs, including payroll, over a 24-week period following loan funding. Loans have a maturity of 2 years with an interest rate of 1.0% and may be prepaid without penalty. We applied for and received a PPP loan in the amount of $0.5 million on April 24, 2020.

On October 20, 2020, we completed a registered direct offering of 833,333 shares of common stock at a price of $6.00 per share with net proceeds of $4.7 million. Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan – including the potential negative impact of the COVID-19 pandemic – through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Additionally, our operating plans are designed to help control operating costs and to increase revenue until such time as we generate sufficient cash flows from operations. However, there is uncertainty with respect to our projections regarding the availability of sufficient cash resources as a result of the COVID-19 pandemic and the economic conditions it has caused. In recent months, we have seen decreased demand for our products both with respect to new hospital customers and our existing hospital, restaurant and hospitality customers, which have been significantly impacted by the COVID-19 pandemic.

If this decrease in demand continues beyond the third quarter of fiscal year 2021 and we are unable to achieve our revenue plan, we may be forced to cut costs as appropriate to preserve our available capital resources. If we are unable to sufficiently decrease our spending to match any future decreased demands for our products, we may exhaust our capital resources sooner than we currently anticipate. Further, as a result of the recent volatility of the capital markets and economic conditions generally, it may be difficult for us to raise additional capital at times when we need it, and even if we were able to raise additional capital, it may be on terms than are detrimental to us. Accordingly, the current economic conditions caused by the COVID-19 pandemic place uncertainty on our ability to maintain adequate levels of liquidity.

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

At September 30, 2020, we had cash and cash equivalents totaling $5.2 million and total assets of $14.5 million excluding the asset related to the License and Supply Agreement with Medica of $0.7 million.

Net cash used in operating activities was $5.4 million for the nine months ended September 30, 2020 compared to $2.6 million for the nine months ended September 30, 2019, an increase of $2.7 million, due primarily to an increase of $2.8 million in inventory during the nine months ended September 30, 2020, which we executed to reduce the risk of a disruption of our Italy-based supply chain during the COVID-19 pandemic. In addition, reduced revenues increased our use of cash, since less gross margin was available to cover expenses.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2020 due to purchases of equipment. Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2019 due to a working capital adjustment related to the acquisition of the Aether business.

Net cash provided by financing activities of $6.6 million for the nine months ended September 30, 2020 resulted primarily from proceeds from the issuance of common stock of $6.8 million, proceeds from the PPP loan of $0.5 million and proceeds from the exercise of warrants and options of $0.2 million, offset partially by net payments on our secured revolving credit facility of $0.6 million, payments of $0.2 million on our secured note and payment of approximately $79,000 for contingent consideration.

Net cash provided by financing activities of $2.1 million for the nine months ended September 30, 2019 resulted primarily from net proceeds from the issuance of common stock of $2.0 million and proceeds from the exercise of warrants and options of $0.3 million partially offset by payments on our secured note payable of $0.2 million and payment of contingent consideration of approximately $78,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

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

We have operations, supply chain, and customers in North America and Europe, and each of these regions has been affected by the outbreak and taken measures in an attempt to contain it. If the COVID-19 pandemic continues and conditions worsen, we may experience a decline in sales activities or greater effects on our supply chain, and it remains uncertain what impact these changes will have on future sales and production once conditions begin to improve.

COVID-19 mitigation efforts have had broad effects on the economy and financial markets. The extent of the scope and duration of these economic effects cannot currently be predicted, although they are likely to be significant for the near future. We expect that the economic impact of COVID-19 will affect us in a variety of ways, including without limitation, reducing demand for our products, making our stock price more volatile, making it more difficult to raise additional capital through offerings of equity or debt securities, whether due to the overall availability of capital or restrictions on terms that may be available to us, and reducing the availability of bank loans.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Employment Agreement between the Registrant and Andrew Astor, dated August 23, 2020. *

10.2	Consulting Agreement between the Registrant and Daron Evans, dated August 23, 2020. *

10.3	Consulting Agreement between Specialty Renal Products, Inc. and Daron Evans, dated August 26, 2020. *

10.4	Loan Agreement between the Registrant and Specialty Renal Products, dated October 7, 2020, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on October 13, 2020.

10.5	8% Convertible Promissory Note, from Specialty Renal Products, Inc. to the Registrant, dated October 7, 2020, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on October 13, 2020.

10.6	Form of Securities Purchase Agreement dated October 15, 2020, between the Registrant and the Purchasers, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on October 16, 2020.

10.7	Second Amendment to Membership Interest Purchase Agreement, between the Registrant and Gregory Lucas, dated October 15, 2020, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2020.

31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: November 5, 2020	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

