Form 10-K
period 2020-12-31
NEPHROS INC
filed 2021-03-01
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2020, was $43.9 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Stock Market on June 30, 2020. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2020.

As of March 1, 2021, there were 9,911,541 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2021 Proxy Statement will be filed within 120 days of December 31, 2020.

NEPHROS, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements that may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which, if not obtained, could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding if and when needed or on terms favorable to us in order to continue operations;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products, pathogen detection system products or chronic renal failure therapy products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;
●	we may not be able to achieve sales growth in key geographic markets; and
●	the effects of the COVID-19 pandemic may be more severe than we currently anticipate.

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

During the pandemic, the COVID-19 pandemic has negatively impacted our business in several ways, including:

●	We have seen decreased demand for our hospital filtration products, particularly in emergency pathogen outbreak response. We believe this decreased demand is due primarily to our customers temporarily shifting their focus to matters related to the COVID-19 pandemic and de-prioritizing unrelated matters, including both proactive and reactive efforts to detect and reduce waterborne pathogens.
●	Early in the COVID-19 pandemic, we experienced some delays in expected orders from existing customers. However, customer re-orders appear to have returned to prior levels.
●	The inability of our sales personnel to meet with new potential customers due to policies implemented to address the spread of COVID-19 has also hindered demand for our products, including both water filters and our pathogen detection products, PluraPath™, SequaPath®, and DialyPath™, all of which were launched in calendar year 2020, amid the COVID-19 pandemic.
●	Our commercial filtration products, which are primarily targeted at the hospitality and food service markets, have seen a decrease in demand, due to the closure of many hotels and restaurants.
●	We increased our cash usage in the first nine months of the year to purchase extra inventory from our Italian manufacturer as a hedge against the risk of COVID-19-related supply chain interruptions.

During the month of April 2020, we applied for and received a $0.5 million loan from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”), to help us offset potential adverse effects on our results of operations and financial condition caused by the COVID-19 pandemic. On January 14, 2021, we received notice that this loan was fully forgiven.

We believe that, as the COVID-19 pandemic subsides, we may experience – over the medium-to-long-term – a net positive impact on demand for all of our products, due especially to increased global awareness of infectious pathogens and the serious problems they cause. Specifically, we expect that:

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus, and endotoxin retention:

●	The DSU-D, SSU-D and SSUmini are in-line, 0.005-micron ultrafilters that provide protection from bacteria, viruses, and endotoxins. All of these products have an up to 12-month product life in the dialysis setting and are used to filter water following treatment with a reverse osmosis (“RO”) system, and to filter bicarbonate concentrate. These ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines, and as a polish filter for portable RO machines.

●	The EndoPur is a 0.005-micron cartridge ultrafilter that provides single-stage protection from bacteria, viruses, and endotoxins. The EndoPur has an up to 12-month product life in the dialysis setting, and is used to filter water following treatment with an RO system. More specifically, the EndoPur is used primarily to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic. The EndoPur is a cartridge-based, “plug and play” market entry that requires no plumbing at installation or replacement. The EndoPur is available in 10” and 20” configurations, and is validated for both cold- and hot-water disinfection procedures.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. There was no royalty revenue recognized during the year ended December 31, 2020 related to this Sublicense Agreement. Royalty revenue of approximately $16,000 was recognized during the year ended December 31, 2019 related to the Sublicense Agreement. CamelBak product sales have been slower than originally hoped. However, military contracts often take years to close, and we remain optimistic about these products and markets.

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

The SequaPath technology was used to perform a recent academic study that found far more bacteria in buildings unoccupied during the COVID-19 pandemic than in occupied buildings. The potential for building biome mapping is enormous. We are developing the technology, processes, and procedures to perform as many as 96 tests in a single run. Our plan is to first provide SequaPath as a service, and then as a product that we can support with partners who have the in-house technical capabilities to manage this system.

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

Specialty Renal Products, Inc. (SRP)

Over the past three years, we have dramatically simplified and redesigned our HDF device. Our updates have made the system significantly easier to use. By shifting from a reusable substitution ultrafilter to a disposable substitution ultrafilter, we were able to simplify the set-up process and substantially reduce the time required between patient treatments – two of the key complaints from our first-generation system. We used real-time user feedback to aid in the fine-tuning of our changes to the system that impacted usability. We believe our second generation HDF system will meet the needs of both clinicians and patients.

In 2018, we spun-off the development of the HDF device into SRP. We raised $3 million of outside capital directly into SRP to fund the second-generation development described above while Nephros maintains a 62.5% ownership stake in SRP. On October 9, 2020, Nephros and SRP entered into a formal loan agreement, in which Nephros agreed to lend up to $1.3 million of operating funds to SRP, including the $1.0 million borrowed by SRP during the year ended December 31, 2020. These funds are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which is expected to be initially submitted to the FDA in early 2021.

Once we have obtained FDA clearance for our second-generation device, we intend to launch it at clinics that have previous experience with our device. We plan to then expand our efforts, on a measured basis, to clinics that wish to provide HDF therapy to their patients. At this time, we do not believe making a rapid and broad push into the market would be optimal; nephrologists in the United States are not trained on HDF therapy. However, many nephrologists want to explore the option and we believe that early adopters will want to perform studies to better understand the technology. We intend to support these investigator-initiated studies.

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

Corporate Information

We were incorporated under the laws of the State of Delaware in April 1997. Our principal executive offices are located at 380 Lackawanna Place, South Orange, New Jersey 07079, and our telephone number is (201) 343-5202. We also have offices in Las Vegas and Reno, Nevada and in Dublin, Ireland. For more information about Nephros, please visit our website at www.nephros.com. We are not including the information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K.

Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our medical device filtration products. We do manufacture some of our commercial filtration products in our Aether facility in Las Vegas, Nevada. In addition, we plan to manufacture some pathogen detection products in our Reno, Nevada facility.

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

Major Customers

For the years ended December 31, 2020 and 2019, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2020	2019
A	16%	19%
B	14%	17%
C	11%	10%
D	2%	10%
Total	43%	56%

As of December 31, 2020 and 2019, the following customers accounted for the following percentages of our accounts receivable, respectively:

Customer	2020	2019
A	19%	26%
E	12%	-%
B	5%	11%
Total	36%	37%

Competition

With respect to the water filtration market, we compete with companies that are well-entrenched in the water filtration domain. These companies include Pall Corporation (now wholly owned by Danaher Corporation), which manufactures point-of-use microfiltration products, as well as 3M and Pentair, who manufacture the Cuno® and Everpure® brands of water filtration and purification products respectively. Our methods of competition in the water filtration domain include:

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

As of December 31, 2020, we had six U.S. patents, three Mexican patents, one Chinese patent, one French patent, one German patent, one Italian patent, one United Kingdom patent, and one Canadian patent. In addition, we had three pending patent applications in the United States. Our pending patent applications relate to a range of filter technologies, including liquid purification filter systems and portable systems for detecting waterborne pathogens by rapid filtration, concentration and detection of the waterborne pathogens.

Trademarks

As of December 31, 2020, in the United States, we secured registrations of the trademarks HYDRAGUARD, NANOGUARD, ENDOPUR, FILPATH, and SEQUAPATH. We have also filed trademark applications for PLURAPATH and DIALYPATH in the United States. In Canada, we filed trademark applications for PLURAPATH and SEQUAPATH.

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

Before a new medical device can be introduced to the market, Section 510(k) and Section 515 of the FDC Act require a manufacturer who intends to market a medical device to submit a premarket notification (Section 510(k)) or a request for premarket approval (Section 515), to the FDA.

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

In 2017, the European Union (EU) adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period to May 2020 and will replace the existing directives on medical devices in the EU. After May 2020, medical devices marketed in the EU require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.

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

Employees

As of December 31, 2020, we employed a total of 27 full-time employees, including 12 employed in sales/marketing/customer support, 8 in general and administrative, and 7 in research and development. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2020, we had limited voluntary turnover and focused on maintaining our workforce throughout the COVID-19 pandemic. Going forward, we intend to focus on maintaining our current good relations with our employees and continuing to develop and explore ways to collaborate with our employees and create a well-regarded workplace.

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

Item 1A. Risk Factors

Risks Related to Our Overall Business and Operations

We have a history of operating losses and a significant accumulated deficit, and we may not achieve or maintain profitability in the future.

As of December 31, 2020, we had an accumulated deficit of $132.0 million as a result of historical operating losses. While we believe that the revenues following the launch of our new products will help us achieve profitability, there can be no guarantee of this. We may continue to incur additional losses in the future depending on the timing and marketplace acceptance of our products and as a result of operating expenses being higher than our gross margin from product sales. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

●	the market acceptance of our technologies and products in each of our target markets;
●	our ability to effectively and efficiently manufacture, market and distribute our products;
●	our ability to sell our products at competitive prices that exceed our per unit costs; and
●	our ability to continue to develop products and maintain a competitive advantage in our industry.

The COVID-19 pandemic may continue to adversely impact our sales and revenues.

There is uncertainty with respect to our projections regarding the availability of sufficient cash resources as a result of the COVID-19 pandemic and the economic conditions it has caused. During the pandemic, we have seen decreased demand for our hospital filtration products, particularly in emergency pathogen outbreak response. In addition, sales to new customers – including water filtration and pathogen detection products – have been hindered by pandemic-related travel restrictions. Also, our commercial filtration products, which are primarily targeted at the hospitality and food service markets, have seen a decrease in demand, due to the closure of many hotels and restaurants. If these decreases in demand continue and we are unable to achieve our revenue plan, we may cut budgeted expenditures as appropriate to preserve our available capital resources, which could slow our revenue growth plans.

We face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues.

We do not yet have an established market or customer base for our products. Our failure to achieve sufficient market acceptance and sell our products at competitive prices will limit our ability to generate revenue and be profitable. Our water filtration products and technologies may not achieve expected reliability, performance and endurance standards. Our water filtration products and technologies may not achieve market acceptance, including among hospitals, or may not be deemed suitable for other commercial, military, industrial or retail applications. Factors that may affect our ability to achieve acceptance of our water filtration products and technologies in the marketplace include whether such products will be safe for use, whether they will be effective and whether they will be cost-effective.

Further, acceptance of our chronic renal failure therapy products in the marketplace by both potential users, including chronic renal failure patients, and potential purchasers, including nephrologists, dialysis clinics and other health care providers, is uncertain. Market acceptance will require substantial marketing efforts and the expenditure of significant funds by us to inform dialysis patients and nephrologists, dialysis clinics and other health care providers of the benefits of using our products. We may encounter significant clinical and market resistance to our products and our products may never achieve market acceptance. We may not be able to build key relationships with physicians, clinical groups and government agencies, pursue or increase sales opportunities in Europe or elsewhere, or be the first to introduce HDF therapy in the United States. Product orders may be cancelled, patients or customers currently using our products may cease to do so and patients or customers expected to begin using our products may not. Additionally, acceptance in the marketplace will depend on whether we will be able to demonstrate product safety, efficacy and cost-effectiveness, whether there are unexpected side effects, complications or other safety issues associated with such products, and whether government or third-party reimbursement for the cost of such products is available at reasonable rates, if at all.

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

Some of the agreements that we may enter into with manufacturers of our products and components of our products may require us to obtain product liability insurance; or to indemnify manufacturers against liabilities resulting from the sale of our products. For example, the agreement with our contract manufacturer (“CM”) requires that we obtain and maintain certain minimum product liability insurance coverage and that we indemnify our CM against certain liabilities arising out of our products that they manufacture, provided they do not arise out of our CM’s breach of the agreement, negligence or willful misconduct. If we are not able to obtain and maintain adequate product liability insurance, then we could be in breach of these agreements, which could materially adversely affect our ability to produce our products and generate revenues. Even if we are able to obtain and maintain product liability insurance, if a successful claim in excess of our insurance coverage is made, then we may have to indemnify some or all of our manufacturers for their losses, which could materially deplete our assets.

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

Risks Related to Government Regulation

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

Risks Related to our Intellectual Property

Protecting our intellectual property in our technology through patents may be costly and ineffective. If we are not able to adequately secure or enforce protection of our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 12 granted U.S. patents will expire at various times from 2021 to 2040, assuming they are properly maintained.

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

During the two years ended December 31, 2020, our common stock has traded at prices ranging from a high of $11.69 to a low of $3.69 per share. Due to the lack of an active trading market for our common stock, we expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult for investors to predict the value of an investment in our common stock, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

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

Our directors, executive officers and Wexford Capital LP (“Wexford”) control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of March 1, 2021, Wexford, our largest stockholder, beneficially owned approximately 38% of our outstanding common stock. Collectively, Wexford, our directors and our executive officers beneficially owned approximately 44% of our outstanding common stock. As a result of this ownership, Wexford has the ability to exert significant influence over our policies and affairs, including the election of directors. Wexford, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Wexford, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Wexford in any matter put before the stockholders may differ from those of any other stockholder.

Future sales of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline due to sales of a large number of shares in the market, including sales of shares by Wexford or any other large stockholder, or the perception that such sales could occur. These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common stock. Future sales of our common stock by stockholders could depress the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey 07079; 3221 Polaris Avenue, Las Vegas, Nevada 89102; and 1015 Telegraph Street, Unit B, Reno, Nevada 89502. We use these facilities to house our corporate headquarters, research, manufacturing, and distribution facilities.

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

Common Stock Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “NEPH”. Our common stock commenced trading on August 14, 2019.

As of December 31, 2020, there were approximately 53 holders of record and approximately 1,800 beneficial holders of our common stock.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2020.

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

Revenue Recognition

Accounting Standard Codification (“ASC”) 606 prescribes a five-step model for recognizing revenue, which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue.

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

Noncontrolling Interest

We present the noncontrolling interest in SRP held by outside stockholders as stockholders’ equity on the accompanying consolidated balance sheet, as the noncontrolling interest is redeemable only upon the occurrence of events that are solely within our control.

Segment Reporting

We have three reportable segments: Water Filtration, Pathogen Detection and Renal Products. The Water Filtration segment primarily develops and sells high performance water purification filters. The Pathogen Detection segment develops and sells portable, real-time water testing systems designed to provide actionable data on waterborne pathogens in approximately one hour. The Renal Products segment is focused on the development of medical device products for patients with renal disease, including a 2nd generation hemodiafiltration system for the treatment of patients with ESRD.

Our chief operating decision maker evaluates the financial performance of our segments based on revenues, gross margin (where applicable), research and development expenses, and sales, general, and administrative expenses. The accounting policies for our segments are the same as those described in “Note 2 – Summary of Significant Accounting Policies,” to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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

Fiscal Year Ended December 31, 2020 Compared to the Fiscal Year Ended December 31, 2019

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2020 and 2019 (in thousands except percentages):

	Years Ended December 31,		$ Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Total net revenues	$8,561	$10,334	$(1,773)	(17)%
Cost of goods sold	3,648	4,250	(602)	(14)%
Gross margin	4,913	6,084	(1,171)	(19)%
Gross margin %	57%	59%	-	(2)%
Research and development expenses	2,759	3,090	(331)	(11)%
Depreciation and amortization expenses	192	186	6	3%
Selling, general and administrative expenses	6,466	6,119	347	7%
Change in fair value of contingent consideration	(229)	(156)	73	47%
Loss from operations	(4,275)	(3,155)	1,120	35%
Interest expense	(110)	(195)	(85)	(44)%
Interest income	11	-	11	100%
Other expense, net	(152)	(54)	98	181%
Loss before income taxes	(4,526)	(3,404)	1,122	33%
Income tax benefit	-	225	(225)	(100)%
Net loss	(4,526)	(3,179)	1,347	42%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(240)	(241)	(1)	(1)%
Net loss attributable to Nephros, Inc. shareholders	$(4,766)	$(3,420)	$1,346	39%

Net Revenues

Total net revenues for the year ended December 31, 2020 were $8.5 million compared to $10.3 million for the year ended December 31, 2019. The decrease of $1.8 million, or 17%, was driven by the COVID-19 pandemic, which negatively impacted revenues, primarily with respect to new accounts, the hospitality and food service market, and our emergency response business. We believe, however, that our operating results also reflect underlying business strengths, especially within our install base. For example, recurring revenue from existing customers increased 24% from 2019 to 2020. In addition, customer retention rates remained high in 2020, averaging 89%, measured quarterly.

Cost of Goods Sold

Cost of goods sold was $3.6 million for the year ended December 31, 2020 compared to $4.2 million for the year ended December 31, 2019. The decrease of $0.6 million, or 14%, was due to $0.7 million in decreased direct product costs as a result of decreased revenue, partially offset by increases of $0.1 million in inventory reserves for expiring items and physical count inventory adjustments.

Gross Margin

Gross margin was approximately 57% for the year ended December 31, 2020 compared to approximately 59% for the year ended December 31, 2019. The decrease of approximately 2 percentage points is primarily due to increases of $0.1 million in inventory reserves for expiring items and physical count inventory adjustments.

Research and Development Expenses

Research and development expenses were $2.8 and $3.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. This decrease of $0.3 million, or 11%, was driven by decreases in headcount expenses including stock-based compensation expense, partially offset by increases expenditures in filter research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $0.2 million for each of the years ended December 31, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.5 million for the year ended December 31, 2020 compared to $6.1 million for the year ended December 31, 2019, representing an increase of $0.4 million or 7%. The increase was due to several factors, including increased headcount-related expenses of $0.9 million, partially offset by a decrease in travel and marketing related expenses of $0.3 million as a result of the COVID-19 pandemic and a decrease in stock-based compensation expense of $0.2 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $0.2 million for the year ended December 31, 2020 was due to settlement of the contingent consideration liability. Change in fair value of contingent consideration of $0.2 million for the year ended December 31, 2019 was due to lower-than-planned revenue performance of commercial filtration products.

Interest Expense

Interest expense was $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, and is primarily related to interest on our secured note payable, interest on our secured revolving credit facility that was terminated on May 26, 2020 and accretion of contingent consideration.

Interest Income

Interest income was approximately $11,000 for the year ended December 31, 2020. There was no interest income for the year ended December 31, 2019.

Other Expense, net

Other expense was approximately $152,000 and $54,000 for the years ended December 31, 2020 and 2019, respectively, as a result of losses on foreign currency transactions.

Income Tax Benefit

There was no income tax benefit recognized in the year ended December 31, 2020. In the year ended December 31, 2019, income tax benefit of $0.2 million was recorded due to the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program.

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the years ended December 31, 2020 and 2019 (in thousands except percentages):

	Years Ended December 31,		$ Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Total net revenues	$8,532	$10,334	$(1,802)	(17)%
Cost of goods sold	3,632	4,250	(618)	(15)%
Gross margin	4,900	6,084	(1,184)	(19)%
Gross margin %	57%	59%	-	(2)%
Research and development expenses	1,240	1,126	114	10%
Depreciation and amortization expenses	192	186	6	3%
Selling, general and administrative expenses	5,693	5,960	(267)	(4)%
Change in fair value of contingent consideration	(229)	(156)	73	47%
Loss from operations	$(1,996)	$(1,032)	$964	93%

Net Revenues

Total net revenues for the year ended December 31, 2020 were $8.5 million compared to $10.3 million for the year ended December 31, 2019. The decrease of $1.8 million, or 17%, was driven by the COVID-19 pandemic, which negatively impacted revenues, primarily with respect to new accounts, the hospitality and food service market, and our emergency response business. We believe, however, that our operating results also reflect underlying business strengths, especially within our install base. For example, recurring revenue from existing customers increased 24% from 2019 to 2020. In addition, customer retention rates remained high in 2020, averaging 89%, measured quarterly.

Cost of Goods Sold

Cost of goods sold was $3.6 million for the year ended December 31, 2020 compared to $4.2 million for the year ended December 31, 2019. The decrease of $0.6 million, or 15%, was due to $0.7 million in decreased direct product costs as a result of decreased revenue, partially offset by increases of $0.1 million in inventory reserves for expiring items and physical count inventory adjustments.

Gross Margin

Gross margin was approximately 57% for the year ended December 31, 2020 compared to approximately 59% for the year ended December 31, 2019. The decrease of approximately 2 percentage points is primarily due to increases of $0.1 million in inventory reserves for expiring items and physical count inventory adjustments.

Research and Development Expenses

Research and development expenses were $1.2 and $1.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. This increase of $0.1 million, or 11%, was driven by increases in expenditures in filter research and development, partially offset by decreases in headcount expenses including stock-based compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $0.2 million for each of the years ended December 31, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.8 million for the year ended December 31, 2020 compared to $6.0 million for the year ended December 31, 2019, representing a decrease of $0.2 million, or 3%. The decrease was primarily due to decreased stock-based compensation expense of $0.2 million and a decrease in travel-related and marketing expenses of $0.3 million as a result of the COVID-19 pandemic, partially offset by an increase in professional expenses of $0.2 million.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration of $0.2 million for the year ended December 31, 2020 was due to settlement of the contingent consideration liability. Change in fair value of contingent consideration of $0.2 million for the year ended December 31, 2019 was due to lower-than-planned revenue performance of commercial filtration products.

Pathogen Detection

The following table sets forth results of operations for the Pathogen Detection segment for the years ended December 31, 2020 and 2019 (in thousands except percentages):

	Years Ended December 31,		$ Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Total net revenues	$29	$-	$29	100%
Cost of goods sold	16	-	16	100%
Gross margin	13	-	13	100%
Gross margin %	45%	-%	-	100%
Research and development expenses	262	591	(329)	(56)%
Selling, general and administrative expenses	468	-	468	100%
Loss from operations	$(717)	$(591)	$126	21%

Net Revenues

Total net revenues for the year ended December 31, 2020 were approximately $29,000. Our pathogen detection products were launched during the year ended December 31, 2020, during the COVID-19 pandemic, which impacted our ability to gain revenue traction.

Cost of Goods Sold

Cost of goods sold was approximately $16,000 for the year ended December 31, 2020.

Gross Margin

Gross margin was approximately 45% for the year ended December 31, 2020.

Research and Development Expenses

Research and development expenses were $0.3 million and $0.6 million, respectively, for the years ended December 31, 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.5 million for the year ended December 31, 2020 and were due to the sales efforts that began during the year ended December 31, 2020.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the years ended December 31, 2020 and 2019 (in thousands except percentages):

	Years Ended December 31, 2020
	2020	2019	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$1,257	$1,373	$(116)	(8)%
Selling, general and administrative expenses	305	159	146	92%
Loss from operations	$(1,562)	$(1,532)	$30	2%

Research and Development Expenses

Research and development expenses were $1.3 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively, a decrease of $0.1 million due to decreased investment in the second-generation HDF product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, an increase of $0.1 million primarily due to an increased investment in operational management.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2020 and 2019 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and Capital Resources	2020	2019
Cash	$8,249	$4,166
Other current assets	6,905	4,133
Working capital	13,829	5,871
Stockholders’ equity	15,573	7,689

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

At December 31, 2020, we had an accumulated deficit of $132.0 million, and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K. Additionally, our operating plans are designed to help control operating costs, to increase revenue and to raise additional capital until such time as we generate sufficient cash flows from operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or we are unable to achieve our plan, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently.

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

Net cash used in operating activities was $6.9 million for the year ended December 31, 2020 compared to $2.3 million for the year ended December 31, 2019, an increase of $4.6 million. The increase of $4.6 million is due primarily to increased expenditures on inventory, which were incurred in the first half of fiscal year 2020 to reduce the risk of possible supply chain interruptions early in the COVID-19 pandemic, and a decrease in revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2020 due to equipment purchases.

Net cash used in investing activities was approximately $151,000 for the year ended December 31, 2019 due to a working capital adjustment of approximately $137,000 related to the Aether Acquisition and an equipment purchase of approximately $14,000.

Net cash provided by financing activities of $11.2 million for the year ended December 31, 2020 resulted from net proceeds from the issuance of common stock of $11.5 million, proceeds from a PPP loan of $0.5 million and proceeds from the exercise of warrants and stock options of $0.2 million, partially offset by net payments on our secured revolving credit facility of $0.6 million, payments on our secured note payable of $0.2 million and payment of contingent consideration related to the Aether Acquisition of $0.1 million.

Net cash provided by financing activities of $2.0 million for the year ended December 31, 2019 resulted from net proceeds from the issuance of common stock of $2.0 million and proceeds from the exercise of warrants and stock options of $0.8 million, partially offset by net payments on our secured revolving credit facility of $0.4 million, payments on our secured note payable of $0.2 million and payment of contingent consideration related to the Aether Acquisition of $0.1 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our approximate minimum contractual obligations and commercial commitments as of December 31, 2020 (in thousands):

	Payments Due in Period
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Minimum Purchase Commitments[1]	$21,700	$3,900	$8,400	$9,400	$-
Leases[2]	1,231	403	671	157	-
Total	$22,931	$4,303	$9,071	$9,557	$-

1 Reflects minimum purchase commitments pursuant to our License and Supply agreement with Medica.

2 In addition to lease obligations for office space, these obligations include a lease for various office equipment which expires in 2023 and an automobile lease which expires in 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

South Orange, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moody, Famiglietti & Andronico, LLP
We have served as the Company’s auditor since 2015.
Tewksbury, Massachusetts
March 1, 2021

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$8,249	$4,166
Accounts receivable, net	1,364	1,045
Inventory, net	5,304	2,562
Prepaid expenses and other current assets	237	526
Total current assets	15,154	8,299
Property and equipment, net	295	81
Lease right-of-use assets	1,037	1,106
Intangible assets, net	506	548
Goodwill	759	759
License and supply agreement, net	670	804
Other assets	89	32
TOTAL ASSETS	$18,510	$11,629
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Secured revolving credit facility	$-	$560
Current portion of secured note payable	229	211
Accounts payable	423	959
Accrued expenses	341	136
Current portion of contingent consideration	-	300
Current portion of lease liabilities	332	262
Total current liabilities	1,325	2,428
Secured note payable, net of current portion	364	613
PPP loan	482	-
Equipment financing, net of current portion	7	10
Lease liabilities, net of current portion	759	889
TOTAL LIABILITIES	2,937	3,940

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at December 31, 2020 and 2019; 9,873,006 and 8,058,850 shares issued and outstanding at December 31, 2020 and 2019, respectively	10	8
Additional paid-in capital	144,296	131,934
Accumulated other comprehensive income	74	65
Accumulated deficit	(131,858)	(127,332)
Subtotal	12,522	4,675
Noncontrolling interest	3,051	3,014
TOTAL STOCKHOLDERS’ EQUITY	15,573	7,689
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,510	$11,629

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Net revenue:
Product revenues	$8,453	$10,182
Royalty and other revenues	108	152
Total net revenues	8,561	10,334

Cost of goods sold	3,648	4,250
Gross margin	4,913	6,084
Operating expenses:
Research and development	2,759	3,090
Depreciation and amortization	192	186
Selling, general and administrative	6,466	6,119
Change in fair value of contingent consideration	(229)	(156)
Total operating expenses	9,188	9,239
Loss from operations	(4,275)	(3,155)
Other income (expense):
Interest expense	(110)	(195)
Interest income	11	-
Other expense, net	(152)	(54)
Loss before income taxes	(4,526)	(3,404)
Income tax benefit	-	225
Net loss	(4,526)	(3,179)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(240)	(241)
Net loss attributable to Nephros, Inc. shareholders	$(4,766)	$(3,420)

Net loss per common share, basic and diluted	$(0.52)	$(0.45)
Weighted average common shares outstanding, basic and diluted	9,078,549	7,542,299

Comprehensive loss:
Net loss	$(4,526)	$(3,179)
Other comprehensive gain (loss), foreign currency translation adjustments, net of tax	9	(6)
Comprehensive loss	(4,517)	(3,185)
Comprehensive loss attributable to noncontrolling interest	(240)	(241)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(4,757)	$(3,426)

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated		Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity

Balance, December 31, 2018	7,134,719	$7	$127,873	$71	$(124,153)	$3,798	$3,000	$6,798
Net loss					(3,179)	(3,179)		(3,179)
Net unrealized losses on foreign currency translation, net of tax				(6)		(6)		(6)
Issuance of common stock, net of equity issuance costs of $8	493,827	1	1,991			1,992		1,992
Issuance of vested restricted stock	44,270
Exercise of warrants	327,351		731			731		731
Exercise of stock options	4,166		21			21		21
Aggregate fractional shares cancelled due to reverse stock split	(594)
Noncash stock-based compensation			1,318			1,318	14	1,332
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689
Net loss					(4,526)	(4,526)		(4,526)
Net unrealized gains on foreign currency translation, net of tax				9		9		9
Issuance of common stock, net of equity issuance costs of $1,048	1,770,833	2	11,450			11,452		11,452
Issuance of vested restricted stock	55,111
Exercise of warrants	40,012		163			163		163
Exercise of stock options	2,556		7			7		7
Cashless exercise of options	755
Noncash stock-based compensation			742			742	37	779
Balance, December 31, 2020	9,873,006	$10	$144,296	$74	$(131,858)	$12,522	$3,051	15,573

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(4,526)	$(3,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	25	24
Amortization of intangibles and license and supply agreement	183	176
Non-cash stock-based compensation, including stock options and restricted stock	779	1,332
Inventory reserve	20	37
Provision for bad debt expense	11	15
Change in fair value of contingent consideration	(229)	(156)
Change in right of use asset	312	306
Accretion of contingent consideration	14	51
Loss on foreign currency transactions	1	4
(Increase) decrease in operating assets:
Accounts receivable	(333)	392
Inventory	(2,762)	(735)
Prepaid expenses and other current assets	289	(265)
Other assets	(57)	(21)
Increase (decrease) in operating liabilities:
Accounts payable	(538)	119
Accrued expenses	207	(121)
Lease liabilities	(299)	(255)
Net cash used in operating activities	(6,903)	(2,276)
INVESTING ACTIVITIES:
Purchase of equipment	(239)	(14)
Acquisition of Biocon, net of cash acquired	-	(137)
Net cash used in investing activities	(239)	(151)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	11,452	1,992
Proceeds from PPP loan	479	-
Net payments from secured revolving credit facility	(560)	(431)
Proceeds from equipment financing	-	14
Principal payments on finance lease	(6)	-
Principal payments on equipment financing debt	(3)	(2)
Payments on secured note payable	(231)	(214)
Payment of contingent consideration	(85)	(94)
Proceeds from exercise of warrants	163	731
Proceeds from exercise of stock options	7	21
Net cash provided by financing activities	11,216	2,017
Effect of exchange rates on cash and cash equivalents	9	(5)
Net increase (decrease) in cash and cash equivalents	4,083	(415)
Cash and cash equivalents, beginning of year	4,166	4,581
Cash and cash equivalents, end of year	$8,249	$4,166
Supplemental disclosure of cash flow information
Cash paid for interest expense	$93	$139
Cash paid for income taxes	$22	$5
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$201	$800
Right-of-use asset obtained in exchange for finance lease liability	$17	$-

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Nephros, Inc. and its subsidiaries, including SRP, in which a controlling interest is maintained by the Company. Outside stockholders’ interest in SRP of 37.5% is shown on the consolidated balance sheet as noncontrolling interest. All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $132.0 million as of December 31, 2020.

On October 20, 2020, the Company completed a registered direct offering of 833,333 shares of its common stock at a price of $6.00 per share with net proceeds of $4.7 million.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3.0 million. As of approximately July 1, 2020, SRP had fully spent the proceeds from this private placement. On October 9, 2020, Nephros and SRP entered into a formal loan agreement, in which Nephros agreed to lend up to $1.3 million of operating funds to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These funds are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which is expected to be initially submitted to the FDA in early 2021. As of December 31, 2020, the outstanding balance, including accrued interest, was $1.0 million.

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

There is uncertainty, however, with respect to our projections regarding the availability of sufficient cash resources as a result of the COVID-19 pandemic and the economic conditions it has caused. During the pandemic, we have seen decreased demand for our hospital filtration products, particularly in emergency pathogen outbreak response. In addition, sales to new customers – including water filtration and pathogen detection products – have been hindered by pandemic-related travel restrictions. Also, our commercial filtration products, which are primarily targeted at the hospitality and food service markets, have seen a decrease in demand, due to the closure of many hotels and restaurants. If these decreases in demand continue and we are unable to achieve our revenue plan, we may cut budgeted expenditures as appropriate to preserve our available capital resources, which could slow our revenue growth plans.

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

Major Customers

For the years ended December 31, 2020 and 2019, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2020	2019
A	16%	19%
B	14%	17%
C	11%	10%
D	2%	10%
Total	43%	56%

As of December 31, 2020 and 2019, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2020	2019
A	19%	26%
E	12%	-
B	5%	11%
Total	36%	37%

Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, cash and cash equivalents were deposited in financial institutions and consisted entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $11,000 and $25,000 as of December 31, 2020 and 2019, respectively. Write-offs of accounts receivable were approximately $25,000 for the year ended December 31, 2020 which were reserved for in a prior period. An increase of approximately $11,000 to the allowance for doubtful accounts during the year ended December 31, 2020 was due to provision for bad debt expense of approximately $11,000. For the year ended December 31, 2019, provision for bad debt expense was approximately $15,000.

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

The Company has elected as an accounting policy not to apply the recognition requirements in ASC 842 to short-term leases. Short-term leases are leases that have a term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term.

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

The Company adheres to ASC 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2020 and 2019.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired. In accordance with ASC 350, “Goodwill and Other Intangibles,” rather than recording periodic amortization, goodwill is subject to an annual assessment for impairment by applying a fair value-based test. If the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. The Company reviews goodwill for possible impairment annually during the fourth quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers.” ASC 606 prescribes a five-step model for recognizing revenue, which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue. See Note 3 – Revenue Recognition for further discussion.

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as cost of goods sold and were approximately $47,000 and $90,000 for the years ended December 31, 2020 and 2019, respectively.

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

Other Expense, net

Other expense, net, of approximately $152,000 and $54,000 for the years ended December 31, 2020 and 2019, respectively, is primarily due to foreign currency transaction losses.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019.

ASC 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740 utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit that is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2016. During the years ended December 31, 2020 and 2019, the Company recognized no adjustments for uncertain tax positions. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

During the year ended December 31, 2020, the Company did not sell any net operating loss or research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. The Company recognized an income tax benefit of $0.2 million for the year ended December 31, 2019 from the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. These amounts are recorded on the consolidated financial statements as income tax benefit in the year they are earned.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted into law on March 27, 2020. The act contains several tax relief and economic stimulus provisions. The enactment of the CARES Act did not have a material impact on the Company’s financial statements.

See Note 15 – Income Taxes for further discussion.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss available to common stockholders by the number of weighted average common shares issued and outstanding. Diluted net loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	December 31,
	2020	2019
Shares underlying options outstanding	1,265,660	1,011,082
Shares underlying warrants outstanding	260,597	378,924
Unvested restricted stock	-	55,111

Foreign Currency Translation

Foreign currency translation is recognized in accordance with ASC 830. The functional currency of Nephros International Limited, the Company’s Irish subsidiary is the Euro and its translation gains and losses are included in accumulated other comprehensive income. The balance sheet is translated at the year-end rate. The consolidated statements of operations and comprehensive loss are translated at the weighted average rate for the year.

Comprehensive Loss

Comprehensive loss, as defined in ASC 220, is the total of net loss and all other non-owner changes in equity (or other comprehensive loss). The Company’s other comprehensive loss consists only of foreign currency translation adjustments.

Recent Accounting Pronouncements, Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company has assessed the impact of adopting this guidance and the adoption on January 1, 2021 will not have an impact on its consolidated financial statements.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns at December 31, 2020 or 2019. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the years ended December 31, 2020 and 2019 is comprised of:

(in thousands)	Years Ended December 31,
	2020	2019
Royalty revenue under the License Agreement with Bellco	$68	$59
Other revenue	40	77
Royalty revenue under the Sublicense Agreement with CamelBak (1)	-	16
Total royalty and other revenues	$108	$152

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under the Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the Company’s individual water treatment device. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and if such fees were not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, Camelbak has no further minimum fee obligation.

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

The Company recognized royalty revenue from Bellco pursuant to the License Agreement for the years ended December 31, 2020 and 2019 of approximately $68,000 and $59,000, respectively.

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Cash	$4,238	$-	$-	$4,238
Money market funds	4,011	-	-	4,011
Cash and cash equivalents	$8,249	$-	$-	$8,249

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019 (in thousands ):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Cash	$4,166	$-	$-	$4,166

Contingent consideration liability	$-	$-	$300	$300

The following table summarizes the change in fair value, as determined by Level 3 inputs, for the contingent consideration liability using unobservable Level 3 inputs for the year ended December 31, 2020 (in thousands):

Contingent Consideration
Balance as of December 31, 2019	$300
Payments against contingent consideration	(85)
Change in fair value of contingent consideration liability	(229)
Accretion of contingent consideration liability	14
Balance as of December 31, 2020	$-

For the year ended December 31, 2020 the change in fair value of contingent consideration of $0.2 million was due to the settlement of the contingent consideration liability. In October 2020, the Company entered into a Second Amendment to the Membership Interest Purchase Agreement dated December 31, 2018 related to the acquisition of the Aether business, in which the Company agreed to pay a lump sum of $0.1 million in full consideration for the Company’s obligation to make payments of contingent consideration under the Membership Interest Purchase Agreement. Approximately $94,000 of the remaining obligation as a result of the lump sum settlement was paid out of amounts remaining in escrow.

For the year ended December 31, 2019 the change in fair value of contingent consideration of $0.2 million was due to lower-than-planned revenue performance of commercial filtration products.

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

There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2020.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash and cash equivalents, accounts receivable, secured revolving credit facility, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of December 31, 2020 and 2019 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

The carrying amount of the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) loan does not include interest imputed at a market rate as the PPP loan is a transaction whereby the interest rate is prescribed by a government agency.

Note 5 - Inventory, net

The Company’s inventory components as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Finished goods	$4,397	$2,248
Raw material	964	359
Less: inventory reserve	(57)	(45)
Total inventory, net	$5,304	$2,562

Note 6- Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Prepaid insurance premiums	$49	$40
Deposit for future services	96	200
Receivable related to the sale of net operating loss and research and development credit carryforwards	-	225
Other	92	61
Prepaid expenses and other current assets	$237	$526

Note 7 - Property and Equipment, Net

Property and equipment as of December 31, 2020 and 2019 was as follows (in thousands):

		December 31,
	Life	2020	2019
Manufacturing and research equipment	3-7 years	$1,045	$819
Computer equipment	3-4 years	43	43
Furniture and fixtures	7 years	37	37
Leasehold improvements	4 years	13	-
Property and equipment, gross		1,138	899
Less: accumulated depreciation		(843)	(818)
Property and equipment, net		$295	$81

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. Depreciation expense for the years ended December 31, 2020 and 2019 was approximately $25,000 and $24,000, respectively. Approximately $16,000 of depreciation expense has been recognized in cost of goods sold for the year ended December 31, 2020. Approximately $14,000 of depreciation expense has been recognized in cost of goods sold for the year ended December 31, 2019.

Note 8 – Intangible Assets and Goodwill

Intangible Assets

The following table shows the gross carrying values and accumulated amortization of the Company’s intangible assets by type as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
			(in thousands)
Tradenames, service marks and domain names	$50	$(20)	$30	$50	$(10)	$40
Customer relationships	540	(64)	476	540	(32)	508
Total intangible assets	$590	$(84)	$506	$590	$(42)	$548

The Company recognized amortization expense of approximately $42,000 for each of the years ended December 31, 2020 and 2019 in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

As of December 31, 2020, future amortization expense for the next five years is estimated to be:

2021	$42,000
2022	$42,000
2023	$42,000
2024	$32,000
2025	$32,000

The Company did not recognize any intangible asset impairment charges during the years ended December 31, 2020 or 2019.

Goodwill

Goodwill had a carrying value on the Company’s consolidated balance sheets of $0.8 million at December 31, 2020 and 2019, respectively. Goodwill has been allocated to the Water Filtration segment. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2020 or 2019 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the consolidated balance sheet is $0.7 million and $0.8 million as of December 31, 2020 and 2019, respectively. Accumulated amortization is $1.6 million and $1.5 million as of December 31, 2020 and 2019, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of $0.1 million was recognized in each of the years ended December 31, 2020 and 2019 on the consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the years ended December 31, 2020 or 2019.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Royalty expense of $0.2 million and $0.3 million for the year ended December 31, 2020 and 2019, respectively, was recognized and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $68,000 and $83,000 of this royalty expense was included in accounts payable as of December 31, 2020 and 2019, respectively.

Note 10 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan and Security Agreement (the “Loan Agreement”) with Tech Capital, LLC (“Tech Capital”). The Loan Agreement initially provided for a secured asset-based revolving credit facility (the “Revolver”) of up to $1.0 million, which the Company drew upon and repaid from time to time during the term of the Loan Agreement. On December 20, 2019, the Company and Tech Capital entered into a First Modification to the Loan Agreement (“the Amendment”). The Amendment increased the Revolver from $1.0 million to $2.5 million. The Company used these proceeds for working capital and general corporate purposes.

On May 26, 2020, the Company terminated the Revolver and, as a result, recognized fees of approximately $7,000, which are included in interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. Although the Revolver was terminated, the Loan Agreement, as amended on May 26, 2020 to reflect this termination, remains in place for purposes of specifying obligations related to the Secured Note Payable (see Note 11 – Secured Note Payable).

For the year ended December 31, 2020, excluding approximately $7,000 related to the termination of the Revolver, approximately $25,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss.

For the year ended December 31, 2019, approximately $67,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss. Included in interest expense was approximately $14,000 of fees related to the Amendment. As of December 31, 2019, approximately $7,000 of the $67,000 of interest expense incurred for the year ended December 31, 2019 is included in accrued expenses on the consolidated balance sheet.

Note 11 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. The Secured Note was amended and restated on May 26, 2020 to reflect the then-current balance on the Secured Note. There were no other changes to the terms and conditions of the Secured Note. As of December 31, 2020 and 2019, the principal balance of the Secured Note was $0.6 million and $0.8 million, respectively.

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018.

The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan Agreement (see Note 10 – Secured Revolving Credit Facility). An event of default under such Loan Agreement will be an event of default under the Secured Note and vice versa. In the event the principal balance under the Loan Agreement is due, all amounts due under the Secured Note will also be due.

In addition, Nephros International Limited, a wholly-owned subsidiary of the Company, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

During each of the years ended December 31, 2020 and 2019, the Company made payments under the Secured Note of $0.3 million. Included in the total payments made, approximately $58,000 and $75,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, future principal maturities are as follows (in thousands):

2021	$229
2022	269
2023	95
Total	$593

Note 12 – Paycheck Protection Program Loan

On April 24, 2020, the Company was granted a PPP loan in the amount of $0.5 million. The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. In connection with the PPP loan, the Company issued a promissory note dated April 24, 2020, in the principal amount of $0.5 million. The loan matures on April 24, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing November 24, 2020. The note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. The Company used the entire amount for such qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. For the year ended December 31, 2020, approximately $3,000, respectively, was recognized as interest expense on the consolidated statement of operations and comprehensive loss. See Note 21– Subsequent Event for forgiveness of PPP loan.

Note 13 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of approximately 1 year to 4 years.

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as other assets on the consolidated balance sheet as of December 31, 2020 and 2019. The Company uses this facility to house its corporate headquarters and research facilities.

The Company entered into an operating lease that began in February 2019 for 211 Donelson Pike, Nashville, Tennessee 37214, for office space. The rental agreement, which expired on February 28, 2021, carried a monthly cost of approximately $850. Approximately $1,000 related to a security deposit for this office facility is classified as prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2020 and 2019. The Company closed this office in February 2021, consolidating its operations into the New Jersey headquarters location.

The Company entered into an operating lease in March 2019 for approximately 16,000 total square feet of office space at 3221 Polaris Avenue, Las Vegas, Nevada 89118. The rental agreement commenced in June 2019 and expires in August 2024 with a monthly cost of approximately $15,000. The Company recognized a ROU asset and lease liability of approximately $800,000 as a result of this lease. Approximately $20,000 related to a security deposit for this office facility is classified as other assets on the consolidated balance sheet as of December 31, 2020 and 2019.

The Company entered into a finance lease in February 2020 for office equipment. The rental agreement commenced in February 2020 and expires in January 2023 with a monthly cost of approximately $1,000.

The Company entered into an operating lease in March 2020 for 1015 Telegraph Street, Unit B, Reno, Nevada 89502. The rental agreement commenced in March 2020 and expires in February 2022 with an option to extend for two additional years that the Company is reasonably certain to exercise. The monthly cost is approximately $5,000. Approximately $5,000 related to a security deposit for this office facility is classified as other assets on the consolidated balance sheet as of December 31, 2020.

The Company entered into an operating lease in June 2020 for 923 Incline Way, #37, Incline Village, Nevada 89451. The rental agreement commenced in March 2020 and expired in January 2021. The monthly cost was approximately $2,000. The Company adopted the short-term lease practical expedient and, as such, will recognize the lease payments on a straight-lease basis over the lease term. The Company closed this office in February 2021, consolidating its operations into the Reno, Nevada office location.

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

The Company also has lease agreements for an automobile and office equipment.

The components of total lease costs were as follows (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease cost	$402	$98
Finance lease cost:
Amortization of right-of-use assets	7	-
Interest on lease liabilities	2	-
Total finance lease cost	9	-
Variable lease cost	43	-
Total lease cost	$454	$98

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$392	$251
Financing cash flows from finance leases	$13	$-

ROU assets obtained in exchange for lease obligations:
Operating leases	$201	$800
Finance leases	$17	$-

Supplemental balance sheet information related to leases was as follows (in thousands except years):

	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$1,002	$1,106
Finance lease right-of-use assets	$35	$-

Current portion of operating lease liabilities	$321	$262
Operating lease liabilities, net of current portion	735	889
Total operating lease liabilities	$1,056	$1,151

Current portion of finance lease liabilities	$11	$-
Finance lease liabilities, net of current portion	24	-
Total finance lease liabilities	$35	$-

Weighted average remaining lease term
Operating leases	3.1 years	4 years
Finance leases	3.3 years	-

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	-

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
	(in thousands)
2021	$389	$14
2022	388	14
2023	261	8
2024	153	4
Total future minimum lease payments	1,191	40
Less imputed interest	(135)	(5)
Total	$1,056	$35

Note 14 - Accrued Expenses

Accrued expenses as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Accrued directors’ fees	$169	$-
Accrued bonus	81	-
Accrued legal	-	14
Accrued sales commission	24	50
Accrued interest	-	7
Accrued other	67	65
	$341	$136

Note 15 - Income Taxes

The income tax benefit attributable to loss before income taxes for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Years Ended December 31,
	2020	2019
Current:
State	$-	$(225)
Total current tax benefit		(225)

Total deferred tax benefit	-	-
Income tax benefit	$-	$(225)

A reconciliation of the income tax benefit computed at the statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
	2020	2019
U.S. federal statutory rate	21.00	21.00%
State taxes	1.31	(8.30)%
Sale of NJ NOLS and credits	-	5.22%
Expired NOLs and credits	(31.40)%	(31.19)%
Stock-based compensation	(2.40)%	(3.21)%
Federal research and development credits	3.38%	4.93%
Other	2.98%	(2.96)%
Valuation allowance	4.98%	21.12%
Effective tax rate	(0.15)%	6.61%

Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$17,922	$18,060
Research and development credits	1,348	1,459
Nonqualified stock option compensation expense	487	515
Lease liabilities	256	-
Other temporary book - tax differences	69	28
Total deferred tax assets	20,082	20,062

Deferred tax liabilities:
Lease right-of-use assets	(244)	-
Fixed and intangible asset basis difference	(76)	(134)
Total deferred tax liabilities	(320)	(134)

Deferred tax assets, net	19,762	19,928
Valuation allowance for deferred tax assets	(19,762)	(19,928)
Deferred tax assets, net after valuation allowance	$-	$-

During the year ended December 31, 2019, the Company recorded an income tax benefit of approximately $225,000 due to the sale of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program. Sales of net operating loss and research and development credit carryforwards under the New Jersey Economic Development Authority Technology Business Tax Certificate Transfer Program are recorded in the consolidated financial statements as an income tax benefit in the year they are earned. As a result of the sale of net operating loss and research and development credit carryforwards during the year ended December 31, 2019, the Company’s deferred tax assets decreased by approximately $239,000, . The gross amount of the net operating loss and research and development credit carryforwards that were sold during the year ended December 31, 2019 was $2.2 million and $41,000, respectively.

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required. The Company’s valuation allowance decreased approximately $166,000 from December 31, 2019 to December 31, 2020.

At December 31, 2020, the Company had Federal income tax net operating loss carryforwards of $79.5 million and State income tax net operating loss carryforwards of $3.7 million. Foreign income tax net operating loss carryforwards were $7.8 million as of December 31, 2020. The Company had Federal research and development tax credit carryforwards of $1.3 million and $1.3 million at December 31, 2020 and 2019, respectively. The Company also had state research and development tax credit carryforwards of approximately $111,000 and $78,000 at December 31, 2020 and 2019, respectively. The Company’s net operating losses and research and development tax credits may ultimately be limited by Section 382 of the Internal Revenue Code and, as a result, the Company may be unable to offset future taxable income (if any) with losses, or its tax liability with credits, before such losses and credits expire. Included in the Federal net operating loss carryforwards are $9.7 million of losses generated from 2018 onward that have an indefinite carryover period. The remaining Federal and New Jersey net operating loss carryforwards and Federal and New Jersey tax credit carryforwards will expire at various times between 2020 and 2038 unless utilized.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2016 and does not anticipate a change in its uncertain tax positions within the next twelve months. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 16 - Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s consolidated statement of operations and comprehensive loss. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Plans

In 2015, the Board of Directors adopted the Nephros, Inc. 2015 Equity Incentive Plan (“2015 Plan”) and reserved and authorized 777,777 shares of common stock for issuance pursuant to stock options, restricted stock and other equity incentive awards to the Company’s employees, directors and consultants. In 2017, the Board of Directors approved an amendment to the 2015 Plan increasing the number of shares of common stock authorized thereunder to 1,111,110 shares and in 2019, the Board of Directors approved an amendment to the 2015 Plan increasing the number of shares of common stock authorized thereunder to 1,333,332. In 2020, the Board of Directors approved amendments to the 2015 Plan increasing the number of shares of common stock authorized thereunder to 1,998,116 shares. The maximum contractual term for stock options granted under the 2015 Plan is 10 years.

As of December 31, 2020, options to purchase 1,155,713 shares of common stock had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between April 15, 2025 and November 2, 2030. As of December 31, 2020, options to purchase 1,334 shares of common stock issued to non-employees under the 2015 Plan were outstanding and will expire on May 31, 2021. Taking into account all options and restricted stock granted under the 2015 Plan, there are 426,049 shares available for future grant under the 2015 Plan. Options currently outstanding are fully vested or will vest upon a combination of the following: immediate vesting or straight-line vesting of two or four years.

The Company’s previously adopted and approved plan, the 2004 Stock Incentive Plan (“2004 Plan”), expired in the year ended December 31, 2014. As of December 31, 2020, options to purchase 58,888 shares of common stock had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between March 24, 2021 and March 26, 2024. As of December 31, 2020, 49,725 options had been issued to non-employees under the 2004 Plan and were outstanding. Such options expire at various dates between March 24, 2021 and November 17, 2024. No shares are available for future grants under the 2004 Plan. Options currently outstanding are fully vested.

Stock Options

The Company has elected to recognize forfeitures as they occur. Stock-based compensation expense recognized for the years ended December 31, 2020 and 2019 was $0.7 million and $0.9 million, respectively.

For the year ended December 31, 2020, $0.6 million and approximately $55,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the year ended December 31, 2019, $0.8 million and approximately $65,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

The following table summarizes the option activity for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	826,061	$5.04
Options granted	218,290	7.26
Options forfeited or expired	(29,103)	6.72
Options exercised	(4,166)	5.13
Outstanding at December 31, 2019	1,011,082	$5.51
Options granted	291,648	7.01
Options forfeited or expired	(33,402)	8.60
Options exercised	(3,668)	2.84
Outstanding at December 31, 2020	1,265,660	$5.78

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2020 and 2019 (in thousands except per share prices):

	Shares	Weighted Average Exercise Price
Exercisable at December 31, 2019	551,948	$5.20
Vested and expected to vest at December 31, 2019	984,452	$5.50
Exercisable at December 31, 2020	814,160	$5.21
Vested and expected to vest at December 31, 2020	1,239,473	$5.76

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2020	2019
Stock Price Volatility	71.88%	81.73%
Risk-Free Interest Rates	0.41%	1.93%
Expected Life (in years)	6.23	6.13
Expected Dividend Yield	0%	0%

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

The weighted-average fair value of options granted in 2020 and 2019 is $4.45 and $5.05, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2020 were $3.6 million and $3.5 million, respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest as of December 31, 2020 was 6.8 years.

During the year ended December 31, 2020, stock options to purchase 2,556 shares of the Company’s common stock were exercised in a cash exercise for proceeds of approximately $7,000, resulting in the issuance of 2,556 shares of the Company’s common stock. During the year ended December 31, 2020, stock options to purchase 1,112 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 755 shares of the Company’s common stock.

The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2019 were $4.5 million and $4.4 million, respectively. The weighted-average remaining contractual life of options vested or expected to vest as of December 31, 2019 was 6.89 years.

During the year ended December 31, 2019, stock options to purchase 4,166 shares of the Company’s common stock were exercised by a member of management for proceeds of approximately $21,000, resulting in the issuance of 4,166 shares of the Company’s common stock.

As of December 31, 2020, there was $1.9 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 3.1 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors. The grant date fair value of restricted stock is based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	49,890	$5.58
Granted	55,111	8.57
Vested	(45,160)	5.58
Forfeited	(4,730)	5.58
Nonvested at December 31, 2019	55,111	8.57
Vested	(55,111)	8.57
Nonvested at December 31, 2020	-	$-

The total fair value of restricted stock that vested during the years ended December 31, 2020 and 2019 was $0.5 million and $0.3 million, respectively.

Total stock-based compensation expense for the restricted stock granted to employees and non-employee directors was approximately $52,000 and $451,000 for the years ended December 31, 2020 and 2019, respectively. Approximately $42,000 and $367,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2020 and 2019, respectively. Approximately $10,000 and $84,000 is included in research and development expenses on the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was no unrecognized compensation expense related to the restricted stock awards.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. There were no SRP stock options granted during the year ended December 31, 2020. SRP stock options are being expensed over the respective vesting period, which is based on a service condition.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	-	$-
Options granted	23,040	5.00
Outstanding at December 31, 2019	23,040	$5.00
Options forfeited or expired	(8,587)	5.00
Outstanding at December 31, 2020	14,453	$5.00

Stock-based compensation expense related to the SRP stock options was approximately $37,000 for the year ended December 31, 2020. For the year ended December 31, 2020, approximately $16,000 and $21,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options was approximately $14,000 for the year ended December 31, 2019. For the year ended December 31, 2019, approximately $4,000 and $10,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of December 31, 2020.

Note 17 - Stockholders’ Equity

October 2020 Common Stock Issuance

On October 20, 2020, the Company issued 833,333 shares of the Company’s common stock in a registered direct offering, resulting in gross proceeds to the Company of $5.0 million. The purchase price for each share was $6.00. Proceeds, net of equity issuance costs of $0.3 million, recorded as a result of the offering were $4.7 million. Of the 833,333 shares of the Company’s common stock issued, 166,667 shares, resulting in proceeds of approximately $1.0 million, were sold to the Company’s largest stockholder.

February 2020 Common Stock Issuance

On February 4, 2020, the Company issued 937,500 shares of common stock through a confidentially marketed underwritten public offering resulting in gross proceeds to the Company of $7.5 million. The purchase price for each share was $8.00. Proceeds, net of equity issuance costs of $0.7 million, recorded as a result of the offering were $6.8 million.

May 2019 Private Placement

On May 15, 2019, the Company entered into a stock purchase agreement with certain accredited investors identified therein pursuant to which the Company issued and sold in a private placement 493,827 shares of the Company’s common stock resulting in gross proceeds to the Company of $2.0 million. The purchase price for each share was $4.05. Proceeds, net of equity issuance costs of $8,000, recorded as a result of the private placement were $2.0 million. Of the 493,827 shares of the Company’s common stock issued, 12,346 shares, resulting in proceeds of approximately $50,000, were sold to a member of management.

Noncontrolling Interest

On September 5, 2018, SRP entered into a Series A Preferred Stock Purchase Agreement with certain purchasers pursuant to which SRP sold 600,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $5.00 per share. The aggregate purchase price was $3.0 million. SRP incurred transaction-related expenses of approximately $30,000, which were included in selling, general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. The net proceeds from the issuance of the Series A Preferred are restricted to SRP expenses, and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP. Following the Series A Preferred transaction, the Company retained a 62.5% ownership interest in SRP, holding 100% of the outstanding common shares, and holders of Series A Preferred retained a 37.5% interest in SRP on a fully diluted basis, holding 100% of the outstanding preferred shares. Of the 600,000 shares of Series A Preferred issued, the shares purchased by related parties comprised of persons controlled by members of management and by the Company’s largest stockholder amounted to 18,000 and 400,000 shares, respectively.

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

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. As of December 31, 2020 and 2019, all of the Company’s outstanding warrants are classified as equity.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2020 and 2019:

			Exercise	Total Common Shares Issuable as of December 31,
Title of Warrant	Date Issued	Expiry Date	Price	2020	2019
Equity-classified warrants

May 2015 – private placement warrants	5/18/2015	5/18/2020	$7.65	-	89,438
June 2016 – Note and Warrant Agreement	6/7/2016	6/7/2021	$2.70	127,121	127,121
March 2017 – private placement warrants	3/22/2017	3/22/2022	$2.70	143,476	162,365
Total				270,597	378,924

The weighted average exercise price of the outstanding warrants was $2.70 as of December 31, 2020 and $3.87 as of December 31, 2019.

Warrants Exercised During 2020 and 2019

During the year ended December 31, 2020, warrants to purchase 40,012 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 40,012 shares of the Company’s common stock. Of the warrants exercised during the year ended December 31, 2020, warrants to purchase 4,344 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $33,000.

During the year ended December 31, 2019, warrants to purchase 359,146 shares of the Company’s common stock were exercised, resulting in proceeds of $0.7 million and the issuance of 327,351 shares of the Company’s common stock. Of the warrants exercised during the year ended December 31, 2019, warrants to purchase 111,114 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 79,316 shares of the Company’s common stock. Of the warrants exercised during the year ended December 31, 2019, warrants to purchase 4,444 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $12,000.

Note 18 – Savings Incentive Match Plan

On January 1, 2017, the Company established a Savings Incentive Match Plan for Employees Individual Retirement Account (SIMPLE IRA), which covers all employees. The SIMPLE IRA Plan provides for voluntary employee contributions up to statutory IRA limitations. The Company matches 100% of employee contributions to the SIMPLE IRA Plan, up to 3% of each employee’s salary. The Company contributed and expensed approximately $89,000 and $69,000 to the SIMPLE IRA in 2020 and 2019, respectively.

Note 19 - Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 9 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2020, the Company agreed to make minimum annual aggregate purchases from Medica of €3.2 million (approximately $3.8 million). For the year ended December 31, 2020, the Company’s aggregate purchase commitments totaled €4.4 million (approximately $5.2 million).

Contractual Obligations and Commercial Commitments

The following table summarizes the Company’s approximate minimum contractual obligations and commercial commitments as of December 31, 2020:

	Payments Due in Period (in thousands)
	Total	Within 1 Year	Years 2 - 3	Years 4 - 5	More than 5 Years

Minimum Purchase Commitments[1]	$21,700	$3,900	$8,400	$9,400	$-
Leases[2]	1,231	403	671	157	-
Total	$22,931	$4,303	$9,071	$9,557	$-

1 Reflects minimum purchase commitments pursuant to the License and Supply Agreement with Medica.

2 In addition to lease obligations for office space, these obligations include a lease for various office equipment which expires in 2020 and an automobile lease which expires in 2021. See Note 13 – Leases for further discussion.

Note 20 – Segment Reporting

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Year Ended December 31, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$8,532	$29	$-	$8,561
Gross margin	4,900	13	-	4,913
Research and development expenses	1,240	262	1,257	2,759
Depreciation and amortization expense	192	-	-	192
Selling, general and administrative expenses	5,693	468	305	6,466
Change in fair value of contingent consideration	(229)	-	-	(229)
Total operating expenses	6,896	730	1,562	9,188
Loss from operations	$(1,996)	$(717)	$(1,562)	$(4,475)

	Year Ended December 31, 2019
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$10,334	$-	$-	$10,334
Gross margin	6,084	-	-	6,084
Research and development expenses	1,126	591	1,373	3,090
Depreciation and amortization expense	186	-	-	186
Selling, general and administrative expenses	5,960	-	159	6,119
Change in fair value of contingent consideration	(156)	-	-	(156)
Total operating expenses	7,116	591	1,532	9,239
Loss from operations	$(1,032)	$(591)	$(1,532)	$(3,155)

As of December 31, 2020, $0.2 million of total assets were in the Renal Products segment. The $0.2 million consisted primarily of $0.1 million of remaining cash received from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of $0.1 million.

As of December 31, 2019, $1.0 million of total assets were in the Renal Products segment. The $1.0 million consisted primarily of $0.7 million of remaining cash received from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of $0.2 million.

Note 21 – Subsequent Event

On January 14, 2021, the U.S. Small Business Administration notified the Company that the Company’s PPP loan was forgiven in full, including all principal and interest outstanding as of the date of the forgiveness.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants during 2020 or 2019.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2020. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on our assessment, management concluded that as of December 31, 2020, our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Proposal No. 1 – Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Compensation Matters” in the 2021 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Stock Ownership of Management and Principal Stockholders” and “Compensation Matters” in the 2021 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the 2021 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

Report of independent registered public accounting firm.
Consolidated balance sheets as of December 31, 2020 and 2019.
Consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019.
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2020 and 2019.
Consolidated statements of cash flows for the years ended December 31, 2020 and 2019.
Notes to consolidated financial statements.

(2) Exhibits:

Exhibit No.	Description
3.1	Conformed Copy of the Fourth Amended and Restated Certificate of Incorporation, incorporating those Certificates of Amendment dated June 4, 2007; June 29, 2007; November 13, 2007; October 23, 2009; March 10, 2011; March 11, 2011 and July 8, 2019, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Quarterly Report on Form 10-K for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019.

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007.

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Form of Common Stock Purchase Warrant issued June 3 and 9, 2016, incorporated by reference to Exhibit 4.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

4.3	Form of Warrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

4.4	Description of Capital Stock, incorporated by reference to Exhibit 4.5 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

10.1	Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004. †

10.2	Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the SEC on August 5, 2005. †

10.3	Amendment No. 2 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007. †

10.4	Amendment No. 3 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.51 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 †

10.5	Amendment No. 4 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on December 2, 2010. †

10.6	Amendment No. 5 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Appendix A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on April 11, 2013. †

10.7	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan, dated June 14, 2013, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013. †

10.8

Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.9	Form of Incentive Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.10	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.11	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.12	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.13	Nephros, Inc. Director Compensation Policy, incorporated by reference to Exhibit 10.15 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

10.14	License Agreement, dated October 1, 2007, between the Trustees of Columbia University in the City of New York, and the Registrant incorporated by reference to Exhibit 10.41 to Nephros, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

10.15	License Agreement, dated July 1, 2011, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 27, 2011.

10.16	First Amendment to License Agreement, dated February 19, 2014, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 25, 2014.

10.17	License and Supply Agreement, dated April 23, 2012, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2012.

10.18	Second Amendment to License and Supply Agreement, dated May 4, 2015, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

10.19	Third Amendment to License and Supply Agreement, dated May 5, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.20	Fourth Amendment to License and Supply Agreement, dated September 26, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 27, 2017.

10.21	Sublicense Agreement, dated May 6, 2015, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.+

10.22	Second Amendment to Sublicense Agreement, dated January 30, 2019, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.24 to Nephros, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019.

10.23	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007.

10.24	Form of Registration Rights Agreement, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.25	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.26	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.27	Registration Rights Agreement, dated November 12, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.

10.28	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

10.29	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.30	First Amendment to Registration Rights Agreement, dated September 23, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.31	Form of Note and Warrant Purchase Agreement entered into on June 3, 2016, between the Registrant and the purchasers of the Notes and Warrants sold by the Registrant on June 3 and 9, 2016, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2016.

10.32	Registration Rights Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.33	Form of Stock Purchase Agreement, dated April 10, 2018, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 11, 2018.

10.34	Series A Preferred Stock Purchase Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.35	Amended and Restated Certificate of Incorporation for Specialty Renal Products, Inc., dated September 5, 2018, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.36	Amendment dated December 10, 2018, to Amended and Restated Certificate of Incorporation of Specialty Renal Products, Inc., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2018.

10.37	Investor Rights Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.38	Voting Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.39	Right of First Refusal and Co-Sale Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.40	Membership Interest Purchase Agreement, dated December 31, 2018, by and among the Registrant, Biocon 1, LLC, Aether Water Systems, LLC, and Gregory Lucas, incorporated by reference to Exhibit 10.48 to Nephros, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019.+

10.41	First Amendment to Membership Interest Purchase Agreement, dated June 24, 2020 by and between the Registrant and Gregory Lucas, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020.

10.42	Second Amendment to Membership Interest Purchase Agreement, between the Registrant and Gregory Lucas, dated October 15, 2020, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2020.

10.43	Stock Purchase Agreement dated May 15, 2019, among the Registrant and the purchasers identified therein, incorporated by reference to Exhibit 10.1 of Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 16, 2019.

10.44	Underwriting Agreement dated January 31, 2020 between Nephros, Inc. and Craig-Hallum Capital Group LLC, incorporated by reference to Exhibit 1.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on January 1, 2020.

10.45	Amended and Restated Loan and Security Agreement, dated May 26, 2020, by and between Tech Capital, LLC and the Registrant, incorporated by reference to Exhibit 10.2 to Nephros Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020.

10.46	Amended and Restated Secured Promissory Note (Single Advance – Non-Revolving), dated May 26, 2020, issued by the Registrant, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020.

10.47	U.S. Small Business Administration Paycheck Protection Program Note dated April 22, 2020, between the Registrant and First Republic Bank, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020.

10.48	Employment Agreement between the Registrant and Andrew Astor, dated August 23, 2020, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 5, 2020. †

10.49	Consulting Agreement between the Registrant and Daron Evans, dated August 23, 2020, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 5, 2020.

10.50	Consulting Agreement between Specialty Renal Products, Inc. and Daron Evans, dated August 26, 2020, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 5, 2020.

10.51	Loan Agreement between the Registrant and Specialty Renal Products, dated October 7, 2020, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on October 13, 2020.

10.52	8% Convertible Promissory Note, from Specialty Renal Products, Inc. to the Registrant, dated October 7, 2020, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on October 13, 2020.

10.53	Form of Securities Purchase Agreement dated October 15, 2020, between the Registrant and the Purchasers, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on October 16, 2020.

10.54	Letter Agreement dated September 22, 2020, between Dan D’Agostino and the Registrant, Inc., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on November 5, 2020. †

10.55	Letter Agreement, dated November 30, 2020, between Wesley S. Lobo and the Registrant.*

21.1	List of Subsidiaries of Nephros, Inc. *

23.1	Consent of Moody Famiglietti & Andronico, LLP Independent Registered Public Accounting Firm. *

24.1	Power of Attorney (included on the signature page). *

31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 1, 2021
	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Andrew Astor, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Astor	President, Chief Executive Officer and Chief Financial Officer	March 1, 2021
Andrew Astor	(Principal Executive and Financial Officer)

/s/ Arthur H. Amron	Director	March 1, 2021
Arthur H. Amron

/s/ Malcolm Persen	Director	March 1, 2021
Malcolm Persen

/s/ Oliver Spandow	Director	March 1, 2021
Oliver Spandow

/s/ Alisa Lask	Director	March 1, 2021
Alisa Lask

/s/ Thomas Gwydir	Director	March 1, 2021
Thomas Gwydir

