Form 10-Q
period 2021-03-31
NEPHROS INC
filed 2021-05-06
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 4, 2021, 9,962,229 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,163	$8,249
Accounts receivable, net	1,718	1,364
Inventory	4,679	5,304
Prepaid expenses and other current assets	107	237
Total current assets	14,667	15,154
Property and equipment, net	311	295
Lease right-of-use assets	978	1,037
Intangible assets, net	496	506
Goodwill	759	759
License and supply agreement, net	636	670
Other assets	89	89
TOTAL ASSETS	$17,936	$18,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$233	$229
Accounts payable	495	423
Accrued expenses	334	341
Current portion of lease liabilities	346	332
Total current liabilities	1,408	1,325
Secured note payable, net of current portion	299	364
PPP loan	-	482
Equipment financing, net of current portion	6	7
Lease liabilities, net of current portion	686	759
TOTAL LIABILITIES	2,399	2,937

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at March 31, 2021 and December 31, 2020; 9,952,229 and 9,873,006 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	10	10
Additional paid-in capital	144,801	144,296
Accumulated other comprehensive income	68	74
Accumulated deficit	(132,395)	(131,858)
Subtotal	12,484	12,522
Noncontrolling interest	3,053	3,051
TOTAL STOCKHOLDERS’ EQUITY	15,537	15,573
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,936	$18,510

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenue:
Product revenues	$2,712	$2,475
Royalty and other revenues	24	54
Total net revenues	2,736	2,529
Cost of goods sold	1,149	1,038
Gross margin	1,587	1,491
Operating expenses:
Research and development	556	563
Depreciation and amortization	50	46
Selling, general and administrative	1,999	1,950
Change in fair value of contingent consideration	-	(42)
Total operating expenses	2,605	2,517
Loss from operations	(1,018)	(1,026)
Other (expense) income:
Interest expense	(13)	(43)
Interest income	3	1
Extinguishment of PPP loan	482	-
Other (expense) income, net	9	(30)
Total other (expense) income:	481	(72)
Net loss	(537)	(1,098)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(59)	(59)
Net loss attributable to Nephros, Inc. shareholders	(596)	(1,157)

Net loss per common share, basic and diluted	$(0.06)	$(0.13)
Weighted average common shares outstanding, basic and diluted	9,883,035	8,590,230

Comprehensive loss:
Net loss	(537)	(1,098)
Other comprehensive loss, foreign currency translation adjustments, net of tax	(6)	(1)
Comprehensive loss	(543)	(1,099)
Comprehensive loss attributable to noncontrolling interest	(59)	(59)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(602)	$(1,158)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three months ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2020	9,873,006	$10	$144,296	$74	$(131,858)	$12,522	$3,051	$15,573
Net loss					(537)	(537)		(537)
Net unrealized losses on foreign currency translation, net of tax				(6)		(6)		(6)
Exercise of options	14,754	-	62			62		62
Cashless exercise of options	131	-
Stock-based compensation			443			443	2	445
Balance, March 31, 2021	9,887,891	$10	$144,801	$68	$(132,395)	$12,484	$3,053	$15,537

	Three months ended March 31, 2020

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689
Net loss					(1,098)	(1,098)		(1,098)
Net unrealized losses on foreign currency translation, net of tax				(1)		(1)		(1)
Issuance of common stock, net of equity issuance costs of $729	937,500	1	6,770			6,771		6,771
Exercise of warrants	18,889	-	51			51		51
Exercise of options	556	-	2			2		2
Cashless exercise of options	755	-
Stock-based compensation			196			196	26	222
Balance, March 31, 2020	8,961,439	$9	$138,953	$64	$(128,430)	$10,596	$3,040	$13,636

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(537)	$(1,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	7	5
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	46	45
Stock-based compensation, including stock options and restricted stock	276	222
Inventory obsolescence charge	9	1
Extinguishment of PPP loan	(482)	-
Change in fair value of contingent consideration	-	(42)
Accretion of contingent consideration	-	8
(Gain) loss on foreign currency transactions	(4)	2
Change in lease right-of-use assets	77	67
(Increase) decrease in operating assets:
Accounts receivable	(354)	(552)
Inventory	616	(1,088)
Prepaid expenses and other current assets	130	(80)
Other assets	-	(57)
Increase in operating liabilities:
Accounts payable	76	614
Accrued expenses	161	174
Lease liabilities	(76)	(61)
Net cash used in operating activities	(55)	(1,840)

INVESTING ACTIVITIES:
Purchase of property and equipment	(23)	-
Net cash used in investing activities	(23)	-

FINANCING ACTIVITES:
Proceeds from issuance of common stock	-	6,771
Net payments from secured revolving credit facility	-	(65)
Payments on secured note payable	(61)	(56)
Principal payments on finance lease liability	(3)	(1)
Principal payments on equipment financing	(1)	(1)
Proceeds from exercise of warrants	-	51
Proceeds from exercise of options	62	2
Payment of contingent consideration	-	(63)
Net cash (used in) provided by financing activities	(3)	6,638
Effect of foreign exchange rates on cash	(5)	(2)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(86)	4,796
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,249	4,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,163	$8,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$12	$36
Cash paid for income taxes	$21	$11

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING INFORMATION
Right-of-use asset obtained in exchange for operating lease liability	$21	$201
Right-of-use asset obtained in exchange for finance lease liability	$-	$17

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Nephros, Inc. and its subsidiaries, including SRP, in which a controlling interest is maintained by the Company. Outside stockholders’ interest in SRP of 37.5% is shown on the condensed consolidated balance sheet as noncontrolling interest. All intercompany accounts and transactions were eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $132.4 million as of March 31, 2021.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3.0 million. As of approximately July 1, 2020, SRP had fully spent the proceeds from this private placement. On October 9, 2020, Nephros and SRP entered into a loan agreement under which Nephros agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These funds are to be used to fund SRP’s operating activities and are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021. As of March 31, 2021, the outstanding balance, including accrued interest, was $1.0 million.

Based on cash that is available for the Company’s operations and projections of future Company operations, the Company believes that its cash balances will be sufficient to fund its current operating plan – including any remaining negative impact of the COVID-19 pandemic – through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. Additionally, the Company’s operating plans are designed to help control operating costs and to increase revenue until such time as the Company generates sufficient cash flows from operations.

There is uncertainty, however, with respect to the Company’s projections regarding the availability of sufficient cash resources, due to the ongoing COVID-19 pandemic and the economic conditions it has caused. During the pandemic, the Company has seen decreased demand for its hospital filtration products, particularly in emergency pathogen outbreak response. In addition, sales to new customers – including water filtration and pathogen detection products – have been hindered by pandemic-related travel restrictions. Also, the Company’s commercial filtration products, which are primarily targeted at the hospitality and food service markets, have seen a decrease in demand, due to the closure of many hotels and restaurants. The Company believes that broad vaccine distribution will reduce the probability of further negative COVID-19 impacts, but if these decreases in demand continue and the Company is unable to achieve its revenue plan, the Company may need to reduce budgeted expenditures as appropriate to preserve its available capital resources, which could slow its revenue growth plans.

On April 24, 2020, the Company obtained a loan from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) in the amount of $0.5 million (“PPP loan”). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. On January 14, 2021, the U.S Small Business Administration notified the Company that the Company’s PPP loan was forgiven in full, including all principal and interest outstanding as of the date of forgiveness and, as such, $0.5 million has been recognized as an extinguishment of debt on the Company’s condensed consolidated statement of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The Company adopted this guidance as of January 1, 2021 and the guidance did not have an impact on its condensed consolidated financial statements.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the three months ended March 31, 2021 and 2020, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2021	2020
A	17%	16%
B	15%	1%
C	10%	-
D	8%	11%
E	7%	23%
F	7%	10%
Total	64%	61%

As of March 31, 2021 and December 31, 2020, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2021	2020
C	16%	1%
D	13%	6%
B	13%	3%
A	11%	18%
G	-	12%
Total	53%	40%

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $4,000 and $11,000 as of March 31, 2021 and December 31, 2020, respectively. There were no write-offs of accounts receivable for the three months ended March 31, 2021. Write-offs of accounts receivable were approximately $25,000 for the three months ended March 31, 2020 which were reserved for in a prior period.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2021 and 2020, depreciation expense was approximately $7,000 and $5,000, respectively. Approximately $4,000 of the approximately $7,000 of depreciation expense for the three months ended March 31, 2021 has been recognized in the cost of goods sold. Approximately $4,000 of the approximately $5,000 of depreciation expense for the three months ended March 31, 2020 has been recognized in the cost of goods sold.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three months ended March 31, 2021 or 2020. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the three months ended March 31, 2021 and 2020 is comprised of:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Royalty revenue under the Bellco License Agreement	$14	$16
Other revenue	10	38
Total royalty and other revenue	$24	$54

Bellco License Agreement

With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement (the “License Agreement”), effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters (the “Products”). Under the License Agreement, as amended, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label, and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries. Under the License Agreement, the Company received upfront payments which were previously deferred and subsequently recognized as license revenue over the term of the License Agreement.

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

The Company recognized royalty income from Bellco pursuant to the License Agreement for the three months ended March 31, 2021 and 2020 of approximately $14,000 and $16,000, respectively.

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

At March 31, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At March 31, 2021 and December 31, 2020, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2021
Cash equivalents:
Money market funds	$4,014	$-	$-

December 31, 2020
Cash equivalents:
Money market funds	$4,011	$-	$-

During the three months ended March 31, 2020, the Company recognized a change in the fair value of contingent consideration of approximately $42,000 on its condensed consolidated statement of operations and comprehensive loss. In October 2020, the Company entered into a Second Amendment to the Membership Interest Purchase Agreement dated December 31, 2018 related to the acquisition of the Aether business, in which the Company agreed to pay a lump sum of $0.1 million in full consideration for the Company’s obligation to make payments of contingent consideration under the Membership Interest Purchase Agreement. As such, there were no outstanding amounts related to contingent consideration on the Company’s consolidated balance sheets as of March 31, 2021 or December 31, 2020.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of March 31, 2021 and December 31, 2020 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Finished goods	$3,761	$4,340
Raw materials	918	964
Total inventory	$4,679	$5,304

Note 6 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets for the three months ended March 31, 2021 and December 31, 2020 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	March 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(22)	$27	$50	$(20)	$30
Customer relationships	540	(72)	468	540	(64)	476
Total intangible assets	$590	(94)	$496	$590	(84)	506

The Company recognized amortization expense of approximately $10,000 for each of the three months ended March 31, 2021 and 2020 and such amounts are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2021, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2021 (excluding the three months ended March 31, 2021)	$32
2022	42
2023	42
2024	32
2025	32

The Company did not recognize any intangible asset impairment charges during the three months ended March 31, 2021 or 2020.

Goodwill

Goodwill has a carrying value on the Company’s condensed consolidated balance sheets of $0.8 million at March 31, 2021 and December 31, 2020. Goodwill has been allocated to the Water Filtration segment. The Company concluded the carrying value of goodwill was not impaired as of March 31, 2021 or December 31, 2020 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the condensed consolidated balance sheet is $0.6 million and $0.7 million as of March 31, 2021 and December 31, 2020, respectively. Accumulated amortization is $1.7 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended March 31, 2021 and 2020 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three months ended March 31, 2021 or March 31, 2020.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $72,000 and $69,000 for the three months ended March 31, 2021 and 2020, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $72,000 in royalties are included in accrued expenses as of March 31, 2021. Approximately $68,000 in royalties are included in accounts payable as of December 31, 2020.

Note 8 – Secured Revolving Credit Facility

On August 17, 2017, the Company entered into the Loan and Security Agreement, subsequently amended on December 20, 2019 (the “Loan Agreement”) with Tech Capital, LLC (“Tech Capital”). The Loan Agreement provided for a secured asset-based revolving credit facility (the “Revolver”) of up to $2.5 million, which the Company drew upon and repaid from time to time during the term of the Loan Agreement. The Company used these proceeds for working capital and general corporate purposes.

On May 26, 2020, the Company terminated the Revolver and, as a result, recognized fees of approximately $7,000, which are included in interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. Although the Revolver was terminated, the Loan Agreement, as amended on May 26, 2020 to reflect this termination, remains in place for purposes of specifying obligations related to the Secured Note (see Note 9 – Secured Note Payable).

For the three months ended March 31, 2020, approximately $19,000 was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. The Secured Note was amended and restated on May 26, 2020 to reflect the then-current balance on the Secured Note. There were no other changes to the terms and conditions of the Secured Note. As of March 31, 2021, the principal balance of the Secured Note was $0.5 million.

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to the terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan Agreement (see Note 8 – Secured Revolving Credit Facility). An event of default under such Loan Agreement is an event of default under the Secured Note and vice versa. In addition, the accounts receivable, inventory, and other assets of Nephros International Limited, a wholly-owned subsidiary of the Company, are available collateral in meeting the Company’s obligations under the Loan Agreement.

During each of the three months ended March 31, 2021 and 2020, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $11,000 and $16,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021 and 2020.

As of March 31, 2021, future principal maturities are as follows (in thousands):

Fiscal Years
2021 (excluding the three months ended March 31, 2021)	$168
2022	269
2023	95
Total	$532

Note 10 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 4 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(in thousands)
Operating lease cost	$101	$91
Finance lease cost:
Amortization of right-of-use assets	3	1
Interest on lease liabilities	1	-
Total finance lease cost	4	1
Variable lease cost	9	13
Total lease cost	$114	$105

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101	$89
Financing cash flows from finance leases	3	1

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Operating lease right-of-use assets	$945	$1,002
Finance lease right-of-use assets	$33	$35

Current portion of operating lease liabilities	$335	$321
Operating lease liabilities, net of current portion	665	735
Total operating lease liabilities	$1,000	$1,056

Current portion of finance lease liabilities	$11	$11
Finance lease liabilities, net of current portion	21	24
Total finance lease liabilities	$32	$35

Weighted average remaining lease term
Operating leases	2.9 years	3.1 years
Finance leases	2.9 years	3.3 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of March 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021 (excluding the three months ended March 31, 2021)	$297	$10
2022	395	14
2023	269	8
2024	156	7
2025	-	4
Total future minimum lease payments	1,117	43
Less imputed interest	(117)	(11)
Total	$1,000	$32

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

Stock Options

During the three months ended March 31, 2021, the Company granted stock options to purchase 160,428 shares of common stock to employees. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three months ended March 31, 2021 was approximately $866,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the three months ended March 31, 2021.

Assumptions for Option Grants
Stock Price Volatility	71.51%
Risk-Free Interest Rate	0.73%
Expected Life (in years)	6.14
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $233,000 and $168,000 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, approximately $222,000 and $11,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2020, approximately $152,000 and $16,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

During the three months ended March 31, 2021, stock options to purchase 14,754 shares of the Company’s common stock were exercised for proceeds of approximately $62,000, resulting in the issuance of 14,754 shares of the Company’s common stock. During the three months ended March 31, 2021, stock options to purchase 1,042 shares of the Company’s common stock were exercised in a cashless exercise, resulting in the issuance of 131 shares of the Company’s common stock.

There was no tax benefit related to expense recognized in the three months ended March 31, 2021 and 2020, as the Company is in a net operating loss position. As of March 31, 2021, there was $2.1 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 6.8 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed consolidated statement of operations was approximately $41,000 and $28,000 for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, approximately $41,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2020, approximately $23,000 and $5,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. Approximately $169,000 of restricted stock was granted to employees during the three months ended March 31, 2021 for services rendered during the year ended December 31, 2020.

As of March 31, 2021, there was approximately $334,000 of unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 1.2 years.

The aggregate shares of common stock legally issued and outstanding as of March 31, 2021 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards.

There were no SRP stock options granted during the three months ended March 31, 2021. Stock-based compensation expense related to the SRP stock options was approximately $2,000 and $26,000, respectively, for the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021, approximately $2,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2020, approximately $12,000 and $14,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. SRP stock options are being expensed over the respective vesting period, which is based on a service condition. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheets as of March 31, 2021 and December 30, 2020.

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

Noncontrolling Interest

On September 5, 2018, SRP entered into a Series A Preferred Stock Purchase Agreement with certain purchasers pursuant to which SRP sold 600,000 shares of its Series A Preferred Stock (“Series A Preferred”) for $5.00 per share. The aggregate purchase price was $3.0 million. SRP incurred transaction-related expenses of approximately $30,000, which were included in selling, general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. The net proceeds from the issuance of the Series A Preferred were restricted to SRP expenses and may not be used for the benefit of the Company or other affiliated entities, except to reimburse for expenses directly attributable to SRP. Following the Series A Preferred transaction, the Company retained a 62.5% ownership interest in SRP, holding 100% of the outstanding common shares, and holders of Series A Preferred retained a 37.5% interest in SRP on a fully diluted basis, holding 100% of the outstanding preferred shares. Of the 600,000 shares of Series A Preferred issued, the shares purchased by related parties comprised of persons controlled by members of management and by the Company’s largest stockholder amounted to 18,000 and 400,000 shares, respectively.

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

Warrants

During the three months ended March 31, 2021, there were no warrants exercised.

During the three months ended March 31, 2020, warrants to purchase 18,889 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $51,000 and the issuance of 18,889 shares of the Company’s common stock.

Note 13 – Net Loss per Common Share

Basic loss per common share is calculated by dividing net loss available to common shareholders by the number of weighted average common shares issued and outstanding. Diluted loss per common share is calculated by dividing net loss available to common shareholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants and unvested restricted stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	March 31,
	2021	2020
Shares underlying warrants outstanding	260,597	360,035
Shares underlying options outstanding	1,288,949	1,007,370
Unvested restricted stock	64,338	55,111

Note 14 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2021, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.3 million (approximately $4.0 million). As of March 31, 2021, the Company’s aggregate purchase commitments totaled €1.4 million (approximately $1.7 million).

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

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment revenues, gross margin and operating expenses which include research and development and selling, general and administrative expenses. Items below loss from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The Company does not report balance sheet information by segment since such information is not reviewed by the Company’s chief operating decision maker.

The accounting policies for the Company’s segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended March 31, 2021
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,736	$-	$-	$2,736
Gross margin	1,587	-	-	1,587
Research and development expenses	294	119	143	556
Depreciation and amortization expense	50	-	-	50
Selling, general and administrative expenses	1,876	101	22	1,999
Change in fair value of contingent consideration	-	-	-	-
Total operating expenses	2,220	220	165	2,605
Loss from operations	$(633)	$(220)	$(165)	$(1,018)

	Three Months Ended March 31, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,511	$18	$-	$2,529
Gross margin	1,480	11	-	1,491
Research and development expenses	310	52	201	563
Depreciation and amortization expense	46	-	-	46
Selling, general and administrative expenses	1,715	125	110	1,950
Change in fair value of contingent consideration	(42)	-	-	(42)
Total operating expenses	2,029	177	311	2,517
Loss from operations	$(549)	$(166)	$(311)	$(1,026)

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

During the pandemic, the COVID-19 pandemic has negatively impacted our business in several ways, including reduced sales, difficulty in acquiring new customers, and reduced demand for emergency pathogen outbreak response. Since the start of 2021, however, these negative impacts of the pandemic-related downturn appear to be subsiding. Indeed, revenues in the first quarter of 2021 were the highest for any first quarter in our history. We expect that negative COVID-19 impacts will continue to subside throughout the remainder of calendar year 2021.

We believe that, as the COVID-19 pandemic continues to subside, we may experience a net positive impact on demand for all of our products, due especially to increased global awareness of infectious pathogens and the serious problems they cause. Specifically, we expect that:

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

During the month of April 2020, we received a $0.5 million loan from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) to help us offset potential adverse effects on our results of operations and financial condition caused by the COVID-19 pandemic. On January 14, 2021, we received notice that this loan was fully forgiven.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. There was no royalty revenue recognized during the three months ended March 31, 2021 or 2020 related to this Sublicense Agreement. CamelBak product sales have been slower than originally hoped. However, military contracts often take years to close, and we remain optimistic about these products and markets.

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

Critical Accounting Policies

For the three-month period ended March 31, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,736	$2,529	$207	8%
Cost of goods sold	1,149	1,038	111	11%
Gross margin	1,587	1,491	96	6%
Gross margin %	58%	59%	-	(1%)
Research and development expenses	556	563	(7)	(1%)
Depreciation and amortization expense	50	46	4	9%
Selling, general and administrative expenses	1,999	1,950	49	3%
Change in fair value of contingent consideration	-	(42)	(42)	(100%)
Loss from operations	(1,018)	(1,026)	(8)	(1%)
Interest expense	(13)	(43)	(30)	(70%)
Interest income	3	1	2	200%
Forgiveness of PPP Loan	482	-	482	100%
Other income (expense), net	9	(30)	39	130%
Net loss	(537)	(1,098)	(561)	(51%)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(59)	(59)	-	-%
Net loss attributable to Nephros, Inc.	$(596)	$(1,157)	$(561)	(48%)

Net Revenues

Total net revenues for the three months ended March 31, 2021 were $2.7 million compared to $2.5 million for the three months ended March 31, 2020. The increase of $0.2 million, or 8%, was driven by significant increased medical device sales, primarily to existing customer accounts. Due to Covid-19 pandemic impacts on customer availability for sales meetings, revenues from new customers were approximately 11% of total revenues, compared with an average of 17% during the pre-pandemic 12-month period of April 1, 2019 through March 31, 2020.

Cost of Goods Sold

Cost of goods sold was $1.1 million for the three months ended March 31, 2021 compared to $1.0 million for the three months ended March 31, 2020. The increase of $0.1 million, or 11%, was due to increased direct product costs.

Gross Margin

Gross margin was approximately 58% for the three months ended March 31, 2021 compared to approximately 59% for the three months ended March 31, 2020. The decrease of approximately 1% is primarily due to increased direct product costs.

Research and Development Expenses

Research and development expenses were $0.6 million for each of the three months ended March 31, 2021 and 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $50,000 for the three months ended March 31, 2021 compared to approximately $46,000 for the three months ended March 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.0 million for each of the three months ended March 31, 2021 and 2020.

Change in Fair Value of Contingent Consideration

There were no amounts related to contingent consideration during the three months ended March 31, 2021. Change in fair value of contingent consideration of approximately $42,000 for the three months ended March 31, 2020 was due to lower-than-planned revenue performance of commercial filtration products.

Interest Expense

Interest expense was approximately $13,000 for the three months ended March 31, 2021. It is comprised primarily of interest on our secured note payable. Interest expense was approximately $43,000 for the three months ended March 31, 2020, comprised primarily of interest on our secured note payable, interest on our secured revolving credit facility and accretion of contingent consideration.

Interest Income

Interest income was approximately $3,000 for the three months ended March 31, 2021 compared to approximately $1,000 for the three months ended March 31, 2020.

Extinguishment of PPP loan

Our outstanding PPP loan was forgiven in January of 2021 resulting in an extinguishment of approximately $482,000.

Other Income (Expense), net

Other income was approximately $9,000 for the three months ended March 31, 2021 as a result of gains on foreign currency transactions. Other expense was approximately $30,000 for the three months ended March 31, 2020 as a result of losses on foreign currency transactions.

Water Filtration

The following table sets forth results of operations for the Water Filtration segment for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,736	$2,511	$225	9%
Cost of goods sold	1,149	1,031	118	11%
Gross margin	1,587	1,480	107	7%
Gross margin %	58%	59%	-	(1%)
Research and development expenses	294	310	(16)	(5%)
Depreciation and amortization expense	50	46	4	9%
Selling, general and administrative expenses	1,876	1,715	161	9%
Change in fair value of contingent consideration	-	(42)	(42)	(100%)
Loss from operations	$(633)	$(549)	$84	15%

Net Revenues

Total net revenues for the three months ended March 31, 2021 were $2.7 million compared to $2.5 million for the three months ended March 31, 2020. The increase of $0.2 million, or 8%, was driven by significant increased medical device sales, primarily to existing customer accounts. Due to Covid-19 pandemic impacts on customer availability for sales meetings, revenues from new customers were approximately 11% of total revenues, compared with an average of 17% during the pre-pandemic 12-month period of April 1, 2019 through March 31, 2020.

Cost of Goods Sold

Cost of goods sold was $1.1 million for the three months ended March 31, 2021 compared to $1.0 million for the three months ended March 31, 2020. The increase of $0.1 million, or 11%, was due to increased direct product costs.

Gross Margin

Gross margin was approximately 58% for the three months ended March 31, 2021 compared to approximately 59% for the three months ended March 31, 2020. The decrease of approximately 1% is primarily due to increased direct product costs.

Research and Development Expenses

Research and development expenses were $0.3 million in each of the three months ended March 31, 2021 and 2020.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $50,000 for the three months ended March 31, 2021 compared to approximately $46,000 for the three months ended March 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million for the three months ended March 31, 2021 compared to $1.7 million for the three months ended March 31, 2020, representing an increase of $0.2 million, or 9%.

Change in Fair Value of Contingent Consideration

There were no amounts related to contingent consideration during the three months ended March 31, 2021. Change in fair value of contingent consideration of approximately $42,000 for the three months ended March 31, 2020 was due to lower-than-planned revenue performance of commercial filtration products.

Pathogen Detection

The following table sets forth results of operations for the Pathogen Detection segment for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$-	$18	$(18)	(100%)
Cost of goods sold	-	7	(7)	(100%)
Gross margin	-	11	(11)	(100%)
Gross margin %	-%	61%	-	(61%)
Research and development expenses	119	52	67	129%
Selling, general and administrative expenses	101	125	(24)	(19%)
Loss from operations	$(220)	$(166)	$(54)	(33%)

Net Revenues

Total net revenues for the three months ended March 31, 2021 were $0, compared with $18,000 during the three months ended March 31, 2020, when our pathogen detection products were first launched to market.

Cost of Goods Sold

Cost of goods sold was approximately $7,000 for the three months ended March 31, 2020.

Gross Margin

Gross margin was approximately 61% for the three months ended March 31, 2020.

Research and Development Expenses

Research and development expenses were approximately $119,000 and approximately $52,000 for the three months ended March 31, 2021 and 2020, respectively. This increase of approximately $67,000, or 129%, reflects increased research and development expenditures on our pathogen detection products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $101,000 for the three months ended March 31, 2021 compared to $125,000 for the three months ended March 31, 2020.

Renal Products

The following table sets forth results of operations for the Renal Products segment for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Research and development expenses	$143	201	$(58)	(29%)
Selling, general and administrative expenses	22	110	(88)	(80%)
Loss from operations	$(165)	$(311)	$146	47%

Research and Development Expenses

Research and development expenses were approximately $143,000 and approximately $201,000 for the three months ended March 31, 2021 and 2020, respectively, a decrease of approximately $58,000 due to decreasing investment in the second-generation HDF product as it nears submission for FDA clearance.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $22,000 and approximately $110,000 for the three months ended March 31, 2021 and 2020, respectively, a decrease of approximately $88,000 due to decreasing investment in the second-generation HDF product as it nears submission for FDA clearance.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2021 and December 31, 2020 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	March 31,	December 31,
Liquidity and Capital Resources	2021	2020
Cash and cash equivalents	$8,163	$8,249
Other current assets	6,504	6,905
Working capital	13,259	13,829
Stockholders’ equity	15,537	15,573

At March 31, 2021, we had an accumulated deficit of $132.4 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, our operating plans are designed to help control operating costs, to increase revenue and to raise additional capital until such time as we generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently.

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

At March 31, 2021, we had cash and cash equivalents totaling $8.2 million and total assets of $17.3 million excluding the asset related to the License and Supply Agreement with Medica of $0.6 million.

Net cash used in operating activities was approximately $55,000 for the three months ended March 31, 2021 compared to $1.8 million for the three months ended March 31, 2020, a decrease of $1.7 million due primarily to a decrease of $0.6 million in inventory for the three months ended March 31, 2021, compared to an increase in inventory of $1.1 million for the three months ended March 31, 2020. Excess inventory was purchased during the three months ended March 31, 2020 to reduce the risk of pandemic-related supply chain disruptions. Since no such disruption took place, the excess inventory is being sold-through in 2021, thus reducing inventory levels.

Net cash used in investing activities was approximately $23,000 for the three months ended March 31, 2021 due to purchases of property and equipment. There was no cash used in investing activities for the three months ended March 31, 2020.

Net cash used in financing activities of approximately $3,000 for the three months ended March 31, 2021 resulted from payments of approximately $61,000 on our secured note, principal payments of approximately $3,000 on our finance lease obligation and principal payments of approximately $1,000 on our finance lease obligation, offset partially by proceeds from the exercise of options of approximately $62,000.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Separation Agreement and Release, between the Company and Daniel DAgostino, dated January 28, 2021.*

31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101	Interactive Data File. *

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: May 6, 2021	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

