Form 10-Q
period 2021-06-30
NEPHROS INC
filed 2021-08-05
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of August 2, 2021, 10,217,348 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

 NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,278	$8,249
Accounts receivable, net	1,382	1,364
Inventory	5,087	5,304
Prepaid expenses and other current assets	93	237
Total current assets	14,840	15,154
Property and equipment, net	303	295
Lease right-of-use assets	897	1,037
Intangible assets, net	485	506
Goodwill	759	759
License and supply agreement, net	603	670
Other assets	104	89
TOTAL ASSETS	$17,991	$18,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$238	$229
Accounts payable	1,100	423
Accrued expenses	476	341
Current portion of lease liabilities	356	332
Total current liabilities	2,170	1,325
Secured note payable, net of current portion	232	364
PPP loan	-	482
Equipment financing, net of current portion	5	7
Lease liabilities, net of current portion	593	759
TOTAL LIABILITIES	3,000	2,937

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at June 30, 2021 and December 31, 2020; 10,087,811 and 9,873,006 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	10	10
Additional paid-in capital	145,378	144,296
Accumulated other comprehensive income	70	74
Accumulated deficit	(133,521)	(131,858)
Subtotal	11,937	12,522
Noncontrolling interest	3,054	3,051
TOTAL STOCKHOLDERS’ EQUITY	14,991	15,573
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,991	$18,510

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
Product revenues	$2,196	$1,564	$4,908	$4,039
Royalty and other revenues	70	13	94	67
Total net revenues	2,266	1,577	5,002	4,106
Cost of goods sold	991	682	2,140	1,720
Gross margin	1,275	895	2,862	2,386
Operating expenses:
Research and development	487	836	1,043	1,399
Depreciation and amortization	51	47	101	93
Selling, general and administrative	1,854	1,610	3,853	3,560
Change in fair value of contingent consideration	-	-	-	(42)
Total operating expenses	2,392	2,493	4,997	5,010
Loss from operations	(1,117)	(1,598)	(2,135)	(2,624)
Other (expense) income:
Interest expense	(11)	(30)	(24)	(73)
Interest income	3	4	6	5
Extinguishment of PPP loan	-	-	482	-
Other (expense) income, net	(1)	(33)	8	(63)
Total other (expense) income:	(9)	(59)	472	(131)
Net loss	(1,126)	(1,657)	(1,663)	(2,755)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(60)	(119)	(119)
Net loss attributable to Nephros, Inc. shareholders	(1,186)	(1,717)	(1,782)	(2,874)

Net loss per common share, basic and diluted	$(0.12)	$(0.19)	$(0.18)	$(0.33)
Weighted average common shares outstanding, basic and diluted	9,943,026	8,986,134	9,913,196	8,788,182

Comprehensive loss:
Net loss	$(1,126)	$(1,657)	$(1,663)	$(2,755)
Other comprehensive income (loss), foreign currency translation adjustments, net of tax	2	1	(4)	-
Comprehensive loss	(1,124)	(1,656)	(1,667)	(2,755)
Comprehensive loss attributable to noncontrolling interest	(60)	(60)	(119)	(119)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,184)	$(1,716)	$(1,786)	$(2,874)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and six months ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2020	9,873,006	$10	$144,296	$74	$(131,858)	$12,522	$3,051	$15,573
Net loss		-	-	-	(537)	(537)	-	(537)
Net unrealized losses on foreign currency translation, net of tax		-	-	(6)	-	(6)	-	(6)
Exercise of options	14,754	-	62	-	-	62	-	62
Cashless exercise of options	131	-	-	-	-	-	-	-
Stock-based compensation		-	443	-	-	443	2	445
Balance, March 31, 2021	9,887,891	$10	$144,801	$68	$(132,395)	$12,484	$3,053	$15,537

Net loss		$-	$-	$-	$(1,126)	$(1,126)	$-	$(1,126)
Net unrealized gains on foreign currency translation, net of tax		-	-	2	-	2	-	2
Cashless exercise of options	14,616	-	-	-	-	-	-	-
Exercise of warrants	110,003	-	297	-	-	297	-	297
Cashless exercise of warrants	10,963	-	-	-	-	-	-	-
Stock-based compensation		-	280	-	-	280	1	281
Balance, June 30, 2021	10,023,473	$10	$145,378	$70	$(133,521)	$11,937	$3,054	$14,991

	Three and six months ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689
Net loss		-	-	-	(1,098)	(1,098)	-	(1,098)
Net unrealized losses on foreign currency translation, net of tax		-	-	(1)	-	(1)	-	(1)
Issuance of common stock, net of equity issuance costs of $729	937,500	1	6,770	-	-	6,771	-	6,771
Exercise of warrants	18,889	-	51	-	-	51		51
Exercise of options	556	-	2	-	-	2	-	2
Cashless exercise of options	755	-	-	-	-	-	-	-
Stock-based compensation		-	196	-	-	196	26	222
Balance, March 31, 2020	8,961,439	$9	$138,953	$64	$(128,430)	$10,596	$3,040	$13,636
Net loss		$-	$-	$-	$(1,657)	$(1,657)	$-	$(1,657)
Net unrealized gains on foreign currency translation, net of tax		-	-	1	-	1	-	1
Exercise of warrants	21,123	-	112	-	-	112	-	112
Exercise of options	2,000	-	5	-	-	5	-	5
Issuance of vested restricted stock	55,111	-	-	-	-	-	-	-
Stock-based compensation		-	173	-	-	173	6	179
Balance, June 30, 2020	9,039,673	$9	$139,243	$65	$(130,087)	$9,230	$3,046	$12,276

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(1,663)	$(2,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	15	11
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	94	90
Stock-based compensation, including stock options and restricted stock	557	401
Inventory obsolescence charge	37	1
Extinguishment of PPP loan	(482)	-
Change in fair value of contingent consideration	-	(42)
Accretion of contingent consideration	-	8
(Gain) loss on foreign currency transactions	(8)	14
Change in lease right-of-use assets	158	146
(Increase) decrease in operating assets:
Accounts receivable	(19)	175
Inventory	180	(2,208)
Prepaid expenses and other current assets	144	137
Other assets	(15)	(57)
(Decrease) increase in operating liabilities:
Accounts payable	685	343
Accrued expenses	300	311
Lease liabilities	(155)	(135)
Net cash used in operating activities	(172)	(3,560)

INVESTING ACTIVITIES:
Purchase of property and equipment	(23)	(226)
Net cash used in investing activities	(23)	(226)

FINANCING ACTIVITES:
Proceeds from issuance of common stock	-	6,771
Proceeds from Paycheck Protection Program Loan	-	479
Net payments from secured revolving credit facility	-	(560)
Payments on secured note payable	(123)	(113)
Principal payments on finance lease liability	(7)	(1)
Principal payments on equipment financing	(1)	(1)
Proceeds from exercise of warrants	297	163
Proceeds from exercise of options	62	7
Payment of contingent consideration	-	(79)
Net cash provided by financing activities	228	6,666
Effect of foreign exchange rates on cash	(4)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	29	2,880
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,249	4,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,278	$7,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$23	$65
Cash paid for income taxes	$35	$21

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING INFORMATION
Right-of-use asset obtained in exchange for operating lease liability	$21	$201
Right-of-use asset obtained in exchange for finance lease liability	$-	$17

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $133.5 million as of June 30, 2021.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3.0 million. As of approximately July 1, 2020, SRP had fully spent the proceeds from this private placement. On October 9, 2020, Nephros and SRP entered into a loan agreement under which Nephros agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These funds are to be used to fund SRP’s operating activities and are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021. As of June 30, 2021, the outstanding balance, including accrued interest, was $1.3 million.

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

While significant progress has been made against the COVID-19 pandemic, some uncertainty remains with respect to the Company’s projections regarding the availability of sufficient cash resources, due to the possibility that COVID-19 infections could increase again and cause further disruption to economic conditions. During the pandemic, particularly during calendar year 2020, the Company saw decreased demand for its hospital filtration products, particularly in emergency pathogen outbreak response. In addition, sales to new customers – including water filtration and pathogen detection products – were hindered by pandemic-related travel restrictions. Also, the Company’s commercial filtration products, which are primarily targeted at the hospitality and food service markets, saw a decrease in demand, due to the closure of many hotels and restaurants. The Company believes that broad vaccine distribution has reduced the probability of further significant negative COVID-19 impacts, but if these decreases in demand return and the Company is unable to achieve its revenue plan, the Company may need to reduce budgeted expenditures as appropriate to preserve its available capital resources, which could slow its revenue growth plans.

On April 24, 2020, the Company obtained a loan from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) in the amount of $0.5 million (“PPP loan”). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. On January 14, 2021, the U.S Small Business Administration notified the Company that, in accordance with the PPP terms, the Company’s loan was forgiven in full, including all principal and interest outstanding as of the date of forgiveness. As such, $0.5 million has been recognized as an extinguishment of debt on the Company’s condensed consolidated statement of operations and comprehensive loss.

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

Recent Accounting Pronouncements, Not Yet Effective

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the three months ended June 30, 2021 and 2020, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2021	2020
A	14%	11%
D	11%	5%
C	10%	21%
E	5%	10%
Total	40%	47%

For the six months ended June 30, 2021 and 2020, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2021	2020
A	16%	14%
B	13%	2%
C	8%	22%
Total	37%	38%

As of June 30, 2021 and December 31, 2020, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2021	2020
D	17%	6%
A	12%	18%
F	9%	12%
Total	38%	36%

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $4,000 and $11,000 as of June 30, 2021 and December 31, 2020, respectively. There were no write-offs of accounts receivable for the three and six months ended June 30, 2021. Write-offs of accounts receivable were approximately $25,000 for the three and six months ended June 30, 2020 which were reserved for in a prior period.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, depreciation expense was approximately $8,000 and $15,000, respectively. Approximately $5,000 of the approximately $8,000 and approximately $8,000 of the $15,000 of depreciation expense for the three and six months ended June 30, 2021, respectively, has been recognized in the cost of goods sold. For the three and six months ended June 30, 2020, depreciation expense was approximately $6,000 and $11,000, respectively. Approximately $4,000 of the approximately $6,000 and approximately $8,000 of the approximately $11,000 of depreciation expense for the three and six months ended June 30, 2020, respectively, has been recognized in the cost of goods sold.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three and six months ended June 30, 2021 or 2020. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the three and six months ended June 30, 2021 and 2020 is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Royalty revenue under the Bellco License Agreement	$15	$13	$29	$29
Royalty revenue under the Sublicense Agreement with Camelbak (1)	20	-	20	-
Other revenue	35	-	45	38
Total royalty and other revenue	$70	$13	$94	$67

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and, if such fees are not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations.

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

The Company recognized royalty income from Bellco pursuant to the License Agreement for the three months ended June 30, 2021 and 2020 of approximately $15,000 and $13,000, respectively. The Company recognized royalty income from Bellco pursuant to the License Agreement of approximately $29,000 for each of the six months ended June 30, 2021 and 2020.

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

At June 30, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At June 30, 2021 and December 31, 2020, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2021
Cash equivalents:
Money market funds	$4,017	$-	$-

December 31, 2020
Cash equivalents:
Money market funds	$4,011	$-	$-

During the six months ended June 30, 2020, the Company recognized a change in the fair value of contingent consideration of approximately $42,000 on its condensed consolidated statement of operations and comprehensive loss. There was no change in the fair value of contingent consideration during the three months ended June 30, 2020. In October 2020, the Company entered into a Second Amendment to the Membership Interest Purchase Agreement dated December 31, 2018 related to the acquisition of the Aether business, in which the Company agreed to pay a lump sum of $0.1 million in full consideration for the Company’s obligation to make payments of contingent consideration under the Membership Interest Purchase Agreement. As such, there were no outstanding amounts related to contingent consideration on the Company’s consolidated balance sheets as of June 30, 2021 or December 31, 2020.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of June 30, 2021 and December 31, 2020 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Finished goods	$4,167	$4,340
Raw materials	920	964
Total inventory	$5,087	$5,304

Note 6 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets at June 30, 2021 and December 31, 2020 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	June 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(25)	$25	$50	$(20)	$30
Customer relationships	540	(80)	460	540	(64)	476
Total intangible assets	$590	(105)	$485	$590	(84)	506

The Company recognized amortization expense of approximately $11,000 for each of the three months ended June 30, 2021 and 2020 and such amounts are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The Company recognized amortization expense of approximately $21,000 for each of the six months ended June 30, 2021 and 2020 and such amounts are included in selling, general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss.

As of June 30, 2021, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2021 (excluding the six months ended June 30, 2021)	$21
2022	42
2023	42
2024	32
2025	32

The Company did not recognize any intangible asset impairment charges during the three and six months ended June 30, 2021 or 2020.

Goodwill

Goodwill has a carrying value on the Company’s condensed consolidated balance sheets of $0.8 million at June 30, 2021 and December 31, 2020. Goodwill has been allocated to the Water Filtration segment. The Company concluded the carrying value of goodwill was not impaired as of June 30, 2021 or December 31, 2020 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the condensed consolidated balance sheet is $0.6 million and $0.7 million as of June 30, 2021 and December 31, 2020, respectively. Accumulated amortization is $1.6 million as of June 30, 2021 and December 31, 2020. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $34,000 was recognized in each of the three months ended June 30, 2021 and 2020 on the condensed consolidated statement of operations and comprehensive loss. Amortization expense of approximately $67,000 was recognized in each of the six months ended June 30, 2021 and 2020 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three or six months ended June 30, 2021 or June 30, 2020.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $56,000 and $44,000 for the three months ended June 30, 2021 and 2020, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $128,000 and $113,000 for the six months ended June 30, 2021 and 2020, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $56,000 in royalties are included in accrued expenses as of June 30, 2021. Approximately $68,000 in royalties are included in accounts payable as of December 31, 2020.

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

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. The Secured Note was amended and restated on May 26, 2020 to reflect the then-current balance on the Secured Note. There were no other changes to the terms and conditions of the Secured Note. As of June 30, 2021, the principal balance of the Secured Note was $0.5 million.

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

During each of the three months ended June 30, 2021 and 2020, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $10,000 and $15,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2021 and 2020. During each of the six months ended June 30, 2021 and 2020, the Company made payments under the Secured Note of approximately $144,000. Included in the total payments made, approximately $21,000 and $31,000 was recognized as interest expense on the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, future principal maturities are as follows (in thousands):

Fiscal Years
2021 (excluding the six months ended June 30, 2021)	$106
2022	269
2023	95
Total	$470

Note 10 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 4 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended June 30, 2021	Three months ended June 30, 2020
	(in thousands)
Operating lease cost	$99	$101
Finance lease cost:
Amortization of right-of-use assets	2	1
Interest on lease liabilities	1	1
Total finance lease cost	3	2
Variable lease cost	10	10
Total lease cost	$112	$113

	Six months ended June 30, 2021	Six months ended June 30, 2020
	(in thousands)
Operating lease cost	$200	$192
Finance lease cost:
Amortization of right-of-use assets	5	2
Interest on lease liabilities	2	1
Total finance lease cost	7	3
Variable lease cost	19	23
Total lease cost	$226	$218

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30, 2021	Six months ended June 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$208	$188
Financing cash flows from finance leases	$7	$2

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Operating lease right-of-use assets	$867	$1,002
Finance lease right-of-use assets	$30	$35

Current portion of operating lease liabilities	$344	$321
Operating lease liabilities, net of current portion	575	735
Total operating lease liabilities	$919	$1,056

Current portion of finance lease liabilities	$12	$11
Finance lease liabilities, net of current portion	18	24
Total finance lease liabilities	$30	$35

Weighted average remaining lease term
Operating leases	2.7 years	3.1 years
Finance leases	2.7 years	3.3 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of June 30, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021 (excluding the six months ended June 30, 2021)	$199	$7
2022	395	14
2023	269	8
2024	156	7
2025	-	4
Total future minimum lease payments	1,019	40
Less imputed interest	(100)	(10)
Total	$919	$30

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

Stock Options

The Company granted stock options to purchase 12,000 and 172,428 shares of common stock, respectively, to employees during the three and six months ended June 30, 2021. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and six months ended June 30, 2021, respectively, was $0.1 million and $0.9 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the six months ended June 30, 2021.

Assumptions for Option Grants
Stock Price Volatility	71.49%
Risk-Free Interest Rate	0.75%
Expected Life (in years)	6.15
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $215,000 and $149,000 for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, approximately $203,000 and $12,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2020, approximately $133,000 and $16,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was $448,000 and $317,000 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, approximately $424,000 and $24,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2020, approximately $285,000 and $32,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three or six months ended June 30, 2021 and 2020, as the Company is in a net operating loss position. As of June 30, 2021, there was $1.9 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 4.6 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed consolidated statement of operations was approximately $65,000 and $24,000 for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, approximately $65,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2020, approximately $19,000 and $5,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock was approximately $106,000 and $52,000 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, approximately $106,000 is included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2020, approximately $42,000 and $10,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidation statement of operations and comprehensive loss.

Approximately $169,000 of restricted stock was granted to employees during the three and six months ended June 30, 2021 for services rendered during the year ended December 31, 2020.

As of June 30, 2021, there was approximately $268,000 of unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.4 years.

The aggregate shares of common stock legally issued and outstanding as of June 30, 2021 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards.

There were no SRP stock options granted during the three or six months ended June 30, 2021. Stock-based compensation expense related to the SRP stock options was approximately $1,000 and $3,000, respectively, for the three and six months ended June 30, 2021 and was included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to the SRP stock options was approximately $6,000 and $32,000, respectively, for the three and six months ended June 30, 2020. For the three months ended June 30, 2020, approximately $2,000 and $4,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2020, approximately $14,000 and $18,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2021, all outstanding SRP stock options were vested. SRP stock options were expensed over the respective vesting period, which was based on a service condition. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheets as of June 30, 2021 and December 30, 2020.

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

Warrants

During the three and six months ended June 30, 2021, the Company issued an aggregate of 120,966 shares of its common stock upon the exercise of outstanding warrants relating to an aggregate of 126,008 shares of common stock. Of such 120,966 shares issued, 110,003 were issued in cash exercises resulting in gross proceeds to the Company of $0.3 million (the “Cash Exercises”) and 10,963 shares were issued in connection with cashless (net) exercises of outstanding warrant relating to 16,005 shares of common stock (the “Cashless Exercises”). Among the shares issued in connection with the Cash Exercises, 66,667 shares were issued to the Company’s largest stockholder, which resulted in proceeds to the Company of $0.2 million. Among the Cashless Exercises, 4,570 shares of common stock were issued to persons affiliated with members of the Company’s management upon the exercise of warrants relating to 6,669 shares.

During the three months ended June 30, 2020, warrants to purchase 21,123 shares of the Company’s common stock were exercised, resulting in proceeds of $0.1 million and the issuance of 21,123 shares of the Company’s common stock. During the six months ended June 30, 2020, warrants to purchase 40,012 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 40,012 shares of the Company’s common stock.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	June 30,
	2021	2020
Shares underlying warrants outstanding	123,476	348,912
Shares underlying options outstanding	1,262,263	1,003,669
Unvested restricted stock	64,338	-

Note 14 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2021, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.3 million (approximately $4.0 million). As of June 30, 2021, the Company’s aggregate purchase commitments totaled €2.2 million (approximately $2.6 million).

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended June 30, 2021
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products		Nephros, Inc. Consolidated
Total net revenues	$2,190	$76	$		$2,266
Gross margin	1,215	60			1,275
Research and development expenses	305	149		33	487
Depreciation and amortization expense	51	-		-	51
Selling, general and administrative expenses	1,735	96		23	1,854
Change in fair value of contingent consideration	-	-		-	-
Total operating expenses	2,091	245		56	2,392
Loss from operations	$(876)	$(185)		$(56)	$(1,117)

	Six Months Ended June 30, 2021
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$4,926	$76	$-	$5,002
Gross margin	2,802	60	-	2,862
Research and development expenses	598	268	177	1,043
Depreciation and amortization expense	101	-	-	101
Selling, general and administrative expenses	3,612	196	45	3,853
Total operating expenses	4,311	464	222	4,997
Loss from operations	$(1,509)	$(404)	$(222)	$(2,135)

	Three Months Ended June 30, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$1,567	$10	$-	$1,577
Gross margin	889	6	-	895
Research and development expenses	346	105	385	836
Depreciation and amortization expense	47	-	-	47
Selling, general and administrative expenses	1,348	137	125	1,610
Change in fair value of contingent consideration	-	-	-	-
Total operating expenses	1,741	242	510	2,493
Loss from operations	$(852)	$(236)	$(510)	$(1,598)

	Six Months Ended June 30, 2020
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$4,078	$28	$-	$4,106
Gross margin	2,369	17	-	2,386
Research and development expenses	656	157	586	1,399
Depreciation and amortization expense	93	-	-	93
Selling, general and administrative expenses	3,063	262	235	3,560
Change in fair value of contingent consideration	(42)	-	-	(42)
Total operating expenses	3,770	419	821	5,010
Loss from operations	$(1,401)	$(402)	$(821)	$(2,624)

Note 16 – Subsequent Event

On July 9, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with GenArraytion, Inc., a Delaware corporation (“GenArraytion”) and the shareholder of GenArraytion. Pursuant to the terms of the Agreement, the Company acquired substantially all the assets of GenArraytion. Effective with the closing of the transaction contemplated by the Agreement on July 9, 2021, the Company issued 123,981 shares of Company common stock, par value $0.001 per share, to GenArraytion, reflecting an aggregate purchase price of $1.2 million. Fifty percent of these shares were issued without a risk of forfeiture and the remaining fifty percent of the shares are subject to a risk of forfeiture. This risk of forfeiture will lapse upon the satisfactory completion of certain intellectual property transition services. The Company will also make royalty payments to GenArraytion based on net sales of GenArraytion products over the next five years and has agreed to file a registration statement covering the shares issued to GenArraytion within sixty days from the date of the Agreement.

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

COVID-19 Pandemic

Most customers and prospects – including healthcare, hospitality, and food and beverage– have begun to re-open to our sales activity as the country has progressed through the COVID-19 pandemic. Furthermore, our filter emergency response business has begun to normalize. We expect the pandemic to continue its overall trend toward abatement in the coming months, but recent infection increases from new viral variants may interrupt that abatement for a period of time.

During the pandemic, we maintained full operations, supporting our customers and strategic partners, with no significant interruptions in supply chain or service capabilities.

We believe that, as the COVID-19 pandemic generally subsides, we may experience a net positive impact on demand for our products, due especially to increased global awareness of infectious pathogens and the serious problems they cause. Specifically, we expect that:

●	Purchase decisions for infection control filtration that had been deferred, both in new and existing customer organizations, may be re-prioritized.
●	Demand for our pathogen detection products may increase as unoccupied buildings, including office buildings and hotels, are readied for re-occupation. Extended periods of low, or no, water flow through building piping creates opportunities for biofilm propagation – a problem our strategic partners are trained to eradicate.
●	Demand for our commercial filtration products may increase as hotels, casinos, and restaurants re-open.
●	Sales meetings at new potential customers may resume.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. Related to this Sublicense Agreement, approximately $20,000 of revenue was recognized in the three and six months ended June 30, 2021. There was no royalty revenue recognized during the three or six months ended June 30, 2020. CamelBak product sales have been slower than originally hoped. However, military contracts often take years to close, and we remain optimistic about these products and markets.

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

To provide a real-time solution for this testing paradigm, we announced the DialyPath™ pathogen detection and endotoxin estimation system in October 2020. The DialyPath system mirrors our PluraPath but includes a gram-negative DNA marker test and test for six different gram-negative bacteria. The DialyPath system is designed to provide data on two test samples in one run in less than one hour. The system will provide an estimate of the overall endotoxin in the sample, as well as estimated levels of six specific endotoxin-generating bacteria known to be frequent invaders of dialysis clinic water systems.

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

The SequaPath technology was used in 2020 to perform an academic study that found far more bacteria in buildings unoccupied during the COVID-19 pandemic than in occupied buildings. The potential for building biome mapping is enormous. We are developing the technology, processes, and procedures to perform as many as 96 tests in a single run. SequaPath is currently available as a service offering.

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

Specialty Renal Products, Inc.

Over the past two years, we have dramatically simplified and redesigned our HDF device. Our updates have made the system significantly easier to use. By shifting from a reusable substitution ultrafilter to a disposable substitution ultrafilter, we were able to simplify the set-up process and substantially reduce the time required between patient treatments – two of the key complaints from users of our first-generation system. We used real-time user feedback to aid in the fine-tuning of our changes to the system that impacted usability. We believe our second-generation HDF system will meet the needs of both clinicians and patients.

In 2018, we spun-off the development of the HDF device into SRP. We raised $3 million of outside capital directly into SRP to fund the second-generation development described above. Nephros maintains a 62.5% ownership stake in SRP.

We submitted the second-generation HDF system for FDA clearance in June 2021. Once it is cleared, we intend to launch it at 2-3 clinics with previous experience with our device. We plan to then expand our efforts, on a measured basis, to clinics that wish to provide HDF therapy to their patients. At this time, we do not believe making a rapid and broad push into the market would be optimal. Nephrologists in the United States are not trained on HDF therapy; however, many nephrologists want to explore the option and we believe that early adopters will want to perform studies to better understand the technology. We intend to support these investigator-initiated studies.

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

Critical Accounting Policies

For the six-month period ended June 30, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,266	$1,577	$689	44%
Cost of goods sold	991	682	309	45%
Gross margin	1,275	895	380	42%
Gross margin %	56%	57%	-	(1)%
Research and development expenses	487	836	(349)	(42)%
Depreciation and amortization expense	51	47	4	9%
Selling, general and administrative expenses	1,854	1,610	244	15%
Loss from operations	(1,117)	(1,598)	(481)	(30)%
Interest expense	(11)	(30)	(19)	(63)%
Interest income	3	4	(1)	(25)%
Other income (expense), net	(1)	(33)	(32)	(97)%
Net loss	(1,126)	(1,657)	(531)	(32)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(60)	-	-%
Net loss attributable to Nephros, Inc.	$(1,186)	$(1,717)	$(531)	(31)%

Net Revenues. Our business is reported in three reportable segments: Water Filtration, Pathogen Detection and Renal Products. Our net revenues in each of these segments for the three months ended June 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$2,190	$1,567	$623	40%
Pathogen Detection	76	10	66	660%
Renal Products	-	-	-	-%
Total	$2,266	$1,577	$689	44%

Total net revenues in the Water Filtration segment increased 40% as a result of increased medical device filter sales.

Total net revenues in the Pathogen Detection segment increased 660% reflecting the easing of the COVID-19 pandemic and associated early receptivity of the market to our pathogen detection products.

Gross Profit Margin

	2021	2020	% Increase (Decrease)
Water Filtration	55%	57%	(2)%
Pathogen Detection	79%	60%	19%
Renal Products	-%	-%	-%
Total	56%	57%	(1)%

Consolidated gross margin was approximately 56% for the three months ended June 30, 2021 compared to approximately 57% for the three months ended June 30, 2020. The decrease of approximately 1% was driven by the Water Filtration segment primarily as a result of inventory adjustments.

Research and Development Expenses

Research and development expenses by segment for the three months ended June 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$305	$346	$(41)	(12)%
Pathogen Detection	149	105	44	42%
Renal Products	33	385	(352)	(91)%
Total	$487	$836	$(349)	(42)%

Consolidated research and development expenses decreased $0.3 million primarily due to decreasing investment in the second-generation HDF product in the Renal Products segment, which was submitted for 510(k) FDA clearance in June 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the three months ended June 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$1,735	$1,348	$387	29%
Pathogen Detection	96	137	(41)	(30)%
Renal Products	23	125	(102)	(82)%
Total	$1,854	$1,610	$244	15%

Consolidated selling, general and administrative expenses increased $0.2 million primarily due to increased headcount related expenditures of $0.3 million in the Water Filtration segment, which were partially offset by a decrease in headcount related expenditures of $0.1 million in the Renal Products segment.

Interest Expense

Interest expense was approximately $11,000 for the three months ended June 30, 2021 compared to $30,000 for the three months ended June 30, 2020. Both expenses included our secured note payable. The $19,000 reduction is primarily due to elimination of our secured revolving credit facility.

Other Income (Expense), net

Other expense of approximately $1,000 for the three months ended June 30, 2021 is related to foreign currency exchange losses. Other expense of approximately $33,000 for the three months ended June 30, 2020 included approximately $39,000 related to foreign currency exchange losses partially offset by other income of approximately $6,000.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$5,002	$4,106	$896	22%
Cost of goods sold	2,140	1,720	420	24%
Gross margin	2,862	2,386	476	20%
Gross margin %	57%	58%	-	(1)%
Research and development expenses	1,043	1,399	(356)	(25)%
Depreciation and amortization expense	101	93	8	9%
Selling, general and administrative expenses	3,853	3,560	293	8%
Change in fair value of contingent consideration	-	(42)	(42)	(100)%
Loss from operations	(2,135)	(2,624)	(489)	(19)%
Interest expense	(24)	(73)	(49)	(67)%
Interest income	6	5	1	20%
Forgiveness of PPP Loan	482	-	482	100%
Other income (expense), net	8	(63)	71	113%
Net loss	(1,663)	(2,755)	(1,092)	(40)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(119)	(119)	-	-%
Net loss attributable to Nephros, Inc.	$(1,782)	$(2,874)	$(1,092)	(38)%

Net Revenues. Our business is reported in three reportable segments: Water Filtration, Pathogen Detection and Renal Products. Our net revenues in each of these segments for the six months ended June 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$4,926	$4,078	$848	21%
Pathogen Detection	76	28	48	171%
Renal Products	-	-	-	-%
Total	$5,002	$4,106	$896	22%

Total net revenues in the Water Filtration segment increased 21% as a result of increased medical device filter sales.

Total net revenues in the Pathogen Detection segment increased 171% reflecting the easing of the COVID-19 pandemic and associated early receptivity of the market to our pathogen detection products.

Gross Profit Margin

	2021	2020	% Increase (Decrease)
Water Filtration	57%	58%	(1)%
Pathogen Detection	79%	61%	18%
Renal Products	-%	-%	-%
Total	57%	58%	(1)%

Consolidated gross margin was approximately 57% for the six months ended June 30, 2021 compared to approximately 58% for the three months ended June 30, 2020. The decrease of approximately 1% was driven by inventory adjustments offset by lower direct product and shipping costs in the Water Filtration segment.

Research and Development Expenses

Research and development expenses by segment for the six months ended June 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$598	$656	$(58)	(9)%
Pathogen Detection	268	157	111	71%
Renal Products	177	586	(409)	(81)%
Total	$1,043	$1,399	$(356)	(25)%

Consolidated research and development expenses decreased $0.4 million primarily due to decreasing investment in the second-generation HDF product in the Renal Products segment, which was submitted for 510(k) FDA clearance in June 2021. The decrease was partially offset by increased research and development expenditures in our Pathogen Detection segment, as we continue our development of new products and processes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the six months ended June 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$3,612	$3,063	$549	18%
Pathogen Detection	196	262	(66)	(25)%
Renal Products	45	235	(190)	(81)%
Total	$3,853	$3,560	$293	8%

Consolidated selling, general and administrative expenses increased $0.3 million primarily due to increased headcount related expenditures of $0.5 million in the Water Filtration segment, which were partially offset by a decrease in headcount related expenditures of $0.2 million in the Renal Products segment as a result decreasing investment in the second-generation HDF product, which was submitted for 510(k) FDA clearance in June 2021.

Interest Expense

Interest expense was approximately $24,000 for the six months ended June 30, 2021 compared to $73,000 for the six months ended June 30, 2020. Both expenses included our secured note payable. The $49,000 reduction is primarily due to elimination of our secured revolving credit facility.

Extinguishment of PPP loan

Our outstanding PPP loan was forgiven in January of 2021 resulting in an extinguishment of approximately $482,000.

Other Income (Expense), net

Other income was approximately $8,000 for the six months ended June 30, 2021 as a result of gains on foreign currency transactions. Other expense was approximately $63,000 for the six months ended June 30, 2020 as a result of losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2021 and December 31, 2020 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	June 30,	December 31,
Liquidity and Capital Resources	2021	2020
Cash and cash equivalents	$8,278	$8,249
Other current assets	6,562	6,905
Working capital	12,705	13,829
Stockholders’ equity	15,026	15,573

At June 30, 2021, we had an accumulated deficit of $133.5 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

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

Our future liquidity sources and requirements will depend on many other factors, including:

●	the market acceptance of our products, and our ability to effectively and efficiently produce and market our products;
●	the continued progress in, and the costs of, clinical studies and other research and development programs;
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	the development, marketing, and sales of our water-filtration and water diagnostics product; and
●	working capital purposes.

At June 30, 2021, we had cash and cash equivalents totaling $8.3 million and total assets of $17.4 million excluding the asset related to the License and Supply Agreement with Medica of $0.6 million.

Net cash used in operating activities was $0.2 million for the six months ended June 30, 2021 compared to $3.6 million for the six months ended June 30, 2020, a decrease of $3.4 million due primarily to a decrease of $0.2 million in inventory for the six months ended June 30, 2021, compared to an increase in inventory of $2.2 million for the six months ended June 30, 2020. Excess inventory was purchased during the six months ended June 30, 2020 to reduce the risk of pandemic-related supply chain disruptions. Since no such disruption took place, the excess inventory is being sold-through in 2021, thus reducing inventory levels.

Net cash used in investing activities was approximately $23,000 for the six months ended June 30, 2021 compared to $0.2 million for the six months ended June 30, 2021. The change is due to decreased purchases of property and equipment.

Net cash provided by financing activities of $0.3 million for the six months ended June 30, 2021 resulted from proceeds from the exercise of warrants and options of $0.4 million offset partially by payments of $0.1 million on our secured note, principal payments of approximately $7,000 on our finance lease obligation and principal payments of approximately $1,000 on our equipment financing debt.

Net cash provided by financing activities of $6.7 million for the six months ended June 30, 2020 resulted from net proceeds from the issuance of common stock of $6.8 million, proceeds from the PPP loan of $0.5 million and proceeds from the exercise of warrants and options of $0.2 million, offset partially by net payments on our secured revolving credit facility of $0.6 million, payments of approximately $1,000 on our equipment financing debt, payments of $0.1 million on our secured note, payment of approximately $79,000 on our contingent consideration and principal payments of approximately $1,000 on our finance lease obligation.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2021, the Company issued an aggregate of 120,966 shares of its common stock upon the exercise of outstanding warrants relating to an aggregate of 126,008 shares of common stock. Of such 120,966 shares issued, 110,003 were issued in cash exercises at $2.70 per share resulting in gross proceeds to the Company of $0.3 million (the “Cash Exercises”) and 10,963 shares were issued in connection with cashless (net) exercises of outstanding warrant relating to 16,005 shares of common stock (the “Cashless Exercises”). Among the shares issued in connection with the Cash Exercises, 66,667 shares were issued to entities affiliated with Wexford Capital LP, the Company’s largest stockholder, which resulted in proceeds to the Company of $0.2 million. Among the Cashless Exercises, 4,570 shares of common stock were issued to trusts for the benefit of immediate family members of Daron Evans, the President of SRP and our former President and CEO, upon the exercise of warrants relating to 6,669 shares.

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

NEPHROS, INC.

Date: August 5, 2021	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

