Form 10-Q
period 2021-09-30
NEPHROS INC
filed 2021-11-04
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 1, 2021, 10,233,083 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,350	$8,249
Accounts receivable, net	1,555	1,364
Inventory	4,649	5,304
Prepaid expenses and other current assets	67	237
Total current assets	13,621	15,154
Property and equipment, net	382	295
Lease right-of-use assets	814	1,037
Intangible assets, net	1,573	506
Goodwill	759	759
License and supply agreement, net	569	670
Other assets	102	89
TOTAL ASSETS	$17,820	$18,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$243	$229
Accounts payable	641	423
Accrued expenses	573	341
Current portion of lease liabilities	366	332
Total current liabilities	1,823	1,325
Secured note payable, net of current portion	164	364
PPP loan	-	482
Equipment financing, net of current portion	5	7
Lease liabilities, net of current portion	498	759
TOTAL LIABILITIES	2,490	2,937

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020.		-
Common stock, $.001 par value; 40,000,000 shares authorized at September 30, 2021 and December 31, 2020; 10,233,083 and 9,873,006 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	10	10
Additional paid-in capital	146,883	144,296
Accumulated other comprehensive income	66	74
Accumulated deficit	(134,683)	(131,858)
Subtotal	12,276	12,522
Noncontrolling interest	3,054	3,051
TOTAL STOCKHOLDERS’ EQUITY	15,330	15,573
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,820	$18,510

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
Product revenues	$2,595	$2,094	$7,503	$6,133
Royalty and other revenues	42	27	136	94
Total net revenues	2,637	2,121	7,639	6,227
Cost of goods sold	1,225	896	3,365	2,616
Gross margin	1,412	1,225	4,274	3,611
Operating expenses:
Research and development	632	751	1,675	2,150
Depreciation and amortization	50	49	151	142
Selling, general and administrative	1,892	1,544	5,745	5,104
Change in fair value of contingent consideration	-	(187)	-	(229)
Total operating expenses	2,574	2,157	7,571	7,167
Loss from operations	(1,162)	(932)	(3,297)	(3,556)
Other (expense) income:
Interest expense	(10)	(22)	(34)	(95)
Interest income	2	3	8	8
Extinguishment of PPP loan	-	-	482	-
Other income (expense), net	8	(61)	16	(124)
Total other (expense) income:	-	(80)	472	(211)
Net loss	(1,162)	(1,012)	(2,825)	(3,767)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(60)	(179)	(179)
Net loss attributable to Nephros, Inc. shareholders	(1,222)	(1,072)	(3,004)	(3,946)

Net loss per common share, basic and diluted	$(0.12)	$(0.12)	$(0.30)	$(0.44)
Weighted average common shares outstanding, basic and diluted	10,044,745	9,039,673	9,957,528	8,872,624

Comprehensive loss:
Net loss	$(1,162)	$(1,012)	$(2,825)	$(3,767)
Other comprehensive income (loss), foreign currency translation adjustments, net of tax	(4)	4	(8)	4
Comprehensive loss	(1,166)	(1,008)	(2,833)	(3,763)
Comprehensive loss attributable to noncontrolling interest	(60)	(60)	(179)	(179)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,226)	$(1,068)	$(3,012)	$(3,942)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2020	9,873,006	$10	$144,296	$74	$(131,858)	$12,522	$3,051	$15,573
Net loss		-	-	-	(537)	(537)	-	(537)
Net unrealized losses on foreign currency translation, net of tax		-	-	(6)	-	(6)	-	(6)
Exercise of options	14,754	-	62	-	-	62	-	62
Cashless exercise of options	131	-	-	-	-	-	-	-
Stock-based compensation		-	443	-	-	443	2	445
Balance, March 31, 2021	9,887,891	$10	$144,801	$68	$(132,395)	$12,484	$3,053	$15,537

Net loss		$-	$-	$-	$(1,126)	$(1,126)	$-	$(1,126)
Net unrealized gains on foreign currency translation, net of tax		-	-	2	-	2	-	2
Cashless exercise of options	14,616	-	-	-	-	-	-	-
Exercise of warrants	110,003	-	297	-	-	297	-	297
Cashless exercise of warrants	10,963	-	-	-	-	-	-	-
Stock-based compensation		-	280	-	-	280	1	281
Balance, June 30, 2021	10,023,473	$10	$145,378	$70	$(133,521)	$11,937	$3,054	$14,991

Net loss		$-	$-	$-	$(1,162)	$(1,162)	$-	$(1,162)
Net unrealized losses on foreign currency translation, net of tax		-	-	(4)	-	(4)	-	(4)
Issuance of common stock for asset acquisition (see Note 3)	123,981	-	1,124	-	-	1,124	-	1,124
Exercise of options	21,291	-	114	-	-	114	-	114
Issuance of vested restricted stock	23,781	-	-	-	-	-	-	-
Stock-based compensation		-	267	-	-	267		267
Balance, September 30, 2021	10,192,526	$10	$146,883	$66	$(134,683)	$12,276	$3,054	$15,330

	Three and nine months ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689
Net loss		-	-	-	(1,098)	(1,098)	-	(1,098)
Net unrealized losses on foreign currency translation, net of tax		-	-	(1)	-	(1)	-	(1)
Issuance of common stock, net of equity issuance costs of $729	937,500	1	6,770	-	-	6,771	-	6,771
Exercise of warrants	18,889	-	51	-	-	51		51
Exercise of options	556	-	2	-	-	2	-	2
Cashless exercise of options	755	-	-	-	-	-	-	-
Stock-based compensation		-	196	-	-	196	26	222
Balance, March 31, 2020	8,961,439	$9	$138,953	$64	$(128,430)	$10,596	$3,040	$13,636

Net loss		$-	$-	$-	$(1,657)	$(1,657)	$-	$(1,657)
Net unrealized gains on foreign currency translation, net of tax		-	-	1	-	1	-	1
Exercise of warrants	21,123	-	112	-	-	112	-	112
Exercise of options	2,000	-	5	-	-	5	-	5
Issuance of vested restricted stock	55,111	-	-	-	-	-	-	-
Stock-based compensation		-	173	-	-	173	6	179
Balance, June 30, 2020	9,039,673	$9	$139,243	$65	$(130,087)	$9,230	$3,046	$12,276

Net loss		$-	$-	$-	$(1,012)	$(1,012)	$-	$(1,012)
Net unrealized gains on foreign currency translation, net of tax		-	-	4		4	-	4
Stock-based compensation		-	166	-	-	166	6	172
Balance, September 30, 2020	9,039,673	$9	$139,409	$69	$(131,099)	$8,388	$3,052	$11,440

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(2,825)	$(3,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	22	18
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	140	136
Stock-based compensation, including stock options and restricted stock	825	573
Inventory obsolescence charge	123	4
Extinguishment of PPP loan	(482)	-
Change in fair value of contingent consideration	-	(229)
Accretion of contingent consideration	-	14
(Gain) loss on foreign currency transactions	(4)	7
Change in lease right-of-use assets	237	233
Increase (decrease) in operating assets:
Accounts receivable	(191)	144
Inventory	532	(2,827)
Prepaid expenses and other current assets	170	207
Other assets	(14)	(57)
Decrease (increase) in operating liabilities:
Accounts payable	223	(79)
Accrued expenses	402	464
Lease liabilities	(240)	(218)
Net cash used in operating activities	(1,082)	(5,377)

INVESTING ACTIVITIES:
Purchase of property and equipment	(36)	(239)
Payment of direct transaction costs for asset acquisition	(49)	-
Net cash used in investing activities	(85)	(239)

FINANCING ACTIVITES:
Proceeds from issuance of common stock	-	6,771
Proceeds from Paycheck Protection Program Loan	-	479
Net payments from secured revolving credit facility	-	(560)
Payments on secured note payable	(186)	(172)
Principal payments on finance lease liability	(11)	(6)
Principal payments on equipment financing	(2)	(2)
Proceeds from exercise of warrants	297	163
Proceeds from exercise of options	176	7
Payment of contingent consideration	-	(79)
Net cash provided by financing activities	274	6,601
Effect of foreign exchange rates on cash	(6)	4
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(899)	989
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,249	4,166
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,350	$5,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$33	$80
Cash paid for income taxes	$42	$21

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING INFORMATION
Right-of-use asset obtained in exchange for operating lease liability	$21	$201
Right-of-use asset obtained in exchange for finance lease liability	$-	$17
Issuance of common shares for asset acquisition	$1,124	$-

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Reclassifications

Certain reclassifications were made to the prior year’s amounts related to the gross up of the changes in lease right-of-use assets and lease liabilities on the condensed consolidated statement of cash flows to conform to the 2021 presentation.

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $134.7 million as of September 30, 2021.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3.0 million. As of approximately July 1, 2020, SRP had fully spent the proceeds from this private placement. On October 9, 2020, Nephros and SRP entered into a loan agreement under which Nephros agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These funds are to be used to fund SRP’s operating activities and are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA for “Special 510(k)” clearance in February 2021 and resubmitted for “Traditional 510(k)” clearance in June 2021. As of September 30, 2021, the outstanding balance, including accrued interest, was $1.3 million.

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

On April 24, 2020, the Company obtained a loan from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) in the amount of $0.5 million (“PPP loan”). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. On January 14, 2021, the U.S Small Business Administration notified the Company that, in accordance with the PPP terms, the PPP loan was forgiven in full, including all principal and interest outstanding as of the date of forgiveness. As such, $0.5 million has been recognized as an extinguishment of debt on the Company’s condensed consolidated statement of operations and comprehensive loss.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The Company adopted this guidance as of January 1, 2021 and the guidance did not have an impact on its condensed consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires that an entity recognize contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023 and should be applied prospectively. Early adoption is permitted. The Company will assess the impact, if any, of adopting this guidance on its consolidated financial statements.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the three months ended September 30, 2021 and 2020, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2021	2020
A	26%	17%
C	9%	16%
E	11%	6%
Total	46%	39%

For the nine months ended September 30, 2021 and 2020, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2021	2020
A	19%	15%
B	10%	3%
C	9%	11%
D	7%	18%
Total	45%	47%

As of September 30, 2021 and December 31, 2020, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2021	2020
A	16%	18%
C	15%	6%
F	11%	1%
E	10%	6%
G	2%	12%
Total	54%	43%

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $4,000 and $11,000 as of September 30, 2021 and December 31, 2020, respectively. There were no write-offs of accounts receivable for the three and nine months ended September 30, 2021. Write-offs of accounts receivable were approximately $25,000 for the nine months ended September 30, 2020 which were reserved for in a prior period.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, depreciation expense was approximately $7,000 and $22,000, respectively. Approximately $3,000 of the approximately $7,000 and approximately $11,000 of the $22,000 of depreciation expense for the three and nine months ended September 30, 2021, respectively, has been recognized in the cost of goods sold. For the three and nine months ended September 30, 2020, depreciation expense was approximately $8,000 and $18,000, respectively. Approximately $4,000 of the approximately $8,000 and approximately $12,000 of the approximately $18,000 of depreciation expense for the three and nine months ended September 30, 2020, respectively, has been recognized in the cost of goods sold.

Note 3 – Asset Acquisition

On July 9, 2021, the Company acquired 100% of GenArraytion, Inc. (“GenArraytion”). The acquisition did not qualify as a business combination and, as a result, was accounted for as an asset acquisition as the fair value of the gross assets acquired was primarily related to a single asset. The Company issued 123,981 shares of the Company’s common stock to GenArraytion, reflecting an aggregate purchase price of $1.2 million. The purchase price, including direct acquisition costs of approximately $49,000, was allocated among the acquired assets which include intellectual property and equipment, based upon their relative fair values at the date of acquisition.

Fifty percent of the 123,981 common shares issued were subject to a risk of forfeiture which lapsed during the three months ended September 30, 2021. The Company will also make royalty payments to GenArraytion equal to 5% of net sales of certain products over the next five years.

The total consideration of $1.2 million was allocated as follows to the acquired assets:

Total Consideration
(in thousands)
Intellectual property	$1,098
Equipment	75
Total consideration	$1,173

The acquired intellectual property is being amortized over its estimated useful life of 10 years.

Note 4 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three and nine months ended September 30, 2021 or 2020. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the three and nine months ended September 30, 2021 and 2020 are comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Royalty revenue under the Bellco License Agreement	$15	$20	$44	$49
Royalty revenue under the Sublicense Agreement with Camelbak (1)	-	-	20	-
Other revenue	27	7	72	45
Total royalty and other revenues	$42	$27	$136	$94

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and, if such fees are not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations.

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

At September 30, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At September 30, 2021 and December 31, 2020, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2021
Cash equivalents:
Money market funds	$4,019	$-	$-

December 31, 2020
Cash equivalents:
Money market funds	$4,011	$-	$-

During the three and nine months ended September 30, 2020, the Company recognized a change in the fair value of contingent consideration of approximately $0.2 million on its condensed consolidated statement of operations and comprehensive loss. This was due to the settlement of the contingent consideration liability. In October 2020, the Company entered into a Second Amendment to the Membership Interest Purchase Agreement dated December 31, 2018 related to the acquisition of the Aether business, in which the Company agreed to pay a lump sum of $0.1 million in full consideration for the Company’s obligation to make payments of contingent consideration under the Membership Interest Purchase Agreement. As such, there were no outstanding amounts related to contingent consideration on the Company’s consolidated balance sheets as of September 30, 2021 or December 31, 2020.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of September 30, 2021 and December 31, 2020 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 6 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Finished goods	$3,644	$4,340
Raw materials	1,005	964
Total inventory	$4,649	$5,304

Note 7 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets at September 30, 2021 and December 31, 2020 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	September 30, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(28)	$22	$50	$(20)	$30
Intellectual property	1,098	-	1,098	-	-	-
Customer relationships	540	(87)	453	540	(64)	476
Total intangible assets	$1,688	(115)	$1,573	$590	(84)	506

The Company recognized amortization expense of approximately $11,000 for each of the three months ended September 30, 2021 and 2020 and such amounts are included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. The Company recognized amortization expense of approximately $21,000 for each of the nine months ended September 30, 2021 and 2020 and such amounts are included in selling, general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss.

As of September 30, 2021, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2021 (excluding the nine months ended September 30, 2021)	$11
2022	42
2023	42
2024	32
2025	32

The Company did not recognize any intangible asset impairment charges during the three and nine months ended September 30, 2021 or 2020.

Goodwill

Goodwill has a carrying value on the Company’s condensed consolidated balance sheets of $0.8 million at September 30, 2021 and December 31, 2020. Goodwill has been allocated to the Water Filtration segment. The Company concluded the carrying value of goodwill was not impaired as of September 30, 2021 or December 31, 2020 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the condensed consolidated balance sheet is $0.6 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively. Accumulated amortization is $1.7 million and $1.6 million, respectively, as of September 30, 2021 and December 31, 2020. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended September 30, 2021 and 2020 on the condensed consolidated statement of operations and comprehensive loss. Amortization expense of approximately $100,000 was recognized in each of the nine months ended September 30, 2021 and 2020 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three or nine months ended September 30, 2021 or September 30, 2020.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $70,000 and $60,000 for the three months ended September 30, 2021 and 2020, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $198,000 and $173,000 for the nine months ended September 30, 2021 and 2020, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $70,000 in royalties are included in accrued expenses as of September 30, 2021. Approximately $68,000 in royalties are included in accounts payable as of December 31, 2020.

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

On May 26, 2020, the Company terminated the Revolver and, as a result, recognized fees of approximately $7,000, which are included in interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. Although the Revolver was terminated, the Loan Agreement, as amended on May 26, 2020 to reflect this termination, remains in place for purposes of specifying obligations related to the Secured Note (see Note 10 – Secured Note Payable).

For the three and nine months ended September 30, 2020, excluding approximately $7,000 related to the termination of the Revolver, approximately $17,000 and $40,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss.

Note 10 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. The Secured Note was amended and restated on May 26, 2020 to reflect the then-current balance on the Secured Note. There were no other changes to the terms and conditions of the Secured Note. As of September 30, 2021, the principal balance of the Secured Note was $0.4 million.

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

During each of the three months ended September 30, 2021 and 2020, the Company made payments under the Secured Note of approximately $72,000 and $73,000, respectively. Included in the total payments made, approximately $9,000 and $14,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2021 and 2020. During each of the nine months ended September 30, 2021 and 2020, the Company made payments under the Secured Note of approximately $216,000 and $217,000, respectively. Included in the total payments made, approximately $30,000 and $45,000 was recognized as interest expense on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, future principal maturities are as follows (in thousands):

Fiscal Years
2021 (excluding the nine months ended September 30, 2021)	$43
2022	269
2023	95
Total	$407

Note 11 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 4 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended September 30, 2021	Three months ended September 30, 2020
	(in thousands)
Operating lease cost	$98	$105
Finance lease cost:
Amortization of right-of-use assets	3	3
Interest on lease liabilities	1	-
Total finance lease cost	4	3
Variable lease cost	17	7
Total lease cost	$119	$115

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
	(in thousands)
Operating lease cost	$294	$300
Finance lease cost:
Amortization of right-of-use assets	9	4
Interest on lease liabilities	2	1
Total finance lease cost	11	5
Variable lease cost	36	30
Total lease cost	$341	$335

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316	$293
Financing cash flows from finance leases	$9	$5

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Operating lease right-of-use assets	$787	$1,002
Finance lease right-of-use assets	$27	$35

Current portion of operating lease liabilities	$354	$321
Operating lease liabilities, net of current portion	483	735
Total operating lease liabilities	$837	$1,056

Current portion of finance lease liabilities	$12	$11
Finance lease liabilities, net of current portion	15	24
Total finance lease liabilities	$27	$35

Weighted average remaining lease term
Operating leases	2.5 years	3.1 years
Finance leases	2.4 years	3.3 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of September 30, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021 (excluding the nine months ended September 30, 2021)	$100	$3
2022	395	14
2023	269	8
2024	156	7
2025	-	4
Total future minimum lease payments	920	36
Less imputed interest	(83)	(9)
Total	$837	$27

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

Stock Options

The Company granted stock options to purchase 59,868 and 232,296 shares of common stock, respectively, to employees during the three and nine months ended September 30, 2021. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and nine months ended September 30, 2021, respectively, was $0.3 million and $1.2 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the nine months ended September 30, 2021.

Assumptions for Option Grants
Stock Price Volatility	71.60%
Risk-Free Interest Rate	0.81%
Expected Life (in years)	6.18
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $212,000 and $166,000 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, approximately $203,000 and $12,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2020, approximately $150,000 and $16,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was $661,000 and $483,000 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, approximately $626,000 and $35,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2020, approximately $435,000 and $48,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three or nine months ended September 30, 2021 and 2020, as the Company is in a net operating loss position. As of September 30, 2021, there was $2.0 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 4.5 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed consolidated statement of operations and comprehensive loss was approximately $55,000 for the three months ended September 30, 2021 and is included in selling, general and administrative expenses. There was no stock-based compensation expense for restricted stock recognized during the three months ended September 30, 2020.

Total stock-based compensation expense for restricted stock was approximately $161,000 and $52,000 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, approximately $161,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2020, approximately $42,000 and $10,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidation statement of operations and comprehensive loss.

Approximately $168,000 of restricted stock was granted to employees during the three and nine months ended September 30, 2021 for services rendered during the year ended December 31, 2020.

As of September 30, 2021, there was approximately $213,000 of unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.4 years.

The aggregate shares of common stock legally issued and outstanding as of September 30, 2021 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards.

There were no SRP stock options granted during the three or nine months ended September 30, 2021. There was no stock-based compensation expense related to the SRP stock options for the three months ended September 30, 2021. There was approximately $3,000 recognized for stock-based compensation expense for the nine months ended September 30, 2021 which was included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to the SRP stock options was approximately $6,000 and $38,000, respectively, for the three and nine months ended September 30, 2020. For the three months ended September 30, 2020, approximately $2,000 and $4,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2020, approximately $16,000 and $22,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2021, all outstanding SRP stock options were vested. SRP stock options were expensed over the respective vesting period, which was based on a service condition. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheets as of September 30, 2021 and December 30, 2020.

Note 13 – Stockholders’ Equity

July 2021 Common Stock Issuance

On July 9, 2021, the Company issued 123,981 shares of common stock to acquire 100% of GenArraytion. The purchase price was $1.2 million, including transaction costs of approximately $49,000, and was allocated among the acquired assets based upon their relative fair values at the date of acquisition. Fifty percent of the 123,981 common shares issued were subject to a risk of forfeiture which lapsed during the three months ended September 30, 2021.

February 2020 Common Stock Issuance

On February 4, 2020, the Company issued 937,500 shares of common stock through a public offering resulting in gross proceeds to the Company of $7.5 million. The purchase price for each share was $8.00. Proceeds, net of equity issuance costs of $0.7 million, recorded as a result of the offering were $6.8 million.

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

Warrants

There were no warrants exercised during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company issued an aggregate of 120,966 shares of its common stock upon the exercise of outstanding warrants relating to an aggregate of 126,008 shares of common stock. Of such 120,966 shares issued, 110,003 were issued in cash exercises resulting in gross proceeds to the Company of $0.3 million (the “Cash Exercises”) and 10,963 shares were issued in connection with cashless (net) exercises of outstanding warrant relating to 16,005 shares of common stock (the “Cashless Exercises”). Among the shares issued in connection with the Cash Exercises, 66,667 shares were issued to the Company’s largest stockholder, which resulted in proceeds to the Company of $0.2 million. Among the Cashless Exercises, 4,570 shares of common stock were issued to persons affiliated with members of the Company’s management upon the exercise of warrants relating to 6,669 shares.

During the three months ended September 30, 2020, there were no warrants exercised. During the nine months ended September 30, 2020, warrants to purchase 40,012 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 40,012 shares of the Company’s common stock.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	September 30,
	2021	2020
Shares underlying warrants outstanding	123,476	270,597
Shares underlying options outstanding	1,298,172	1,159,655
Unvested restricted stock	40,557	-

Note 15 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 8 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2021, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.3 million (approximately $4.0 million). As of September 30, 2021, the Company’s aggregate purchase commitments totaled €2.8 million (approximately $3.3 million).

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended September 30, 2021 (in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,578	$59	$-	$2,637
Gross margin	1,360	52	-	1,412
Research and development expenses	363	237	32	632
Depreciation and amortization expense	49	1	-	50
Selling, general and administrative expenses	1,703	175	14	1,892
Total operating expenses	2,115	413	46	2,574
Loss from operations	$(755)	$(361)	$(46)	$(1,162)

	Nine Months Ended September 30, 2021 (in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$7,504	$135	$-	$7,639
Gross margin	4,162	112	-	4,274
Research and development expenses	961	505	209	1,675
Depreciation and amortization expense	150	1	-	151
Selling, general and administrative expenses	5,314	372	59	5,745
Total operating expenses	6,425	878	268	7,571
Loss from operations	$(2,263)	$(766)	$(268)	$(3,297)

	Three Months Ended September 30, 2020 (in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,121	$-	$-	$2,121
Gross margin	1,227	(2)	-	1,225
Research and development expenses	359	49	343	751
Depreciation and amortization expense	49	-	-	49
Selling, general and administrative expenses	1,317	116	111	1,544
Change in fair value of contingent consideration	(187)	-	-	(187)
Total operating expenses	1,538	165	454	2,157
Loss from operations	$(311)	$(167)	$(454)	$(932)

	Nine Months Ended September 30, 2020 (in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$6,199	$28	$-	$6,227
Gross margin	3,597	14	-	3,611
Research and development expenses	1,014	206	930	2,150
Depreciation and amortization expense	142	-	-	142
Selling, general and administrative expenses	4,381	377	346	5,104
Change in fair value of contingent consideration	(229)	-	-	(229)
Total operating expenses	5,308	583	1,276	7,167
Loss from operations	$(1,711)	$(569)	$(1,276)	$(3,556)

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

COVID-19 Pandemic

Most customers and prospects – including healthcare, hospitality, and food and beverage– have begun to re-open to our sales activity as the country has progressed through the COVID-19 pandemic. Furthermore, our filter emergency response business has begun to normalize. We expect the pandemic to continue its overall trend toward abatement in the coming months, but recent infection increases from new viral variants such as the Delta variant may interrupt that abatement for a period of time.

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

We believe that, as the COVID-19 pandemic generally subsides, we may experience a net positive impact on demand for our products, due especially to increased global awareness of infectious pathogens and the serious problems they cause. Specifically, we expect that:

●	Purchase decisions for infection control filtration that had been deferred, both in new and existing customer organizations, may be re-prioritized.
●	Demand for our pathogen detection products may increase as unoccupied buildings, including office buildings and hotels, are readied for re-occupation. Extended periods of low, or no, water flow through building piping creates opportunities for biofilm propagation – a problem our strategic partners are trained to eradicate.
●	Demand for our commercial filtration products may increase as business returns to hotels, casinos, and restaurants.

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

We purchased the AETHER brand to expedite our access to commercial markets and to expand our filtration expertise and capabilities. Our commercial market focus is in the hotel, restaurant, and convenience store markets. In the first year post-acquisition, we upgraded Aether facilities to increase production and logistics capacity, integrated Aether products into the Nephros infection control product portfolio, and initiated sales efforts with a number of large commercial customers. We have recently added to our commercial sales team and, going forward, expect to close on one or more large contracts that may result in step-change increases in commercial market revenue.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. Related to this Sublicense Agreement, approximately $20,000 of revenue was recognized in the three and nine months ended September 30, 2021. There was no royalty revenue recognized during the three or nine months ended September 30, 2020. CamelBak product sales have been slower than originally expected. However, military contracts often take years to close, and we remain optimistic about these products and markets.

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

On July 9, 2021, the Company acquired 100% of GenArraytion, Inc. (“GenArraytion”). The acquisition did not qualify as a business combination and, as a result, was accounted for as an asset acquisition. The Company issued 123,981 shares of the Company’s common stock to GenArraytion, reflecting an aggregate purchase price of $1.2 million. This acquisition will give us access to GenArraytion’s many proprietary assays, multiplexing technology, and selection methods for detecting waterborne pathogens and other microorganisms using Polymerase Chain Reaction technology. GenArraytion’s assets will be integrated into our Pathogen Detection Systems segment.

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

Critical Accounting Policies

For the nine-month period ended September 30, 2021, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,637	$2,121	$516	24%
Cost of goods sold	1,225	896	329	37%
Gross margin	1,412	1,225	187	15%
Gross margin %	54%	58%	-	(4)%
Research and development expenses	632	751	(119)	(16)%
Depreciation and amortization expense	50	49	1	2%
Selling, general and administrative expenses	1,892	1,544	348	23%
Change in fair value of contingent consideration	-	(187)	(187)	(100)%
Loss from operations	(1,162)	(932)	230	25%
Interest expense	(10)	(22)	(12)	(55)%
Interest income	2	3	(1)	(33)%
Other income (expense), net	8	(61)	69	113%
Net loss	(1,162)	(1,012)	150	15%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(60)	(60)	-	-
Net loss attributable to Nephros, Inc.	$(1,222)	$(1,072)	$150	14%

Net Revenues. Our business is reported in three reportable segments: Water Filtration, Pathogen Detection and Renal Products. Our net revenues in each of these segments for the three months ended September 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$2,578	$2,121	$457	22%
Pathogen Detection	59	-	59	100%
Renal Products	-	-	-	-
Total	$2,637	$2,121	$516	24%

Total net revenues in the Water Filtration segment increased 22% as a result of increased medical device filter sales.

Total net revenues in the Pathogen Detection segment increased 100% reflecting early receptivity of the market to our pathogen detection products.

Gross Profit Margin

	2021	2020	% Increase (Decrease)
Water Filtration	53%	58%	(5)%
Pathogen Detection	88%	-%	88%
Renal Products	-%	-%	-%
Total	54%	58%	(4)%

Consolidated gross margin was approximately 54% for the three months ended September 30, 2021 compared to approximately 58% for the three months ended September 30, 2020. The decrease of approximately 4% was driven by the Water Filtration segment primarily as a result of increased shipping costs and inventory adjustments.

Research and Development Expenses

Research and development expenses by segment for the three months ended September 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$363	$359	$4	1%
Pathogen Detection	237	49	188	384%
Renal Products	32	343	(311)	(91)%
Total	$632	$751	$(119)	(16)%

Consolidated research and development expenses decreased $0.1 million primarily due to decreasing investment in the second-generation HDF product in the Renal Products segment, partially offset by increased R&D investments in our Pathogen Detection products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the three months ended September 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$1,703	$1,317	$386	29%
Pathogen Detection	175	116	59	51%
Renal Products	14	111	(97)	(87)%
Total	$1,892	$1,544	$348	23%

Consolidated selling, general and administrative expenses increased $0.3 million primarily due to increased headcount related expenditures of $0.3 million in the Water Filtration segment.

Interest Expense

Interest expense was approximately $10,000 for the three months ended September 30, 2021 compared to $22,000 for the three months ended September 30, 2020. Both expenses included our secured note payable. The $12,000 reduction is primarily due to elimination of our contingent consideration accretion expense.

Other Income (Expense), net

Other income of approximately $8,000 for the three months ended September 30, 2021 is related to foreign currency exchange gains. Other expense of approximately $61,000 for the three months ended September 30, 2020 is related to foreign currency exchange losses.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages):

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$7,639	$6,227	$1,412	23%
Cost of goods sold	3,365	2,616	749	29%
Gross margin	4,274	3,611	663	18%
Gross margin %	56%	58%	-	(2)%
Research and development expenses	1,675	2,150	(475)	(22)%
Depreciation and amortization expense	151	142	9	6%
Selling, general and administrative expenses	5,745	5,104	641	13%
Change in fair value of contingent consideration	-	(229)	(229)	(100)%
Loss from operations	(3,297)	(3,556)	(259)	(7)%
Interest expense	(34)	(95)	(61)	(64)%
Interest income	8	8	-	-
Forgiveness of PPP Loan	482	-	482	100%
Other income (expense), net	16	(124)	140	113%
Net loss	(2,825)	(3,767)	(942)	(25)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(179)	(179)	-	-
Net loss attributable to Nephros, Inc.	$(3,004)	$(3,946)	$(942)	(24)%

Net Revenues. Our business is reported in three reportable segments: Water Filtration, Pathogen Detection and Renal Products. Our net revenues in each of these segments for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$7,504	$6,199	$1,305	21%
Pathogen Detection	135	28	107	382%
Renal Products	-	-	-	-
Total	$7,639	$6,227	$1,412	23%

Total net revenues in the Water Filtration segment increased 21% as a result of increased medical device filter sales.

The increase in total net revenues in the Pathogen Detection segment reflects early receptivity of the market to our pathogen detection products.

Gross Profit Margin

	2021	2020	% Increase (Decrease)
Water Filtration	55%	58%	(3)%
Pathogen Detection	83%	51%	33%
Renal Products	-%	-%	%
Total	56%	58%	(2)%

Consolidated gross margin was approximately 56% for the nine months ended September 30, 2021 compared to approximately 58% for the nine months ended September 30, 2020. The decrease of approximately 2% was driven by inventory adjustments.

Research and Development Expenses

Research and development expenses by segment for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$961	$1,014	$(53)	(5)%
Pathogen Detection	505	206	299	145%
Renal Products	209	930	(721)	(78)%
Total	$1,675	$2,150	$(475)	(22)%

Consolidated research and development expenses decreased $0.5 million primarily due to decreasing investment in the second-generation HDF product in the Renal Products segment, partially offset by increased R&D investments in our Pathogen Detection products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the nine months ended September 30, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$5,314	$4,381	$933	21%
Pathogen Detection	372	377	(5)	(1)%
Renal Products	59	346	(287)	(83)%
Total	$5,745	$5,104	$641	13%

Consolidated selling, general and administrative expenses increased $0.6 million primarily due to increased headcount related expenditures of $0.9 million in the Water Filtration segment, which were partially offset by a decrease in headcount related expenditures of $0.3 million in the Renal Products segment as a result decreasing investment in the second-generation HDF product, which was submitted for 510(k) FDA clearance in June 2021.

Interest Expense

Interest expense was approximately $34,000 for the nine months ended September 30, 2021 compared to $95,000 for the nine months ended September 30, 2020. Both expenses included our secured note payable. The $61,000 reduction is primarily due to elimination of both our secured revolving credit facility and contingent consideration accretion expense.

Extinguishment of PPP loan

Our outstanding PPP loan was forgiven in January 2021 resulting in an extinguishment of approximately $482,000.

Other Income (Expense), net

Other income was approximately $16,000 for the nine months ended September 30, 2021 as a result of gains on foreign currency transactions. Other expense was approximately $124,000 for the nine months ended September 30, 2020 as a result of losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2021 and December 31, 2020 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	September 30,	December 31,
Liquidity and Capital Resources	2021	2020
Cash and cash equivalents	$7,350	$8,249
Other current assets	6,271	6,905
Working capital	11,798	13,829
Stockholders’ equity	15,330	15,573

At September 30, 2021, we had an accumulated deficit of $134.7 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash resources will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, our operating plans are designed to help control operating costs, to increase revenue and to raise additional capital until such time as we generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently.

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

At September 30, 2021, we had cash and cash equivalents totaling $7.4 million and total assets of $17.2 million excluding the asset related to the License and Supply Agreement with Medica of $0.6 million.

Net cash used in operating activities was $1.1 million for the nine months ended September 30, 2021 compared to $5.4 million for the nine months ended September 30, 2020, a decrease of $4.3 million due primarily to a decrease of $0.5 million in inventory for the nine months ended September 30, 2021, compared to an increase in inventory of $2.8 million for the nine months ended September 30, 2020. Excess inventory was purchased during the nine months ended September 30, 2020 to reduce the risk of pandemic-related supply chain disruptions. Since no such disruption took place, the excess inventory is being sold through in 2021, thus reducing inventory levels.

Net cash used in investing activities was approximately $0.1 million for the nine months ended September 30, 2021 compared to $0.2 million for the nine months ended September 30, 2021. The change is due primarily due to decreased purchases of property and equipment.

Net cash provided by financing activities of $0.3 million for the nine months ended September 30, 2021 resulted primarily from proceeds from the exercise of warrants and options of $0.5 million offset partially by payments of $0.2 million on our secured note.

Net cash provided by financing activities of $6.6 million for the nine months ended September 30, 2020 resulted from net proceeds from the issuance of common stock of $6.8 million, proceeds from the PPP loan of $0.5 million and proceeds from the exercise of warrants and options of $0.2 million, offset partially by net payments on our secured revolving credit facility of $0.6 million, payments of $0.2 million on our secured note, and payment of approximately $79,000 on our contingent consideration.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Item 5. Other Information.

On October 29, 2021, Daron Evans resigned from his position as President and Chief Executive Officer of Specialty Renal Products, Inc. (“SRP”), a majority-owned subsidiary of the Company. Mr. Evans will remain a member of the board of directors of SRP and was appointed chairman of the SRP board of directors upon his resignation as its president and chief executive officer. Andrew Astor, our President, Chief Executive Officer and Chief Financial Officer, was also appointed President and Chief Executive Officer of SRP upon Mr. Evans’ resignation. Mr. Astor, who will continue serving as a member of the SRP board of directors, will not receive any additional compensation from SRP or from us for his role with SRP.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Asset Purchase Agreement between Nephros, Inc. and GenArraytion, Inc. dated July 9, 2021. *

31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: November 4, 2021	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

