Form 10-K
period 2021-12-31
NEPHROS INC
filed 2022-03-03
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2021, was $60.9 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Stock Market on June 30, 2020. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2020.

As of March 1, 2022, there were 10,258,444 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2022 Proxy Statement will be filed within 120 days of December 31, 2021.

NEPHROS, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements that may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which, if not obtained, could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding when needed or on terms favorable to us in order to continue operations;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products, pathogen detection system products or chronic renal failure therapy products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers, and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;
●	we may not be able to achieve sales growth in key geographic markets; and
●	future waves of COVID-19 infections may cause disruptions to our business, including reduced product sales and supply chain disruptions.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Annual Report on Form 10-K, is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our other periodic reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements because of new information, future events or otherwise, except as required by law.

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

COVID-19 Pandemic

Most customers and prospects – including healthcare, hospitality, and food and beverage – have re-opened to our sales activity as the country has progressed through the COVID-19 pandemic. In addition, our filter emergency response business has normalized. We expect the pandemic to continue its overall trend toward abatement in the coming months, but recent infection increases from new viral variants may interrupt that abatement for a period of time, as has occurred with the Delta and Omicron variants.

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

Our primary sales strategy in medical markets is to sell through value-added resellers (“VARs”). Leveraging VARs has enabled us to expand rapidly our access to target customers without significant sales staff expansion. In addition, while we are currently focused on medical markets, the VARs that support these customers also support a wide variety of commercial and industrial customers. We believe that our VAR relationships will facilitate growth in filter sales outside of the medical industry.

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

Target Markets

Our ultrafiltration products currently target the following markets:

●	Hospitals and Other Healthcare Facilities: Filtration of water for washing and drinking as an aid in infection control. The filters produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures, and washing of surgeons’ hands.
●	Dialysis Centers: Filtration of water or bicarbonate concentrate used in hemodialysis.
●	Commercial and Industrial Facilities: Filtration and purification of water for consumption, including for use in ice machines and soft drink dispensers.
●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

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

As of 2019, according to the American Hospital Association, there are approximately 6,100 hospitals in the U.S., with approximately 921,000 beds. In 2019, over 36 million patients were admitted to these hospitals. The U.S. Centers for Disease Control and Prevention (“CDC”) estimates that healthcare associated infections (“HAI”) occurr in approximately 1 out of every 31 hospital patients, which calculates to over 1 million patients in 2019. HAIs affect patients in hospitals or other healthcare facilities and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility, but appearing after discharge, and occupational infections among staff. Many HAIs are caused by waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus, and endotoxin retention:

●	The DSU-D, SSU-D and SSUmini are in-line, 0.005-micron ultrafilters that provide protection from bacteria, viruses, and endotoxins. All of these products have an up to 12-month product life in the dialysis setting and are used to filter water following treatment with a reverse osmosis (“RO”) system, and to filter bicarbonate concentrate. These ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines, and as a polish filter for portable RO machines.

●	The EndoPur is a 0.005-micron cartridge ultrafilter that provides single-stage protection from bacteria, viruses, and endotoxins. The EndoPur has an up to 12-month product life in the dialysis setting and is used to filter water following treatment with an RO system. More specifically, the EndoPur is used primarily to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic. The EndoPur is a cartridge-based, “plug and play” market entry that requires no plumbing at installation or replacement. The EndoPur is available in 10”, 20”, and 30” configurations.

Commercial and Industrial Facilities. Our commercial NanoGuard® product line accomplishes ultrafiltration via small pore size (0.005 micron) technology, filtering bacteria and viruses from water. In addition, the AETHER brand expanded our product line to include water filtration and purification technologies that are primarily focused on improving odor and taste and on reducing scale and heavy metals from filtered water.

We purchased the AETHER brand to expedite our access to commercial markets and to expand our filtration expertise and capabilities. Our commercial market focus is on the hotel, restaurant, and convenience store markets. In the first-year post-acquisition, we upgraded Aether facilities to increase production and logistics capacity, integrated Aether products into the Nephros infection control product portfolio, and initiated sales efforts with several large commercial customers. We have recently added to our commercial sales team and, going forward, expect to close on one or more large contracts that may result in step-change increases in commercial market revenue.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018, and, as such, CamelBak has no further minimum fee obligations. Related to this Sublicense Agreement, approximately $5,000 of revenue was recognized during the year ended December 31, 2021. There was no royalty revenue recognized during the year ended December 31, 2021.

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

Our Pathogen Detection Systems laboratories facility in Reno, Nevada, has matured into a first-class, environmental test development and manufacturing organization. The lab was recently enrolled in the CDC’s ELITE Program, which recognizes approximately 150 US laboratories capable of advanced isolation techniques with respect to Legionella identification. Our focus extends well beyond Legionella. Indeed, we believe our laboratories now offer the most extensive list of CDC-noted, opportunistic waterborne pathogens in a single test on the market today.

On July 9, 2021, we acquired 100% of GenArraytion, Inc. (“GenArraytion”). This acquisition gave us access to GenArraytion’s many proprietary assays, multiplexing technology, and selection methods for detecting waterborne pathogens and other microorganisms using Polymerase Chain Reaction technology. GenArraytion’s assets will be integrated into our Pathogen Detection Systems segment.

Additional Pathogen Detection Markets. Due primarily to the intellectual property acquired in the GenArraytion acquisition, including proprietary techniques of rapid assay development, we are exploring additional pathogen detection market opportunities, including additional waterborne pathogen detection markets as well as non-waterborne areas, such as mosquito- and tick-borne illness and women’s health panels.

Specialty Renal Products: HDF System

Introduction to HDF

The current standard of care in the United States for patients with chronic renal failure is hemodialysis (“HD”), a process in which toxins are cleared via diffusion. Patients typically receive HD treatments at least 3 times weekly for 3-4 hours per treatment. HD is most effective in removing smaller, easily diffusible toxins. For patients with acute renal failure, the current standard of care in the United States is hemofiltration (“HF”), a process where toxins are cleared via convection. HF offers a much better removal of larger sized toxins when compared to HD; however, HF treatment is more challenging for patients, as it is performed daily, and typically takes 12-24 hours per treatment.

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

Over the last four years, DaVita Healthcare Partners, the Renal Research Institute (a research division of Fresenius Medical Care), and Vanderbilt University conducted post-market evaluations of our hemodiafiltration system in their clinics. We gathered direct feedback from these evaluations to develop a better understanding of how our system best fits into the current clinical and economic ESRD treatment paradigm. The ultimate goal of the evaluations was to better understand the potential for HDF in the U.S. clinical setting in order to (a) improve the quality of life for the patient, (b) reduce overall expenditure compared to other dialysis modalities, (c) minimize the impact on nurse workflow at the clinic, and (d) demonstrate the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. The last evaluation was concluded at Vanderbilt in the first quarter of 2018.

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

We submitted the second-generation HDF system for FDA clearance in June 2021. In October 2021, after an elongated review process, the FDA accepted SRP’s HDF Assist Device into its “substantive review” phase for 510(k) clearance. In late December 2021, FDA requested additional information from SRP about its submission. Specifically, the FDA requested additional support for the shelf-life and stability of SRP’s disposables; changes to its labels, documentation, and user screens; additional electrical testing; additional user testing; and additional HD machine-specific system performance testing. We expect to complete the work to address the FDA’s list in March or April of this year.

Once the HDF system is cleared by the FDA, we intend to launch it at 2-3 clinics having previous experience with our device. Thereafter, we plan to expand our efforts, on a measured basis, to clinics that wish to provide HDF therapy to their patients. We believe this measured launch approach is more likely to be successful than a broader push into the market. Nephrologists in the United States are not trained on HDF therapy; however, we believe many nephrologists are interested in exploring the option. We also believe that early adopters will want to perform studies to better understand the technology. We intend to support these investigator-initiated studies.

In anticipation of clearance, SRP has begun to manufacture supplies for its commercial launch, identify and hire key commercial launch staff, and select its initial commercial clinics. Prior to FDA approval, supplies manufactured in preparation for commercial launch are expensed. We anticipate that SRP will obtain 510(k) clearance in the first half of 2022 and will be in position to launch in the second half of the year.

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

Regarding the OLpūr MD190 and MD220, on June 27, 2011, we entered into a License Agreement (the “License Agreement”), effective July 1, 2011, as amended by the first amendment dated February 19, 2014, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of our patented mid-dilution dialysis filters. Under the License Agreement, as amended, we granted Bellco a license to manufacture, market and sell the covered products under its own name, label, and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries. The License Agreement expired on December 31, 2021.

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

Sales and Marketing

Under the Bellco License Agreement, as discussed above, we granted Bellco a license to manufacture, market and sell the covered products under its own name, label, and CE mark in the territory, as defined in the License Agreement. In addition, if requested by us, Bellco will be required to sell the covered products to our distributors in the stated territory.

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

Major Customers

For the years ended December 31, 2021 and 2020, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2021	2020
A	17%	16%
B	11%	14%
C	7%	11%
Total	35%	41%

As of December 31, 2021 and 2020, the following customers accounted for the following percentages of our accounts receivable, respectively:

Customer	2021	2020
B	19%	5%
D	11%	3%
A	8%	19%
E	6%	12%
Total	44%	39%

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

The dialyzer and renal replacement therapy market is subject to intense competition. Accordingly, our future success will depend on our ability to meet the clinical goals of nephrologists, improve patient outcomes, and remain cost-effective for payers.

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

Other competitive considerations include pharmacological and technological advances in preventing the progression of ESRD in high-risk patients, such as those with diabetes and hypertension, technological developments by others in the area of dialysis, the development of new medications designed to reduce the incidence of kidney transplant rejection, and progress in using kidneys harvested from genetically engineered animals as a source of transplants.

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

Intellectual Property

Patents

We protect our technology and products through patents and patent applications. In addition to the United States, we also apply for patents in other jurisdictions, such as the European Patent Office, Canada, and Japan, to the extent we deem appropriate. We have built a portfolio of patents and applications covering our products, including their hardware design and methods of hemodiafiltration.

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

As of December 31, 2021, we had five U.S. patents, one Chinese patent, one French patent, one German patent, one Italian patent, one United Kingdom patent, and one Canadian patent. In addition, we had two pending patent applications in the United States. Our pending patent applications relate to a range of filter technologies, including liquid purification filter systems and portable systems for detecting waterborne pathogens by rapid filtration, concentration, and detection of the waterborne pathogens.

Trademarks

As of December 31, 2021, in the United States, we secured registrations of the trademarks HYDRAGUARD, NANOGUARD, ENDOPUR, FILPATH, PLURAPATH, DIALYPATH MULTIFLEX, MULTIFLEX BIOASSAY, GenArraytion and SEQUAPATH. In Canada, we filed trademark applications for PLURAPATH and SEQUAPATH. In Europe and the UK, we secured registrations for the trademark MULTIFLEX.

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

Before a new medical device can be introduced to the market, Section 510(k), and Section 515 of the FDC Act require a manufacturer who intends to market a medical device to submit a premarket notification (Section 510(k)) or a request for premarket approval (Section 515), to the FDA.

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

All of our products have been cleared by the FDA as Class II devices, such as:

●	DSU Dual Stage UltraFilter: In June 2009, we received FDA 510(k) clearance of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

●	SSU-D/DSU-D Dual Stage UltraFilter: In July 2011, we received FDA 510(k) clearance of the SSU/DSU to be used to filter water or bicarbonate concentrate used in hemodialysis procedures.

●	OLpūr H2H Module and OLpūr MD 220 Hemodiafilter: In April 2012, we received FDA 510(k) clearance of the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

●	DSU-H/SSU-H: In October 2014, we received FDA 510(k) clearance of the DSU-H and SSU-H ultrafilters to be used to filter EPA quality drinking water. The filters retain bacteria, viruses, and endotoxin. By providing ultrapure water for patient washing and drinking, the filters aid in infection control.

●	S100 Point of Use Filter: In April 2016, we received FDA 510(k) clearance of the S100 point-of-use filter to be used to filter EPA quality drinking water. The filters retain bacteria. By retaining bacteria in water for washing and drinking, the filter may aid in infection control.

●	HydraGuard: In December 2016, we received FDA 510(k) clearance of the HydraGuard 10” ultrafilter intended to be used to filter EPA quality drinking water. The filter retains bacteria, viruses and endotoxin. By providing ultrapure water for patient washing and drinking, the filter aids in infection control.

●	EndoPur: In March 2017, we received FDA 510(k) clearance of the EndoPur ultrafilter intended to be used to filter water used in hemodialysis devices. It assists in providing hemodialysis quality water. The device is not a complete water treatment system but serves to remove biological contaminants. Therefore, it must be used in conjunction with other water treatment equipment (Reverse Osmosis, Deionization, etc.).

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

We and our contract manufacturers are required to manufacture our products in compliance with current Good Manufacturing Practice (GMP) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that we or any of our contract manufacturers, or regulated suppliers, are not in compliance with these requirements, there may be a material adverse effect on our manufacturing operations, effecting our ability to sell.

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

Medical Devices sold in Europe/ anticipated to be sold in Europe, shall be examined, and classified as:

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

Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by the FDA. Our manufacturing facilities are subject to audits and have been certified to be ISO 13485:2016 and Medical Device Directive 93/42/EEC, which allows us to sell our products in the United States, Canada, and Europe.

Currently we are in the process to seek approval for MDSAP compliance. The Medical Device Single Audit Program (MDSAP) is a program that allows the conduct of a single regulatory audit of a medical device manufacturer’s quality management system that satisfies the requirements of multiple regulatory jurisdictions. Audits are conducted by Auditing Organizations authorized by the participating Regulatory Authorities to audit under MDSAP requirements. The MDSAP is a way that medical device manufacturers can be audited once for compliance with the standard and regulatory requirements of up to five different medical device markets: Australia, Brazil, Canada, Japan, and the United States.

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

Reimbursement

In both domestic markets and markets outside of the United States, sales of our ESRD therapy products will depend in part, on the availability of reimbursement from third-party payers. In the United States, ESRD providers are reimbursed through Medicare, Medicaid, and private insurers. In countries other than the United States, ESRD providers are also reimbursed through governmental insurers. In countries other than the United States, the pricing and profitability of our products generally will be subject to government controls. Despite the continually expanding influence of the European Union, national healthcare systems in its member nations, including reimbursement decision-making, are neither regulated nor integrated at the European Union level. Each country has its own system, often closely protected by its corresponding national government.

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

Employees

As of December 31, 2021, we employed a total of 34 full-time employees, including 9 employed in sales/marketing/customer support, 14 in general and administrative, and 11 in research and development. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2021, we had limited voluntary turnover and focused on maintaining our workforce throughout the COVID-19 pandemic. Going forward, we intend to focus on maintaining our current good relations with our employees and continuing to develop and explore ways to collaborate with our employees and create a well-regarded workplace.

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

As of December 31, 2021, we had an accumulated deficit of $135.7 million as a result of historical operating losses. While we believe that the revenues following the launch of our new products will help us achieve profitability, there can be no guarantee of this. We may continue to incur additional losses in the future depending on the timing and marketplace acceptance of our products and as a result of operating expenses being higher than our gross margin from product sales. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

There is uncertainty with respect to our projections regarding the availability of sufficient cash resources as a result of the COVID-19 pandemic and the economic conditions it has caused. During the pandemic, we have seen decreased demand for our hospital filtration products, particularly in emergency pathogen outbreak response. In addition, sales to new customers – including water filtration and pathogen detection products – have been hindered by pandemic-related travel restrictions. Also, our commercial filtration products, which are primarily targeted at the hospitality and food service markets, have seen a decrease in demand, due to the closure or reduced occupancy of many hotels and restaurants. If these decreases in demand continue and we are unable to achieve our revenue plan, we may cut budgeted expenditures as appropriate to preserve our available capital resources, which could slow our revenue growth plans.

We face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues.

We have only a limited established customer base for our products. Our failure to achieve sufficient market acceptance and sell our products at competitive prices will limit our ability to generate revenue and be profitable. Our water filtration products and technologies may not achieve expected reliability, performance, and endurance standards. Our water filtration products and technologies may not achieve market acceptance, including among hospitals, or may not be deemed suitable for other commercial, military, industrial or retail applications. Factors that may affect our ability to achieve acceptance of our water filtration products and technologies in the marketplace include whether such products will be safe for use, whether they will be effective and whether they will be cost-effective.

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

In order to successfully commercialize our products, we need to be able to produce them in a cost-effective way on a large scale to meet commercial demand, while maintaining extremely high standards for quality and reliability. The extent to which we fail to successfully commercialize our products will limit our ability to be profitable.

We rely on, and for the foreseeable future expect to continue to rely on, a limited number of independent manufacturers to produce our products. Our manufacturers’ systems and procedures may not be adequate to support our operations and may not be able to achieve the rapid execution necessary to exploit the market for our products. As we expect to continue ramping up our supply requirements, our contracted manufacturers could experience manufacturing and control problems as they begin to scale-up their manufacturing operations to timely and adequately supply us with product. If we experience any of these problems with respect to our manufacturers’ scale-ups of manufacturing operations, then we may not be able to have our products manufactured and delivered in a timely manner. Our products are new and evolving, and our manufacturers may encounter unforeseen difficulties in manufacturing them in commercial quantities or at all.

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

Our business strategy depends in part on our ability to sell our products to hospitals and other healthcare facilities, including dialysis clinics. We have limited experience with respect to sales and marketing. If we are unsuccessful at manufacturing, marketing, and selling our products, our operations and potential revenues will be materially adversely affected.

Product liability associated with the production, marketing, and sale of our products, and/or the expense of defending against claims of product liability, could materially deplete our assets and generate negative publicity which could impair our reputation.

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

We may face significant risks associated with international operations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Any one or more of these factors could increase our costs, reduce our revenues, or disrupt our operations, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Any of the above could have a material adverse effect on our business, financial condition, and results of operations.

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

We cannot ensure that any existing products that have not yet been approved, or any new products developed by us in the future, will be approved for marketing. The clearance and/or approval processes can be lengthy and uncertain, and each requires substantial commitments of our financial resources and our management’s time and effort. We may not be able to obtain further CE marking or regulatory approval for any of our existing or new products in a timely manner or at all. Even if we do obtain regulatory approval, approval may be only for limited uses with specific classes of patients, processes, or other devices. Our failure to obtain, or delays in obtaining, the necessary regulatory clearance and/or approvals would prevent us from selling our affected products in the applicable regions. If we cannot sell some of our products in such regions, or if we are delayed in selling while waiting for the necessary clearance and/or approvals, our ability to generate revenues from these products will be limited.

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

Our business strategy depends in part on our ability to get our products into the market as quickly as possible. Additional laws and regulations, or changes to existing laws and regulations that are applicable to our business may be enacted or promulgated, and the interpretation, application or enforcement of the existing laws and regulations may change. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements or the specific effects any of these might have on our business. Any future laws, regulations, interpretations, applications, or enforcements could delay or prevent regulatory approval or clearance of our products and our ability to market our products. Moreover, changes that result in our failure to comply with the requirements of applicable laws and regulations could result in enforcement actions by the FDA and/or other agencies, all of which could impair our ability to have manufactured and to sell the affected products.

If we are not able to maintain sufficient quality controls, then the approval or clearance of our products by the European Union, the FDA or other relevant authorities could be withdrawn, delayed or denied and our sales and revenues will suffer.

Approval or clearance of our products could be withdrawn, delayed, or denied by the European Union, the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The European Union imposes requirements on quality control systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Failure by our manufacturers to comply with these requirements could prevent us from marketing our products in the European Community. The FDA also imposes requirements through quality system requirements regulations, which include requirements for good manufacturing practices. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA pre-clearance or approval of our products and from marketing such products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpūr MD HDF filter series have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to European Union requirements for medical devices, they have not been inspected by the FDA. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the European Community and the United States.

To market our products in the European Community, the United States, and other countries, where approved, manufacturers of such products must continue to comply or ensure compliance with the relevant manufacturing requirements. Although we cannot control the manufacturers of our products, we may need to expend time, resources and effort in product manufacturing and quality control to assist with their continued compliance with these requirements. If violations of applicable requirements are noted during periodic inspections of the manufacturing facilities of our manufacturers, then we may not be able to continue to market the products manufactured in such facilities and our revenues may be materially adversely affected.

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

Even if we obtain positive results from clinical studies for our products, we may not achieve the same success in future studies of such products. Data obtained from clinical studies is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval. In addition, we may encounter delays or rejections based upon changes in regulatory policy for device approval during the period of product development and regulatory review of each submitted new device application. Moreover, regulatory approval may entail limitations on the indicated uses of the device. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude our licensees or marketing partners from marketing our products or limit the commercial use of such products and will have a material adverse effect on our business, financial condition, and results of operations.

In addition, some, or all of the clinical trials we undertake may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals, which could prevent or delay the creation of marketable products. Our product development costs will increase if we have delays in testing or approvals, if we need to perform more, larger or different clinical trials than planned or if our trials are not successful. Delays in our clinical trials may harm our financial results and the commercial prospects for our products. Additionally, we may be unable to complete our clinical trials if we are unable to obtain additional capital.

Risks Related to our Intellectual Property

Protecting our intellectual property in our technology through patents may be costly and ineffective. If we are not able to adequately secure or enforce protection of our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 11 granted U.S. patents will expire at various times from 2022 to 2040, assuming they are properly maintained.

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

Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time-consuming, regardless of whether the outcome is favorable to us, and may require the diversion of substantial financial, managerial, and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development, product sales or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and the claims of these patents are ultimately determined to be valid, then we may be required to obtain licenses under patents of others in order to develop, manufacture, use, import and/or sell our products. We may not be able to obtain licenses under any of these patents on terms acceptable to us, if at all. If we do not obtain these licenses, we could encounter delays in, or be prevented entirely from using, importing, developing, manufacturing, offering, or selling any products or practicing any methods, or delivering any services requiring such licenses.

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

We attempt to protect our trade secrets, including the processes, concepts, ideas, and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. If these employees or other parties breach our confidentiality agreements and non-competition agreements, or if these agreements are not sufficient to protect our technology or are found to be unenforceable, then our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Policing unauthorized use of our trade secrets is difficult and expensive and, in the event, we further expand our operations, the laws of other countries may not adequately protect our trade secrets.

Risks Related to Owning Our Common Stock

Our common stock could be further diluted as a result of the issuance of additional shares of common stock, warrants or options.

In the past we have issued common stock and warrants in order to raise capital to help fund our business. We have also issued stock options and restricted stock as compensation for services and incentive compensation for our employees, directors, and consultants. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock, or could obligate us to issue additional shares of common stock.

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

During the two years ended December 31, 2021, our common stock has traded at prices ranging from a high of $11.67 to a low of $4.42 per share. Due to the lack of an active trading market for our common stock, we expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult for investors to predict the value of an investment in our common stock, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

●	achievement or rejection of regulatory approvals by our competitors or us;
●	publicity regarding actual or potential clinical or regulatory results relating to products under development by our competitors or us;
●	delays or failures in initiating, completing, or analyzing clinical trials or the unsatisfactory design or results of these trials;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors;
●	period-to-period fluctuations in our results of operations;
●	threatened or actual litigation;
●	changes in financial estimates by securities analysts; and
●	sales of our common stock.

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

Our directors, executive officers, and Wexford Capital LP (“Wexford”) control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of February 23, 2022, Wexford, our largest stockholder, beneficially owned approximately 36% of our outstanding common stock. Collectively, Wexford, our directors and our executive officers beneficially owned approximately 40% of our outstanding common stock. As a result of this ownership, Wexford has the ability to exert significant influence over our policies and affairs, including the election of directors. Wexford, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Wexford, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Wexford in any matter put before the stockholders may differ from those of any other stockholder.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey 07079; 3221 Polaris Avenue, Las Vegas, Nevada 89102; and 1015 Telegraph Street, Unit B, Reno, Nevada 89502. We use these facilities to house our corporate headquarters, research, manufacturing, and distribution facilities. The operations of our Aether division are based in our Las Vegas facility, and our Reno facility includes laboratory facilities used in our Pathogen Detection Systems business.

Our office in Europe is currently located at Ulysses House, Foley Street, Dublin, Ireland.

We believe our current facilities will be adequate to meet our needs. We do not own any real property for use in our operation or otherwise.

Item 3. Legal Proceedings

There are no currently material pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any material proceeding to which we are a party or to which any of our properties is subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “NEPH”. Our common stock commenced trading on August 14, 2019.

As of December 31, 2021, there were approximately 46 holders of record and approximately 1,800 beneficial holders of our common stock.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2021.

Equity Compensation Plan Information

See Part III, Item 12, under the heading “Equity Compensation Plan Information,” which is incorporated by reference herein.

Item 6. Reserved

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

Inventories

Our inventory reserve requirements are based on various factors including product expiration date and estimates for the future sales of the product. Reserve assessments include inventory obsolescence based upon expiration date, damaged, or rejected product, slow-moving products, and other considerations. During the year ended December 31, 2021, inventory reserves increased $0.2 million to $0.3 million primarily due to expiration of products that were manufactured in advance of demand, and which expired before sales began to accelerate. We continue to monitor our inventory reserves amounts and policies, and to update both as required by relevant circumstances.

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

Fiscal Year Ended December 31, 2021 Compared to the Fiscal Year Ended December 31, 2020

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2021 and 2020 (in thousands except percentages):

	Years Ended December 31,		$ Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Total net revenues	$10,404	$8,561	$1,843	22%
Cost of goods sold	4,661	3,648	1,013	28%
Gross margin	5,743	4,913	830	17%
Gross margin %	55%	57%	-	(2)%
Research and development expenses	2,166	2,759	(593)	(21)%
Depreciation and amortization expenses	202	192	10	5%
Selling, general and administrative expenses	7,710	6,466	1,244	19%
Change in fair value of contingent consideration	-	(229)	(229)	(100)%
Loss from operations	(4,335)	(4,275)	60	1%
Interest expense	(41)	(110)	(69)	63%
Interest income	10	11	(1)	(9)%
Forgiveness of PPP Loan	482	-	482	100%
Other expense, net	17	(152)	(169)	(111)%
Net loss	(3,867)	(4,526)	(659)	(15)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(240)	(240)	-	-%
Net loss attributable to Nephros, Inc. shareholders	$(4,107)	$(4,766)	(659)	(14)%

Net Revenues. Our business is reported in three reportable segments: Water Filtration, Pathogen Detection and Renal Products. Our net revenues in each of these segments for the year ended December 31, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase	% Increase
Water Filtration	$10,217	$8,532	$1,685	20%
Pathogen Detection	187	29	158	545%
Total	$10,404	$8,561	$1,843	22%

The increase of approximately $1.8 million or 22%, was driven by several factors. These factors include new customer site acquisition which averaged more than one per day in 2021 and a customer retention rate of 90%. In addition, revenues related to install in base hospital increased 29%.

Total net revenues in the Pathogen Detection segment increased 545% reflecting early receptivity of the market to our pathogen detection products.

Gross Profit Margin

	2021	2020	% Increase (Decrease)
Water Filtration	55%	57%	(2)%
Pathogen Detection	54%	45%	9%
Total	55%	57%	(2)%

Consolidated gross profit margin was approximately 55% for the year ended December 31, 2021 compared to approximately 57% for the year ended December 31, 2021. The decrease of approximately 2% was driven by the Water Filtration segment primarily as a result of an increase in inventory obsolescence.

Research and Development Expenses

Research and development expenses by segment for the year ended December 31, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$1,251	$1,240	$11	1%
Pathogen Detection	668	262	406	155%
Renal Products	247	1,257	(1,010)	(80)%
Total	$2,166	$2,759	$(593)	(21)%

Consolidated research and development expenses decreased $0.6 million primarily due to decreasing investment in the second-generation HDF product in the Renal Products segment, partially offset by increased research and development investments in our Pathogen Detection products.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $0.2 million for each of the years ended December 31, 2021 and 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the year ended December 31, 2021 and 2020 (in thousands, except percentages) were as follows:

	2021	2020	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$7,124	$5,693	$1,431	25%
Pathogen Detection	515	468	47	10%
Renal Products	71	305	(234)	(77)%
Total	$7,710	$6,466	$1,244	19%

Consolidated selling, general and administrative expenses increased $1.2 million primarily due to increased headcount related expenditures of $1.2 million and increased travel and marketing expenses of $0.2 million in the Water Filtration segment. This increase was partially offset by a decrease in headcount related expenditures of $0.2 million in the Renal Products segment.

Interest Expense

Interest expense was approximately $41,000 for the year ended December 31, 2021 compared to $110,000 for the year ended December 31, 2020. Both expenses included our secured note payable. The $69,000 reduction is primarily due to elimination of both our secured revolving credit facility and contingent consideration accretion expense.

Extinguishment of PPP loan

Our outstanding PPP loan was forgiven in January 2021 resulting in an extinguishment of approximately $482,000.

Other Income (Expense), net

Other income was approximately $17,000 for the year ended December 31, 2021 as a result of gains on foreign currency transactions. Other expense was approximately $152,000 for the year ended December 31, 2020 as a result of losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2021 and 2020 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and Capital Resources	2021	2020
Cash and cash equivalents	$6,973	$8,249
Other current assets	6,661	6,905
Working capital	11,244	13,829
Stockholders’ equity	14,749	15,573

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

At December 31, 2021, we had an accumulated deficit of $135.7 million, and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next twelve months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K. Additionally, our operating plans are designed to help control operating costs, to increase revenue and to raise additional capital until such time as we generate sufficient cash flows from operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or we are unable to achieve our plan, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently.

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

Net cash used in operating activities was $1.4 million for the year ended December 31, 2021 compared to $6.9 million for the year ended December 31, 2020, a decrease of $5.5 million. The decrease of $5.5 million is due primarily to decreased expenditures on inventory, which were incurred in the first half of fiscal year 2020 to reduce the risk of possible supply chain interruptions early in the COVID-19 pandemic, and an increase in revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Net cash used in investing activities was $0.1 million for the year ended December 31, 2021 compared to $0.2 million for the year ended December 31, 2021. The change is due primarily due to decreased purchases of property and equipment.

Net cash provided by financing activities of $0.2 million for the year ended December 31, 2021 resulted from proceeds from the exercise of warrants and stock options of $0.5 million partially offset by payments on our secured note payable of $0.3 million.

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

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica, we agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2021, the Company agreed to make minimum annual aggregate purchases from Medica of €3.3 million (approximately $3.9 million). For the year ended December 31, 2021, the aggregate purchase commitments totaled €3.5 million (approximately $4.2 million).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nephros, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nephros, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Excess and Obsolete Inventory Reserve

As described in Note 2 to the financial statements, inventory consists of finished goods and raw materials and is valued at the lower of cost or net realizable value using the first-in, first-out method. The Company’s inventory reserve requirements are based on various factors including product expiration date and estimates for the future sales of the product. Reserve assessments include inventory obsolescence based upon expiration date, damaged, or rejected product, slow-moving products, and other considerations.

We identified the assessment of the excess and obsolete inventory reserve as a critical audit matter. The principal consideration for our determination that this is a critical audit matter is the significant judgment by management to estimate the excess and obsolete inventory reserve, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s significant assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

●	testing management’s process for estimating the excess and obsolete inventory reserve, including evaluating the appropriateness of the approach utilized and underlying assumptions
●	testing the mathematical accuracy of the excess and obsolete inventory reserve calculation
●	testing the completeness and accuracy of underlying data used in the analysis, including historical usage and inventory age
●	developing an independent expectation of management’s estimate, by performing sensitivity analyses to evaluate changes in the estimate that result from changes in management’s significant assumptions

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2015.

Tewksbury, Massachusetts
March 3, 2022

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,973	$8,249
Accounts receivable, net	1,641	1,364
Inventory	4,795	5,304
Prepaid expenses and other current assets	225	237
Total current assets	13,634	15,154
Property and equipment, net	366	295
Lease right-of-use assets	730	1,037
Intangible assets, net	1,536	506
Goodwill	759	759
License and supply agreement, net	536	670
Other assets	89	89
TOTAL ASSETS	$17,650	$18,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$248	$229
Accounts payable	1,334	423
Accrued expenses	444	341
Current portion of lease liabilities	364	332
Total current liabilities	2,390	1,325
Secured note payable, net of current portion	95	364
PPP loan	-	482
Equipment financing, net of current portion	4	7
Lease liabilities, net of current portion	412	759
TOTAL LIABILITIES	2,901	2,937

COMMITMENTS AND CONTINGENCIES (Note 19)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at December 31, 2021 and 2020; 10,258,444 and 9,873,006 shares issued and outstanding at December 31, 2021 and 2020, respectively	10	10
Additional paid-in capital	147,346	144,296
Accumulated other comprehensive income	64	74
Accumulated deficit	(135,725)	(131,858)
Subtotal	11,695	12,522
Noncontrolling interest	3,054	3,051
TOTAL STOCKHOLDERS’ EQUITY	14,749	15,573
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,650	$18,510

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Net revenue:
Product revenues	$10,204	$8,453
Royalty and other revenues	200	108
Total net revenues	10,404	8,561
Cost of goods sold	4,661	3,648
Gross margin	5,743	4,913
Operating expenses:
Selling, general and administrative	7,710	6,466
Research and development	2,166	2,759
Depreciation and amortization	202	192
Change in fair value of contingent consideration	-	(229)
Total operating expenses	10,078	9,188
Loss from operations	(4,335)	(4,275)
Other income (expense):
Interest expense	(41)	(110)
Interest income	10	11
Extinguishment of PPP loan	482	-
Other income (expense), net	17	(152)
Total other income (expense):	468	(251)
Net loss	(3,867)	(4,526)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(240)	(240)
Net loss attributable to Nephros, Inc. shareholders	$(4,107)	$(4,766)

Net loss per common share, basic and diluted	$(0.41)	$(0.52)
Weighted average common shares outstanding, basic and diluted	10,017,830	9,078,549

Comprehensive loss:
Net loss	$(3,867)	$(4,526)
Other comprehensive (loss) gain, foreign currency translation adjustments	(10)	9
Comprehensive loss	(3,877)	(4,517)
Comprehensive loss attributable to noncontrolling interest	(240)	(240)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(4,117)	$(4,757)

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2019	8,003,739	$8	$131,934	$65	$(127,332)	$4,675	$3,014	$7,689
Net loss					(4,526)	(4,526)		(4,526)
Net unrealized gains on foreign currency translation, net of tax		-	-	9	-	9	-	9
Issuance of common stock, net of equity issuance costs of $1,048	1,770,833	2	11,450	-	-	11,452	-	11,452
Issuance of vested restricted stock	55,111	-	-	-	-	-	-	-
Exercise of warrants	40,012	-	163	-	-	163	-	163
Exercise of stock options	2,556	-	7	-	-	7	-	7
Cashless exercise of options	755	-	-	-	-		-	-
Noncash stock-based compensation		-	742	-	-	742	37	779
Balance, December 31, 2020	9,873,006	$10	$144,296	$74	$(131,858)	$12,522	$3,051	$15,573
Net loss					(3,867)	(3,867)		(3,867)
Net unrealized losses on foreign currency translation, net of tax		-	-	(10)	-	(10)	-	(10)
Issuance of common stock for asset acquisition (see Note 3)	123,981	-	1,124	-		1,124	-	1,124
Issuance of vested restricted stock	23,781	-	-	-	-		-	-
Exercise of warrants	110,003	-	297	-	-	297	-	297
Exercise of stock options	42,231	-	204	-	-	204	-	204
Cashless exercise of options	14,747	-	-	-	-	-	-	-
Cashless exercise of warrants	10,963	-	-	-	-	-	-	-
Noncash stock-based compensation		-	1,425	-	-	1,425	3	1,428
Balance, December 31, 2021	10,198,712	$10	$147,346	$64	$(135,725)	$11,695	$3,054	$14,749

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(3,867)	$(4,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	38	25
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	214	183
Stock-based compensation, including stock options and restricted stock	1,259	779
Inventory obsolescence charge	213	20
Provision for bad debt expense	1	11
Extinguishment of PPP loan	(482)	-
Change in fair value of contingent consideration	-	(229)
Change in right of use asset	321	312
Accretion of contingent consideration	-	14
Loss on foreign currency transactions	3	1
(Increase) decrease in operating assets:
Accounts receivable	(278)	(333)
Inventory	296	(2,762)
Prepaid expenses and other current assets	12	289
Other assets	-	(57)
Increase (decrease) in operating liabilities:
Accounts payable	908	(538)
Accrued expenses	274	207
Lease liabilities	(329)	(299)
Net cash used in operating activities	(1,417)	(6,903)
INVESTING ACTIVITIES:
Purchase of property and equipment	(36)	(239)
Payment of direct transaction costs for asset acquisition	(49)	-
Net cash used in investing activities	(85)	(239)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	11,452
Proceeds from Paycheck Protection Program Loan	-	479
Net payments from secured revolving credit facility	-	(560)
Principal payments on finance lease liability	(11)	(6)
Principal payments on equipment financing	(3)	(3)
Payments on secured note payable	(250)	(231)
Payment of contingent consideration	-	(85)
Proceeds from exercise of warrants	297	163
Proceeds from exercise of stock options	204	7
Net cash provided by financing activities	237	11,216
Effect of exchange rates on cash and cash equivalents	(11)	9
Net (decrease) increase in cash and cash equivalents	(1,276)	4,083
Cash and cash equivalents, beginning of year	8,249	4,166
Cash and cash equivalents, end of year	$6,973	$8,249
Supplemental disclosure of cash flow information
Cash paid for interest expense	$41	$93
Cash paid for income taxes	$79	$22
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$21	$201
Right-of-use asset obtained in exchange for finance lease liability	$-	$17
Issuance of common shares for asset acquisition	$1,124	$-

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $135.7 million as of December 31, 2021.

On September 5, 2018, SRP completed a private placement transaction whereby SRP sold preferred shares equivalent to 37.5% of its outstanding equity interests for aggregate proceeds of $3.0 million. As of approximately July 1, 2020, SRP had fully spent the proceeds from this private placement. On October 9, 2020, Nephros and SRP entered into a loan agreement under which Nephros agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These funds are to be used to fund SRP’s operating activities and are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA for “Special 510(k)” clearance in February 2021 and resubmitted for “Traditional 510(k)” clearance in June 2021. As of December 31, 2021, the outstanding balance, including accrued interest, was $1.3 million.

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

While significant progress has been made against the COVID-19 pandemic, some uncertainty remains with respect to the Company’s projections regarding the availability of sufficient cash resources, due to the possibility that COVID-19 infections could increase again and cause further disruption to economic conditions. During the pandemic, particularly during calendar year 2020, the Company saw decreased demand for its hospital filtration products, particularly in emergency pathogen outbreak response. In addition, sales to new customers – including water filtration and pathogen detection products – were hindered by pandemic-related travel restrictions. Also, the Company’s commercial filtration products, which are primarily targeted at the hospitality and food service markets, saw a decrease in demand, due to the closure of many hotels and restaurants. The Company believes that broad vaccine distribution and increased population immunity has reduced the probability of further significant negative COVID-19 impacts, but if these decreases in demand return and the Company is unable to achieve its revenue plan, the Company may need to reduce budgeted expenditures as appropriate to preserve its available capital resources, which could slow its revenue growth plans.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions to the general principles of the accounting for income taxes and also improves consistent application of and simplification of other areas when accounting for income taxes. The Company adopted this guidance as of January 1, 2021 and the guidance did not have an impact on its consolidated financial statements.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the years ended December 31, 2021 and 2020, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2021	2020
A	17%	16%
B	11%	14%
C	7%	11%
Total	35%	41%

As of December 31, 2021 and 2020, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2021	2020
B	19%	5%
D	11%	3%
A	8%	19%
E	6%	12%
Total	44%	39%

Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, cash and cash equivalents were deposited in financial institutions and consisted entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $1,000 and $11,000 as of December 31, 2021 and 2020, respectively.

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

Our inventory reserve requirements are based on various factors including product expiration date and estimates for the future sales of the product. Reserve assessments include inventory obsolescence based upon expiration date, damaged, or rejected product, slow-moving products, and other considerations.

License and Supply Rights

The Company’s rights under the License and Supply Agreement with Medica are capitalized and stated at cost, less accumulated amortization, and are amortized using the straight-line method over the term of the License and Supply Agreement, which is from April 23, 2012 through December 31, 2025. The Company determines amortization periods for licenses based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental, and regulatory issues, and contractual terms. See Note 9 – License and Supply Agreement, net for further discussion.

Leases

The Company determines if an arrangement contains a lease at inception. Leases are included in lease right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet.

Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

The Company adheres to ASC 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the years ended December 31, 2021 and 2020.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers.” ASC 606 prescribes a five-step model for recognizing revenue, which includes (i) identifying contracts with customers; (ii) identifying performance obligations; (iii) determining the transaction price; (iv) allocating the transaction price; and (v) recognizing revenue. See Note 4 – Revenue Recognition for further discussion.

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as revenue and as cost of goods sold and were approximately $71,000 and $47,000 for the years ended December 31, 2021 and 2020, respectively.

Research and Development Costs

Research and development costs represent a significant part of our business. Costs included in research and development are expensed as incurred and relate to the processes of discovering, testing and developing new products, improving existing products and regulatory compliance prior to FDA approval. Research and development costs include, but are not limited to, personnel expenses, consulting costs and equipment depreciation.

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

Other Income and Expense, net

Other income, net, of $0.5 million for the year ended December 31, 2021 is primarily due to the extinguishment of the U.S. Small Business Administration’s Paycheck Protection Plan (“PPP”) loan. Other expense, net, of $0.2 million for the year ended December 31, 2020 is primarily due to interest expense of $0.1 million and $0.1 million of foreign currency transaction losses.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020.

ASC 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740 utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit that is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2016. During the years ended December 31, 2021 and 2020, the Company recognized no adjustments for uncertain tax positions. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

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

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

	December 31,
	2021	2020
Shares underlying options outstanding	1,426,510	1,265,660
Shares underlying warrants outstanding	123,476	260,597
Unvested restricted stock	59,732	-

Foreign Currency Translation

Foreign currency translation is recognized in accordance with ASC 830. The functional currency of Nephros International Limited, the Company’s Irish subsidiary is the Euro, and its translation gains and losses are included in accumulated other comprehensive income. The balance sheet is translated at the year-end rate. The consolidated statements of operations and comprehensive loss are translated at the weighted average rate for the year.

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

Fifty percent of the 123,981 common shares issued were subject to a risk of forfeiture which lapsed during the three months ended September 30, 2021. The Company will also make royalty payments to GenArraytion equal to 5% of net sales of certain products over the next five years. Net revenues related to GenArraytion customers were not significant during the year ended December 31, 2021.

The total consideration of $1.2 million was allocated as follows to the acquired assets:

Total Consideration
(in thousands)
Intellectual property	$1,098
Equipment	75
Total consideration	$1,173

The acquired intellectual property is being amortized over its estimated useful life of 10 years (see Note 8 – Intangible Assets and Goodwill).

Note 4 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics provider and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns at December 31, 2021 or 2020. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the years ended December 31, 2021 and 2020 (in thousands) is comprised of:

	Years Ended December 31,
	2021		2020
	$		$
Other revenue		121		40
Royalty revenue under the License Agreement with Bellco		59		48
Royalty revenue under the Sublicense Agreement with CamelBak (1)		20		-
Total royalty and other revenues		$200		$108

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under the Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the Company’s individual water treatment device. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and if such fees were not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, Camelbak has no further minimum fee obligation.

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

The License Agreement, as amended, and which expired as of December 31, 2021 also provided minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. Beginning on January 1, 2015 through and including December 31, 2021, Bellco committed to pay the Company a royalty based on the number of units of Products sold per year in the covered territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $2.10) per unit; thereafter, €1.25 (approximately $1.50) per unit. The License Agreement also provided for a fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021 if the minimum sales targets are not met.

Note 5 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Cash	$2,952	$-	$-	$2,952
Money market funds	4,021	-	-	4,021
Cash and cash equivalents	$6,973	$-	$-	$6,973

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

There were no transfers between levels in the fair value hierarchy during the year ended December 31, 2021.

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2021 and 2020 due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of December 31, 2021 and 2020 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

The carrying amount of the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) loan outstanding at December 31, 2020 did not include interest imputed at a market rate as the PPP loan was a transaction whereby the interest rate was prescribed by a government agency.

Note 6 - Inventory

The Company’s inventory components as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Finished goods	$3,760	$4,340
Raw material	1,035	964
Total inventory	$4,795	$5,304

Note 7 - Property and Equipment, Net

Property and equipment as of December 31, 2021 and 2020 was as follows (in thousands):

	Estimated Useful	December 31,
	Life	2021	2020
Manufacturing and research equipment	3-7 years	$1,144	$1,045
Computer equipment	3-4 years	43	43
Furniture and fixtures	7 years	37	37
Leasehold improvements	2-4 years	25	13
Property and equipment, gross		1,249	1,138
Less: accumulated depreciation		(883)	(843)
Property and equipment, net		$366	$295

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. Depreciation related to equipment utilized in research and development is recognized in research and development on the consolidated statements of operations and comprehensive loss. Equipment is capitalized due to various uses inclusive of R&D. Depreciation expense for the years ended December 31, 2021 and 2020 was approximately $38,000 and $25,000, respectively. Approximately $17,000 of depreciation expense has been recognized in cost of goods sold for the year ended December 31, 2021. Approximately $7,000 of depreciation expense has been recognized in research and development expenses for the year ended December 31, 2021. Approximately $16,000 of depreciation expense has been recognized in cost of goods sold for the year ended December 31, 2020.

Note 8 – Intangible Assets and Goodwill

Intangible Assets

The following table shows the gross carrying values and accumulated amortization of the Company’s intangible assets by type as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(30)	$20	$50	$(20)	$30
Intellectual property	1,098	(26)	1,072	-	-	-
Customer relationships	540	(96)	444	540	(64)	476
Total intangible assets	$1,688	$(152)	$1,536	$590	$(84)	$506

The Company recognized amortization expense of approximately $68,000 for the year ended December 31, 2021. Of the approximately $68,000, approximately $42,000 was recognized in selling, general and administrative expenses and approximately $26,000 was recognized in cost of goods sold on the accompanying consolidated statement of operations and comprehensive loss.

The Company recognized amortization expense of approximately $42,000 for the year ended December 31, 2020 in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

As of December 31, 2021, future amortization expense for the next five years is estimated to be:

2022	$152,000
2023	$152,000
2024	$142,000
2025	$142,000
2026	$142,000

The Company did not recognize any intangible asset impairment charges during the years ended December 31, 2021 or 2020.

Goodwill

Goodwill had a carrying value on the Company’s consolidated balance sheets of $0.8 million at December 31, 2021 and 2020, respectively. Goodwill has been allocated to the Water Filtration segment. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2021 or 2020 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the consolidated balance sheet is $0.5 million and $0.7 million as of December 31, 2021 and 2020, respectively. Accumulated amortization is $1.8 million and $1.6 million as of December 31, 2021 and 2020, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of $0.1 million was recognized in each of the years ended December 31, 2021 and 2020 on the consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the years ended December 31, 2021 or 2020.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Royalty expense of $0.3 million and $0.2 million for the year ended December 31, 2021 and 2020, respectively, was recognized and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $70,000 and $68,000 of this royalty expense was included in accounts payable as of December 31, 2021 and 2020, respectively.

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

On May 26, 2020, the Company terminated the Revolver and, as a result, recognized fees of approximately $7,000, which are included in interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. Although the Revolver was terminated, the Loan Agreement, as amended on May 26, 2020 to reflect this termination, remains in place for purposes of specifying obligations related to the Secured Note (see Note 11 – Secured Note Payable).

For the year ended December 31, 2020, excluding approximately $7,000 related to the termination of the Revolver, approximately $25,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss.

Note 11 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. The Secured Note was amended and restated on May 26, 2020 to reflect the then-current balance on the Secured Note. There were no other changes to the terms and conditions of the Secured Note. As of December 31, 2021 and 2020, the principal balance of the Secured Note was $0.3 million and $0.6 million, respectively.

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

In addition, Nephros International Limited, a wholly owned subsidiary of the Company, unconditionally guaranteed the Company’s obligations under the Loan Agreement.

During each of the years ended December 31, 2021 and 2020, the Company made payments under the Secured Note of $0.3 million. Included in the total payments made, approximately $38,000 and $58,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, future principal maturities are as follows (in thousands):

2022	$248
2023	95
Total	$343

Note 12 – Paycheck Protection Program Loan

On April 24, 2020, the Company obtained a loan from the U.S. Small Business Administration’s Paycheck Protection Program (“PPP”) in the amount of $0.5 million (“PPP loan”). Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses during the first 24 weeks of the loan. On January 14, 2021, the U.S Small Business Administration notified the Company that, in accordance with the PPP terms, the PPP loan was forgiven in full, including all principal and interest outstanding as of the date of forgiveness. As such, $0.5 million has been recognized as an extinguishment of debt on the Company’s consolidated statement of operations and comprehensive loss. The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Cares Act. All borrowers are required to maintain the PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

Note 13 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of approximately 1 year to 4 years.

The Company entered into an operating lease that began in December 2017 for 380 Lackawanna Place, South Orange, New Jersey 07079, which consists of approximately 7,700 square feet of space. The rental agreement expires in November 2022 with a monthly cost of approximately $11,000. Approximately $11,000 related to a security deposit for this U.S. office facility is classified as prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheet as of December 31, 2021 and 2020. The Company uses this facility to house its corporate headquarters and research facilities.

The Company entered into an operating lease in March 2019 for approximately 16,000 total square feet of office space at 3221 Polaris Avenue, Las Vegas, Nevada 89118. The rental agreement commenced in June 2019 and expires in August 2024 with a monthly cost of approximately $15,000. Approximately $20,000 related to a security deposit for this office facility is classified as other assets on the consolidated balance sheet as of December 31, 2021 and 2020.

The Company entered into an operating lease in March 2020 for 1015 Telegraph Street, Unit B, Reno, Nevada 89502. The rental agreement commenced in March 2020 and expires in February 2022 with an option to extend for two additional years that the Company is reasonably certain to exercise. The monthly cost is approximately $5,000. Approximately $5,000 related to a security deposit for this office facility is classified as other assets on the consolidated balance sheet as of December 31, 2021 and 2020.

The Company also has lease agreements for an automobile and office equipment.

The components of total lease costs were as follows (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease cost	$391	$402
Finance lease cost:
Amortization of right-of-use assets	12	7
Interest on lease liabilities	2	2
Total finance lease cost	14	9
Variable lease cost	48	43
Total lease cost	$453	$454

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$429	$392
Financing cash flows from finance leases	$11	$6

Supplemental balance sheet information related to leases was as follows (in thousands except years):

	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$706	$1,002
Finance lease right-of-use assets	$24	$35

Current portion of operating lease liabilities	$352	$321
Operating lease liabilities, net of current portion	400	735
Total operating lease liabilities	$752	$1,056

Current portion of finance lease liabilities	$12	$11
Finance lease liabilities, net of current portion	12	24
Total finance lease liabilities	$24	$35

Weighted average remaining lease term
Operating leases	2.2 years	3.1 years
Finance leases	2.2 years	3.3 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$395	$14
2023	269	8
2024	156	4
Total future minimum lease payments	820	26
Less imputed interest	(68)	(2)
Total	$752	$24

Note 14 - Accrued Expenses

Accrued expenses as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Accrued bonus	$232	$81
Accrued directors’ fees	-	169
Accrued legal	37	-
Accrued sales commission	34	24
Accrued sales tax payable	26	-
Accrued franchise tax	21	-
Accrued other	94	67
	$444	$341

Note 15 - Income Taxes

There was no income tax current or deferred tax benefit or expense recognized during the years ended December 31, 2021 and 2020.

A reconciliation of the income tax benefit computed at the statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
U.S. federal statutory rate	21.00%	21.00%
State taxes	1.82%	1.31%
Expired NOLs and credits	(6.60)%	(31.40)%
Stock-based compensation	(2.17)%	(2.40)%
Federal research and development credits	2.59%	3.38%
Other	(1.27)%	2.98%
Paycheck protection loan forgiveness	2.62%	-
Valuation allowance	(17.99)%	4.98%
Effective tax rate	-%	(0.15)%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$18,473	$17,922
Research and development credits	1,413	1,348
Nonqualified stock option compensation expense	601	487
Lease liabilities	179	256
Other temporary book - tax differences	75	69
Total deferred tax assets	20,741	20,082

Deferred tax liabilities:
Lease right-of-use assets	(169)	(244)
Fixed and intangible asset basis difference	(119)	(76)
Total deferred tax liabilities	(288)	(320)

Deferred tax assets, net	20,453	19,762
Valuation allowance for deferred tax assets	(20,453)	(19,762)
Deferred tax assets, net after valuation allowance	$-	$-

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required. The Company’s valuation allowance increased approximately $691,000 from December 31, 2020 to December 31, 2021.

At December 31, 2021, the Company had Federal income tax net operating loss carryforwards of $81.8 million and State income tax net operating loss carryforwards of $4.9 million. Foreign income tax net operating loss carryforwards were $7.6 million as of December 31, 2021. The Company had Federal research and development tax credit carryforwards of $1.4 million at December 31, 2021. State research and development tax credit carryforwards of approximately $7,000 at December 31, 2021. The Company’s net operating losses and research and development tax credits may ultimately be limited by Section 382 of the Internal Revenue Code and, as a result, the Company may be unable to offset future taxable income (if any) with losses, or its tax liability with credits, before such losses and credits expire. Included in the Federal net operating loss carryforwards are $13.0 million of losses generated from 2018 onward that have an indefinite carryover period. The remaining Federal and New Jersey net operating loss carryforwards and Federal and New Jersey tax credit carryforwards will expire at various times between 2021 and 2038 unless utilized.

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

Stock Plans

In 2015, the Board of Directors adopted the Nephros, Inc. 2015 Equity Incentive Plan (“2015 Plan”). As of December 31, 2021, including amendments approved by the Board of Directors, 2,547,400 shares of common stock were approved for issuance pursuant to stock options, restricted stock and other equity incentive awards to the Company’s employees, directors and consultants. The maximum contractual term for stock options granted under the 2015 Plan is 10 years.

As of December 31, 2021, options to purchase 1,349,471 shares of common stock had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between April 15, 2025 and December 14, 2031. Taking into account all options and restricted stock granted under the 2015 Plan, there are 633,209 shares available for future grant under the 2015 Plan. Generally, grants vest based on a service condition only and vest between two to four years.

The Company’s previously adopted and approved plan, the 2004 Stock Incentive Plan (“2004 Plan”), expired in the year ended December 31, 2014. As of December 31, 2021, options to purchase 43,705 shares of common stock had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between March 24, 2021 and March 26, 2024. As of December 31, 2021, 33,334 options had been issued to non-employees under the 2004 Plan and were outstanding with an expiration date of April 23, 2023. No shares are available for future grants under the 2004 Plan. Options currently outstanding are fully vested.

Stock Options

The Company has elected to recognize forfeitures as they occur. Stock-based compensation expense recognized for the years ended December 31, 2021 and 2020 was $0.9 million and $0.7 million, respectively.

For the year ended December 31, 2021, $0.9 million and approximately $48,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the year ended December 31, 2020, $0.6 million and approximately $55,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

The following table summarizes the option activity for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	1,011, 082	$5.51
Options granted	291,648	7.01
Options forfeited or expired	(33,402)	8.60
Options exercised	(3,668)	2.84
Outstanding at December 31, 2020	1,265,660	$5.78
Options granted	391,156	7.81
Options forfeited or expired	(152,051)	6.71
Options exercised	(78,255)	4.79
Outstanding at December 31, 2021	1,426,510	$6.29

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2021 and 2020 (in thousands except per share prices):

	Shares	Weighted Average Exercise Price
Exercisable at December 31, 2020	814,160	$5.21
Vested and expected to vest at December 31, 2020	1,239,473	$5.76
Exercisable at December 31, 2021	877,633	$5.46
Vested and expected to vest at December 31, 2021	1,395,932	$6.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility.

	Option Pricing Assumptions
Grant Year	2021	2020
Stock Price Volatility	70.62%	71.88%
Risk-Free Interest Rates	1.02%	0.41%
Expected Life (in years)	6.17	6.23
Expected Dividend Yield	0%	0%

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

The weighted-average fair value of options granted in 2021 and 2020 is $4.94 and $4.45, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2021 were $0.7 million and $0.8 million, respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest as of December 31, 2021 was 6.6 years.

The intrinsic values of stock options exercised were approximately $265,000 and $20,000 for the years ended December 31, 2021 and 2020.

As of December 31, 2021, there was $2.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 3.0 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors. The grant date fair value of restricted stock is based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	55,111	$8.57
Vested	(55,111)	8.57
Nonvested at December 31, 2020	-	-
Granted	83,513	8.07
Vested	(23,781)	8.06
Nonvested at December 31, 2021	59,732	$8.07

The total fair value of restricted stock that vested during the years ended December 31, 2021 and 2020 was $0.2 million and $0.5 million, respectively.

Total stock-based compensation expense for the restricted stock granted to employees and non-employee directors was approximately $333,000 for the year ended December 31, 2021 and is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. Total stock-based compensation expense for the restricted stock granted to employees and non-employee directors was approximately $52,000 for the year ended December 31, 2020. Approximately $42,000 and $10,000 is included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2020. Approximately $169,000 of restricted stock was granted to employees during the year ended December 31, 2021 for services rendered during the year ended December 31, 2020.

As of December 31, 2021, there was approximately $172,000 of unrecognized compensation expense related to the restricted stock awards which will be amortized over the weighted average remaining requisite service period of 2.5 years.

The aggregate shares of common stock legally issued and outstanding as of December 31, 2021 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. There were no SRP stock options granted during the year ended December 31, 2021. SRP stock options are being expensed over the respective vesting period, which is based on a service condition.

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	23,040	$5.00
Options forfeited or expired	(8,587)	5.00
Outstanding at December 31, 2020	14,453	$5.00
Options forfeited or expired	(9,173)	5.00
Outstanding at December 31, 2021	5,280	$5.00

Stock-based compensation expense related to the SRP stock options was approximately $3,000 for the year ended December 31, 2021 and is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options was approximately $37,000 for the year ended December 31, 2020. For the year ended December 31, 2020, approximately $16,000 and $21,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of December 31, 2021.

Note 17 - Stockholders’ Equity

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

October 2020 Common Stock Issuance

On October 20, 2020, the Company issued 833,333 shares of the Company’s common stock in a registered direct offering, resulting in gross proceeds to the Company of $5.0 million. The purchase price for each share was $6.00. Proceeds, net of equity issuance costs of $0.3 million, recorded as a result of the offering were $4.7 million. Of the 833,333 shares of the Company’s common stock issued, 166,667 shares, resulting in proceeds of $1.0 million, were sold to the Company’s largest stockholder.

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

Each share of Series A Preferred accrues dividends at the rate per annum of $0.40 per share. The accruing dividends shall accrue from day to day, whether or not declared, and shall be cumulative and shall be payable only when, as, and if declared by the Board. As of December 31, 2021, accrued dividends on the Series A Preferred was $0.8 million.

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

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. As of December 31, 2021 and 2020, all of the Company’s outstanding warrants are classified as equity.

The following table summarizes certain terms of all of the Company’s outstanding warrants at December 31, 2021 and 2020:

			Exercise	Total Common Shares Issuable as of December 31,
Title of Warrant	Date Issued	Expiry Date	Price	2021	2020
Equity-classified warrants

June 2016 – Note and Warrant Agreement	6/7/2016	6/7/2021	$2.70	-	127,121
March 2017 – private placement warrants	3/22/2017	3/22/2022	$2.70	123,476	143,476

Warrants Exercised During 2021 and 2020

During the year ended December 31, 2021, the Company issued an aggregate of 120,966 shares of its common stock upon the exercise of outstanding warrants relating to an aggregate of 126,008 shares of common stock. Of such 120,966 shares issued, 110,003 were issued in cash exercises resulting in gross proceeds to the Company of $0.3 million (the “Cash Exercises”) and 10,963 shares were issued in connection with cashless (net) exercises of outstanding warrant relating to 16,005 shares of common stock (the “Cashless Exercises”). Among the shares issued in connection with the Cash Exercises, 66,667 shares were issued to the Company’s largest stockholder, which resulted in proceeds to the Company of $0.2 million. Among the Cashless Exercises, 4,570 shares of common stock were issued to persons affiliated with members of the Company’s management upon the exercise of warrants relating to 6,669 shares.

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

Note 18 – Savings Incentive Match Plan

On January 1, 2017, the Company established a Savings Incentive Match Plan for Employees Individual Retirement Account (SIMPLE IRA), which covers all employees. The SIMPLE IRA Plan provides for voluntary employee contributions up to statutory IRA limitations. The Company matches 100% of employee contributions to the SIMPLE IRA Plan, up to 3% of each employee’s salary. The Company contributed and expensed approximately $92,000 and $89,000 to the SIMPLE IRA in 2021 and 2020, respectively.

Note 19 - Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 9 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2021, the Company agreed to make minimum annual aggregate purchases from Medica of €3.3 million (approximately $3.9 million). For the year ended December 31, 2021, the Company’s aggregate purchase commitments totaled €3.5 million (approximately $4.2 million).

Note 20 – Segment Reporting

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment (in thousands):

	Year Ended December 31, 2021

	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$10,217	$187	$-	$10,404
Gross margin	5,641	102	-	5,743
Research and development expenses	1,251	668	247	2,166
Depreciation and amortization expense	200	2	-	202
Selling, general and administrative expenses	7,124	515	71	7,710
Total operating expenses	8,575	1,184	318	10,078
Loss from operations	$(2,934)	$(1,083)	$(318)	$(4,335)

	Year Ended December 31, 2020

	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$8,532	$29	$-	$8,561
Gross margin	4,900	13	-	4,913
Research and development expenses	1,240	262	1,257	2,759
Depreciation and amortization expense	192	-	-	192
Selling, general and administrative expenses	5,693	468	305	6,466
Change in fair value of contingent consideration	(229)	-	-	(229)
Total operating expenses	6,896	730	1,562	9,188
Loss from operations	$(1,996)	$(717)	$(1,562)	$(4,275)

As of December 31, 2021, $0.2 million of total assets in the Renal Products segment consisted of cash received from the loan agreement between Nephros and SRP.

As of December 31, 2020, $0.2 million of total assets were in the Renal Products segment. The $0.2 million consisted of $0.1 million of remaining cash received from the sale of Series A Preferred during the year ended December 31, 2018 and prepaid expenses and other current assets of $0.1 million.

Note 21 – Subsequent Event

On February 1, 2022, SRP, the Company’s majority-owned subsidiary, entered into a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) with the holders of SRP’s outstanding shares of Series A Preferred Stock. The Amendment amended the terms of the Series A Preferred Stock Purchase Agreement, dated September 9, 2018, among SRP and the purchasers identified therein (the “SRP Purchase Agreement”), pursuant to which SRP had sold to such purchasers an aggregate of 600,000 shares of its Series A Preferred Stock at a price of $5.00 per share resulting in total gross proceeds of $3.0 million. The purpose of the Amendment was to permit SRP to sell up to an additional 100,003 shares of its Series A Preferred Stock at one or more closings to occur by February 28, 2022, and on the same terms and conditions as otherwise set forth in the SRP Purchase Agreement. Pursuant to the Amendment, on February 4, 2022, SRP conducted a closing in which it sold 100,003 shares of Series A Preferred Stock, resulting in gross proceeds of $500,015. The Company purchased 62,500 shares of SRP’s Series A Preferred at such closing and, as a result, maintained its 62.5% stock ownership position in SRP. The other purchasers at the February 4, 2022 closing included the Company’s Chief Executive Officer, who purchased 833 shares, and Lambda Investors LLC (“Lambda”), an affiliate of Wexford Capital, which beneficially owns approximately 36% of the Company’s common stock, which purchased 29,938 shares of SRP Series A Preferred Stock. Such purchases were made on the same terms as all other purchasers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during 2021 or 2020.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures were effective as of December 31, 2021. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on the assessment, management concluded that as of December 31, 2021, the internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Proposal No. 1 – Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Compensation Matters” in the 2022 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Stock Ownership of Management and Principal Stockholders” and “Compensation Matters” in the 2022 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the 2022 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

Report of independent registered public accounting firm. Baker Tilly US, LLP, 1 Highwood Drive, Tewksbury, MA 01876, Firm ID - 23

Consolidated balance sheets as of December 31, 2021 and 2020.

Consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.

Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2021 and 2020.

Consolidated statements of cash flows for the years ended December 31, 2021 and 2020.

Notes to consolidated financial statements.

(2) Exhibits:

Exhibit No.	Description
3.1	Conformed Copy of the Fourth Amended and Restated Certificate of Incorporation, incorporating those Certificates of Amendment dated June 4, 2007; June 29, 2007; November 13, 2007; October 23, 2009; March 10, 2011; March 11, 2011 and July 8, 2019, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Quarterly Report on Form 10-K for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019.

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007.

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Form of Warrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

4.4	Description of Capital Stock, incorporated by reference to Exhibit 4.5 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

10.1	Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004. †

10.2	Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the SEC on August 5, 2005. †

10.3	Amendment No. 2 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007. †

10.4	Amendment No. 3 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.51 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 †

10.5	Amendment No. 4 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on December 2, 2010. †

10.6	Amendment No. 5 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Appendix A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on April 11, 2013. †

10.7	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan, dated June 14, 2013, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013. †

10.8	Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.9	Form of Incentive Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.10	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.11	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.12	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.13	Nephros, Inc. Director Compensation Policy, incorporated by reference to Exhibit 10.15 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

10.14	License Agreement, dated July 1, 2011, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.62 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on June 27, 2011.

10.15	First Amendment to License Agreement, dated February 19, 2014, between the Registrant and Bellco S.r.l., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on February 25, 2014.

10.16	License and Supply Agreement, dated April 23, 2012, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2012.

10.17	Second Amendment to License and Supply Agreement, dated May 4, 2015, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

10.18	Third Amendment to License and Supply Agreement, dated May 5, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.19	Fourth Amendment to License and Supply Agreement, dated September 26, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 27, 2017.

10.20	Sublicense Agreement, dated May 6, 2015, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.+

10.21	Second Amendment to Sublicense Agreement, dated January 30, 2019, between the Registrant and CamelBak Products, LLC, incorporated by reference to Exhibit 10.24 to Nephros, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 12, 2019.

10.22	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007.

10.23	Form of Registration Rights Agreement, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.24	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.25	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.26	Registration Rights Agreement, dated November 12, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.

10.27	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

10.28	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.29	First Amendment to Registration Rights Agreement, dated September 23, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.30	Registration Rights Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.31	Series A Preferred Stock Purchase Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.32	Amended and Restated Certificate of Incorporation for Specialty Renal Products, Inc., dated September 5, 2018, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.33	Amendment dated December 10, 2018, to Amended and Restated Certificate of Incorporation of Specialty Renal Products, Inc., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 10, 2018.

10.34	Investor Rights Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.35	Voting Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.36	Right of First Refusal and Co-Sale Agreement, dated September 5, 2018, among Specialty Renal Products, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the SEC on November 8, 2018.

10.37	Amended and Restated Loan and Security Agreement, dated May 26, 2020, by and between Tech Capital, LLC and the Registrant, incorporated by reference to Exhibit 10.2 to Nephros Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020.

10.38	Amended and Restated Secured Promissory Note (Single Advance – Non-Revolving), dated May 26, 2020, issued by the Registrant, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020.

10.39	Employment Agreement between the Registrant and Andrew Astor, dated August 23, 2020, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 5, 2020. †

10.40	Consulting Agreement between the Registrant and Daron Evans, dated August 23, 2020, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 5, 2020.

10.41	Consulting Agreement between Specialty Renal Products, Inc. and Daron Evans, dated August 26, 2020, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 5, 2020.

10.42	Loan Agreement between the Registrant and Specialty Renal Products, dated October 7, 2020, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on October 13, 2020.

10.43	8% Convertible Promissory Note, from Specialty Renal Products, Inc. to the Registrant, dated October 7, 2020, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on October 13, 2020.

10.44	Form of Securities Purchase Agreement dated October 15, 2020, between the Registrant and the Purchasers, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K filed with the SEC on October 16, 2020.

10.45	Letter Agreement, dated November 30, 2020, between Wesley S. Lobo and the Registrant (incorporated by reference to Exhibit 10.55 to Nephros, Inc.’s Annual Report on From 10-K for the year ended December 31, 2020). †

10.46	Separation Agreement and Release, between the Company and Daniel DAgostino, dated January 28, 2021 (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).†

10.47	Asset Purchase Agreement between Nephros, Inc. and GenArraytion, Inc. dated July 9, 2021 (incorporated by reference to Exhibit 10.1 to Nephros Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021). *

21.1	List of Subsidiaries of Nephros, Inc. *

23.1	Consent of Baker Tilly US, LLP Independent Registered Public Accounting Firm. *

24.1	Power of Attorney (included on the signature page). *

31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 3, 2022
	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Andrew Astor, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Astor	President, Chief Executive Officer and Chief Financial Officer	March 3, 2022
Andrew Astor	(Principal Executive and Financial Officer)

/s/ Arthur H. Amron	Director	March 3, 2022
Arthur H. Amron

/s/ Oliver Spandow	Director	March 3, 2022
Oliver Spandow

/s/ Alisa Lask	Director	March 3, 2022
Alisa Lask

/s/ Thomas Gwydir	Director	March 3, 2022
Thomas Gwydir

