Form 10-Q
period 2022-03-31
NEPHROS INC
filed 2022-05-05
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 2, 2022, 10,318,818 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,421	$6,973
Accounts receivable, net	1,293	1,641
Inventory	4,679	4,795
Prepaid expenses and other current assets	264	225
Total current assets	11,657	13,634
Property and equipment, net	384	366
Lease right-of-use assets	644	730
Intangible assets, net	1,498	1,536
Goodwill	759	759
License and supply agreement, net	502	536
Other assets	84	89
TOTAL ASSETS	$15,528	$17,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$253	$248
Accounts payable	897	1,334
Accrued expenses	263	444
Current portion of lease liabilities	335	364
Total current liabilities	1,748	2,390
Secured note payable, net of current portion	24	95
Equipment financing, net of current portion	3	4
Lease liabilities, net of current portion	351	412
TOTAL LIABILITIES	2,126	2,901

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at March 31, 2022 and December 31, 2021; 10,318,818 and 10,258,444 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	147,781	147,346
Accumulated other comprehensive income	61	64
Accumulated deficit	(137,692)	(135,725)
Subtotal	10,160	11,695
Noncontrolling interest	3,242	3,054
TOTAL STOCKHOLDERS’ EQUITY	13,402	14,749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,528	$17,650

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue:
Product revenues	$2,177	$2,712
Royalty and other revenues	10	24
Total net revenues	2,187	2,736
Cost of goods sold	1,162	1,149
Gross margin	1,025	1,587
Operating expenses:
Research and development	578	556
Depreciation and amortization	52	50
Selling, general and administrative	2,348	1,999
Total operating expenses	2,978	2,605
Loss from operations	(1,953)	(1,018)
Other (expense) income:
Interest expense	(7)	(13)
Interest income	2	3
Extinguishment of PPP loan	-	482
Other (expense) income, net	(9)	9
Total other (expense) income:	(14)	481
Net loss	(1,967)	(537)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(63)	(59)
Net loss attributable to Nephros, Inc. shareholders	$(2,030)	$(596)

Net loss per common share, basic and diluted	$(0.20)	$(0.06)
Weighted average common shares outstanding, basic and diluted	10,213,898	9,883,035

Comprehensive loss:
Net loss	$(1,967)	$(537)
Other comprehensive loss, foreign currency translation adjustments	(3)	(6)
Comprehensive loss	(1,970)	(543)
Comprehensive loss attributable to noncontrolling interest	(63)	(59)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(2,033)	$(602)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2021	10,198,712	$10	$147,346	$64	$(135,725)	$11,695	$3,054	$14,749
Net loss		-	-	-	(1,967)	(1,967)	-	(1,967)
Change in non-controlling interest		-	-	-	-	-	188	188
Net unrealized losses on foreign currency translation, net of tax		-	-	(3)	-	(3)	-	(3)
Exercise of warrants	60,374	-	163	-	-	163	-	163
Stock-based compensation		-	272	-	-	272	-	272
Balance, March 31, 2022	10,259,086	$10	$147,781	$61	$137,692	$10,160	$3,242	$13,402

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2020	9,873,006	$10	$144,296	$74	$(131,858)	$12,522	$3,051	$15,573
Net loss		-	-	-	(537)	(537)	-	(537)
Net unrealized losses on foreign currency translation, net of tax		-	-	(6)	-	(6)	-	(6)
Exercise of options	14,754	-	62			62		62
Cashless exercise of options	131	-	-	-	-	-	-	-
Stock-based compensation		-	443	-	-	443	2	445
Balance, March 31, 2021	9,887,891	$10	$144,801	$68	$(132,395)	$12,484	$3,053	$15,537

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(1,967)	$(537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	17	7
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	75	46
Stock-based compensation, including stock options and restricted stock	272	276
Inventory obsolescence charge	49	9
Extinguishment of PPP loan	-	(482)
Change in right of use asset	86	77
Gain on foreign currency transactions	-	(4)
Decrease (increase) in operating assets:
Accounts receivable	348	(354)
Inventory	67	616
Prepaid expenses and other current assets	(39)	130
Other assets	4	-
(Decrease) increase in operating liabilities:
Accounts payable	(437)	76
Accrued expenses	(183)	161
Lease liabilities	(89)	(76)
Net cash used in operating activities	(1,797)	(55)
INVESTING ACTIVITIES:
Purchase of property and equipment	(34)	(23)
Net cash used in investing activities	(34)	(23)
FINANCING ACTIVITIES:
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	188	-
Principal payments on finance lease liability	(3)	(3)
Principal payments on equipment financing	(1)	(1)
Payments on secured note payable	(66)	(61)
Proceeds from exercise of options	-	62
Proceeds from exercise of warrants	163	-
Net cash provided by (used in) financing activities	281	(3)
Effect of exchange rates on cash and cash equivalents	(2)	(5)
Net decrease in cash and cash equivalents	(1,552)	(86)
Cash and cash equivalents, beginning of year	6,973	8,249
Cash and cash equivalents, end of year	$5,421	$8,163
Supplemental disclosure of cash flow information
Cash paid for interest expense	$7	$12
Cash paid for income taxes	$-	$21
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$-	$21

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

The Company’s primary U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey 07079, 3221 Polaris Avenue, Las Vegas, Nevada 89102 and 1015 Telegraph Street, Unit B, Reno, Nevada 89502. These locations house the Company’s corporate headquarters, research, manufacturing, and distribution facilities. In addition, the Company maintains small administrative offices in various locations in the United States.

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses, during the reporting period. Actual results could differ materially from those estimates. Included in these estimates are assumptions about the collection of accounts receivable, value of inventories, useful life of fixed assets and intangible assets, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets, and assumptions used in determining stock compensation such as expected volatility and risk-free interest rate.

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $137.7 million as of March 31, 2022.

On February 1, 2022, SRP entered into a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) with the holders of SRP’s outstanding shares of Series A Preferred Stock. The Amendment amended the terms of the Series A Preferred Stock Purchase Agreement, dated September 9, 2018, among SRP and the purchasers identified therein (the “SRP Purchase Agreement”), pursuant to which SRP had sold to such purchasers an aggregate of 600,000 shares of its Series A Preferred Stock at a price of $5.00 per share resulting in total gross proceeds of $3.0 million. The purpose of the Amendment was to permit SRP to sell up to an additional 100,003 shares of its Series A Preferred Stock at one or more closings to occur by February 28, 2022, and on the same terms and conditions as otherwise set forth in the SRP Purchase Agreement. Pursuant to the Amendment, on February 4, 2022, SRP conducted a closing in which it sold 100,003 shares of Series A Preferred Stock, resulting in gross proceeds of $500,015. The Company purchased 62,500 shares of SRP’s Series A Preferred at such closing and, as a result, maintained its 62.5% stock ownership position in SRP. The other purchasers at the February 4, 2022 closing included the Company’s Chief Executive Officer, who purchased 313 shares, and Lambda Investors LLC (“Lambda”), an affiliate of Wexford Capital, which beneficially owns approximately 36% of the Company’s common stock, which purchased 25,938 shares of SRP Series A Preferred Stock. Such purchases were made on the same terms as all other purchasers. In addition to the funds provided by the Series A Purchase Agreement, Nephros and SRP continue to maintain a loan agreement under which Nephros agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These funds are to be used to fund SRP’s operating activities and are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021. As of March 31, 2022, the outstanding balance, including accrued interest, was $1.3 million.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The Company adopted this guidance as of January 1, 2022 and the guidance did not have an impact on its condensed consolidated financial statements.

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

Major Customers

For the three months ended March 31, 2022 and 2021, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2022	2021
A	24%	17%
B	12%	15%
C	8%	10%
Total	44%	42%

As of March 31, 2022 and December 31, 2021, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2022	2021
B	15%	11%
C	11%	8%
A	9%	0%
Total	35%	19%

Accounts Receivable

The Company provides credit terms to customers in connection with purchases of the Company’s products. Management periodically reviews customer account activity in order to assess the adequacy of the allowances provided for potential collection issues and returns. Factors considered include economic conditions, each customer’s payment and return history and credit worthiness. Adjustments, if any, are made to reserve balances following the completion of these reviews to reflect management’s best estimate of potential losses. The allowance for doubtful accounts was approximately $1,000 as of March 31, 2022, and December 31, 2021, respectively.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2022 and 2021, depreciation expense was approximately $17,000 and $7,000, respectively.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three months ended March 31, 2022 or 2021. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the three months ended March 31, 2022 and 2021 is comprised of:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Royalty revenue under the Bellco License Agreement	$-	$14
Other revenue	10	10
Total royalty and other revenue	$10	$24

Bellco License Agreement

With regard to the OLpūr MD190 and MD220, on June 27, 2011, the Company entered into a License Agreement (as thereafter amended, the “License Agreement”), effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters (the “Products”). Under the License Agreement, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label, and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries. Under the License Agreement with Bellco, the Company received upfront payments which were previously deferred and subsequently recognized as license revenue over the term of the License Agreement.

The License Agreement also provided minimum sales targets which, if not satisfied, will, at the discretion of the Company, result in conversion of the license to non-exclusive status. Beginning on January 1, 2015 through and including December 31, 2021, Bellco committed to pay the Company a royalty based on the number of units of Products sold per year in the covered territory as follows: for the first 125,000 units sold in total, €1.75 (approximately $2.10) per unit; thereafter, €1.25 (approximately $1.50) per unit. The License Agreement also provided for a fixed royalty payment payable to the Company for the period beginning on January 1, 2015 through and including December 31, 2021 if the minimum sales targets are not met. The License Agreement expired in accordance with its terms on December 31, 2021.

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

At March 31, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At March 31, 2022 and December 31, 2021, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2022
Cash	$2,398	$		$
Money market funds	3,023
Cash and cash equivalents	$5,421		$-		$-

December 31, 2021
Cash	$2,952	$		$
Money market funds	4,021
Cash and cash equivalents	$6,973		$-		$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of March 31, 2022 and December 31, 2021 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Finished goods	$3,622	$3,760
Raw materials	1,057	1,035
Total inventory	$4,679	$4,795

Note 6 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets for the three months ended March 31, 2022 and December 31, 2021 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	March 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(32)	$18	$50	$(30)	$20
Intellectual property	1,098	(53)	1,045	1,098	(26)	1,072
Customer relationships	540	(105)	435	540	(96)	444
Total intangible assets	$1,688	$(190)	$1,498	$1,688	$(152)	$1,536

The Company recognized amortization expense of approximately $38,000 for the three months ended March 31, 2022. Of the approximately $38,000, approximately $11,000 was recognized in selling, general and administrative expenses and approximately $27,000 was recognized in cost of goods sold on the accompanying consolidated statement of operations and comprehensive loss.

The Company recognized amortization expense of approximately $10,000 for the three months ended March 31, 2021 in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

As of March 31, 2022, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2022 (excluding the three months ended March 31, 2022)	114
2023	152
2024	142
2025	142
2026	142

The Company did not recognize any intangible asset impairment charges during the three months ended March 31, 2022 or 2021.

Goodwill

Goodwill has a carrying value on the Company’s condensed consolidated balance sheets of $0.8 million at March 31, 2022 and December 31, 2021. Goodwill has been allocated to the Water Filtration segment.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the condensed consolidated balance sheet is $0.5 million as of March 31, 2022 and December 31, 2021, respectively. Accumulated amortization is $1.8 million as of March 31, 2022 and December 31, 2021, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended March 31, 2022 and 2021 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three months ended March 31, 2022 or March 31, 2021.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $59,000 and $72,000 for the three months ended March 31, 2022 and 2021, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $59,000 and $70,000 of this royalty expense was included in accounts payable as of March 31, 2022 and December 31, 2021, respectively.

Note 8 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital, LLC (“Tech Capital”) for a principal amount of $1.2 million. The Secured Note was amended and restated on May 26, 2020 to reflect the then-current balance on the Secured Note. There were no other changes to the terms and conditions of the Secured Note. As of March 31, 2022, the principal balance of the Secured Note was $0.3 million.

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrues interest at a rate of 8% per annum. Principal and interest payments are due on the first day of each month commencing on May 1, 2018. The Secured Note is subject to terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement entered into on August 17, 2017 and subsequently on December 20, 2019 (the “Loan Agreement”). An event of default under such Loan Agreement is an event of default under the Secured Note and vice versa. In addition, the accounts receivable, inventory, and other assets of Nephros International Limited, a wholly-owned subsidiary of the Company, are available collateral in meeting the Company’s obligations under the Loan Agreement.

During each of the three months ended March 31, 2022 and 2021, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $6,000 and $11,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, future principal maturities are as follows (in thousands):

Fiscal Years
2022 (excluding the three months ended March 31, 2022)	$182
2023	95
Total	$277

Note 9 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 4 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
	(in thousands)
Operating lease cost	$111	$101
Finance lease cost:
Amortization of right-of-use assets	4	3
Interest on lease liabilities	2	1
Total finance lease cost	6	4
Variable lease cost	9	9
Total lease cost	$126	$114

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$111	$101
Financing cash flows from finance leases	3	3

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Operating lease right-of-use assets	$623	$706
Finance lease right-of-use assets	$21	$24

Current portion of operating lease liabilities	$323	$352
Operating lease liabilities, net of current portion	342	400
Total operating lease liabilities	$665	$752

Current portion of finance lease liabilities	$12	$12
Finance lease liabilities, net of current portion	9	12
Total finance lease liabilities	$21	$24

Weighted average remaining lease term
Operating leases		2.2 years
Finance leases		2.2 years

Weighted average discount rate
Operating leases		8.0%
Finance leases		8.0%

As of March 31, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022 (excluding the three months ended March 31, 2022)	$294	$10
2023	269	8
2024	156	7
2025	-	4
Total future minimum lease payments	719	29
Less imputed interest	(54)	(8)
Total	$665	$21

Note 10 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations and comprehensive loss. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

During the three months ended March 31, 2022, the Company granted stock options to purchase 15,500 shares of common stock to employees. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three months ended March 31, 2022 was approximately $38,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the three months ended March 31, 2022.

Assumptions for Option Grants
Stock Price Volatility	65.67%
Risk-Free Interest Rate	1.75%
Expected Life (in years)	6.24
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $236,000 and $233,000 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, approximately $223,000 and $13,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2021, approximately $222,000 and $11,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three months ended March 31, 2022 and 2021, as the Company is in a net operating loss position. As of March 31, 2022, there was $2.2 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.8 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed consolidated statement of operations was approximately $41,000 and $41,000 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, approximately $41,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.No restricted stock was granted to employees during the three months ended March 31, 2022. Approximately $168,000 of restricted stock was granted to employees during the three and nine months ended September 30, 2021 for services rendered during the year ended December 31, 2020

As of March 31, 2022, there was approximately $131,000 of unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 3.0 years.

The aggregate shares of common stock legally issued and outstanding as of March 31, 2022 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards.

There were no SRP stock options granted during the three months ended March 31, 2022. There was no stock-based compensation expense recognized related to the SRP stock options for the three months ended March 31, 2022. Stock-based compensation expense related to the SRP stock options was approximately $2,000 for the three months ended March 31, 2021 and is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. SRP stock options are being expensed over the respective vesting period, which is based on a service condition. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Note 11 – Stockholders’ Equity

Noncontrolling Interest

On February 1, 2022, SRP entered into a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) with the holders of SRP’s outstanding shares of Series A Preferred Stock. The Amendment amended the terms of the Series A Preferred Stock Purchase Agreement, dated September 9, 2018, among SRP and the purchasers identified therein (the “SRP Purchase Agreement”), pursuant to which SRP had sold to such purchasers an aggregate of 600,000 shares of its Series A Preferred Stock at a price of $5.00 per share resulting in total gross proceeds of $3.0 million. The purpose of the Amendment was to permit SRP to sell up to an additional 100,003 shares of its Series A Preferred Stock at one or more closings to occur by February 28, 2022, and on the same terms and conditions as otherwise set forth in the SRP Purchase Agreement. Pursuant to the Amendment, on February 4, 2022, SRP conducted a closing in which it sold 100,003 shares of Series A Preferred Stock, resulting in gross proceeds of $500,015. The Company purchased 62,500 shares of SRP’s Series A Preferred at such closing and, as a result, maintained its 62.5% stock ownership position in SRP. The other purchasers at the February 4, 2022 closing included the Company’s Chief Executive Officer, who purchased 313 shares, and Lambda Investors LLC (“Lambda”), an affiliate of Wexford Capital, which beneficially owns approximately 36% of the Company’s common stock, which purchased 25,938 shares of SRP Series A Preferred Stock. Such purchases were made on the same terms as all other purchasers. In addition to the funds provided by the Series A Purchase Agreement, Nephros and SRP continue to maintain a loan agreement under which Nephros agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These funds are to be used to fund SRP’s operating activities and are expected to be sufficient to fund SRP through the planned FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021. As of March 31, 2022, the outstanding balance, including accrued interest, was $1.3 million.

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

Warrants

During the three months ended March 31, 2022, warrants to purchase 60,374 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 60,374 shares of the Company’s common stock. Of the warrants exercised during the three months ended March 31, 2022, warrants to purchase 14,815 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $40,000.

Note 12 – Net Loss per Common Share

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	March 31,
	2022	2021
Shares underlying warrants outstanding	-	260,597
Shares underlying options outstanding	1,442,010	1,288,949
Unvested restricted stock	59,732	64,338

Note 13 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2022, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.5 million (approximately $4.1 million). As of March 31, 2022, the Company’s aggregate purchase commitments totaled €1.5 million (approximately $1.6 million).

Contractual Obligations

See Note 9 – Leases for a discussion of the Company’s contractual obligations.

Note 14 – Segment Reporting

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

The accounting policies for the Company’s segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended March 31, 2022
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,159	$28	$-	$2,187
Gross margin (loss)	1,053	(28)	-	1,025
Research and development expenses	255	206	117	578
Depreciation and amortization expense	51	1	-	52
Selling, general and administrative expenses	2,150	171	27	2,348
Total operating expenses	2,456	378	144	2,978
Loss from operations	$(1,403)	$(406)	$(144)	$(1,953)

	Three Months Ended March 31, 2021
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,736	$-	$-	$2,736
Gross margin	1,587	-	-	1,587
Research and development expenses	294	119	143	556
Depreciation and amortization expense	50	-	-	50
Selling, general and administrative expenses	1,876	101	22	1,999
Total operating expenses	2,220	220	165	2,605
Loss from operations	$(633)	$(220)	$(165)	$(1,018)

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

As of 2019, according to the American Hospital Association, there are approximately 6,100 hospitals in the U.S., with approximately 921,000 beds. In 2019, over 36 million patients were admitted to these hospitals. The U.S. Centers for Disease Control and Prevention (“CDC”) estimates that healthcare associated infections (“HAI”) occur in approximately 1 out of every 31 hospital patients, which calculates to over 1 million patients in 2019. HAIs affect patients in hospitals or other healthcare facilities and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility, but appearing after discharge, and occupational infections among staff. Many HAIs are caused by waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities.

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

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the dialysis setting to aid in bacteria, virus, and endotoxin retention:

●	The DSU-D, SSU-D and SSUmini are in-line, 0.005-micron ultrafilters that provide protection from bacteria, viruses, and endotoxins. All of these products have an up to 12-month product life in the dialysis setting and are used to filter water following treatment with a reverse osmosis (“RO”) system, and to filter bicarbonate concentrate. These ultrafilters are primarily used in the water lines and bicarbonate concentrate lines leading into dialysis machines, and as a polish filter for portable RO machines.

●	The EndoPur is a 0.005-micron cartridge ultrafilter that provides single-stage protection from bacteria, viruses, and endotoxins. The EndoPur has an up to 12-month product life in the dialysis setting and is used to filter water following treatment with an RO system. More specifically, the EndoPur is used primarily to filter water in large RO systems designed to provide ultrapure water to an entire dialysis clinic. The EndoPur is a cartridge-based, “plug and play” market entry that requires no plumbing at installation or replacement. The EndoPur is available in 10”, 20”, and 30” configuration.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018, and, as such, CamelBak has no further minimum fee obligations. Related to this Sublicense Agreement, there was no royalty revenue recognized during the three months ended March 31, 2022 and 2021.

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

On July 9, 2021, we acquired substantially all of the assets of GenArraytion, Inc. (“GenArraytion”). This acquisition gave us access to GenArraytion’s many proprietary assays, multiplexing technology, and selection methods for detecting waterborne pathogens and other microorganisms using Polymerase Chain Reaction technology. GenArraytion’s assets and business has been integrated into our Pathogen Detection Systems segment.

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

We submitted the second-generation HDF system for FDA clearance in June 2021. In October 2021, after an elongated review process, the FDA accepted SRP’s HDF Assist Device into its “substantive review” phase for 510(k) clearance. In late December 2021, FDA requested additional information from SRP about its submission. Specifically, the FDA requested additional support for the shelf-life and stability of SRP’s disposables; changes to its labels, documentation, and user screens; additional electrical testing; additional user testing; and additional HD machine-specific system performance testing. We completed the work to address the FDA’s list and resubmitted for review on March 30 of this year.

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

Critical Accounting Policies

For the three-month period ended March 31, 2022, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,187	$2,736	$(549)	(20)%
Cost of goods sold	1,162	1,149	13	1%
Gross margin	1,025	1,587	(562)	(35)%
Gross margin %	47%	58%	-	(11)%
Research and development expenses	578	556	22	4%
Depreciation and amortization expense	52	50	2	4%
Selling, general and administrative expenses	2,348	1,999	349	17%
Loss from operations	(1,953)	(1,018)	(935)	92%
Interest expense	(7)	(13)	6	(46)%
Interest income	2	3	(1)	(33)%
Forgiveness of PPP Loan	-	482	(482)	(100)%
Other (expense) income, net	(9)	9	(18)	(211)%
Net loss	(1,967)	(537)	(1,430)	267%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(63)	(59)	(4)	7%
Net loss attributable to Nephros, Inc.	$(2,030)	$(596)	$(1,434)	241%

Net Revenues. Our business is reported in three reportable segments: Water Filtration, Pathogen Detection and Renal Products. Our net revenues in each of these segments for the three months ended March 31, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase	% Increase
Water Filtration	$2,159	$2,736	$(577)	(21)%
Pathogen Detection	28	-	28	100%
Total	$2,187	$2,736	$(549)	(20)%

The decrease in net revenues of $0.6 million or 21%, in the Water Filtration segment was driven primarily by comparatively lower emergency response (ER) revenues in our hospital market. ER revenues are inherently difficult to predict, due to their emergency nature. In the quarter ended March 31, 2021, these revenues were unusually high, and in the same quarter of 2022, they were unusually low. We do not believe these differences represent a fundamental change in market dynamics, but rather reflect the uneven nature of ER revenues over time.

Total net revenues in the Pathogen Detection segment increased 100%. Pathogen Detection is still an early stage business, and significant revenue fluctuations are expected.

Gross Profit Margin

	2022	2021	% Increase (Decrease)
Water Filtration	49%	58%	(9)%
Pathogen Detection	(101)%	-%	(101)%
Total	47%	58%	(11)%

Consolidated gross profit margin was approximately 47% for the three months ended March 31, 2022 compared to approximately 58% for the three months ended March 31, 2021. The decrease of approximately 11% was driven primarily by large increases in shipping costs. In addition, other contributing factors included product-related amortization charges stemming from the July 2021 acquisition of GenArraytion, minor one-time charges. and inventory obsolescence.

Research and Development Expenses

Research and development expenses by segment for the three months ended March 31, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$255	$294	$(39)	(13)%
Pathogen Detection	206	119	87	73%
Renal Products	117	143	(26)	(18)%
Total	$578	$556	$22	4%

Consolidated research and development expenses increased approximately $22,000 due to increased research and development investments of $0.1 million in our Pathogen Detection products partially offset by decreasing investment in the second-generation HDF product in the Renal Products segment and research and development in our Water Filtration segment.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $52,000 and $50,000, respectively, for the three months ended March 31, 2022 and 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the three months ended March 31, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$2,150	$1,877	$273	15%
Pathogen Detection	171	100	71	71%
Renal Products	27	22	5	23%
Total	$2,348	$1,999	$349	17%

Consolidated selling, general and administrative expenses increased $0.4 million primarily due to increased headcount related expenditures of $0.2 million and increased travel and marketing expenses of $0.1 million in the Water Filtration segment. The remainder of the increase was due to headcount related, travel and marketing expenses in the Pathogen Detection segment in support of increasing revenue.

Interest Expense

Interest expense was approximately $7,000 for the three months ended March 31, 2022. It is comprised primarily of interest on our secured note payable. Interest expense was approximately $13,000 for the three months ended March 31, 2021, comprised primarily of interest on our secured note payable.

Interest Income

Interest income was approximately $2,000 for the three months ended March 31, 2022 compared to approximately $3,000 for the three months ended March 31, 2021.

Extinguishment of PPP loan

Our outstanding PPP loan was forgiven in January of 2021 resulting in an extinguishment of approximately $482,000.

Other Income (Expense), net

Other expense was approximately $10,000 for the three months ended March 31, 2022 as a result of losses on foreign currency transactions. Other income was approximately $9,000 for the three months ended March 31, 2021 as a result of gains on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2022 and December 31, 2021 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	March 31,	December 31,
Liquidity and Capital Resources	2022	2021
Cash and cash equivalents	$5,421	$6,973
Other current assets	6,236	6,661
Working capital	9,907	11,244
Stockholders’ equity	13,402	14,749

At March 31, 2022, we had an accumulated deficit of $137.7 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

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

Net cash used in operating activities was $1.8 million for the three months ended March 31, 2022 compared to approximately $55,000 for the three months ended March 31, 2021, an increase of $1.7 million due primarily to an increase of $1.4 million in net loss as a result of decreased revenue for the three months ended March 31, 2022 compared to 2021, reduced gross margin due to several factors including higher shipping costs, increased selling, general and administrative expenses primarily as a result of increased headcount and a gain on the forgiveness of the PPP loan during the three months ended March 31, 2021.

Net cash used in investing activities was approximately $34,000 and $23,000, respectively, for the three months ended March 31, 2022 and 2021 due to purchases of property and equipment.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2022, primarily due to proceeds from the sale of subsidiary preferred shares to a noncontrolling interest of $0.2 million and proceeds from the exercise of warrants of $0.2 million partially offset by payments of $0.1 million on our secured note. Net cash used in financing activities of approximately $3,000 for the three months ended March 31, 2021 resulted from payments of approximately $61,000 on our secured note offset by proceeds from the exercise of options of approximately $62,000.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which, if not obtained, could adversely affect our potential sales and revenues;
●	inflationary pressures and supply chain challenges across most industries could negatively impact our revenues, margins, and customer satisfaction;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding when needed or on terms favorable to us in order to continue operation;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products, pathogen detection system products or chronic renal failure therapy products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers, and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent pre-clinical or clinical trials;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;
●	we may not be able to achieve sales growth in key geographic markets; and
●	future waves of COVID-19 infections may cause disruptions to our business, including reduced product sales and supply chain disruptions.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factor, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”) under the caption “Item 1A. Risk Factors.”  If any of the risks described below or in our 2021 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.  Moreover, the risks described below and in our 2021 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Prolonged inflation and supply chain disruptions could result in lost revenue, higher costs and decreased profit margins.

The components of our filter products are supplied to us by third party vendors.  Recent inflationary pressures have resulted in increased fuel, raw materials and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. In some cases, our suppliers have been unable to meet delivery schedules due to excess demand and labor shortages, and lead times have lengthened throughout our supply chain. Our efforts to mitigate potential supply chain disruptions may not be successful or may have unfavorable effects. For example, efforts to purchase parts in advance may result in increased storage costs or excess inventory. If our costs rise due to continuing significant inflationary pressures or supply chain disruptions, we may not be able to fully offset such higher costs through price increases. In addition, delays in obtaining materials or components from our suppliers could delay launches of new products or result in lost opportunities to sell our products due to their availability. Increased costs and decreased product availability due to supply chain issues could adversely impact our revenue and/or gross margin, and could thereby harm our business, financial condition, and results of operation.

Item 5. Other Information

On February 1, 2022, Specialty Renal Products, Inc. (“SRP”), the Company’s 62.5%-owned subsidiary, entered into a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) with the holders of SRP’s outstanding shares of Series A Preferred Stock. The Amendment amended the terms of the Series A Preferred Stock Purchase Agreement, dated September 9, 2018, among SRP and the purchasers identified therein (the “SRP Purchase Agreement”), pursuant to which SRP had sold to such purchasers an aggregate of 600,000 shares of its Series A Preferred Stock at a price of $5.00 per share resulting in total gross proceeds of $3.0 million. Pursuant to the Amendment, SRP was permitted to sell up to an additional 100,003 shares of its Series A Preferred Stock at one or more closings to occur by February 28, 2022, and on the same terms and conditions as otherwise set forth in the SRP Purchase Agreement. Pursuant to the Amendment, on February 4, 2022, SRP conducted a closing in which it sold 100,003 shares of Series A Preferred Stock, resulting in gross proceeds of $500,015. The Company purchased 62,500 shares of SRP’s Series A Preferred at such closing and, as a result, maintained its 62.5% stock ownership position in SRP. The other purchasers at the February 4, 2022 closing included the Company’s Chief Executive Officer, who purchased 313 shares, and Lambda Investors LLC, an affiliate of Wexford Capital, which beneficially owns approximately 36% of the Company’s common stock, which purchased 25,938 shares of SRP Series A Preferred Stock. Such purchases were made on the same terms as all other purchasers.

The Company and SRP previously entered into a Loan Agreement on October 20, 2020 (the “Loan Agreement”), pursuant to which the Company loaned to SRP $1.3 million with a maturity date of December 31, 2021. On January 19, 2022, the Company and SRP entered into a First Amendment to the Loan Agreement pursuant to which the maturity date was extended to March 31, 2023.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1 *	First Amendment to Loan Agreement dated January 19, 2022, between the Company and Specialty Renal Products, Inc.

10.2 *	First Amendment to Series A Preferred Stock Purchase Agreement, dated February 1, 2022, among Specialty Renal Products, Inc. and the Purchaser parties identified therein.

10.3 *	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Specialty Renal Products, Inc., dated February 4, 2022

31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: May 5, 2022	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

