Form 10-Q
period 2022-06-30
NEPHROS INC
filed 2022-08-15
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 10, 2022, 10,318,818 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,179	$6,973
Accounts receivable, net	2,128	1,641
Inventory	4,664	4,795
Prepaid expenses and other current assets	151	225
Total current assets	11,122	13,634
Property and equipment, net	450	366
Lease right-of-use assets	626	730
Intangible assets, net	1,460	1,536
Goodwill	759	759
License and supply agreement, net	469	536
Other assets	67	89
TOTAL ASSETS	$14,953	$17,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$210	$248
Accounts payable	1,411	1,334
Accrued expenses	185	444
Current portion of lease liabilities	305	364
Total current liabilities	2,111	2,390
Secured note payable, net of current portion	-	95
Equipment financing, net of current portion	3	4
Lease liabilities, net of current portion	358	412
TOTAL LIABILITIES	2,472	2,901

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at June 30, 2022 and December 31, 2021; 10,318,818 and 10,258,444 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	10	10
Additional paid-in capital	148,040	147,346
Accumulated other comprehensive income	-	64
Accumulated deficit	(138,829)	(135,725)
Subtotal	9,221	11,695
Noncontrolling interest	3,260	3,054
TOTAL STOCKHOLDERS’ EQUITY	12,481	14,749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,953	$17,650

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Product revenues	$2,839	$2,196	$5,016	$4,908
Royalty and other revenues	45	70	55	94
Total net revenues	2,884	2,266	5,071	5,002
Cost of goods sold	1,523	991	2,685	2,140
Gross margin	1,361	1,275	2,386	2,862
Operating expenses:
Research and development	431	487	1,009	1,043
Depreciation and amortization	64	51	116	101
Selling, general and administrative	2,070	1,854	4,418	3,853
Total operating expenses	2,565	2,392	5,543	4,997
Loss from operations	(1,204)	(1,117)	(3,157)	(2,135)
Other income (expense):
Interest expense	(6)	(11)	(13)	(24)
Interest income	1	3	3	6
Extinguishment of PPP loan	-	-	-	482
Other income (expense), net	72	(1)	63	8
Total other income (expense):	67	(9)	53	472
Net loss	(1,137)	(1,126)	(3,104)	(1,663)
Less: Undeclared deemed dividend attributable to noncontrolling interest	(66)	(60)	(129)	(119)
Net loss attributable to Nephros, Inc. shareholders	(1,203)	(1,186)	(3,233)	(1,782)

Net loss per common share, basic and diluted	$(0.12)	$(0.12)	$(0.31)	$(0.18)
Weighted average common shares outstanding, basic and diluted	10,299,148	9,943,026	10,265,267	9,913,196

Comprehensive loss:
Net loss	$(1,137)	$(1,126)	$(3,104)	$(1,663)
Other comprehensive income (loss), foreign currency translation adjustments, net of tax	-	2	(3)	(4)
Comprehensive loss	(1,137)	(1,124)	(3,107)	(1,667)
Comprehensive loss attributable to noncontrolling interest	(66)	(60)	(129)	(119)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,203)	$(1,184)	$(3,236)	$(1,786)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and six months ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2021	10,198,712	$10	$147,346	$64	$(135,725)	$11,695	$3,054	$14,749
Net loss	-	-	-	-	(1,967)	(1,967)	-	(1,967)
Change in non-controlling interest	-	-	-	-	-	-	188	188
Net unrealized losses on foreign currency translation, net of tax	-	-	-	(3)	-	(3)	-	(3)
Exercise of warrants	60,374	-	163	-	-	163	-	163
Stock-based compensation	-	-	272	-	-	272	-	272
Balance, March 31, 2022	10,259,086	$10	$147,781	$61	$(137,692)	$10,160	$3,242	$13,402
Net loss	-	$-	$-	$-	$(1,137)	$(1,137)	$-	$(1,137)
Restricted stock vesting	44,732	-	-	-	-	-	-	-
Elimination of cumulative translation adjustment, upon closing of wholly owned foreign subsidiary	-	-	-	(61)	-	(61)	-	(61)
Stock-based compensation	-	-	259	-	-	259	18	277
Balance, June 30, 2022	10,303,818	$10	$148,040	$-	$(138,829)	$9,221	$3,260	$12,481

	Three and six months ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2020	9,873,006	$10	$144,296	$74	$(131,858)	$12,522	$3,051	$15,573
Net loss	-	-	-	-	(537)	(537)	-	(537)
Net unrealized losses on foreign currency translation, net of tax	-	-	-	(6)	-	(6)	-	(6)
Exercise of options	14,754	-	62	-	-	62	-	62
Cashless exercise of options	131	-	-	-	-	-	-	-
Stock-based compensation	-	-	443	-	-	443	2	445
Balance, March 31, 2021	9,887,891	$10	$144,801	$68	$(132,395)	$12,484	$3,053	$15,537

Net loss	-	$-	$-	$-	$(1,126)	$(1,126)	$-	$(1,126)
Net unrealized gains on foreign currency translation, net of tax	-	-	-	2	-	2	-	2
Cashless exercise of options	14,616	-	-	-	-	-	-	-
Exercise of warrants	110,003	-	297	-	-	297	-	297
Cashless exercise of warrants	10,963	-	-	-	-	-	-	-
Stock-based compensation	-	-	280	-	-	280	1	281
Balance, June 30, 2021	10,023,473	$10	$145,378	$70	$(133,521)	$11,937	$3,054	$14,991

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(3,104)	$(1,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	53	15
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	143	94
Stock-based compensation, including stock options and restricted stock	549	557
Inventory obsolescence charge	108	37
Extinguishment of PPP loan	-	(482)
Gain on foreign currency transactions	(60)	(8)
Change in right-of-use assets	174	158
Decrease (increase) in operating assets:
Accounts receivable	(487)	(19)
Inventory	23	180
Prepaid expenses and other current assets	74	144
Other assets	22	(15)
(Decrease) increase in operating liabilities:
Accounts payable	77	685
Accrued expenses	(262)	300
Lease liabilities	(179)	(155)
Net cash used in operating activities	(2,869)	(172)

INVESTING ACTIVITIES:
Purchase of property and equipment	(137)	(23)
Net cash used in investing activities	(137)	(23)

FINANCING ACTIVITIES:
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	188	-
Payments on secured note payable	(133)	(123)
Principal payments on finance lease liability	(3)	(7)
Principal payments on equipment financing	(1)	(1)
Proceeds from exercise of warrants	163	297
Proceeds from exercise of options	-	62
Net cash provided by financing activities	214	228
Effect of exchange rates on cash and cash equivalents	(2)	(4)
Net (decrease) increase in cash and cash equivalents	(2,794)	29
Cash and cash equivalents, beginning of period	6,973	8,249
Cash and cash equivalents, end of period	$4,179	$8,278

Supplemental disclosure of cash flow information
Cash paid for interest expense	$13	$23
Cash paid for income taxes	$-	$35

Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$69	$21

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

In July 2018, the Company formed a new subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its second-generation hemodiafiltration system and other products focused on improving therapies for patients with renal disease. After SRP’s formation, the Company assigned to SRP all of the Company’s rights to three patents relating to the Company’s hemodiafiltration technology, which were carried at zero book value. SRP is a reportable segment, referred to as the Renal Products segment.

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The condensed consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Nephros, Inc. and its subsidiaries, including the Company’s wholly owned subsidiary Nephros International which was dissolved during the quarter ended June 30, 2022, and SRP, in which the Company maintains a controlling interest. Outside stockholders’ interest in SRP of 37.5% is shown on the condensed consolidated balance sheet as noncontrolling interest. All intercompany accounts and transactions were eliminated in the preparation of the accompanying condensed consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses, during the reporting period. Actual results could differ materially from those estimates. Included in these estimates are assumptions about the collection of accounts receivable, net realizable value of inventories, useful life of fixed assets and intangible assets, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets, and assumptions used in determining stock compensation such as expected volatility and risk-free interest rate.

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $138.8 million as of June 30, 2022.

In February 2022, pursuant to a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) among SRP and the holders of SRP’s outstanding shares of Series A Preferred Stock, SRP issued and sold an additional 100,003 shares of its Series A Preferred Stock at a price of $5.00 per share, resulting in total gross proceeds of $500,015. See “Note 11 – Stockholders’ Equity – Noncontrolling Interest,” below. In addition to the funds provided by the sale of these additional shares of Series A Preferred Stock, the Company and SRP continue to maintain a loan agreement under which the Company agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These loaned funds were used to fund SRP’s operating activities through the recent FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021 and which received 510(k) clearance on May 13, 2022. As of June 30, 2022, the outstanding balance of this loan, including accrued interest, was $1.4 million.

Based on cash that is available for the Company’s operations, projections of future Company operations, and recent expense reduction measures taken by management, the Company believes that its cash balances will be sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. In the event that operations do not meet expectations, the Company may need to further reduce discretionary expenditures such as additional headcount, new R&D projects, and other variable costs to alleviate any substantial doubt as to the Company’s ability to continue as a going concern.

While significant progress has been made against the COVID-19 pandemic, some uncertainty remains with respect to the Company’s projections regarding the availability of sufficient cash resources, due to the possibility that COVID-19 infections could increase again and cause further disruption to economic conditions. During the pandemic, particularly during calendar year 2020, the Company saw decreased demand for its hospital filtration products, particularly in emergency pathogen outbreak response. In addition, sales to new customers during 2020 – including water filtration and pathogen detection products – were hindered by pandemic-related travel restrictions. Also in 2020, the Company’s commercial filtration products, which are primarily targeted at the hospitality and food service markets, saw a decrease in demand, due to the closure of many hotels and restaurants. The Company believes that broad vaccine distribution and increased population immunity has reduced the probability of further significant negative COVID-19 impacts, but if these decreases in demand return and the Company is unable to achieve its revenue plan, the Company may need to reduce budgeted expenditures as appropriate to preserve its available capital resources, which could slow its revenue growth plans.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options,” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The Company adopted this guidance as of January 1, 2022, and the guidance did not have an impact on its condensed consolidated financial statements.

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

Major Customers

For the three months ended June 30, 2022 and 2021, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2022	2021
A	17%	14%
B	12%	9%
C	12%	10%
D	6%	11%
Total	47%	44%

For the six months ended June 30, 2022 and 2021, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

Customer	2022	2021
A	20%	16%
B	12%	13%
Total	32%	29%

No other customer accounted for 10% or more of the Company’s revenue during the periods presented above.

As of June 30, 2022 and December 31, 2021, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2022	2021
C	13%	19%
A	11%	8%
B	10%	11%
E	10%	0%
Total	44%	38%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. The allowance for doubtful accounts was approximately $1,000 as of June 30, 2022, and December 31, 2021, respectively.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2022, depreciation expense was approximately $22,000 and $28,000, respectively. For the three and six months ended June 30, 2021, depreciation expense was approximately $8,000 and $15,000, respectively.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three and six months ended June 30, 2022 or 2021. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the three and six months ended June 30, 2022 and 2021 is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Royalty revenue under the Bellco License Agreement	$-	$15	$-	$29
Royalty revenue under the Sublicense Agreement with Camelbak (1)	-	20	-	20
Other revenue	45	35	55	45
Total royalty and other revenue	$45	$70	$55	$94

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and, if such fees are not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations.

Bellco License Agreement

On June 27, 2011, the Company entered into a License Agreement (as thereafter amended, the “License Agreement”), effective July 1, 2011, with Bellco S.r.l. (“Bellco”), an Italy-based supplier of hemodialysis and intensive care products, for the manufacturing, marketing and sale of the Company’s patented mid-dilution dialysis filters (the “Products”). Under the License Agreement, the Company granted Bellco a license to manufacture, market and sell the Products under its own name, label, and CE mark in certain countries on an exclusive basis, and to do the same on a non-exclusive basis in certain other countries. Under the License Agreement with Bellco, the Company received upfront payments which were previously deferred and subsequently recognized as license revenue over the term of the License Agreement. In addition, the License Agreement also provided for the payment of certain royalties to the Company based on the number of units of Products sold per year in the covered territory. The License Agreement expired in accordance with its terms on December 31, 2021.

Other Revenue – Other revenues are derived from sales of services to customers, which primarily include installation, training and testing on products and equipment sold to certain customers.

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

At June 30, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At June 30, 2022 and December 31, 2021, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2022
Cash	$2,155	$		$
Money market funds	2,024
Cash and cash equivalents	$4,179		$-		$-

December 31, 2021
Cash	$2,952	$		$
Money market funds	4,021
Cash and cash equivalents	$6,973		$-		$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of June 30, 2022 and December 31, 2021 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Finished goods	$3,639	$3,760
Raw materials	1,025	1,035
Total inventory	$4,664	$4,795

Note 6 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets at June 30, 2022 and December 31, 2021 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	June 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(35)	$15	$50	$(30)	$20
Intellectual property	1,098	(82)	1,016	1,098	(26)	1,072
Customer relationships	540	(111)	429	540	(96)	444
Total intangible assets	$1,688	$(228)	$1,460	$1,688	$(152)	$1,536

The Company recognized amortization expense of approximately $38,000 for the three months ended June 30, 2022 and $11,000 for the three months ended June 30, 2021. Of the approximately $38,000, approximately $11,000 was recognized in selling, general and administrative expenses and approximately $27,000 was recognized in cost of goods sold on the accompanying condensed consolidated statement of operations and comprehensive loss.

The Company recognized amortization expense of approximately $76,000 for the six months ended June 30, 2022 and $21,000 for the six months ended June 30, 2021. Of the approximately $76,000, approximately $21,000 was recognized in selling, general and administrative expenses and approximately $55,000 was recognized in cost of goods sold on the accompanying condensed statement of operations and comprehensive loss.

As of June 30, 2022, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2022 (excluding the six months ended June 30, 2022)	$76
2023	152
2024	142
2025	142
2026	142

The Company did not recognize any intangible asset impairment charges during the three and six months ended June 30, 2022 or 2021.

Goodwill

Goodwill has a carrying value on the Company’s condensed consolidated balance sheets of approximately $0.8 million at June 30, 2022 and December 31, 2021. Goodwill has been allocated to the Water Filtration segment.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the condensed consolidated balance sheet is $0.5 million as of June 30, 2022 and December 31, 2021, respectively. Accumulated amortization is $1.8 million as of June 30, 2022 and December 31, 2021, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended June 30, 2022 and 2021 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the six months ended June 30, 2022 or June 30, 2021.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $73,000 and $56,000 for the three months ended June 30, 2022 and 2021, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $132,000 and $128,000 for the six months ended June 30, 2022 and 2021, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $73,000 and $70,000 of this royalty expense was included in accounts payable as of June 30, 2022 and December 31, 2021, respectively.

Note 8 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital, LLC (“Tech Capital”) for a principal amount of $1.2 million. The Secured Note was amended and restated on May 26, 2020 to reflect the then-current balance on the Secured Note. There were no other changes to the terms and conditions of the Secured Note. As of June 30, 2022, the principal balance of the Secured Note was $0.2 million.

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

During each of the three months ended June 30, 2022 and 2021, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $5,000 and $10,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022 and 2021. During each of the six months ended June 30, 2022 and 2021, the Company made payments under the Secured Note of approximately $144,000. Included in the total payments made, approximately $11,000 and $22,000 was recognized as interest expense on the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, future principal maturities are as follows (in thousands):

Fiscal Years
2022 (excluding the six months ended June 30, 2022)	$115
2023	95
Total	$210

Note 9 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 3 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021
	(in thousands)
Operating lease cost	$102	$99
Finance lease cost:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	1	1
Total finance lease cost	2	3
Variable lease cost	10	10
Total lease cost	$114	$112

	Six months ended June 30, 2022	Six months ended June 30, 2021
	(in thousands)
Operating lease cost	$213	$200
Finance lease cost:
Amortization of right-of-use assets	5	5
Interest on lease liabilities	3	2
Total finance lease cost	8	7
Variable lease cost	19	19
Total lease cost	$240	$226

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$211	$208
Financing cash flows from finance leases	$3	$7

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Operating lease right-of-use assets	$608	$867
Finance lease right-of-use assets	$18	$30

Current portion of operating lease liabilities	$295	$344
Operating lease liabilities, net of current portion	350	575
Total operating lease liabilities	$645	$919

Current portion of finance lease liabilities	$10	$12
Finance lease liabilities, net of current portion	8	18
Total finance lease liabilities	$18	$30

Weighted average remaining lease term
Operating leases	2.1 years	2.7 years
Finance leases	1.8 years	2.7 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of June 30, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022 (excluding the six months ended June 30, 2022)	$196	$7
2023	276	8
2024	204	7
2025	25	4
2026	-	-
Total future minimum lease payments	701	26
Less imputed interest	(56)	(8)
Total	$645	$18

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

Stock Options

The Company granted stock options to purchase 239,000 and 254,500 shares of common stock, respectively, to employees during the three and six months ended June 30, 2022. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and six months ended June 30, 2022, was approximately $0.3 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the six months ended June 30, 2022.

Assumptions for Option Grants
Stock Price Volatility	75.24%
Risk-Free Interest Rate	2.68%
Expected Life (in years)	5.59
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was approximately $242,000 and $215,000 for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, approximately $225,000 and $17,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2021, approximately $203,000 and $12,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was $473,000 and $448,000 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, approximately $443,000 and $30,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2021, approximately $424,000 and $24,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three or six months ended June 30, 2022 and 2021, as the Company is in a net operating loss position. As of June 30, 2022, there was approximately $2.1 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.4 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed consolidated statement of operations was approximately $17,000 and $65,000 for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, approximately $17,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2021, approximately $65,000 is included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock was approximately $58,000 and $106,000 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, approximately $58,000 is included in selling, general and administrative expenses and research and development expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2021, approximately $106,000 is included in selling, general and administrative expenses and research and development expenses, on the accompanying condensed consolidation statement of operations and comprehensive loss.

As of June 30, 2022, there was approximately $114,000 of unrecognized compensation expense related to 15,000 unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.6 years.

The aggregate shares of common stock legally issued and outstanding as of June 30, 2022 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan (the “SRP Plan”) was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options, restricted stock and other stock awards.

SRP issued 29,880 shares of restricted stock pursuant to the SRP Plan during the three and six months ended June 30, 2022. Stock-based compensation expense related to the SRP stock grants was approximately $18,000, for the three and six months ended June 30, 2022 and was included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to the SRP stock grants was approximately $1,000 and $3,000, respectively, for the three and six months ended June 30, 2021 and are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

SRP stock grants are expensed over the respective vesting period, which was based on a service condition. Stock-based compensation expense related to the SRP stock grants is presented by the Company as noncontrolling interest on the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

Note 11 – Stockholders’ Equity

Noncontrolling Interest

On February 1, 2022, SRP entered into a First Amendment to Series A Preferred Stock Purchase Agreement (the “SRP Amendment”) with the holders of SRP’s outstanding shares of Series A Preferred Stock. The SRP Amendment amended the terms of the Series A Preferred Stock Purchase Agreement, dated September 9, 2018, among SRP and the purchasers identified therein (the “SRP Purchase Agreement”), pursuant to which SRP had sold to such purchasers an aggregate of 600,000 shares of its Series A Preferred Stock at a price of $5.00 per share resulting in total gross proceeds of $3.0 million. The purpose of the SRP Amendment was to permit SRP to sell up to an additional 100,003 shares of its Series A Preferred Stock at one or more closings to occur by February 28, 2022, and on the same terms and conditions as otherwise set forth in the SRP Purchase Agreement. Pursuant to the SRP Amendment, on February 4, 2022, SRP conducted a closing in which it sold 100,003 shares of Series A Preferred Stock, resulting in gross proceeds of $500,015. The Company purchased 62,500 shares of SRP’s Series A Preferred at such closing and, as a result, maintained its 62.5% stock ownership position in SRP. The other purchasers at the February 4, 2022 closing included the Company’s Chief Executive Officer, who purchased 313 shares, and Lambda Investors LLC (“Lambda”), an affiliate of Wexford Capital, which beneficially owns approximately 36% of the Company’s common stock, which purchased 25,938 shares of SRP Series A Preferred Stock. Such purchases were made on the same terms as all other purchasers. In addition to the funds provided by the Series A Purchase Agreement, Nephros and SRP continue to maintain a loan agreement under which Nephros agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These loaned funds were used to fund SRP’s operating activities through the recent FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021 and which received 510(k) clearance on May 13, 2022. As of June 30, 2022, the outstanding balance of this loan, including accrued interest, was $1.4 million.

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

Warrants

During the three months ended June 30, 2022, no warrants were exercised. Warrants to purchase 63,102 shares of the Company’s common stock expired unexercised.

During the six months ended June 30, 2022, warrants to purchase 60,374 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 60,374 shares of the Company’s common stock. Of the warrants exercised during the six months ended June 30, 2022, warrants to purchase 14,815 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $40,000.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	June 30,
	2022	2021
Shares underlying warrants outstanding	-	123,476
Shares underlying options outstanding	1,603,835	1,262,263
Unvested restricted stock	15,000	64,338

Note 13 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2022, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.5 million (approximately $3.8 million). As of June 30, 2022, the Company’s aggregate purchase commitments totaled €2.1 million (approximately $2.3 million).

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three Months Ended June 30, 2022
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,849	$35	$-	$2,884
Gross margin (loss)	1,407	(46)	-	1,361
Research and development expenses	205	159	67	431
Depreciation and amortization expense	63	1	-	64
Selling, general and administrative expenses	1,804	184	82	2,070
Total operating expenses	2,072	344	149	2,565
Loss from operations	$(665)	$(390)	$(149)	$(1,204)

	Six Months Ended June 30, 2022
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$5,008	$63	$-	$5,071
Gross margin (loss)	2,460	(74)	-	2,386
Research and development expenses	460	365	184	1,009
Depreciation and amortization expense	114	2	-	116
Selling, general and administrative expenses	3,953	356	109	4,418
Total operating expenses	4,528	722	293	5,543
Loss from operations	$(2,068)	$(796)	$(293)	$(3,157)

	Three Months Ended June 30, 2021
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,190	$76	$-	$2,266
Gross margin	1,215	60	-	1,275
Research and development expenses	305	149	33	487
Depreciation and amortization expense	51	-	-	51
Selling, general and administrative expenses	1,735	96	23	1,854
Total operating expenses	2,091	245	56	2,392
Loss from operations	$(876)	$(185)	$(56)	$(1,117)

	Six Months Ended June 30, 2021
	(in thousands)
	Water Filtration	Pathogen Detection	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$4,926	$76	$-	$5,002
Gross margin	2,802	60	-	2,862
Research and development expenses	598	268	177	1,043
Depreciation and amortization expense	101	-	-	101
Selling, general and administrative expenses	3,612	196	45	3,853
Total operating expenses	4,311	464	222	4,997
Loss from operations	$(1,509)	$(404)	$(222)	$(2,135)

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

Our pathogen detection systems are portable, near real-time systems designed to provide actionable data for testing laboratories, infection control teams, biomedical engineers in dialysis clinics, and water quality teams in building management organizations.

We also have a subsidiary, Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company, focused primarily on developing hemodiafiltration (“HDF”) technology. On May 13, 2022, the FDA gave 510(k) clearance to SRP’s second-generation model of the OLpūr H2H Hemodiafiltration System, which enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”).

We were founded in 1997 by healthcare professionals affiliated with Columbia University Medical Center/New York-Presbyterian Hospital to develop and commercialize an alternative method to hemodialysis. We have extended our filtration technologies to meet the demand for liquid purification in other areas, in particular, water purification.

COVID-19 Pandemic

Most customers and prospects – including healthcare, hospitality, and food and beverage – have re-opened to our sales activity as the country has progressed through the COVID-19 pandemic. In addition, our filter emergency response business has normalized. We expect the pandemic to continue its overall trend toward abatement in the coming months, but recent infection increases from new viral variants may interrupt that abatement from time to time, as has occurred with the Delta and Omicron variants.

During the pandemic, we maintained full operations, supporting our customers and strategic partners, with no significant interruptions in supply chain or service capabilities.

We believe that, as the COVID-19 pandemic subsides, we may experience a net positive impact on demand for our products, due especially to increased global awareness of infectious pathogens and the serious problems they cause. Specifically, we expect that:

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

Target Markets

Our ultrafiltration products currently target the following markets:

●	Hospitals and Other Healthcare Facilities: Filtration of water for washing and drinking as an aid in infection control. The filters produce water that is suitable for wound cleansing, cleaning of equipment used in medical procedures, and washing of surgeons’ hands.
●	Dialysis Centers and Home/Portable Dialysis Machines: Filtration of water or bicarbonate concentrate used in hemodialysis.
●	Commercial Facilities: Filtration and purification of water for consumption, including for use in ice machines and soft drink dispensers.
●	Military and Outdoor Recreation: Individual water purification devices used by soldiers and backpackers to produce drinking water in the field, as well as filters customized to remote water processing systems.

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

In January 2022, the Center for Clinical Standards and Quality at the Centers for Medicare and Medicaid Services (“CMS”) expanded its requirements – originally implemented in 2017 – for facilities to develop policies and procedures that inhibit the growth and spread of legionella and other opportunistic pathogens in building water systems. In this 2022 update, CMS requires teams to be assigned to the development of formal water management plans (“WMPs”), as well as detailed documentation regarding the development of the WMPs and their execution. CMS surveyors regularly review policies, procedures, and reports documenting water management implementation results to verify that facilities are compliant with these requirements. We believe that these CMS regulations may have a positive impact on the sale of our HAI-inhibiting ultrafilters.

We currently have FDA 510(k) clearance on the following portfolio of medical device products for use in the hospital setting to aid in infection control:

●	The DSU-H and SSU-H are in-line, 0.005-micron ultrafilters that provide dual- and single-stage protection, respectively, from waterborne pathogens. They are primarily used to filter potable water feeding ice machines, sinks, and medical equipment, such as endoscope washers and surgical room humidifiers. The DSU-H has an up to 6-month product life in a typical hospital setting, while the SSU-H has an up to 3-month product life.

●	The S100 is a point-of-use, 0.01-micron microfilter that provides protection from waterborne pathogens. The S100 is primarily used to filter potable water feeding sinks and showers. The S100 has an up to 3-month product life when used in a hospital setting.

●	The HydraGuardTM and HydraGuardTM - Flush are 0.005-micron cartridge ultrafilters that provide single-stage protection from waterborne pathogens. The HydraGuard ultrafilters are primarily used to filter potable water feeding ice machines and medical equipment, such as endoscope washers and surgical room humidifiers. The HydraGuard has an up to 6-month product life and the HydraGuard - Flush has an up to 12-month product life when used in a hospital setting.

Our complete hospital infection control product line, including in-line, point-of-use, and cartridge filters, can be viewed on our website at http://www.nephros.com/infection-control/. We are not including the information on our website as a part of, nor incorporating it by reference into, this Quarterly Report on Form 10-Q.

Dialysis Centers - Water/Bicarbonate. In the dialysis water market, Nephros ultrafiltration products are among the highest performing products on the market. The DSU-D, SSU-D and the SSUmini have become the standard endotoxin filter in many portable reverse osmosis systems. The EndoPur®, our large-format ultrafilter targeted at dialysis clinic water systems, provides the smallest pore size available. Following a long pilot project at a major dialysis provider, we are now seeing growth in the use of this product. In addition, we aim to expand EndoPur’s usage into heat-disinfected water systems, which we anticipate will further open the market for this product.

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

We purchased the AETHER brand to expedite our access to commercial markets and to expand our filtration expertise and capabilities. Our commercial market focus is on the hotel, restaurant, and convenience store markets. In the first-year post-acquisition, we upgraded Aether facilities to increase production and logistics capacity, integrated Aether products into the Nephros infection control product portfolio, and initiated sales efforts with several large commercial customers. In March 2022, we closed a contract to provide water filtration systems to an organization of approximately 3,000 Quick Service Restaurants (“QSR”). We continue to pursue other national accounts, which may result in step-change increases in commercial market revenue.

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018, and, as such, CamelBak has no further minimum fee obligations. Related to this Sublicense Agreement, there was no royalty revenue recognized during the three and six months ended June 30, 2022, and approximately $20,000 of revenue was recognized in the three and six months ended June 30, 2021.

Pathogen Detection Systems (“PDS”)

Pathogen Detection in Infection Control. We recently expanded our portfolio of solutions with the introduction of our PluraPath™ pathogen detection system, which we believe represents a significant growth opportunity for Nephros.

We developed the PluraPath pathogen detection system to provide real-time data to infection control teams executing their water management plans. We integrated our ultrafilter technology with emerging, quantitative polymerase chain reaction (qPCR) technology and real-time analytics. We chose a portable, open-source qPCR platform that allows us to parallel-process up to 15 different bacteria and virus assays. We worked with industry experts to select and develop DNA- and RNA-based assays that could meet our goals of providing quantitative precision within one hour. We also developed a mobile application to extract and process the data real-time. Furthermore, we designed the system so that anyone can perform qPCR testing, not just someone with training in microbiological laboratory techniques.

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

Pathogen Detection in Centralized Testing Laboratories. Due to qPCR testing’s accuracy, ability to automate, and its cost efficiencies, we expect that centralized testing laboratories will increasingly migrate their standard testing to qPCR technologies in the coming years. Nephros PDS is well positioned to assist in this strategic transformation. We are pursuing relationships with multiple centralized laboratories and testing service providers.

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

To provide a real-time solution for this testing paradigm, we developed the DialyPath™ pathogen detection and endotoxin estimation system. The DialyPath system mirrors our PluraPath but includes a gram-negative DNA marker test and test for six different gram-negative bacteria. The DialyPath system is designed to provide data on two test samples in one run in less than one hour. The system will provide an estimate of the overall endotoxin in the sample, as well as estimated levels of six specific endotoxin-generating bacteria known to be frequent invaders of dialysis clinic water systems.

Facility-Wide Pathogen Detection. Bacterial contaminants in water systems can originate from thousands of different bacterial families. The technology now exists to map the water system biome in real-time, on-site, using an enhanced form of the portable PluraPath system and a bioinformatics database. The SequaPath system provides the capability to screen water for over 20,000 different bacterial genera (families), including genera of the 40+ pathogenic bacteria listed by the Centers for Disease Control & Prevention (“CDC”) in their “Opportunistic Pathogens of Premise Plumbing.” The system incorporates our proprietary filtration technology and a DNA sequencing step that makes it possible to screen rapidly for genera of waterborne pathogens. Like PluraPath, the SequaPath platform is portable, allowing for same-day on-site analysis.

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

Our Pathogen Detection Systems laboratories facility in Reno, Nevada, has matured into a first-class, environmental test development and manufacturing organization. The lab was recently enrolled in the CDC’s ELITE Program, which recognizes approximately 150 U.S. laboratories capable of advanced isolation techniques with respect to Legionella identification. Our focus extends well beyond Legionella. Indeed, we believe our laboratories now offer the most extensive list of CDC-noted, opportunistic waterborne pathogens in a single test on the market today.

Additional Pathogen Detection Markets. On July 9, 2021, we acquired substantially all the assets of GenArraytion, Inc. (“GenArraytion”). This acquisition gave us access to GenArraytion’s many proprietary assays, multiplexing technology, and selection methods for detecting waterborne pathogens and other microorganisms using Polymerase Chain Reaction technology. GenArraytion’s assets and business have been integrated into our Pathogen Detection Systems segment.

Due primarily to the intellectual property acquired in the GenArraytion acquisition, including proprietary techniques of rapid assay development, we are exploring additional pathogen detection market opportunities, including additional waterborne pathogen detection markets as well as non-waterborne areas, such as mosquito- and tick-borne illness and women’s health panels.

Hemodiafiltration (HDF) Systems and Specialty Renal Products, Inc.

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

Nephros and First-Generation HDF

In the early 2000’s, Nephros developed a medical device that enabled a standard HD machine to perform HDF. This first-generation device (“HDF1”) was cleared by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with chronic renal failure in 2012.

We refer to our approach as an on-line mid-dilution hemodiafiltration (“mid-dilution HDF”) system. Our HDF1 solution included an OLpūr H2H Hemodiafiltration Module (“H2H Module”), an OLpūr MD 220 Hemodiafilter (“HDF Filter”) and an H2H Substitution Filter (“Dialysate Filter”).

Our H2H Module attaches to a standard HD machine to perform on-line HDF therapy. The HD machine controls and monitors the basic treatment functions, as it would normally when providing HD therapy. The H2H Module is a free-standing, movable device that is placed next to either side of an HD machine. The H2H Module connects to the clinic’s water supply, drain, and electricity.

The H2H Module utilizes the HDF Filter, which is similar to a typical hollow fiber dialyzer assembled with a single hollow fiber bundle made with a high-flux (or high-permeability) membrane. With the HDF Filter, however, the fiber bundle is separated into two discrete, but serially connected, blood paths. Dialysate flows in one direction that is counter-current to blood flow in Stage 1 and co-current to blood flow in Stage 2.

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

In the years following the HDF1 product’s FDA clearance, DaVita Healthcare Partners, the Renal Research Institute (a research division of Fresenius Medical Care), and Vanderbilt University conducted post-market evaluations of HDF1 in their clinics. We gathered feedback from these evaluations to develop a better understanding of how our system best fits into the clinical ESRD treatment paradigm. The purpose of this feedback was to better understand the potential for HDF in U.S. clinical settings, to (a) improve the quality of life for the patient, (b) reduce overall expenditure compared to other dialysis modalities, (c) minimize the impact on nurse workflow at the clinic, and (d) demonstrate the pharmacoeconomic benefit of the HDF technology to the U.S. healthcare system, as has been done in Europe with other HDF systems. The last evaluation was concluded at Vanderbilt in the first quarter of 2018.

Specialty Renal Products and Second-Generation HDF

In 2017 and 2018, we dramatically simplified and redesigned our HDF1 device into a second-generation device (HDF2). Our updates made the system significantly easier to use. By shifting from a reusable substitution ultrafilter to a disposable substitution ultrafilter, we simplified the set-up process and substantially reduced the time required between patient treatments – two of the key complaints from users of our first-generation system. We used real-time user feedback to aid in the fine-tuning of our changes to the system that impacted usability. We believe our second-generation HDF system will meet the needs of both clinicians and patients.

In July 2018, we spun-off the HDF device into a new private entity, Specialty Renal Products, Inc. (“SRP.”) We raised $3 million of new capital directly into SRP to fund the second-generation development described above. Nephros maintains a 62.5% ownership stake in SRP.

On May 13, 2022, the FDA cleared HDF2 for patient use, which enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”). To date, Nephros’s HDF1 and HDF2 systems are the only HDF systems cleared by the FDA.

In late 2022, we plan to launch the HDF2 system at 1-3 clinics to establish clinical experience. SRP is currently manufacturing devices and supplies for its commercial launch. We have also hired a Director of Operations to lead the commercial launch and select initial clinics.

In 2023, we plan to expand our efforts on a measured basis, to clinics that wish to provide HDF therapy to their patients. We believe this measured launch approach is more likely to be successful than a broader push into the market. Nephrologists in the United States are not trained on HDF therapy; however, we believe many nephrologists are interested in exploring the option. We also believe that early adopters will want to perform studies to better understand the technology. We intend to support these investigator-initiated studies.

While several studies have been performed in Europe, the body of evidence for optimal use of HDF needs to be built in the U.S. treatment setting. According to European data from Fresenius, over 15% of dialysis treatments are HDF. That could translate to over 10 million individual treatments if HDF achieved that level of penetration in the United States. We do not believe that the United States will instantaneously mirror Europe. However, we do believe that HDF therapy has a place in the treatment landscape for patients with ESRD in the United States, and we look forward to enabling this pathway.

Critical Accounting Policies

For the six-month period ended June 30, 2022, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past, including recently, and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors, including market acceptance of our products, expense management, and progress in achieving positive operating cash flow. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,884	$2,266	$618	27%
Cost of goods sold	1,523	991	532	54%
Gross margin	1,361	1,275	86	7%
Gross margin %	47%	56%	-	(9)%
Research and development expenses	431	487	(56)	(11)%
Depreciation and amortization expense	64	51	13	25%
Selling, general and administrative expenses	2,070	1,854	216	12%
Loss from operations	(1,204)	(1,117)	(87)	(8)%
Interest expense	(6)	(11)	5	45%
Interest income	1	3	(2)	(67)%
Other income (expense), net	72	(1)	73	7300%
Net loss	(1,137)	(1,126)	(11)	(1)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(66)	(60)	(6)	(10)%
Net loss attributable to Nephros, Inc.	$(1,203)	$(1,186)	$(17)	(1)%

Net Revenues. Our business is reported in three reportable segments: Water Filtration, Pathogen Detection and Renal Products. Our net revenues in each of these segments for the three months ended June 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$2,849	$2,190	$659	30%
Pathogen Detection	35	76	(41)	(54)%
Renal Products	-	-	-	-%
Total	$2,884	$2,266	$618	27%

Total net revenues in the Water Filtration segment increased 30% due to increased sales in all 3 of our filtration target markets: Hospitals, Dialysis, and Commercial. We believe these sales increases reflect growing market acceptance of our products.

Total net revenues in the Pathogen Detection segment decreased 54% due to lower-than-expected service and testing revenues.

Gross Profit Margin

	2022	2021	% Increase (Decrease)
Water Filtration	49%	55%	(6)%
Pathogen Detection	(131)%	79%	(210)%
Renal Products	-%	-%	-%
Total	47%	56%	(9)%

Consolidated gross margin was approximately 47% for the three months ended June 30, 2022 compared to approximately 56% for the three months ended June 30, 2021. The decrease of approximately 9% was driven by increased shipping costs as well as inventory expirations, certain product obsolescence, and adjustments to inventory counts. The negative gross profit margin in the Pathogen Detection segment was primarily caused by the expiration of product inventory that we acquired in connection with our 2021 acquisition of GenArraytion, Inc. Responding to supply chain cost increases, we implemented a broad price increase beginning on June 1, 2022.

Research and Development Expenses

Research and development expenses by segment for the three months ended June 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$205	$305	$(100)	(33)%
Pathogen Detection	159	149	10	7%
Renal Products	67	33	34	103%
Total	$431	$487	$(56)	(11)%

Consolidated research and development expenses decreased $56,000 primarily due to decreased investment across product lines as products matured.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the three months ended June 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$1,804	$1,735	$69	4%
Pathogen Detection	184	96	88	92%
Renal Products	82	23	59	257%
Total	$2,070	$1,854	$216	12%

Consolidated selling, general and administrative expenses increased $0.2 million primarily due initially to increased headcount expenditures, followed by severance expenses resulting from a reduction-in-force of approximately 15% of company staff in an effort to reduce operating expenses to align with current and projected revenue.

Interest Expense

Interest expense was approximately $6,000 for the three months ended June 30, 2022. It is comprised primarily of interest on our secured note payable. Interest expense was approximately $11,000 for the three months ended June 30, 2021, comprised primarily of interest on our secured note payable.

Other Income (Expense), net

Other income of approximately $72,000 for the three months ended June 30, 2022 is primarily related to the release of the cumulative translation adjustment, from accumulated other comprehensive income (loss) on the liquidation of a foreign entity. Other expense of approximately $1,000 for the three months ended June 30, 2021 is related to foreign currency exchange losses.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$5,071	$5,002	$69	1%
Cost of goods sold	2,685	2,140	545	25%
Gross margin	2,386	2,862	(476)	(17)%
Gross margin %	47%	57%	-	(10)%
Research and development expenses	1,009	1,043	(34)	(3)%
Depreciation and amortization expense	116	101	15	15%
Selling, general and administrative expenses	4,418	3,853	565	15%
Loss from operations	(3,157)	(2,135)	(1,022)	(48)%
Interest expense	(13)	(24)	11	(46)%
Interest income	3	6	(3)	(50)%
Forgiveness of PPP Loan	-	482	(482)	(100)%
Other income (expense), net	63	8	55	688%
Net loss	(3,104)	(1,663)	(1,441)	(87)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	(129)	(119)	(10)	(8)%
Net loss attributable to Nephros, Inc.	$(3,233)	$(1,782)	$(1,451)	(81)%

Net Revenues. Our business is reported in three reportable segments: Water Filtration, Pathogen Detection and Renal Products. Our net revenues in each of these segments for the six months ended June 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$5,008	$4,926	$82	2%
Pathogen Detection	63	76	(13)	(17)%
Renal Products	-	-	-	-%
Total	$5,071	$5,002	$69	1%

Total net revenues in the Water Filtration segment increased 2%.

Total net revenues in the Pathogen Detection segment decreased 17% in the six months ended June 30, 2022, due to lower-than-expected service and testing revenues. By comparison, net revenues increased 100% in the first three months of the year. Pathogen Detection is still an early-stage business, and significant revenue fluctuations are expected.

Gross Profit Margin

	2022	2021	% Increase (Decrease)
Water Filtration	49%	57%	(8)%
Pathogen Detection	(118)%	79%	(197)%
Renal Products	-%	-%	-%
Total	47%	57%	(10)%

Consolidated gross margin was approximately 47% for the six months ended June 30, 2022, compared to approximately 57% for the six months ended June 30, 2021. The decrease of approximately 10% was driven by increased shipping costs, 4.2%, lower product margins, 2.9%, as well as inventory reserve increases for, expirations, certain product obsolescence, and adjustments to inventory counts, 2.6%. The negative gross profit margin in the Pathogen Detection segment was primarily caused by the expiration of product inventory that was purchased in the 2021 acquisition of GenArraytion, Inc. Responding to supply chain cost increases, we implemented a broad price increase beginning on June 1, 2022.

Research and Development Expenses

Research and development expenses by segment for the six months ended June 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$460	$598	$(138)	(23)%
Pathogen Detection	365	268	97	36%
Renal Products	184	177	7	4%
Total	$1,009	$1,043	$(34)	(3)%

Consolidated research and development expenses decreased $34,000 primarily due to decreased investment in the Water Filtration segment, offset by increased investment in Pathogen Detection products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the six months ended June 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$3,953	$3,612	$341	9%
Pathogen Detection	356	196	160	82%
Renal Products	109	45	64	142%
Total	$4,418	$3,853	$565	15%

Consolidated selling, general and administrative expenses increased $0.6 million or 15% primarily due to increased employee related costs, $0.3 million, increased travel costs, $0.1 million and increased costs for marketing, $0.1 million.

Interest Expense

Interest expense was approximately $13,000 for the six months ended June 30, 2022 compared to $24,000 for the six months ended June 30, 2021. This reduction is primarily related to a lower principal balance of the company’s secured note payable.

Extinguishment of PPP loan

Our outstanding PPP loan was forgiven in January of 2021 resulting in an extinguishment of approximately $482,000.

Other Income (Expense), net

Other income was approximately $63,000 for the six months ended June 30, 2022, and is primarily related to the release of the cumulative translation adjustment from accumulated other comprehensive income (loss) on the liquidation of a foreign entity. Other income was approximately $8,000 for the six months ended June 30, 2021 as a result of gains on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2022 and December 31, 2021 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	June 30,	December 31,
Liquidity and Capital Resources	2022	2021
Cash and cash equivalents	$4,179	$6,973
Other current assets	6,943	6,661
Working capital	9,011	11,244
Stockholders’ equity	12,481	14,749

At June 30, 2022, we had an accumulated deficit of $138.8 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Based on cash that is available for our operations and projections of our future operations, we believe that our existing cash resources together with our anticipated revenue, will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, our operating plans are designed to help control operating costs, to increase revenue and to raise additional capital until such time as we generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan or achieve our anticipated operating results, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently. In such event, the Company may need to take further actions to reduce its discretionary expenditures, including further reducing headcount, reducing spending on R&D projects and reducing other variable costs.

Our future liquidity sources and requirements will depend on many other factors, including:

●	the market acceptance of our products, and our ability to effectively and efficiently produce, market and sell our products;
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	the development, marketing, and sales of our water filtration and pathogen detection products;
●	the commercial roll-out of our second-generation HDF product; and
●	working capital purposes.

Net cash used in operating activities was $2.9 million for the six months ended June 30, 2022, compared to $0.2 for the six months ended June 30, 2021. This increase of $2.7 million is due primarily to an increase in the net loss incurred of $1.4 million, an increase in accounts receivable of $0.5 million offset by a decrease in accounts payable of $0.6 million.

Net cash used in investing activities was approximately $137,000 in the six months ended June 30, 2022 compared to approximately $23,000 for the six months ended June 30, 2021. The change is due to increased purchases of property and equipment.

Net cash provided by financing activities was approximately $0.2 million for the six months ended June 30, 2022. This was primarily from proceeds from the exercise of warrants of $0.2 million and from the sale to Nephros of SRP preferred shares of $0.2 million, offset partially by payments of $0.1 million on our secured note, principal payments of approximately $3,000 on our finance lease obligation and principal payments of approximately $1,000 on our equipment financing debt.

Net cash provided by financing activities of $0.2 million for the six months ended June 30, 2021 resulted from proceeds from the exercise of warrants and options of $0.4 million offset partially by payments of $0.1 million on our secured note, principal payments of approximately $7,000 on our finance lease obligation and principal payments of approximately $1,000 on our equipment financing debt.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q contains such “forward-looking” information, which includes all statements herein that are based on future expectations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on their interpretation of currently available information. The forward-looking statements contained in this report include, but are not limited to, statements regarding the following:

●	our expectations regarding the impact of the COVID-19 pandemic on our results of operations and financial condition;
●	our expectation that demand for our water filtration products will increase as business returns to the hospitality industry and commercial buildings return to full occupancy;
●	the adoption of our second generation HDF system by physicians and clinics;
●	anticipated future revenues from the sale of our products;
●	our expectations regarding the use of our current capital resources;
●	the expected future volatility of our results of operations;
●	the progress and timing of our research and development efforts;
●	our expectation that we will reduce our selling, general and administrative expenses in future periods;
●	our belief that our existing cash resources will be sufficient to fund our current operating plan through at least the next 12 months;
●	our plans to further reduce cash expenditures in the event we do not achieve our anticipated results from operations; and
●	the anticipated impact of adoption of recent accounting pronouncements on our financial statements.

These statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which, if not obtained, could adversely affect our potential sales and revenues;
●	inflationary pressures and supply chain challenges across most industries could negatively impact our revenues, margins, and customer satisfaction;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding when needed or on terms favorable to us in order to continue operations;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products, pathogen detection system products or chronic renal failure therapy products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers, and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;

●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	products that appeared promising to us in research or clinical trials may not demonstrate anticipated efficacy, safety or cost savings in subsequent preclinical or clinical trials;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;
●	we may not be able to achieve sales growth in key geographic markets; and
●	the ongoing COVID-19 pandemic, including the effect that future waves of COVID-19 infections may cause disruptions to our business, including reduced product sales and supply chain disruptions.

These and additional risks and uncertainties are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which we have filed with the SEC and which are available through the SEC’s EDGAR system at www.sec.gov. You should read these risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. We cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this report completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 15, 2022	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

