Form 10-Q
period 2022-09-30
NEPHROS INC
filed 2022-11-15
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

As of November 8, 2022, 10,316,597 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,940	$6,973
Accounts receivable, net	1,374	1,641
Inventory	3,488	4,462
Prepaid expenses and other current assets	186	207
Current assets held-for-sale	130	351
Total current assets	9,118	13,634
Property and equipment, net	128	72
Lease right-of-use assets	404	614
Intangible assets, net	433	465
Goodwill	759	759
License and supply agreement, net	435	536
Other assets	58	84
Non-current assets held-for-sale	-	1,486
TOTAL ASSETS	$11,335	$17,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$141	$248
Accounts payable	779	1,334
Accrued expenses	272	444
Current portion of lease liabilities	229	313
Current liabilities associated with assets held-for-sale	130	51
Total current liabilities	1,551	2,390
Secured note payable, net of current portion	-	95
Equipment financing, net of current portion	2	4
Lease liabilities, net of current portion	201	340
Non-current liabilities associated with assets held-for-sale	-	72
TOTAL LIABILITIES	1,754	2,901

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at September 30, 2022 and December 31, 2021; 10,303,818 and 10,258,444 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	10	10
Additional paid-in capital	148,275	147,346
Accumulated other comprehensive income	-	64
Accumulated deficit	(141,983)	(135,725)
Subtotal	6,302	11,695
Noncontrolling interest	3,279	3,054
TOTAL STOCKHOLDERS’ EQUITY	9,581	14,749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,335	$17,650

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Product revenues	$2,399	$2,558	$7,387	$7,416
Royalty and other revenues	10	20	30	88
Total net revenues	2,409	2,578	7,417	7,504
Cost of goods sold	1,647	1,218	4,195	3,342
Gross margin	762	1,360	3,222	4,162
Operating expenses:
Research and development	252	395	896	1,170
Depreciation and amortization	48	49	162	150
Selling, general and administrative	1,743	1,718	5,806	5,373
Total operating expenses	2,043	2,162	6,864	6,693
Loss from continuing operations	(1,281)	(802)	(3,642)	(2,531)
Other (expense) income:
Interest expense	(4)	(10)	(17)	(34)
Interest income	4	2	7	8
Extinguishment of PPP loan	-	-	-	482
Other income (expense), net	31	8	94	16
Total other (expense) income:	31	-	84	472
Loss from continuing operations	(1,250)	(802)	(3,558)	(2,059)
Net loss from discontinued operations	(1,904)	(360)	(2,700)	(766)
Net loss	(3,154)	(1,162)	(6,258)	(2,825)

Less: net loss due to undeclared deemed dividends attributable to continuing noncontrolling interest	(77)	(60)	(206)	(179)
Net loss attributable to Nephros Inc. shareholders	(3,231)	(1,222)	(6,464)	(3,004)

Net loss per common share , basic and diluted from continuing operations	(0.12)	(0.08)	(0.35)	(0.20)
Net loss per common share, basic and diluted, from discontinued operations	(0.18)	(0.03)	(0.26)	(.08)
Net loss per common share, basic and diluted	$(0.30)	$(0.11)	$(0.61)	$(0.28)

Net loss per common share, basic and diluted, attributable to continuing noncontrolling interest	(0.01)	(0.01)	(0.02)	(0.02)

Net loss per common share, basic and diluted attributable to Nephros Inc. shareholders	$(0.31)	$(0.12)	$(0.63)	$(0.30)

Weighted average common shares outstanding, basic and diluted	10,303,818	10,044,745	10,278,258	9,957,528

Comprehensive loss:
Net loss	$(3,154)	$(1,162)	$(6,258)	$(2,825)
Other comprehensive income (loss), foreign currency translation adjustments, net of tax	-	(4)	(3)	(8)
Comprehensive loss	(3,154)	(1,166)	(6,261)	(2,833)
Comprehensive loss attributable to continuing noncontrolling interest	(77)	(60)	(206)	(179)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(3,231)	$(1,226)	$(6,467)	$(3,012)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2021	10,198,712	$10	$147,346	$64	$(135,725)	$11,695	$3,054	$14,749
Net loss	-	-	-	-	(1,967)	(1,967)	-	(1,967)
Change in non-controlling interest	-	-	-	-	-	-	188	188
Net unrealized losses on foreign currency translation, net of tax	-	-	-	(3)	-	(3)	-	(3)
Exercise of warrants	60,374	-	163	-	-	163	-	163
Stock-based compensation	-	-	272	-	-	272	-	272
Balance, March 31, 2022	10,259,086	$10	$147,781	$61	$(137,692)	$10,160	$3,242	$13,402

Net loss	-	-	-	-	(1,137)	(1,137)	-	(1,137)
Restricted stock vesting	44,732	-	-	-	-	-	-	-
Elimination of cumulative translation adjustment, upon closing of wholly owned foreign subsidiary	-	-	-	(61)	-	(61)	-	(61)
Stock-based compensation	-	-	259	-	-	259	18	277
Balance, June 30, 2022	10,303,818	$10	$148,040	$-	$(138,829)	$9,221	$3,260	$12,481

Net loss	-	-	-	-	(3,154)	(3,154)	-	(3,154)
Stock-based compensation	-	-	235	-	-	235	19	254
Balance, September 30, 2022	10,303,818	$10	$148,275	$-	$(141,983)	$6,302	$3,279	$9,581

	Three and nine months ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2020	9,873,006	$10	$144,296	$74	$(131,858)	$12,522	$3,051	$15,573
Net loss	-	-	-	-	(537)	(537)	-	(537)
Net unrealized losses on foreign currency translation, net of tax	-	-	-	(6)	-	(6)	-	(6)
Exercise of options	14,754	-	62	-	-	62	-	62
Cashless exercise of options	131	-	-	-	-	-	-	-
Stock-based compensation	-	-	443	-	-	443	2	445
Balance, March 31, 2021	9,887,891	$10	$144,801	$68	$(132,395)	$12,484	$3,053	$15,537

Net loss	-	-	-	-	(1,126)	(1,126)	-	(1,126)
Net unrealized gains on foreign currency translation, net of tax	-	-	-	2	-	2	-	2
Cashless exercise of options	14,616	-
Exercise of warrants	110,003	-	297	-	-	297	-	297
Cashless exercise of warrants	10,963	-	-	-	-	-	-	-
Stock-based compensation	-	-	280	-	-	280	1	281
Balance, June 30, 2021	10,023,473	$10	$145,378	$70	$(133,521)	$11,937	$3,054	$14,991

Net loss	-	-	-	-	(1,162)	(1,162)	-	(1,162)
Net unrealized losses on foreign currency translation, net of tax	-	-	-	(4)		(4)	-	(4)
Issuance of common stock for asset acquisition (see Note 3)	123,981	-	1,124	-	-	1,124	-	1,124
Exercise of options	21,291	-	114	-	-	114	-	114
Issuance of vested restricted stock	23,781	-	-	-	-	-	-	-
Stock-based compensation	-	-	267	-	-	267	-	267
Balance, September 30, 2021	10,192,526	$10	$146,883	$66	$(134,683)	$12,276	$3,054	$15,330

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(6,258)	$(2,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	82	22
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	214	140
Stock-based compensation, including stock options and restricted stock	803	825
Inventory obsolescence charge	773	123
Extinguishment of PPP loan	-	(482)
Provision for bad debt expense	(1)	-
Impairment of assets held for sale	1,395	-
Gain on foreign currency transactions	(60)	(4)
Change in lease right-of-use assets	262	237
Decrease (increase) in operating assets:
Accounts receivable	269	(191)
Inventory	429	532
Prepaid expenses and other current assets	28	170
Other assets	26	(14)
(Decrease) increase in operating liabilities:
Accounts payable	(555)	223
Accrued expenses	(174)	402
Lease liabilities	(272)	(240)
Net cash used in operating activities	(3,039)	(1,082)

INVESTING ACTIVITIES:
Purchase of property and equipment	(137)	(36)
Payment of direct transaction costs for asset acquisition	-	(49)
Net cash used in investing activities	(137)	(85)

FINANCING ACTIVITES:
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	188	-
Payments on secured note payable	(201)	(186)
Principal payments on finance lease liability	(3)	(11)
Principal payments on equipment financing	(2)	(2)
Proceeds from exercise of warrants	163	297
Proceeds from exercise of options	-	176
Net cash provided by financing activities	145	274
Effect of exchange rates on cash and cash equivalents	(2)	(6)
Net decrease in cash and cash equivalents	(3,033)	(899)
Cash and cash equivalents, beginning of period	6,973	8,249
Cash and cash equivalents, end of period	$3,940	$7,350

Supplemental disclosure of cash flow information
Cash paid for interest expense	$17	$33
Cash paid for income taxes	$-	$42

Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$69	$21
Issuance of common shares for asset acquisition	$-	$1,124

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

On October 4, 2022, the Company entered into a definitive asset purchase agreement with a third party for the sale of substantially all of the Company’s Pathogen Detection Systems (“PDS”) business (disposal group), which had been previously reported as a separate reportable operating segment.  As a result, the disposal group was determined to meet the accounting criteria for discontinued operations as well as an asset held for sale as of September 30, 2022.  PDS is no longer separately reported in the Company’s reportable segment footnote for any of the periods presented. (See Note 4 - Assets Held-for-Sale and Discontinued Operations).

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Liquidity

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been negative since inception, generating an accumulated deficit of $142.0 million as of September 30, 2022.

In February 2022, pursuant to a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) among SRP and the holders of SRP’s outstanding shares of Series A Preferred Stock, SRP issued and sold an additional 100,003 shares of its Series A Preferred Stock at a price of $5.00 per share, resulting in total gross proceeds of $500,015. See “Note 13 – Stockholders’ Equity – Noncontrolling Interest,” below. In addition to the funds provided by the sale of these additional shares of Series A Preferred Stock, the Company and SRP continue to maintain a loan agreement under which the Company agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These loaned funds were used to fund SRP’s operating activities through the recent FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021 and which received 510(k) clearance on May 13, 2022. As of September 30, 2022, the outstanding balance of this loan, including accrued interest, was approximately $1.4 million.

Based on cash that is available for the Company’s operations, projections of future Company operations, and recent expense reduction measures taken by management, including the sale of the PDS assets and discontinuance of its operations, the Company believes that its cash balances will be sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. In the event that operations do not meet expectations, the Company may need to further reduce discretionary expenditures such as additional headcount, new R&D projects, and other variable costs to alleviate any substantial doubt as to the Company’s ability to continue as a going concern.

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

Major Customers

For the three months ended September 30, 2022 and 2021, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

	Three Months Ended September 30
Customer	2022	2021
A	32%	26%
D	3%	11%
Total	35%	37%

For the nine months ended September 30, 2022 and 2021, the following customers, all of which are in the Water Filtration segment, accounted for the following percentages of the Company’s revenues, respectively:

	Nine Months Ended September 30
Customer	2022	2021
A	24%	19%
B	9%	10%
Total	33%	29%

No other customer accounted for 10% or more of the Company’s revenue during the periods presented above.

As of September 30, 2022 and December 31, 2021, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	September 30, 2022	December 31, 2021
A	17%	8%
C	12%	19%
B	7%	11%
Total	36%	38%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for doubtful accounts as of September 30, 2022. The allowance for doubtful accounts was approximately $1,000 as of December 31, 2021.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2022, depreciation expense was approximately $3,000 and $19,000, respectively. For the three and nine months ended September 30, 2021, depreciation expense was approximately $7,000 and $22,000, respectively.

Assets Held-For-Sale and Discontinued Operations

See Note 4, Assets Held-for-Sale and Discontinued Operations, for a discussion of the Company’s significant accounting policy surrounding the sale of substantially all of the Company’s PDS business.

Note 3 – Asset Acquisition

On July 9, 2021, the Company acquired substantially all of the assets of GenArraytion, Inc. (“GenArraytion”). The acquisition did not qualify as a business combination and, as a result, was accounted for as an asset acquisition as the fair value of the gross assets acquired was primarily related to a single asset. In consideration for the acquisition of these assets, the Company issued 123,981 shares of the Company’s common stock to GenArraytion, reflecting an aggregate purchase price of $1.2 million. The purchase price, including direct acquisition costs of approximately $49,000, was allocated among the acquired assets which include intellectual property and equipment, based upon their relative fair values at the date of acquisition.

Fifty percent of the 123,981 common shares issued were subject to a risk of forfeiture which lapsed during the three months ended September 30, 2021. Pursuant to the purchase agreement with GenArraytion, the Company also agreed to make royalty payments to GenArraytion equal to 5% of net sales of certain products by the Company over the next five years. However, as a result of the Company’s pending sale of its PDS business to a third party, the Company will no longer make any net sales of GenArraytion products during such royalty period. (See Note 4 - Assets Held-for-Sale and Discontinued Operations).

The total consideration of $1.2 million was allocated as follows to the acquired assets:

Total Consideration
(in thousands)
Intellectual property	$1,098
Equipment	75
Total consideration	$1,173

The acquired intellectual property was being amortized over its estimated useful life of 10 years With the sale of the PDS assets announced on October 11, 2022, this asset was classified as held-for-sale, and then tested for impairment and subsequently written down to $0. (See Note 4 – Assets Held-for-Sale and Discontinued Operations).

Note 4 – Assets Held-for-Sale and Discontinued Operations

In accordance with ASC 360-10-45-9, a long-lived asset (disposal group) to be sold shall be classified as held for sale in the period in which all of the following criteria are met: management has committed to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable and is expected to qualify for recognition as a completed sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Long-lived assets that are classified as held-for-sale are recorded at the lower of carrying value or fair value less costs to sell and are considered to be Level 3 measurements as defined in Note 6.

On October 4, 2022, the Company entered into a definitive asset purchase agreement with a third party pursuant to which the Company agreed to sell substantially all of the assets used in the Company’s PDS business. In consideration for the sale of these assets, the Company will receive $1,000 in cash at the closing, plus potential royalties payable to Nephros for a seven year period commencing on January 1, 2023 subject to a minimum gross margin threshold.  As such, the potential royalties payable to the Company are a gain contingency as they pertain to an uncertain event that will be resolved in future reporting periods.  As a result, the Company will recognize the gain contingency when it is probable the contingency will be resolved, which is ultimately when settled. The Company determined all of the required criteria for held-for-sale and discontinued operations classification were met as of September 30, 2022. The Company concluded that the assets and liabilities related to this business met the criteria of assets held-for-sale and liabilities associated with assets held-for-sale as of September 30, 2022. As part of presenting these assets and liabilities as held-for-sale in the Condensed Consolidated Balance Sheets, the Company evaluated the disposal group including the relevant intangible assets for impairment. Based upon the selling price less the costs of sale, the Company determined the net carrying value of the assets held for sale were impaired, and the value of the asset group to be sold was $0.

The following table presents the components in assets held-for-sale and liabilities associated with assets held-for-sale:

(in thousands)	September 30, 2022	December 31, 2021
Inventory	-	333
Prepaid expenses	-	18
Operating lease right of use assets	130	-
Total current assets held-for-sale	$130	$351

Property and equipment	-	294
Operating lease right of use assets	-	116
Intangible assets, net	-	1,071
Other assets	-	5
Total non-current assets held-for-sale	$-	$1,486

Current portion of operating lease liabilities	130	51
Total current liabilities associated with assets held-for-sale	$130	$51

Lease liabilities, net of current portion	-	72
Total non-current liabilities associated with assets held-for-sale	$-	$72

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity (disposal group) is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets the criteria to be classified as held-for-sale. The condensed consolidated statements of operations reported for current and prior periods report the results of operations of the discontinued operations, including the impairment loss recognized as a component of net income (loss) separate from the net income (loss) from continuing operations.

All discontinued operations relate to the Company’s previously reported PDS segment, for the three months ended September 30, 2022 and 2021.

	Three months ended September 30,	Three Months Ended September 30,
	2022	2021
Total net revenues	$79	$59
Gross margin	(149)	52
Research and development expenses	192	237
Depreciation and amortization expense	7	1
Selling, general and administrative expenses	161	174
Total operating expenses	360	412
Operating loss from discontinued operations	(509)	(360)

Impairment of assets held for sale	(1,395)	-
Loss from discontinued operations	$(1,904)	$(360)

All discontinued operations relate to the Company’s previously reported PDS segment, for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2022	2021
Total net revenues	$141	$135
Gross margin	(211)	112
Research and development expenses	556	505
Depreciation and amortization expense	21	1
Selling, general and administrative expenses	517	372
Total operating expenses	1,094	878
Operating loss from discontinued operations	(1,305)	(766)

Impairment of assets held for sale	(1,395)	-
Loss from discontinued operations	$(2,700)	$(766)

The following items related to discontinued operations were included in the condensed consolidated statement of cash flows:

	For the nine months ended,
(in millions)	September 30, 2022	September 30, 2021

Depreciation	$42	$3
Amortization	82	-
Stock compensation	66	31
Impairment of assets held-for-sale	1,395	-
Operating lease right-of-use assets	33	30
Purchases of property and equipment	(34)	(36)

During the nine months ended September 30, 2022, $49,000 of right-of-use assets related to discontinuing operations were obtained in exchange for operating lease liabilities.

Note 5 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three and nine months ended September 30, 2022 or 2021. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the three and nine months ended September 30, 2022 and 2021 is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Royalty revenue under the Bellco License Agreement	$-	$15	$-	$44
Royalty revenue under the Sublicense Agreement with Camelbak (1)	-	-	-	20
Other revenue	10	5	30	24
Total royalty and other revenues	$10	$20	$30	$88

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and, if such fees are not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations.

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

Other Revenue – Other revenues are derived from sales of services to customers, which primarily include installation, training and testing on product and equipment sold to certain customers.

Note 6 – Fair Value Measurements

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

At September 30, 2022 and December 31, 2021, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At September 30, 2022 and December 31, 2021, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
September 30, 2022
Cash	$1,911	$-	$-
Money market funds	2,029	-	-
Cash and cash equivalents	$3,940	$-	$-

December 31, 2021
Cash	$2,952	-	-
Money market funds	4,021	-	-
Cash and cash equivalents	$6,973	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of September 30, 2022 and December 31, 2021 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 7 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Finished goods	$2,989	$3,427
Raw materials	499	1,035
Total inventory	$3,488	$4,462

Note 8 – Intangible Assets and Goodwill

Intangible Assets, net

Intangible assets at September 30, 2022 and December 31, 2021 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	September 30, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(38)	$12	$50	$(30)	$20
Customer relationships	540	(119)	421	540	(95)	445
Total intangible assets	$590	(157)	$433	$590	(126)	465

The Company recognized amortization expense of approximately $11,000 for the three months ended September 30, 2022 and $11,000 for the three months ended September 30, 2021. All were recognized in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

The Company recognized amortization expense of approximately $31,000 for the nine months ended September 30, 2022 and $31,000 for the nine months ended September 30, 2021. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss.

As of September 30, 2022, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2022 (excluding the nine months ended September 30, 2022)	$11
2023	42
2024	32
2025	32
2026	32

The Company recognized approximately $1.0 million in intangible asset impairment charges during the three and nine months ended September 30, 2022, related to the fair value of assets held for sale. (See Note 4 – Assets Held-for-Sales and Discontinued Operations).

Goodwill

Goodwill has a carrying value on the Company’s condensed consolidated balance sheets of approximately $0.8 million at September 30, 2022 and December 31, 2021. Goodwill has been allocated to the Water Filtration segment.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the condensed consolidated balance sheet is $0.4 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively. Accumulated amortization is $1.9 million and $1.8 million, as of September 30, 2022 and December 31, 2021, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended September 30, 2022 and 2021 on the condensed consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the nine months ended September 30, 2022 or September 30, 2021.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $64,000 and $70,000 for the three months ended September 30, 2022 and 2021, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $198,000 for the nine months ended September 30, 2022 and 2021, respectively, was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations and comprehensive loss. Approximately $64,000 and $70,000 of this royalty expense was included in accrued liabilities as of September 30, 2022, and in accounts payable as of December 31, 2021.

Note 10 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. As of September 30, 2022, the principal balance of the Secured Note was approximately $0.1 million.

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

During each of the three months ended September 30, 2022 and 2021, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $4,000 and $9,000, respectively, was recognized as interest expense on the condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2022 and 2021. During each of the nine months ended September 30, 2022 and 2021, the Company made payments under the Secured Note of approximately $216,000. Included in the total payments made, approximately $15,000 and $30,000 was recognized as interest expense on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, future principal maturities are as follows (in thousands):

Fiscal Years
2022 (excluding the nine months ended September 30, 2022)	$46
2023	95
Total	$141

Note 11 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 3 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended September 30, 2022	Three months ended September 30, 2021
	(in thousands)
Operating lease cost	$103	$98
Finance lease cost:
Amortization of right-of-use assets	2	3
Interest on lease liabilities	1	1
Total finance lease cost	3	4
Variable lease cost	9	17
Total lease cost	$115	$119

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
	(in thousands)
Operating lease cost	$316	$294
Finance lease cost:
Amortization of right-of-use assets	7	9
Interest on lease liabilities	4	2
Total finance lease cost	11	11
Variable lease cost	28	36
Total lease cost	$355	$341

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316	$316
Financing cash flows from finance leases	$3	$11

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Operating lease right-of-use assets	$389	$590
Finance lease right-of-use assets	$15	$24

Current portion of operating lease liabilities	$220	$301
Operating lease liabilities, net of current portion	195	328
Total operating lease liabilities	$415	$629

Current portion of finance lease liabilities	$9	$12
Finance lease liabilities, net of current portion	6	12
Total finance lease liabilities	$15	$24

Weighted average remaining lease term
Operating leases	1.7 years	2.3 years
Finance leases	1.7 years	2.2 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of September 30, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022 (excluding the nine months ended September 30, 2022)	$79	$3
2023	220	8
2024	145	4
2025	-	-
Total future minimum lease payments	444	15
Less imputed interest	(29)	-
Total	$415	$15

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

Stock Options

The Company granted stock options to purchase 19,615 and 274,115 shares of common stock, respectively, to employees during the three and nine months ended September 30, 2022. These stock options are being expensed over the respective vesting periods of each option, which are conditioned upon the continued services of the option recipient. The fair value of the stock options granted during the three and nine months ended September 30, 2022, respectively, was $18,000 and $0.3 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the nine months ended September 30, 2022.

Assumptions for Option Grants
Stock Price Volatility	75.38%
Risk-Free Interest Rate	2.72%
Expected Life (in years)	5.63
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $251,000 and $212,000 for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, approximately $227,000 and $24,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2021, approximately $200,000 and $12,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was $724,000 and $661,000 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, approximately $669,000 and $55,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2021, approximately $626,000 and $35,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three or nine months ended September 30, 2022 and 2021, as the Company is in a net operating loss position. As of September 30, 2022, there was $1.3 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.06 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed consolidated statement of operations was a credit to expense of ($16,000), due to the forfeiture of 15,000 unvested restricted shares, and $55,000 for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, approximately ($16,000) is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2021, approximately $55,000 is included in selling, general and administrative expenses, on the accompanying condensed consolidated statement of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock was approximately $42,000 and $161,000 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, approximately $42,000 is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2021, approximately $161,000 is included in selling, general and administrative expenses on the accompanying condensed consolidation statement of operations and comprehensive loss.

Approximately $168,000 of restricted stock was granted to employees during the three and nine months ended September 30, 2021 for services rendered during the year ended December 31, 2020.

As of September 30, 2022, there was no unrecognized compensation expense related to restricted stock-based awards granted under the equity compensation plans, and during the three and nine months ended September 30, 2022, 15,000 shares of restricted stock were forfeited as the conditions on the vesting of the restricted stock could not be met.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan (the “SRP Plan”) was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options, restricted stock and other stock awards.

There were no SRP stock options granted during the three months ended September 30, 2022. SRP issued 29,880 shares of restricted stock pursuant to the SRP Plan during the nine months ended September 30, 2022. Stock-based compensation expense related to the SRP stock grants was approximately $19,000 and $37,000 for the three and nine months ended September 30, 2022 and was included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

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

SRP stock grants are expensed over the respective vesting period, which was based on a service condition. Stock-based compensation expense related to the SRP stock grants is presented by the Company as noncontrolling interest on the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

Noncontrolling Interest

Pursuant to the terms and conditions of a Series A Preferred Stock Purchase Agreement, dated September 9, 2018, among SRP and the purchasers identified therein (the “SRP Purchase Agreement”), SRP sold to such purchasers an aggregate of 600,000 shares of its Series A Preferred Stock (the “Series A Preferred”) at a price of $5.00 per share resulting in total gross proceeds of $3.0 million. On February 1, 2022, SRP entered into a First Amendment to the SRP Purchase Agreement (the “SRP Amendment”) with the holders of its outstanding shares of Series A Preferred. The purpose of the SRP Amendment was to permit SRP to sell up to an additional 100,003 shares of Series A Preferred at one or more closings to occur by February 28, 2022, and on the same terms and conditions as otherwise set forth in the SRP Purchase Agreement. Pursuant to the SRP Amendment, on February 4, 2022, SRP conducted a closing in which it sold 100,003 shares of Series A Preferred, resulting in gross proceeds of $500,015. Approximately $188,000 of the proceeds were recorded as an increase to the equity of the non-controlling interests. The Company purchased 62,500 shares of SRP’s Series A Preferred at such closing and, as a result, maintained its 62.5% stock ownership position in SRP. The other purchasers at the February 4, 2022 closing included the Company’s Chief Executive Officer, who purchased 313 shares, and Lambda Investors LLC (“Lambda”), an affiliate of Wexford Capital, which beneficially owns approximately 36% of the Company’s common stock, which purchased 25,938 shares of SRP’s Series A Preferred. Such purchases were made on the same terms as all other purchasers. In addition to the funds provided by the SRP Purchase Agreement, Nephros and SRP continue to maintain a loan agreement under which Nephros agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These loaned funds were used to fund SRP’s operating activities through the recent FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021 and which received 510(k) clearance on May 13, 2022. As of September 30, 2022, the outstanding balance of this loan, including accrued interest, was $1.4 million.

Each share of SRP Series A Preferred is initially convertible into one share of SRP common stock, subject to adjustment for stock splits and recapitalization events. Subject to customary exempt issuances, in the event SRP issues additional shares of its common stock or securities convertible into common stock at a per share price that is less than the original purchase price of the Series A Preferred , the conversion price of the Series A Preferred will automatically be reduced to such lower price.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of SRP, the holders of the Series A Preferred are entitled to be paid out of the assets of SRP available for distribution to its stockholders or, in the case of a deemed liquidation event, out of the consideration payable to stockholders in such deemed liquidation event or the available proceeds, before any payment shall be made to the holders of SRP common stock by reason of their ownership thereof, an amount per share equal to one times (1x) the Series A Preferred original issue price, plus any accruing dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon (the “Series A Liquidation Preference”). If upon any such liquidation, dissolution or winding up of SRP or deemed liquidation event, the assets of SRP available for distribution to its stockholders shall be insufficient to pay the Series A Liquidation Preference in full, the holders of Series A Preferred shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. After the full payment of the Series A Liquidation Preference, the holders of the Series A Preferred and the holders of common stock will share ratably in any remaining proceeds available for distribution on an as-converted to common stock basis

Each share of Series A Preferred accrues dividends at the rate per annum of $0.40 per share. The accruing dividends shall accrue from day to day, whether or not declared, and shall be cumulative and shall be payable only when, as, and if declared by the Board.

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

Warrants

During the nine months ended September 30, 2022, warrants to purchase 60,374 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 60,374 shares of the Company’s common stock. Of the warrants exercised during the nine months ended September 30, 2022, warrants to purchase 14,815 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $40,000. Warrants to purchase 63,102 shares of the Company’s common stock expired unexercised, during the nine months ended September 30, 2022.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	September 30,
	2022	2021
Shares underlying warrants outstanding	-	123,476
Shares underlying options outstanding	1,492,247	1,298,172
Unvested restricted stock	-	40,557

Note 15 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 9 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2022, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.5 million (approximately $3.7 million). As of September 30, 2022, the Company’s aggregate purchase commitments totaled €2.8 million (approximately $3 million).

Contractual Obligations

See Note 11 – Leases for a discussion of the Company’s contractual obligations.

Note 16 – Segment Reporting

The Company has defined three reportable segments : Water Filtration, Pathogen Detection and Renal Products. During the period ended September 30, 2022, it was determined the Pathogen Detection segment was to be treated as a discontinued operation (See Note 4 – Assets Held-for-Sale and Discontinued Operations). For purposes of this segment reporting, the Company is reporting only on the remaining two segments that are considered part of continuing operations.

The Water Filtration segment primarily develops and sells high performance water purification filters. The Renal Products segment is focused on the development of medical device products for patients with renal disease, including a second generation hemodiafiltration system for the treatment of patients with ESRD.

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

The tables below present segment information reconciled to total Company loss from operations, with segment operating loss including gross profit less direct research and development expenses and direct selling, general and administrative expenses to the extent specifically identified by segment:

	Three months ended September 30, 2022
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,409	$-	$2,409
Gross margin	762	-	762
Research and development expenses	184	68	252
Depreciation and amortization expense	48	-	48
Selling, general and administrative expenses	1,663	80	1,743
Total operating expenses	1,895	148	2,043
Loss from continuing operations	$(1,133)	$(148)	$(1,281)

	Nine months ended September 30,2022
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$7,417	$-	$7,417
Gross margin	3,222	-	3,222
Research and development expenses	644	252	896
Depreciation and amortization expense	162	-	162
Selling, general and administrative expenses	5,618	188	5,806
Total operating expenses	6,424	440	6,864
Loss from continuing operations	$(3,202)	$(440)	$(3,642)

	Three months ended September 30, 2021
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$2,578	$-	$2,578
Gross margin	1,360	-	1,360
Research and development expenses	363	32	395
Depreciation and amortization expense	49	-	49
Selling, general and administrative expenses	1,704	14	1,718
Total operating expenses	2,116	46	2,162
Loss from continuing operations	$(755)	$(46)	$(802)

	Nine months ended September 30, 2021
	Water Filtration	Renal Products	Nephros, Inc. Consolidated
Total net revenues	$7,504	$-	$7,504
Gross margin	4,162	-	4,162
Research and development expenses	961	209	1,170
Depreciation and amortization expense	150	-	150
Selling, general and administrative expenses	5,314	59	5,373
Total operating expenses	6,425	268	6,693
Loss from continuing operations	$(2,263)	$(268)	$(2,531)

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

We also have a subsidiary, Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company that is focused primarily on developing hemodiafiltration (“HDF”) technology. On May 13, 2022, the FDA gave 510(k) clearance to SRP’s second-generation model of the OLpūr H2H Hemodiafiltration System, which enables nephrologists to provide HDF treatment to patients with end stage renal disease (“ESRD”).

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

In May 2015, we entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, we granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay us a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay us a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to us, and, if such fees are not met or exceeded, we were able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018, and, as such, CamelBak has no further minimum fee obligations. Related to this Sublicense Agreement, there was no royalty revenue recognized during the three and nine months ended September 30, 2022, and approximately $20,000 of revenue was recognized in the nine months ended September 30, 2021.

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

Critical Accounting Policies

For the three and nine month period ended September 30, 2022, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$2,409	$2,578	$(169)	(7)%
Cost of goods sold	1,647	1,218	429	35%
Gross margin	762	1,360	(598)	(44)%
Gross margin %	32%	53%	-	(21)%
Research and development expenses	252	395	(143)	(36)%
Depreciation and amortization expense	48	49	(1)	(2)%
Selling, general and administrative expenses	1,743	1,718	25	1%
Loss from continuing operations	(1,281)	(802)	(479)	(60)%
Interest expense	(4)	(10)	6	60%
Interest income	4	2	2	100%
Other income (expense), net	31	8	23	288%
Net loss from continuing operations	(1,250)	(802)	(448)	(56)%
Net loss from discontinued operations	(1,904)	(360)	(1,544)	(429)%
Net loss	(3,154)	(1,162)	(1,992)	(171)%
Less: net loss due to undeclared deemed dividends attributable to continuing noncontrolling interest	(77)	(60)	(17)	(28)%
Net loss attributable to Nephros, Inc. shareholders	$(3,231)	$(1,222)	$(2,009)	(164)%

Net Revenues. Our business is reported in two reportable segments: Water Filtration and Renal Products. Our net revenues in each of these segments for the three months ended September 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$2,409	$2,578	$(169)	(7)%
Renal Products	-	-	-	-
Total	$2,409	$2,578	$(169)	(7)%

Total net revenues in the Water Filtration segment decreased 7%, primarily because certain customers pulled-ahead their planned third-quarter purchases into the second quarter, to avoid a price increase that took effect on June 1, 2022. This had the impact of increasing second quarter revenue by approximately $300,000 and decreasing third quarter revenue by a similar amount.

Gross Profit Margin

	2022	2021	% Increase (Decrease)
Water Filtration	32%	53%	(21)%
Renal Products	-%	-%	-%

Total	32%	53%	(21)%

Consolidated gross margin was approximately 32% for the three months ended September 30, 2022, compared to approximately 53% for the three months ended September 30, 2021.

The decrease of approximately 21% was driven by inventory reserve increases charged to expense, for expirations, certain product obsolescence and adjustments to inventory counts, amounting to 26%. This decrease in margin was partially offset by a 5% increase in product cost margins primarily as a result of implementing a broad price increase beginning on June 1, 2022.

Research and Development Expenses

Research and development expenses by segment for the three months ended September 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$184	$363	$(179)	(49)%
Renal Products	68	32	36	113%
Total	$252	$395	$(143)	(36)%

Consolidated research and development expenses decreased $143,000 primarily due to decreased investment across product lines as products matured.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the three months ended September 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$1,663	$1,704	$(41)	(2)%
Renal Products	80	14	66	471%
Total	$1,743	$1,718	$25	1%

Consolidated selling, general and administrative expenses increased $25,000, primarily due to miscellaneous cost avoidance in the Water Filtration segment, offset by expense increases in Renal Products as we prepare for commercial roll-out of the second-generation HDF product.

Interest Expense

Interest expense was approximately $4,000 for the three months ended September 30, 2022. It is comprised primarily of interest on our secured note payable. Interest expense was approximately $10,000 for the three months ended September 30, 2021, comprised primarily of interest on our secured note payable.

Other Income (Expense), net

Other income of approximately $31,000 for the three months ended September 30, 2022 is related to foreign currency exchange gains. Other income of approximately $8,000 for the three months ended September 30, 2021 is related to foreign currency exchange gains.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$7,417	$7,504	$(87)	(1)%
Cost of goods sold	4,195	3,342	853	26%
Gross margin	3,222	4,162	(940)	(23)%
Gross margin %	43%	55%	-	(12)%
Research and development expenses	896	1,170	(274)	(23)%
Depreciation and amortization expense	162	150	12	8%
Selling, general and administrative expenses	5,806	5,373	433	8%
Loss from continuing operations	(3,642)	(2,531)	(1,111)	(44)%
Interest expense	(17)	(34)	17	50%
Interest income	7	8	(1)	(13)%
Forgiveness of PPP Loan	-	482	(482)	(100)%
Other income (expense), net	94	16	78	83%
Net loss from continuing operations	(3,558)	(2,059)	(1,499)	(73)%
Net loss from discontinued operations	(2,700)	(766)	(1,934)	(252)%
Net loss	(6,258)	(2,825)	(3,433)	(122)%
Less: net loss due to undeclared deemed dividends attributable to continuing noncontrolling interest	(206)	(179)	(27)	(15)%
Net loss attributable to Nephros, Inc. shareholders	$(6,464)	$(3,004)	$(3,460)	(115)%

Net Revenues. Our business is reported in two reportable segments: Water Filtration and Renal Products. Our net revenues in each of these segments for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$7,417	$7,504	$(87)	(1)%
Renal Products	-	-	-	-
Total	$7,417	$7,504	$(87)	(1)%

Total net revenues in the Water Filtration segment decreased 1% in the nine months ended September 30, 2022.

Gross Profit Margin

	2022	2021	% Increase (Decrease)
Water Filtration	43%	55%	(12)%
Renal Products	-%	-%	%
Total	43%	55%	(12)%

Consolidated gross margin was approximately 43% for the nine months ended September 30, 2022, compared to approximately 55% for the nine months ended September 30, 2021.

The decrease of approximately 12% was driven by increased shipping costs, 2.4%, as well as inventory reserve increases charged to expense, for expirations, certain product obsolescence and adjustments to inventory counts, 9.5%. Responding to supply chain cost increases, we implemented a broad price increase beginning on June 1, 2022, which helped to partially offset the increases noted above.

Research and Development Expenses

Research and development expenses by segment for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$644	$961	$(317)	(33)%
Renal Products	252	209	43	21%
Total	$896	$1,170	$(274)	(23)%

Consolidated research and development expenses decreased 23% primarily due to decreased R&D investment in the Water Filtration segment, partially offset by increased investment in Renal products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses by segment for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages) were as follows:

	2022	2021	$ Increase (Decrease)	% Increase (Decrease)
Water Filtration	$5,618	$5,314	$304	6%
Renal Products	188	59	129	219%
Total	$5,806	$5,373	$433	8%

Consolidated selling, general and administrative expenses increased $0.4 million or 8%, primarily due to increased sales headcount and associated travel and recruiting costs.

Interest Expense

Interest expense was approximately $17,000 for the nine months ended September 30, 2022 compared to $34,000 for the nine months ended September 30, 2021. This reduction is primarily related to a lower principal balance of the company’s secured note payable.

Extinguishment of PPP loan

Our outstanding PPP loan was forgiven in January 2021 resulting in an extinguishment gain of approximately $482,000.

Other Income (Expense), net

Other income was approximately $94,000 for the nine months ended September 30, 2022 and is primarily related to the release of the cumulative translation adjustment from accumulated other comprehensive income (loss) on the liquidation of a foreign entity and of gains on foreign currency transactions related to the closure in the second quarter of 2022, of Nephros International, a wholly owned subsidiary of Nephros, Inc. Other income was approximately $16,000 for the nine months ended September 30, 2021 as a result of gains on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2022 and December 31, 2021 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	September 30,	December 31,
Liquidity and Capital Resources	2022	2021
Cash and cash equivalents	$3,940	$6,973
Other current assets	5,048	6,130
Working capital (excluding current assets and current liabilities held for sale)	7,567	10,944
Stockholders’ equity	9,581	14,749

At September 30, 2022, we had an accumulated deficit of $142.0 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

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

Our future liquidity sources and requirements will depend on many other factors, including:

●	the market acceptance of our products, and our ability to effectively and efficiently produce, market and sell our products;
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources to the following uses:

●	the development, marketing, and sales of our water filtration products;
●	the commercial roll-out of our second-generation HDF product; and
●	working capital purposes.

Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2022, compared to $1.1 million for the nine months ended September 30, 2021. This increase of $1.9 million is due primarily to an increase in the net loss incurred of $3.4 million, partially offset by approximately $1.4 million in non-cash charges for impairment of assets held for sale.

Net cash used in investing activities was approximately $137,000 in the nine months ended September 30, 2022 compared to approximately $85,000 for the nine months ended September 30, 2021. The change is due to increased purchases of property and equipment.

Net cash provided by financing activities was approximately $0.1 million for the nine months ended September 30, 2022. This was primarily from proceeds from the exercise of warrants of $0.2 million and from the sale to Nephros of SRP preferred shares of $0.2 million, offset partially by payments of $0.2 million on our secured note, principal payments of approximately $3,000 on our finance lease obligation and principal payments of approximately $2,000 on our equipment financing debt.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Factor that may cause such differences include, but are not limited to, the risks that:

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results

Item 5. Other Information

On November 4, 2022, the Company issued a press release in which it disclosed its financial results for the quarter ended September 30, 2022, including its condensed consolidated balance sheets as of December 31, 2021, and September 30, 2022 (the “Earnings Release”). The Company’s Condensed Consolidated Balance Sheet as of September 30, 2022, and December 31, 2021, included in this Quarterly Report on Form 10-Q correct items reflected on the balance sheet included in the Earnings Release relating to current assets held for sale, total current assets, total assets, current liabilities associated with assets held for sale and total liabilities.

Item 6. Exhibits

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

NEPHROS, INC.

Date: November 15, 2022	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

