Form 10-Q
period 2023-03-31
NEPHROS INC
filed 2023-05-10
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of May 3, 2023, 10,484,932 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,836	$3,634
Accounts receivable, net	1,963	1,286
Inventory	2,348	3,153
Prepaid expenses and other current assets	177	188
Total current assets	8,324	8,261
Property and equipment, net	107	116
Lease right-of-use assets	897	984
Intangible assets, net	412	423
Goodwill	759	759
License and supply agreement, net	368	402
Other assets	60	54
TOTAL ASSETS	$10,927	$10,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$-	$71
Accounts payable	719	740
Accrued expenses	383	285
Current portion of lease liabilities	313	316
Total current liabilities	1,415	1,412
Equipment financing, net of current portion	-	1
Lease liabilities, net of current portion	618	705
TOTAL LIABILITIES	2,033	2,118

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at March 31, 2023 and December 31, 2022; 10,484,932 and 10,297,429 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	152,021	148,413
Accumulated deficit	(143,137)	(142,831)
Subtotal	8,894	5,592
Noncontrolling interest	-	3,289
TOTAL STOCKHOLDERS’ EQUITY	8,894	8,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,927	$10,999

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue:
Product revenues	$3,662	$2,151
Royalty and other revenues	35	8
Total net revenues	3,697	2,159
Cost of goods sold	1,586	1,106
Gross margin	2,111	1,053
Operating expenses:
Selling, general and administrative	2,124	2,177
Research and development	239	372
Depreciation and amortization	54	51
Total operating expenses	2,417	2,600
Operating loss from continuing operations	(306)	(1,547)
Other (expense) income:
Interest expense	(1)	(7)
Interest income	12	2
Other expense, net	(11)	(9)
Total other expense:	-	(14)
Loss from continuing operations	(306)	(1,561)
Net loss from discontinued operations	-	(406)
Net loss	(306)	(1,967)
Less: Undeclared deemed dividend attributable to noncontrolling interest	-	(63)
Net loss attributable to Nephros, Inc. shareholders	$(306)	$(2,030)

Net loss per common share, basic and diluted from continuing operations	$(0.03)	$(0.15)
Net loss per common share, basic and diluted from discontinued operations	-	(0.04)
Net loss per common share, basic and diluted	(0.03)	(0.19)
Net loss per common share, basic and diluted, attributable to continuing noncontrolling interest	-	(0.01)
Net loss per common share, basic and diluted, attributable to Nephros, Inc, shareholders	$(0.03)	$(0.20)
Weighted average common shares outstanding, basic and diluted	10,297,429	10,213,898

Comprehensive loss:
Net loss	$(306)	$(1,967)
Other comprehensive loss, foreign currency translation adjustments, net of tax	-	(3)
Comprehensive loss	(306)	(1,970)
Comprehensive loss attributable to continuing noncontrolling interest	-	(63)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(306)	$(2,033)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2022	10,297,429	$10	$148,413	$-	$(142,831)	$5,592	$3,289	$8,881
Net loss	-	-	-	-	(306)	(306)	-	(306)
Change in non-controlling interest	-	-	3,262	-	-	3,262	(3,262)	-
Stock-based compensation	-	-	346	-	-	346	(27)	319
Balance, March 31, 2023	10,297,429	$10	$152,021	$-	$(143,137)	$8,894	$-	$8,894

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2021	10,198,712	$10	$147,346	$64	$(135,725)	$11,695	$3,054	$14,749
Net loss		-	-	-	(1,967)	(1,967)	-	(1,967)
Change in non-controlling interest		-	-	-	-	-	188	188
Net unrealized losses on foreign currency translation, net of tax		-	-	(3)	-	(3)	-	(3)
Exercise of warrants	60,374	-	163	-	-	163	-	163
Stock-based compensation		-	272	-	-	272	-	272
Balance, March 31, 2022	10,259,086	$10	$147,781	$61	$(137,692)	$10,160	$3,242	$13,402

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(306)	$(1,967)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	9	17
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	44	75
Stock-based compensation, including stock options and restricted stock	319	272
Inventory obsolescence charge	91	49
Change in right of use asset	87	86
Decrease (increase) in operating assets:
Accounts receivable	(677)	348
Inventory	714	67
Prepaid expenses and other current assets	10	(39)
Other assets	(5)	4
(Decrease) increase in operating liabilities:
Accounts payable	(21)	(437)
Accrued expenses	98	(183)
Lease liabilities	(87)	(89)
Net cash provided by (used in) operating activities	276	(1,797)
INVESTING ACTIVITIES:
Purchase of property and equipment	-	(34)
Net cash used in investing activities	-	(34)
FINANCING ACTIVITIES:
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	-	188
Principal payments on finance lease liability	(2)	(3)
Principal payments on equipment financing	(1)	(1)
Payments on secured note payable	(71)	(66)
Proceeds from exercise of warrants	-	163
Net cash provided by (used in) financing activities	(74)	281
Effect of exchange rates on cash and cash equivalents	-	(2)
Net increase (decrease) in cash and cash equivalents	202	(1,552)
Cash and cash equivalents, beginning of period	3,634	6,973
Cash and cash equivalents, end of period	$3,836	$5,421
Supplemental disclosure of cash flow information
Cash paid for interest expense	$1	$7

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

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

On October 4, 2022, the Company entered into a definitive asset purchase agreement with a third party for the sale of substantially all of the Company’s Pathogen Detection Systems (“PDS”) business, which had been previously reported as a separate reportable operating segment. As a result of the sale of the PDS business, we completely exited the PDS business. As a result, we determined that our PDS business had met the criteria for discontinued operations as of September 30, 2022. We no longer separately report the PDS business as a separate reportable segment in our financial statements including in this Quarterly Report for any of the periods presented.

In July 2018, the Company formed a subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its second-generation hemodiafiltration system and other products focused on improving therapies for patients with renal disease. After SRP’s formation, the Company assigned to SRP all of the Company’s rights to three patents relating to the Company’s hemodiafiltration technology, which were carried at zero book value. On March 9, 2023, the SRP Stockholders approved a plan of dissolution to wind down SRP’s operations, liquidate SRP’s remaining assets and dissolve SRP, and SRP filed a certificate of dissolution with the State of Delaware on April 13, 2023. As a result of the SRP Stockholders’ approval of the plan of dissolution and provisions therein, there were no assets remaining to be paid to the Series A Preferred Stockholders. As such, the value of the Series A Preferred Stock was written to zero and the impact recorded to the Company's additional paid in capital as the Company retained control of SRP.

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Segment Reporting

The Company operates in only one business segment from which the Company’s chief operating decision maker evaluates the financial performance of the Company.

Consolidation

The accompanying consolidated financial statements include the accounts of Nephros, Inc. and its subsidiaries, including the Company’s wholly owned subsidiary Nephros International, which was dissolved during the quarter ended June 30, 2022, and SRP, for which a plan of dissolution was approved by its stockholders on March 9, 2023. All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

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

Liquidity

In February 2022, pursuant to a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) among SRP and the holders of SRP’s outstanding shares of Series A Preferred Stock, SRP issued and sold an additional 100,003 shares of its Series A Preferred Stock at a price of $5.00 per share, resulting in total gross proceeds of $500,015. See “Note 12 – Stockholders’ Equity – Noncontrolling Interest,” below. In addition to the funds provided by the sale of these additional shares of Series A Preferred Stock, the Company and SRP continue to maintain a loan agreement under which the Company agreed to lend up to $1.3 million to SRP, including the $1.0 million borrowed during the year ended December 31, 2020. These loaned funds were used to fund SRP’s operating activities through the FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021 and which received 510(k) clearance on May 13, 2022. As of March 31, 2023, the outstanding balance of this loan, including accrued interest, was approximately $1.5 million. It is not expected that this $1.5 million will be repaid, given SRP’s March 2023 plan to dissolve and wind down its business. In lieu of repayment of the loan, the Company expects to take assignment of all of SRP’s remaining assets following the satisfaction of SRP’s other indebtedness.

The Company has sustained operating losses and expects such losses to continue over the next several quarters. In addition, net cash from operations has been mostly negative since inception, generating an accumulated deficit of $143.1 million as of March 31, 2023. These operating losses and negative cash flows raise substantial doubt of the company’s ability to continue as a going concern. However, during the second half of 2022, the Company took certain actions to mitigate these conditions, including headcount and other expense reductions, the sale of PDS assets and discontinuance of PDS operations, the wind down of SRP, customer price increases, and the recruiting and acquisition of additional sales staff to grow revenues. The Company believes these actions, when fully implemented, will alleviate the substantial doubt as to the Company’s ability to continue as a going concern. Furthermore, based on these actions, as well as the cash that is available for the Company’s operations and projections of future Company operations, the Company believes that its cash balances will be sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. In the event that operations do not meet expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs, to alleviate any remaining substantial doubt as to the Company’s ability to continue as a going concern.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires that an entity recognize contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023 and should be applied prospectively. The Company adopted this guidance as of January 1, 2023 and the guidance did not have an impact on its consolidated financial statements.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the three months ended March 31, 2023 and 2022, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2023	2022
A	20%	24%
B	19%	2%
C	10%	12%
Total	49%	38%

As of March 31, 2023 and December 31, 2022, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2023	2022
B	33%	2%
A	14%	21%
C	10%	10%
D	-	10%
Total	57%	43%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for doubtful accounts as of March 31, 2023, and December 31, 2022, respectively.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023, and 2022, depreciation expense was approximately $1,000 and $4,000, respectively.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three months ended March 31, 2023, or 2022. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Other revenues recognized for the three months ended March 31, 2023, and 2022 was approximately $35,000 and $8,000, respectively.

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

All discontinued operations relate to the Company’s previously reported PDS segment, for the three months ended March 31, 2022.

Three Months Ended
March 31, 2022
Total net revenues	$28
Gross loss	(28)
Research and development expenses	206
Depreciation and amortization expense	1
Selling, general and administrative expenses	171
Total operating expenses	378
Operating loss from discontinued operations	(406)

Impairment of assets held for sale	-
Loss from discontinued operations	$(406)

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

At March 31, 2023 and December 31, 2022, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At March 31, 2023 and December 31, 2022, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2023
Cash	$230	$		$
Money market funds	3,606
Cash and cash equivalents	$3,836		$-		$-

December 31, 2022
Cash	$1,598	$		$
Money market funds	2,036
Cash and cash equivalents	$3,634		$-		$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of March 31, 2023 and December 31, 2022 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 6 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Finished goods	$1,901	$2,709
Raw materials	447	422
Work in process	-	22
Total inventory	$2,348	$3,153

Note 7 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of March 31, 2023 and December 31, 2022 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	March 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(43)	$7	$50	$(40)	$10
Customer relationships	540	(135)	405	540	(127)	413
Total intangible assets	$590	$(178)	$412	$590	$(167)	$423

The Company recognized amortization expense of approximately $11,000 for each of the three months ended March 31, 2023 and March 31, 2022. All were recognized in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2023, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2023 (excluding the three months ended March 31, 2023)	31
2024	32
2025	32
2026	32
2027	32
2028	32

Goodwill

Goodwill has a carrying value on the Company’s consolidated balance sheets of $0.8 million at March 31, 2023 and December 31, 2022.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the consolidated balance sheet is $0.4 million as of March 31, 2023 and December 31, 2022, respectively. Accumulated amortization is $1.9 million and $1.8 million as of March 31, 2023 and December 31, 2022, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended March 31, 2023 and 2022 on the consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the three months ended March 31, 2023 or March 31, 2022.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $96,000 and $59,000 for the three months ended March 31, 2023 and 2022, respectively, was recognized as royalty expense and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $96,000 and $71,000 of this royalty expense was included in accounts payable as of March 31, 2023 and December 31, 2022, respectively.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. As of March 31, 2023, the principal balance of the Secured Note was paid off.

The Secured Note has a maturity date of April 1, 2023. The unpaid principal balance accrued interest at a rate of 8% per annum. Principal and interest payments were due on the first day of each month commencing on May 1, 2018. The Secured Note was subject to terms and conditions of and was secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement entered into on August 17, 2017 and subsequently amended on December 20, 2019 (the “Loan Agreement”). An event of default under such Loan Agreement was an event of default under the Secured Note and vice versa.

During each of the three months ended March 31, 2023 and 2022, the Company made payments under the Secured Note of approximately $71,000. Included in the total payments made, approximately $1,000 and $6,000, respectively, was recognized as interest expense on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 respectively.

Note 10 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 5 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(in thousands)
Operating lease cost	$92	$111
Finance lease cost:
Amortization of right-of-use assets	2	4
Interest on lease liabilities	1	2
Total finance lease cost	3	6
Variable lease cost	4	9
Total lease cost	$99	$126

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$87	$111
Financing cash flows from finance leases	2	3

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Operating lease right-of-use assets	$888	$972
Finance lease right-of-use assets	$9	$12

Current portion of operating lease liabilities	$306	$308
Operating lease liabilities, net of current portion	616	701
Total operating lease liabilities	$922	$1,009

Current portion of finance lease liabilities	$7	$8
Finance lease liabilities, net of current portion	2	4
Total finance lease liabilities	$9	$12

Weighted average remaining lease term
Operating leases		3.7 years
Finance leases		1.4 years

Weighted average discount rate
Operating leases		8.0%
Finance leases		8.0%

As of March 31, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2023 (excluding the three months ended March 31, 2023)	$281	$6
2024	303	4
2025	163	-
2026	168	-
2027	158	-
Total future minimum lease payments	1,073	10
Less imputed interest	(151)	(1)
Total	$922	$9

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

Stock Options

During the three months ended March 31, 2023, the Company granted stock options to purchase 89,900 shares of common stock to employees. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three months ended March 31, 2023 was approximately $67,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the three months ended March 31, 2023.

Assumptions for Option Grants
Stock Price Volatility	74.71%
Risk-Free Interest Rate	3.9%
Expected Life (in years)	6.05
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was $179,000 and $236,000 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, approximately $159,000 and $20,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2022, approximately $223,000 and $13,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three months ended March 31, 2023 and 2022, as the Company is in a net operating loss position. As of March 31, 2023, there was $780,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 1.1 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s consolidated statement of operations was approximately $13,000 and $41,000 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, approximately $13,000 and $41,000 are included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss, respectively. During the three months ended March 31, 2023, 23,781 shares of restricted stock were issued to employees, 133,722 shares of restricted stock were issued to board members all related to services rendered during the year ended December 31, 2022. In addition, 30,000 shares of restricted stock were issued to contractors during the period ended March 31, 2023. All restricted shares issued during the three months ended March 31, 2023, have a vesting period of six months. There was no restricted stock issued in the period ended March 31, 2022.

As of March 31, 2023, there was approximately $36,000 of unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of approximately 0.4 years.

The aggregate shares of common stock legally issued and outstanding as of March 31, 2023 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. This plan is no longer operational, due to the March 9, 2023 wind down of SRP operations.

Due to the Company’s acquisition of the non-controlling interest in SRP during the three months ended March 31, 2023, all remaining equity-based awards have been forfeited and no further expense will be incurred related to these awards. There were no SRP stock options or other equity awards granted during the three months ended March 31, 2023. For the three months ended March 31, 2023, a credit of approximately ($27,000) was recognized for expense related to the SRP equity based awards. There was no stock-based compensation expense recognized related to the SRP equity based awards for the three months ended March 31, 2022. Stock-based compensation expense related to the SRP equity based awards is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of December 31, 2022.

Note 12 – Stockholders’ Equity

Noncontrolling Interest

Pursuant to the terms and conditions of a Series A Preferred Stock Purchase Agreement, dated September 9, 2018, among SRP and the purchasers identified therein (the “SRP Purchase Agreement”), SRP sold to such purchasers an aggregate of 600,000 shares of its Series A Preferred Stock (the “Series A Preferred”) at a price of $5.00 per share resulting in total gross proceeds of $3.0 million. On February 1, 2022, SRP and such purchasers amended the SRP Purchase Agreement to allow for the sale of an additional 100,003 shares of Series A Preferred, all of which were sold on February 4, 2022, for aggregate gross proceeds of $500,015 and otherwise on the same terms and conditions as set forth in the SRP Purchase Agreement. Approximately $188,000 of the proceeds from the February 2022 sale were recorded as an increase to the equity of the non-controlling interests. The Company purchased 62,500 shares of SRP’s Series A Preferred at such closing and, as a result, maintained its 62.5% stock ownership position in SRP. The other purchasers at the February 2022 closing included the Company’s Chief Executive Officer, who purchased 313 shares, and Lambda Investors LLC (“Lambda”), an affiliate of Wexford Capital, which together with its affiliates owns approximately 36% of the Company’s common stock, which purchased 25,938 shares of the Series A Preferred in February 2022. Such purchases were made on the same terms as all other purchasers. In addition to the funds provided by the SRP Purchase Agreement, the Company loaned to SRP to the principal amount of $1.3 million, $1.0 million of which was advanced during the year ended December 31, 2020. As of March 31, 2023, the outstanding balance, including accrued interest, was $1.5 million.

As of December 31, 2022, the non-controlling interest in SRP held by holders of the Series A Preferred has been classified as equity on the accompanying consolidated interim balance sheet, as the non-controlling interest is redeemable only upon the occurrence of events that are within the control of the Company. As a result of the SRP Stockholders’ approval of the plan of dissolution and provisions therein, the redemption feature related to the Series A Preferred Stock expired. As such, the value of the Series A Preferred Stock previously presented in non-controlling interest was reclassified to additional paid in capital as the Company retained control of SRP.

In March 2023, the board of directors of SRP adopted, and the stockholders of SRP approved, a plan to wind down SRP’s operations and dissolve, and in April 2023, SRP filed a certificate of dissolution with the State of Delaware. In accordance with its plan of dissolution, after SRP has satisfied its other outstanding liabilities, the Company expects that SRP will assign to the Company all of its remaining assets, including its intellectual property rights, in partial satisfaction of outstanding indebtedness owed to the Company in the approximate amount of $1.5 million. The Company does not expect that there will be any proceeds from SRP’s liquidation available for distribution to any of SRP’s stockholders, including the Company, in respect of their shares of SRP capital stock, including the Series A Preferred. As a result of the dissolution described above, it was determined approximately $24,000 of inventory likely had no value, and was written off in the period ended March 31, 2023.

Warrants

During the three months ended March 31, 2023, no warrants to purchase shares of the Company’s common stock were exercised and no warrants were outstanding.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	March 31,
	2023	2022
Shares underlying options outstanding	1,420,564	1,442,010
Unvested restricted stock	187,503	59,732

Note 14 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 8 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2023, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.8 million (approximately $4.1 million). As of March 31, 2023, the Company’s aggregate purchase commitments totaled €2 million (approximately $2.2 million).

Contractual Obligations

See Note 10 – Leases for a discussion of the Company’s contractual obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements about our business, financial condition and results of operations including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse.

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

We also own a majority stake in Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company that is focused primarily on developing hemodiafiltration (“HDF”) technology. On May 13, 2022, the FDA gave 510(k) clearance to SRP’s second-generation model of the OLpūrH2H Hemodiafiltration System, which enables nephrologists to provide HDF treatment to patients with end stage renal disease. In January 2023, SRP management began exploring strategic partnerships to support a commercial launch of the HDF product but was unsuccessful in identifying a partner. By late February 2023, SRP had nearly exhausted its capital resources. Due to its limited capital and lack of prospects for securing a strategic partnership or additional financing, the board of directors of SRP adopted a plan on March 6, 2023 to wind down SRP operations, liquidate its remaining assets and dissolve the company. That plan was approved by SRP’s stockholders on March 9, 2023, and on April 11, 2023, SRP filed a certificate of dissolution with the State of Delaware. We anticipate that SRP’s cash resources will be sufficient to satisfy all of its outstanding liabilities other than its obligations to us under a loan with an outstanding balance of approximately $1.5 million. Accordingly, we expect that SRP will assign all of its remaining assets, including its intellectual property rights in the HDF2 device, to us in partial satisfaction of its outstanding loan balance. Although we have no current plans to do so, we may re-evaluate opportunities for HDF in the future.

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

Commercial and Industrial Facilities. Our commercial NanoGuard® product line accomplishes ultrafiltration via small pore size (0.005 micron) technology, filtering bacteria and viruses from water. In addition, our commercial filtration offerings include technologies that are primarily focused on improving odor and taste and on reducing scale from filtered water. Our commercial market focus includes the hospitality and food and beverage markets, in which we partner with Donastar Enterprises LLC as our master distributor. We also sell commercial filters into medical and non-medical facilities through our other distribution partners.

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

In 2018, we spun-off the development of the second-generation HDF device (“HDF2”) into SRP, a newly-formed subsidiary, and shortly thereafter SRP raised $3 million of outside equity capital directly to fund the second-generation development described above. After such financing, our ownership stake was reduced to 62.5%. In February 2022, SRP raised an additional $0.5 million of equity capital, including an investment by the Company of $0.3 million, which was sufficient to maintain our 62.5% ownership stake in SRP. In addition to the equity capital raised by SRP, in December 2020, we entered into a loan agreement with SRP under which we loaned $1.3 million to SRP. As of December 31, 2022, the outstanding balance of this loan, including accrued interest, was approximately $1.4 million.

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

In March 2023, SRP’s board of directors and stockholders determined to wind down SRP operations and liquidate its remaining assets, due to capital constraints. We believe SRP’s remaining cash resources are sufficient to satisfy all of its outstanding liabilities other than its outstanding loan to us. Accordingly, we expect that SRP will assign all of its remaining assets, including its intellectual property rights in the HDF2 device, to us in partial satisfaction of its outstanding loan balance of approximately $1.5 million. Although we have no current plans to do so, we may re-evaluate opportunities for the HDF2 device in the future

Critical Accounting Policies

For the three-month period ended March 31, 2023, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

We are subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Consolidated Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past, including recently, and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors, including revenue growth rates, expense management, and maintaining positive operating cash flow. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	2023	2022	$ Increase (Decrease)	% Increase (Decrease)
Total net revenues	$3,697	$2,159	$1,538	71%
Cost of goods sold	1,586	1,106	480	43%
Gross margin	2,111	1,053	1,058	101%
Gross margin %	57%	49%	-	8%
Research and development expenses	239	372	(133)	(36)%
Depreciation and amortization expense	54	51	3	6%
Selling, general and administrative expenses	2,124	2,177	(53)	(2)%
Operating loss from continuing operations	(306)	(1,547)	1,241	(80)%
Interest expense	(1)	(7)	(6)	(86)%
Interest income	12	2	10	500%
Other expense, net	(11)	(9)	(2)	22%
Net loss from continuing operations	(306)	(1,561)	1,255	(80)%
Net loss from discontinued operations	-	(406)	(406)	100%
Net loss	(306)	(1,967)	1,661	(84)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	-	(63)	(63)	100%
Net loss attributable to Nephros, Inc. shareholders	$(306)	$(2,030)	$(1,724)	85%

The increase in net revenues of $1.5 million, or 71%, was driven by two factors. First, we invested in our sales organization, increasing medical sales headcount significantly and partnering with a master distributor for much of our commercial business. These investments generated approximately 40% growth in our core, programmatic business. Second, we received an unusually large emergency response order, which generated approximately $600,000 of additional, unexpected revenue.

Gross Profit Margin

Consolidated gross profit margin was approximately 57% for the three months ended March 31, 2023 compared to approximately 49% for the three months ended March 31, 2022. The increase of approximately 8%, reflecting a return to target gross margins of 55-60%, was driven by price increases implemented in the second and third quarters of 2022, reductions in shipping expenses, and improved inventory management.

Research and Development Expenses

Consolidated research and development expenses decreased approximately $133,000 due to the wind down of SRP and slightly decreased investment in water filter research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $54,000 and $51,000, respectively, for the three months ended March 31, 2023 and 2022.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $53,000, or 2%, primarily due to broad-based expense management efforts.

Interest Expense

Interest expense was approximately $1,000 for the three months ended March 31, 2023. It is comprised primarily of interest on our secured note payable. Interest expense was approximately $7,000 for the three months ended March 31, 2022, comprised primarily of interest on our secured note payable.

Interest Income

Interest income was approximately $12,000 for the three months ended March 31, 2023 compared to approximately $2,000 for the three months ended March 31, 2022.

Other Income (Expense), net

Other expense was approximately $11,000 and $9,000 for the three months ended March 31, 2023 and March 31, 2022 primarily as a result of losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2023 and December 31, 2022 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and Capital Resources	March 31, 2023	December 31, 2022
Cash and cash equivalents	$3,836	$3,634
Other current assets	4,488	4,627
Working capital	6,909	6,849
Stockholders’ equity	8,894	8,881

As of March 31, 2023, we had an accumulated deficit of $143.1 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Based on cash that is available for our operations and projections of our future operations, as well as our significantly reduced cash burn rates over the past nine months, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the consolidated financial statements in this Quarterly Report on Form 10-Q. Additionally, our operating plans are designed to help control operating costs, to increase revenue, and to raise additional capital until such time as we generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan or achieve our anticipated operating results, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently. In such event, the Company may need to take further actions to reduce its discretionary expenditures, including further reducing headcount, reducing spending on R&D projects, and reducing other variable costs.

Our future liquidity sources and requirements will depend on many other factors, including:

●	revenue growth rates, and our ability to produce, market and sell our products effectively and efficiently.
●	the costs involved in filing and enforcing patent claims and the status of competitive products; and
●	the cost of litigation, including potential patent litigation and any other actual or threatened litigation.

We expect to put our current capital resources toward the development, marketing, and sales of our water filtration products and working capital purposes.

Net cash provided by operating activities was approximately $0.3 million for the three months ended March 31, 2023 compared to net cash used in operating activities of approximately $1.8 million for the three months ended March 31, 2022, an increase of $2.1 million due primarily to a decrease of $1.7 million in net loss as a result of increased revenue for the three months ended March 31, 2023 compared to 2022, increased gross margins, and decreased research and development costs. In addition, a reduction in inventory provided approximately $0.8 million in cash, which was partially offset by an increase in accounts receivable used approximately $0.7 million in cash, both as a result of the large increase in sales for the period.

The company had no investing activities for the three months ended March 31, 2023. Net cash used in investing activities was approximately $34,000, for the three months ended March 31, 2022, due to purchases of property and equipment.

Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2023, primarily due to principal payments on debt. Net cash provided by financing activities was approximately $0.3 million for the three months ended March 31, 2022, primarily due to proceeds from the sale of subsidiary preferred shares to a noncontrolling interest of $0.2 million and proceeds from the exercise of warrants of $0.2 million partially offset by payments of $0.1 million on our secured note.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	We may be unable to achieve or sustain revenue growth;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;

●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding when needed or on terms favorable to us in order to continue operation;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers, and distributors;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products;
●	we may not be able to achieve sales growth in key geographic markets; and

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results

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

NEPHROS, INC.

Date: May 10, 2023	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

