Form 10-Q
period 2023-06-30
NEPHROS INC
filed 2023-08-09
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 7, 2023, 10,484,932 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,060	$3,634
Accounts receivable, net	1,576	1,286
Inventory	2,126	3,153
Prepaid expenses and other current assets	152	188
Total current assets	7,914	8,261
Property and equipment, net	98	116
Lease right-of-use assets	824	984
Intangible assets, net	402	423
Goodwill	759	759
License and supply agreement, net	335	402
Other assets	54	54
TOTAL ASSETS	$10,386	$10,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$-	$71
Accounts payable	302	740
Accrued expenses	572	285
Current portion of lease liabilities	323	316
Total current liabilities	1,197	1,412
Equipment financing, net of current portion	-	1
Lease liabilities, net of current portion	534	705
TOTAL LIABILITIES	1,731	2,118

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at June 30, 2023 and December 31, 2022; 10,484,932 and 10,297,429 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	10	10
Additional paid-in capital	152,215	148,413
Accumulated deficit	(143,570)	(142,831)
Subtotal	8,655	5,592
Noncontrolling interest	-	3,289
TOTAL STOCKHOLDERS’ EQUITY	8,655	8,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,386	$10,999

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue:
Product revenues	$3,537	$2,837	$7,199	$4,988
Royalty and other revenues	8	13	43	21
Total net revenues	3,545	2,850	7,242	5,009
Cost of goods sold	1,466	1,455	3,052	2,561
Gross margin	2,079	1,395	4,190	2,448
Operating expenses:
Selling, general and administrative	2,239	1,885	4,363	4,062
Research and development	221	273	460	645
Depreciation and amortization	54	51	108	102
Total operating expenses	2,514	2,209	4,931	4,809
Operating loss from continuing operations	(435)	(814)	(741)	(2,361)
Other (expense) income:
Interest expense	-	(6)	(1)	(13)
Interest income	13	1	25	3
Other income (expense), net	(11)	72	(22)	63
Total other expense:	2	67	2	53
Loss from continuing operations	(433)	(747)	(739)	(2,308)
Net loss from discontinued operations	-	(390)	-	(796)
Net loss	(433)	(1,137)	(739)	(3,104)
Less: Undeclared deemed dividend attributable to noncontrolling interest	-	(66)	-	(129)
Net loss attributable to Nephros, Inc. shareholders	$(433)	$(1,203)	$ (739)	$(3,233)
Net loss per common share, basic and diluted from continuing operations	(0.04)	(0.07)	(0.07)	(0.22)
Net loss per common share, basic and diluted from discontinued operations	-	(0.04)	-	(0.08)
Net loss per common share, basic and diluted	(0.04)	(0.11)	(0.07)	(0.30)
Net loss per common share, basic and diluted, attributable to continuing noncontrolling interest	-	(0.01)	-	(0.01)
Net loss per common share, basic and diluted, attributable to Nephros, Inc, shareholders	$(0.04)	$(0.12)	(0.07)	$(0.31)
Weighted average common shares outstanding, basic and diluted	10,297,429	10,299,148	10,297,429	10,265,267

Comprehensive loss:
Net loss	$(433)	$(1,137)	$(739)	$(3,104)
Other comprehensive loss, foreign currency translation adjustments, net of tax	-	-	-	(3)
Comprehensive loss	(433)	(1,137)	(739)	(3,107)
Comprehensive loss attributable to noncontrolling interest	-	(66)	-	(129)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(433)	$(1,203)	$(739)	$(3,236)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and six months ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2022	10,297,429	$10	$148,413	$-	$(142,831)	$5,592	$3,289	$8,881
Net loss	-	-	-	-	(306)	(306)	-	(306)
Change in non-controlling interest	-	-	3,262	-	-	3,262	(3,262)	-
Stock-based compensation	-	-	346	-	-	346	(27)	319
Balance, March 31, 2023	10,297,429	$10	$152,021	$-	$(143,137)	$8,894	$-	$8,894

Net loss	-	$-	$-	$-	$(433)	$(433)	$-	$(433)
Stock-based compensation	-	-	194	-	-	194	-	194
Balance, June 30, 2023	10,297,429	$10	$152,215	$-	$(143,570)	$8,655	$-	$8,655

	Three and six months ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2021	10,198,712	$10	$147,346	$64	$(135,725)	$11,695	$3,054	$14,749
Net loss	-	-	-	-	(1,967)	(1,967)	-	(1,967)
Change in non-controlling interest	-	-	-	-	-	-	188	188
Net unrealized losses on foreign currency translation, net of tax	-	-	-	(3)	-	(3)	-	(3)
Exercise of warrants	60,374	-	163	-	-	163	-	163
Stock-based compensation	-	-	272	-	-	272	-	272
Balance, March 31, 2022	10,259,086	$10	$147,781	$61	$(137,692)	$10,160	$3,242	$13,402

Net loss	-	$-	$-	$-	$(1,137)	$(1,137)	$-	$(1,137)
Restricted stock vesting	44,732	-	-	-	-	-	-	-
Elimination of cumulative translation adjustment, upon closing of wholly owned foreign subsidiary	-	-	-	(61)	-	(61)	-	(61)
Stock-based compensation	-	-	259	-	-	259	18	277
Balance, June 30, 2022	10,303,818	$10	$148,040	$-	$(138,829)	$9,221	$3,260	$12,481

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(739)	$(3,104)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	19	53
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	88	143
Stock-based compensation, including stock options and restricted stock	513	549
Inventory obsolescence charge	106	108
Gain on foreign currency transactions	-	(60)
Decrease (increase) in operating assets:
Accounts receivable	(290)	(487)
Inventory	920	23
Prepaid expenses and other current assets	35	74
Right-of-use assets	160	174
Other assets	2	22
(Decrease) increase in operating liabilities:
Accounts payable	(437)	77
Accrued expenses	285	(262)
Lease liabilities	(160)	(179)
Net cash provided by (used in) operating activities	502	(2,869)
INVESTING ACTIVITIES:
Purchase of property and equipment	-	(137)
Net cash used in investing activities	-	(137)
FINANCING ACTIVITIES:
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	-	188
Principal payments on finance lease liability	(4)	(3)
Principal payments on equipment financing	(1)	(1)
Payments on secured note payable	(71)	(133)
Proceeds from exercise of warrants	-	163
Net cash provided by (used in) financing activities	(76)	214
Effect of exchange rates on cash and cash equivalents	-	(2)
Net increase (decrease) in cash and cash equivalents	426	(2,794)
Cash and cash equivalents, beginning of period	3,634	6,973
Cash and cash equivalents, end of period	$4,060	$4,179
Supplemental disclosure of cash flow information
Cash paid for interest	$2	$13
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$-	$69

The accompanying notes are an integral part of these unaudited consolidated interim financial statement

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

In July 2018, the Company formed a subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its second-generation hemodiafiltration system and other products focused on improving therapies for patients with renal disease. After SRP’s formation, the Company assigned to SRP all of the Company’s rights to three patents relating to the Company’s hemodiafiltration technology, which were carried at zero book value. On March 9, 2023, the SRP Stockholders approved a plan of dissolution to wind down SRP’s operations, liquidate SRP’s remaining assets and dissolve SRP. Pursuant to such plan, SRP filed a certificate of dissolution with the State of Delaware on April 13, 2023. As a result of the SRP Stockholders’ approval of the plan of dissolution and provisions therein and the extent of SRP’s liabilities, there are no assets available for distribution to the holders of any of SRP’s capital stock, including its Series A Preferred Stock. As such, the value of the SRP Series A Preferred Stock was written to zero and the impact recorded to the Company’s additional paid in capital as the Company retained control of SRP.

The Company’s primary U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey 07079 and 3221 Polaris Avenue, Las Vegas, Nevada 89102. These locations house the Company’s corporate headquarters, research, manufacturing, and distribution facilities.

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Nephros, Inc. and its subsidiaries, including the Company’s wholly owned subsidiary Nephros International, which was dissolved during the quarter ended June 30, 2022, and SRP, which was dissolved pursuant to a plan of dissolution adopted by its stockholders on March 9, 2023 and the subsequent filing of a certificate of dissolution with the State of Delaware on April 13, 2023. All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

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

Liquidity

In February 2022, pursuant to a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) among SRP and the holders of SRP’s outstanding shares of Series A Preferred Stock, SRP issued and sold an additional 100,003 shares of its Series A Preferred Stock at a price of $5.00 per share, resulting in total gross proceeds of $500,015. See “Note 12 – Stockholders’ Equity – Noncontrolling Interest,” below. In addition to the funds provided by the sale of these additional shares of Series A Preferred Stock, the Company and SRP also maintained a loan agreement under which the Company loaned $1.3 million to SRP, of which $1.0 million had been loaned during the year ended December 31, 2020. These loaned funds were used to fund SRP’s operating activities through the FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021, and which received 510(k) clearance on May 13, 2022. In connection with SRP’s plan of dissolution and pursuant to an agreement between the Company and SRP entered into on May 24, 2023, SRP assigned substantially all of its remaining assets to the Company in satisfaction of the entire loan balance. Accordingly, as of June 30, 2023, there was no outstanding balance of this loan.

The Company sustained operating losses every quarter through December 31, 2022. Although the Company has recently realized modest positive operating cash flows, net cash from operations has been mostly negative since the Company’s inception, generating an accumulated deficit of $143.6 million as of June 30, 2023. These operating losses and negative cash flows raise substantial doubt of the Company’s ability to continue as a going concern. The Company has realized positive cash flows during the first two quarters of 2023, partly due to revenue growth and partly due to certain actions the Company took during the second half of 2022. These actions included headcount and other expense reductions, the sale of PDS assets and discontinuance of PDS operations, the wind down and dissolution of SRP, customer price increases, and the recruiting and acquisition of additional sales staff to grow revenues. The Company believes these actions and the recent positive cash flows alleviate the substantial doubt as to the Company’s ability to continue as a going concern. Furthermore, based on these actions, as well as the cash that is available for the Company’s operations and projections of future Company operations, the Company believes that its cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. However, in the event that the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

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

Major Customers

For the three months ended June 30, 2023, and 2022, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2023	2022
A	18%	17%
C	11%	12%
D	11%	1%
E	5%	12%
Total	45%	42%

For the six months ended June 30, 2023, and 2022, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2023	2022
A	19%	20%
B	13%	2%
C	10%	12%
Total	42%	34%

As of June 30, 2023, and December 31, 2022, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2023	2022
A	16%	21%
B	11%	2%
C	8%	10%
F	6%	10%
Total	41%	43%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for doubtful accounts as of June 30, 2023, and December 31, 2022, respectively.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2023, depreciation expense was approximately $1,000 and $2,000, respectively. For the three and six months ended June 30, 2022, depreciation expense was approximately $12,000 and $16,000, respectively.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three and six months ended June 30, 2023, or 2022. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Other revenues recognized for the three and six months ended June 30, 2023 were approximately $8,000 and $43,000, respectively. Other revenues recognized for the three and six months ended June 30, 2022 were approximately $13,000 and $21,000, respectively.

Other Revenue – Other revenues are derived from sales of services to customers, which primarily include installation, training and testing on products and equipment sold to certain customers.

Note 4 – Discontinued Operations

In accordance with ASC 205-20, “Presentation of Financial Statements: Discontinued Operations”, a disposal of a component of an entity or a group of components of an entity (disposal group) is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the disposal group meets the criteria to be classified as held-for-sale. The consolidated statements of operations reported for current and prior periods report the results of operations of the discontinued operations, including the impairment loss recognized as a component of net income (loss) separate from the net income (loss) from continuing operations.

All discontinued operations relate to the Company’s previously reported PDS segment, for the three and six months ended June 30, 2022.

Three Months Ended
June 30, 2022
(in thousands)
Total net revenues	$34
Gross loss	(34)
Research and development expenses	158
Depreciation and amortization expense	13
Selling, general and administrative expenses	185
Total operating expenses	356
Operating loss from discontinued operations	(390)
Impairment of assets held for sale	-
Loss from discontinued operations	$(390)

Six Months Ended
June 30, 2022
(in thousands)
Total net revenues	$62
Gross loss	(62)
Research and development expenses	364
Depreciation and amortization expense	14
Selling, general and administrative expenses	356
Total operating expenses	734
Operating loss from discontinued operations	(796)
Impairment of assets held for sale	-
Loss from discontinued operations	$(796)

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

At June 30, 2023 and December 31, 2022, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At June 30, 2023 and December 31, 2022, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2023
Cash	$168	$		$
Money market funds	3,892
Cash and cash equivalents	$4,060		$-		$-

December 31, 2022
Cash	$1,598	$		$
Money market funds	2,036
Cash and cash equivalents	$3,634		$-		$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of June 30, 2023 and December 31, 2022 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 6 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Finished goods	$1,674	$2,709
Raw materials	452	422
Work in process	-	22
Total inventory	$2,126	$3,153

Note 7 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of June 30, 2023 and December 31, 2022 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	June 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(45)	$5	$50	$(40)	$10
Customer relationships	540	(143)	397	540	(127)	413
Total intangible assets	$590	$(188)	$402	$590	$(167)	$423

The Company recognized amortization expense of approximately $11,000 for each of the three months ended June 30, 2023 and June 30, 2022. All were recognized in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

As of June 30, 2023, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2023 (excluding the six months ended June 30, 2023)	$21
2024	32
2025	32
2026	32
2027	32
2028	32

Goodwill

Goodwill has a carrying value on the Company’s consolidated balance sheets of approximately $0.8 million at June 30, 2023 and December 31, 2022.

Note 8 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement includes both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The License and Supply Agreement expires on December 31, 2025, unless earlier terminated by either party in accordance with its terms. The Company intends to seek an extension of the License and Supply Agreement prior to such termination date.

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the consolidated balance sheet is $0.4 million as of June 30, 2023 and December 31, 2022, respectively. Accumulated amortization is $1.9 million as of June 30, 2023 and December 31, 2022, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended June 30, 2023 and 2022 on the consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the six months ended June 30, 2023 or June 30, 2022.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $95,000 and $73,000 for the three months ended June 30, 2023 and 2022, respectively, was recognized as royalty expense and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $191,000 and $132,000 for the six months ended June 30, 2023 and 2022, respectively, was recognized as royalty expense and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $95,000 and $71,000 of this royalty expense was included in accounts payable as of June 30, 2023 and December 31, 2022, respectively.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. As of June 30, 2023, the principal balance of the Secured Note was paid off.

The Secured Note had a maturity date of April 1, 2023. The unpaid principal balance accrued interest at a rate of 8% per annum. Principal and interest payments were due on the first day of each month commencing on May 1, 2018. The Secured Note was subject to terms and conditions of and was secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement entered into on August 17, 2017 and subsequently amended on December 20, 2019 (the “Loan Agreement”). An event of default under such Loan Agreement was an event of default under the Secured Note and vice versa.

During the three months ended June 30, 2023, no payments were made under the Secured Note, as the Note was repaid in full at March 31, 2023. During the three months ended June 30, 2022, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $5,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss for the three months ended June 30, 2022.

During the six months ended June 30, 2023 and June 30, 2022, the Company made payments under the Secured Note of approximately $71,000 and $144,000, respectively. Included in the total payments made, approximately $1,000 and $11,000 was recognized as interest expense on the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023 and June 30, 2022.

Note 10 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 5 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended June 30, 2023	Three months ended June 30, 2022
	(in thousands)
Operating lease cost	$90	$102
Finance lease cost:
Amortization of right-of-use assets	2	1
Interest on lease liabilities	1	1
Total finance lease cost	3	2
Variable lease cost	3	10
Total lease cost	$96	$114

	Six months ended June 30, 2023	Six months ended June 30, 2022
	(in thousands)
Operating lease cost	$182	$213
Finance lease cost:
Amortization of right-of-use assets	4	5
Interest on lease liabilities	2	3
Total finance lease cost	6	8
Variable lease cost	7	19
Total lease cost	$195	$240

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30, 2023	Six months ended June 30, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160	$211
Financing cash flows from finance leases	$4	$3

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Operating lease right-of-use assets	$816	$972
Finance lease right-of-use assets	$8	$12

Current portion of operating lease liabilities	$315	$308
Operating lease liabilities, net of current portion	534	700
Total operating lease liabilities	$849	$1,008

Current portion of finance lease liabilities	$8	$8
Finance lease liabilities, net of current portion	-	5
Total finance lease liabilities	$8	$13

Weighted average remaining lease term
Operating leases	3.6 years	3.9 years
Finance leases	1.1 years	1.54 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of June 30, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2023 (excluding the six months ended June 30, 2023)	$105	$4
2024	299	4
2025	163	-
2026	168	-
2027	158	-
Total future minimum lease payments	893	8
Less imputed interest	(44)	-
Total	$849	$8

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

Stock Options

The Company granted stock options to purchase 357,165 and 447,065 shares of common stock, respectively, to employees during the three and six months ended June 30, 2023. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and six months ended June 30, 2023, was approximately $0.4 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the six months ended June 30, 2023.

Assumptions for Option Grants
Stock Price Volatility	74.01%
Risk-Free Interest Rate	3.43%
Expected Life (in years)	6.21
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was approximately $169,000 and $242,000 for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, approximately $156,000 and $13,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2022, approximately $225,000 and $17,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was $349,000 and $473,000 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, approximately $315,000 and $34,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2022, approximately $443,000 and $30,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three or six months ended June 30, 2023 and 2022, as the Company is in a net operating loss position. As of June 30, 2023, there was approximately $1.0 million of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.5 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s consolidated statement of operations was approximately $25,000 and $17,000 for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, approximately $25,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. For the three months ended June 30, 2022, approximately $17,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock was approximately $38,000 and $58,000 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, approximately $38,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. During the six months ended June 30, 2023, 23,781 shares of restricted stock were issued to employees, 133,722 shares of restricted stock were issued to board members all related to services rendered during the year ended December 31, 2022. In addition, 30,000 shares of restricted stock were issued to contractors during the six months ended June 30, 2023. All restricted shares issued during the six months ended June 30, 2023, have a vesting period of six months. For the six months ended June 30, 2022, approximately $58,000 is included in selling, general and administrative expenses and research and development expenses on the accompanying consolidated statement of operations and comprehensive loss.

As of June 30, 2023, there was approximately $12,000 of unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 0.1 years.

The aggregate shares of common stock legally issued and outstanding as of June 30, 2023 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. This plan is no longer operational, due to the wind down of SRP’s operations and its April 2023 dissolution.

Due to the Company’s deemed acquisition of the non-controlling interest in SRP during the six months ended June 30, 2023, all remaining equity-based awards have been forfeited and no further expense will be incurred related to these awards. There were no SRP stock options or other equity awards granted during the six months ended June 30, 2023. For the six months ended June 30, 2023, a credit of approximately ($27,000) was recognized for expense related to the SRP equity-based awards. Stock-based compensation expense related to the SRP stock grants was approximately $18,000, for the three and six months ended June 30, 2022. Stock-based compensation expense related to the SRP equity-based awards is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of December 31, 2022.

Note 12 – Stockholders’ Equity

Noncontrolling Interest

Pursuant to the terms and conditions of a Series A Preferred Stock Purchase Agreement, dated September 9, 2018, among SRP and the purchasers identified therein (the “SRP Purchase Agreement”), SRP sold to such purchasers an aggregate of 600,000 shares of its Series A Preferred Stock (the “Series A Preferred”) at a price of $5.00 per share resulting in total gross proceeds of $3.0 million. On February 1, 2022, SRP and such purchasers amended the SRP Purchase Agreement to allow for the sale of an additional 100,003 shares of Series A Preferred, all of which were sold on February 4, 2022, for aggregate gross proceeds of $500,015 and otherwise on the same terms and conditions as set forth in the SRP Purchase Agreement. Approximately $188,000 of the proceeds from the February 2022 sales were recorded as an increase to the equity of the non-controlling interests. The Company purchased 62,500 shares of SRP’s Series A Preferred at such closing and, as a result, maintained its 62.5% stock ownership position in SRP. The other purchasers at the February 2022 closing included the Company’s Chief Executive Officer, who purchased 313 shares, and Lambda Investors LLC (“Lambda”), an affiliate of Wexford Capital, which together with its affiliates owns approximately 36% of the Company’s common stock, which purchased 25,938 shares of the Series A Preferred in February 2022. Such purchases were made on the same terms as all other purchasers. In addition to the funds provided by the SRP Purchase Agreement, the Company loaned to SRP to the principal amount of $1.3 million, $1.0 million of which was advanced during the year ended December 31, 2020.

As of December 31, 2022, the non-controlling interest in SRP held by holders of the Series A Preferred has been classified as equity on the accompanying consolidated interim balance sheet, as the non-controlling interest is redeemable only upon the occurrence of events that are within the control of the Company. As a result of the adoption of the plan of liquidation and dissolution by SRP’s stockholders and the subsequent filing of a certificate of dissolution of SRP with the State of Delaware, the redemption feature related to the Series A Preferred Stock effectively terminated. As such, the value of the Series A Preferred Stock previously presented in non-controlling interest was reclassified to additional paid in capital as the Company retained control of SRP.

In March 2023, the board of directors of SRP adopted, and the stockholders of SRP approved, a plan to wind down SRP’s operations and dissolve, and in April 2023, SRP filed a certificate of dissolution with the State of Delaware. In accordance with its plan of dissolution, after SRP satisfied its other outstanding liabilities, SRP assigned to the Company all of its remaining assets, including its intellectual property rights, in satisfaction of outstanding indebtedness owed to the Company in the approximate amount of $1.5 million. No other assets are available for distribution to any of SRP’s stockholders, including the Company, in respect of their shares of SRP capital stock, including the Series A Preferred. As a result of the dissolution described above, it was determined approximately $24,000 of inventory likely had no value, and was written off in the period ended March 31, 2023.

Warrants

During the three and six months ended June 30, 2023, the Company had no outstanding warrants.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	June 30,
	2023	2022
Shares underlying options outstanding	1,765,853	1,603,835
Unvested restricted stock	187,503	15,000

Note 14 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 8 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2023, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.8 million (approximately $4.1 million). As of June 30, 2023, the Company’s aggregate purchase commitments totaled €3.3 million (approximately $3.6 million).

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

We previously held a majority stake in Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company that was focused primarily on developing hemodiafiltration (“HDF”) technology. On May 13, 2022, the FDA gave 510(k) clearance to SRP’s second-generation model of the OLpūrH2H Hemodiafiltration System, which enables nephrologists to provide HDF treatment to patients with end stage renal disease. In January 2023, SRP management began exploring strategic partnerships to support a commercial launch of the HDF product but was unsuccessful in identifying a partner. By late February 2023, SRP had nearly exhausted its capital resources. Due to its limited capital and lack of prospects for securing a strategic partnership or additional financing, the board of directors of SRP adopted a plan on March 6, 2023 to wind down SRP operations, liquidate its remaining assets and dissolve the company. That plan was approved by SRP’s stockholders on March 9, 2023, and on April 11, 2023, SRP filed a certificate of dissolution with the State of Delaware. SRP’s cash resources were sufficient to satisfy all of its outstanding liabilities other than its obligations to us under a loan with an outstanding balance of approximately $1.5 million. Accordingly, SRP assigned to Nephros all of its remaining assets, including its intellectual property rights in the HDF2 device, in satisfaction of its outstanding loan balance. Although we have no current plans to do so, we may re-evaluate opportunities for HDF in the future.

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

Pathogen Detection Systems (“PDS”)

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

Critical Accounting Policies

For the six-month period ended June 30, 2023, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

			$	%
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Total net revenues	$3,545	$2,850	$695	24%
Cost of goods sold	1,466	1,455	11	1%
Gross margin	2,079	1,395	684	49%
Gross margin %	59%	49%	-	10%
Selling, general and administrative expense	2,239	1,885	354	19%
Research and development expense	221	273	(52)	(19)%
Depreciation and amortization expense	54	51	3	6%
Operating loss from continuing operations	(435)	(814)	379	47%
Interest expense	-	(6)	6	100%
Interest income	13	1	12	1200%
Other income (expense), net	(11)	72	(83)	(115)%
Net loss from continuing operations	(433)	(747)	314	42%
Net loss from discontinued operations	-	(390)	390	100%
Net loss	(433)	(1,137)	704	62%
Less: Undeclared deemed dividend attributable to noncontrolling interest	-	(66)	66	100%
Net loss attributable to Nephros, Inc.	$(433)	$(1,203)	$770	64%

Revenue

The increase in net revenues of $0.7 million, or 24%, was driven by investments in our executive and medical sales organizations and partnering with a master distributor for much of our commercial business. These investments generated approximately 14% growth in our core, programmatic business.

Gross Profit Margin

Consolidated gross margin was approximately 59% for the three months ended June 30, 2023 compared to approximately 49% for the three months ended June 30, 2022. The increase of approximately 10%, reflecting a return to target gross margins of 55-60%, was driven by price increases implemented in the second and third quarters of 2022, reductions in shipping expenses, and improved inventory management.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $354,000, or 19%, primarily due to an increase in bonus accrual and sales commission expense.

Research and Development Expenses

Consolidated research and development expenses decreased approximately $52,000 due to the wind down of SRP and slightly decreased investment in water filter research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $54,000 and $51,000, respectively, for the three months ended June 30, 2022, and 2023.

Interest Expense

There was no interest expense for the three months ended June 30, 2023. Interest expense was approximately $6,000 for the three months ended June 30, 2022, comprised primarily of interest on our secured note payable.

Interest Income

Interest income was approximately $13,000 for the three months ended June 30, 2023 compared to approximately $1,000 for the three months ended June 30, 2022.

Other Income (Expense), net

Other expense of approximately ($11,000) for the three months ended June 30, 2023 is primarily a result of losses on foreign currency transactions. Other income of approximately $72,000 for the three months ended June 30, 2022 is primarily related to the release of the cumulative translation adjustment, from accumulated other comprehensive income (loss) on the liquidation of a foreign entity.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

			$	%
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Total net revenues	$7,242	$5,009	$2,233	45%
Cost of goods sold	3,052	2,561	491	19%
Gross margin	4,190	2,448	1,742	71%
Gross margin %	58%	49%	-	9%
Selling, general and administrative expense	4,363	4,062	301	7%
Research and development expense	460	645	(185)	(29)%
Depreciation and amortization expense	108	102	6	6%
Operating loss from continuing operations	(741)	(2,361)	1,620	69%
Interest expense	(1)	(13)	12	92%
Interest income	25	3	22	733%
Other expense, net	(22)	63	(85)	(135)%
Net loss from continuing operations	(739)	(2,308)	1,569	68%
Ner loss from discontinued operations	-	(796)	796	100%
Net loss	(739)	(3,104)	2,365	76%
Less: Undeclared deemed dividend attributable to noncontrolling interest	-	(129)	129	100%
Net loss attributable to Nephros, Inc.	$(739)	$(3,233)	$2,494	77%

Revenue

The increase in net revenues of $2.2 million, or 45%, was driven by two factors. First, we invested in our sales organization, increasing medical sales headcount significantly and partnering with a master distributor for much of our commercial business. These investments generated approximately 29% growth in our core, programmatic business. Second, we received an unusually large emergency response order, which generated approximately $600,000 of additional, revenue in the first quarter of 2023.

Gross Profit Margin

Consolidated gross margin was approximately 58% for the six months ended June 30, 2023, compared to approximately 49% for the six months ended June 30, 2022. The increase of approximately 9%, reflecting a return to target gross margins of 55-60%, was driven by price increases implemented in the second and third quarters of 2022, reductions in shipping expenses, and improved inventory management.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $0.3 million or 7% primarily due to an increase in bonus accrual and sales commission expense.

Research and Development Expenses

Consolidated research and development expenses decreased $185,000 primarily due to due to the wind down of SRP and slightly decreased investment in water filter research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $108,000 and $102,000, respectively, for the six months ended June 30, 2023 and 2022.

Interest Expense

Interest expense was approximately $1,000 for the six months ended June 30, 2023 compared to $13,000 for the six months ended June 30, 2022. This reduction is primarily related to a lower principal balance of the company’s secured note payable.

Interest Income

Interest income was approximately $25,000 for the six months ended June 30, 2023. compared to approximately $3,000 for the six months ended March 31, 2022.

Other Income (Expense), net

Other expense was approximately $22,000 for the six months ended June 30, 2023 and is primarily a result of losses on foreign currency transactions. Other income was approximately $63,000 for the six months ended June 30, 2022 and is primarily related to the release of the cumulative translation adjustment from accumulated other comprehensive income (loss) on the liquidation of a foreign entity.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2023 and December 31, 2022 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	June 30,	December 31,
Liquidity and Capital Resources	2023	2022
Cash and cash equivalents	$4,060	$3,634
Other current assets	3,854	4,627
Working capital	6,717	6,849
Stockholders’ equity	8,655	8,881

At June 30, 2023, we had an accumulated deficit of $143.6 million and we may incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

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

Net cash provided by operating activities was $0.5 million for the six months ended June 30, 2023, compared to net cash used in operating activities of approximately $2.9 for the six months ended June 30, 2022, an increase of $3.4 million due primarily to a decrease of $2.4 million in net loss as a result of increased revenue for the six months ended June 30, 2023 compared to 2022, increased gross margins, and decreased research and development costs. In addition, a reduction in inventory provided approximately $0.9 million in cash, which was partially offset by an increase in accounts receivable used approximately $0.3 million in cash, both as a result of the large increase in sales for the period. While cash flows may fluctuate in the near term, we believe that future cash flows will trend positive over the coming quarters.

We had no investing activities for the six months ended June 30, 2023. Net cash used in investing activities was approximately $137,000 in the six months ended June 30, 2022, due to purchases of property and equipment.

Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2023, primarily due to principal payments on debt. Net cash provided by financing activities was approximately $0.2 million for the six months ended June 30, 2022. This was primarily from proceeds from the exercise of warrants of $0.2 million and from the sale to subsidiary preferred shares to a noncontrolling interest of $0.2 million, partially offset by payments of $0.1 million on our secured note, principal payments of approximately $3,000 on our finance lease obligation and principal payments of approximately $1,000 on our equipment financing debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Item 5. Other Information.

Lease Agreements

The Company and FRG-X-NJ2, LP, as landlord, entered in into an Industrial Lease Agreement dated July 5, 2023, relating the Company’s lease of approximately 16,000 square feet of warehouse and office space (13,000 and 3,000, respectively) situated in Whippany, New Jersey. The lease term is five years commencing September 1, 2023 (with options for two additional five-year terms) and provides for average annual lease payments of approximately $281,000.

In addition, on July 3, 2023, the Company also entered into a sublease agreement relating to its 16,000 square foot warehouse and office facility in Las Vegas, Nevada where the Company’s Aether operations have been based.  The term of the sublease commenced on August 1, 2023, and is co-terminus with the Company’s prime lease for such facility, which expires August 31, 2024.  The sublease provides for monthly rental payments to the Company of $18,000, which is approximately 93% of the Company’s monthly rental obligations under the prime lease.  The subtenant has agreed to perform all of the Company’s other obligations under the prime lease.  The Company is in the process of moving all of the operations previously conducted at its Las Vegas facility to its new Whippany, New Jersey facility.

Amendment to Employment Agreement with Interim Chief Financial Officer

On August 9, 2023, the Company and Andrew Astor, the Company’s current Interim Chief Financial Officer and its former President and Chief Executive Officer, entered into an amendment (the “Amendment”) to Mr. Astor’s employment agreement with the Company dated August 23, 2020. The Amendment confirms Mr. Astor’s change in positions following his May 11, 2023, retirement as President and CEO and his continued employment as the Company’s interim Chief Financial Officer. In consideration for Mr. Astor’s continued employment as interim CFO and his assistance in transitioning to new management, the Amendment also sets forth the following adjustments to Mr. Astor’s compensation arrangements with the Company:

●	Mr. Astor’s annualized base salary will continue at the same rate as in effect at the date of his retirement, but because the time commitment as interim CFO is expected to decline from full-time, his base salary rate will be re-evaluated on a monthly basis and proportionally adjusted to reflect any such reduced time commitment.
●	Mr. Astor will continue to be eligible to receive his 2023 annual cash bonus, subject to the achievement of the corporate goals and milestones approved by the Board of Directors of the Company (the “Board”), and as determined by the Board, but prorated for Mr. Astor’s period of employment and time dedicated to employment for 2023.
●	Upon the final termination of Mr. Astor’s employment or other service relationship with the Company, and provided that Mr. Astor does not terminate his employment without the Company’s consent, his right to purchase one-half of the shares of common stock subject to each stock option award currently held by him and which are vested as of such termination date will remain exercisable until December 31, 2026, and the remaining one-half of such shares will, in accordance with the original terms of each such stock option grant, remain exercisable for a period of three months following such termination.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Employment Agreement dated May 5, 2023, between Nephros, Inc. and Robert Banks. * †

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 9, 2023	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Andrew Astor
	Name:	Andrew Astor
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

