Form 10-Q
period 2023-09-30
NEPHROS INC
filed 2023-11-08
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 6, 2023, 10,484,932 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,622	$3,634
Accounts receivable, net	1,443	1,286
Inventory	2,268	3,153
Prepaid expenses and other current assets	173	188
Total current assets	8,506	8,261
Property and equipment, net	88	116
Lease right-of-use assets	750	984
Intangible assets, net	392	423
Goodwill	759	759
License and supply agreement, net	301	402
Other assets	123	54
TOTAL ASSETS	$10,919	$10,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$-	$71
Accounts payable	805	740
Accrued expenses	712	285
Current portion of lease liabilities	311	316
Total current liabilities	1,828	1,412
Equipment financing, net of current portion	-	1
Lease liabilities, net of current portion	469	705
TOTAL LIABILITIES	2,297	2,118

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at September 30, 2023 and December 31, 2022; 10,484,932 and 10,297,429 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	10	10
Additional paid-in capital	152,364	148,413
Accumulated deficit	(143,752)	(142,831)
Subtotal	8,622	5,592
Noncontrolling interest	-	3,289
TOTAL STOCKHOLDERS’ EQUITY	8,622	8,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,919	$10,999

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue:
Product revenues	$3,713	$2,399	$10,912	$7,387
Royalty and other revenues	29	10	72	30
Total net revenues	3,742	2,409	10,984	7,417
Cost of goods sold	1,548	1,647	4,600	4,195
Gross margin	2,194	762	6,384	3,222
Operating expenses:
Selling, general and administrative	2,137	1,743	6,500	5,806
Research and development	205	252	665	896
Depreciation and amortization	55	48	163	162
Total operating expenses	2,397	2,043	7,328	6,864
Operating loss from continuing operations	(203)	(1,281)	(944)	(3,642)
Other (expense) income:
Interest expense	-	(4)	(1)	(17)
Interest income	11	4	36	7
Other income (expense), net	10	31	(12)	94
Total other expense:	21	31	23	84
Loss from continuing operations	(182)	(1,250)	(921)	(3,558)
Net loss from discontinued operations	-	(1,904)	-	(2,700)
Net loss	(182)	(3,154)	(921)	(6,258)
Less: Undeclared deemed dividend attributable to noncontrolling interest	-	(77)	-	(206)
Net loss attributable to Nephros, Inc. shareholders	$(182)	$(3,231)	$(921)	$(6,464)
Net loss per common share, basic and diluted from continuing operations	(0.02)	(0.12)	(0.09)	(0.35)
Net loss per common share, basic and diluted from discontinued operations	-	(0.18)	-	(0.26)
Net loss per common share, basic and diluted	(0.02)	(0.30)	(0.09)	(0.61)
Net loss per common share, basic and diluted, attributable to continuing noncontrolling interest	-	(0.01)	-	(0.02)
Net loss per common share, basic and diluted, attributable to Nephros, Inc, shareholders	$(0.02)	$(0.31)	(0.09)	$(0.63)
Weighted average common shares outstanding, basic and diluted	10,460,866	10,303,818	10,352,108	10,278,258

Comprehensive loss:
Net loss	$(182)	$(3,154)	$(921)	$(6,258)
Other comprehensive loss, foreign currency translation adjustments, net of tax	-	-	-	(3)
Comprehensive loss	(182)	(3,154)	(921)	(6,261)
Comprehensive loss attributable to noncontrolling interest	-	(77)	-	(206)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(182)	$(3,231)	$(921)	$(6,467)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2022	10,297,429	$10	$148,413	$-	$(142,831)	$5,592	$3,289	$8,881
Net loss	-	-	-	-	(306)	(306)	-	(306)
Change in non-controlling interest	-	-	3,262	-	-	3,262	(3,262)	-
Stock-based compensation	-	-	346	-	-	346	(27)	319
Balance, March 31, 2023	10,297,429	$10	$152,021	$-	$(143,137)	$8,894	$-	$8,894

Net loss	-	$-	$-	$-	$(433)	$(433)	$-	$(433)
Stock-based compensation	-	-	194	-	-	194	-	194
Balance, June 30, 2023	10,297,429	$10	$152,215	$-	$(143,570)	$8,655	$-	$8,655
Net loss	-	-	-	-	$(182)	$(182)	-	$(182)
Restricted stock vesting	187,503	-	-	-	-	-	-	-
Stock-based compensation	-	-	149	-	-	149	-	149
Balance, September 30, 2023	10,484,932	$10	$152,364	$-	$(143,752)	$8,622	$-	$8,622

	Three and nine months ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Non controlling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2021	10,198,712	$10	$147,346	$64	$(135,725)	$11,695	$3,054	$14,749
Net loss	-	-	-	-	(1,967)	(1,967)	-	(1,967)
Change in non-controlling interest	-	-	-	-	-	-	188	188
Net unrealized losses on foreign currency translation, net of tax	-	-	-	(3)	-	(3)	-	(3)
Exercise of warrants	60,374	-	163	-	-	163	-	163
Stock-based compensation	-	-	272	-	-	272	-	272
Balance, March 31, 2022	10,259,086	$10	$147,781	$61	$(137,692)	$10,160	$3,242	$13,402

Net loss	-	$-	$-	$-	$(1,137)	$(1,137)	$-	$(1,137)
Restricted stock vesting	44,732	-	-	-	-	-	-	-
Elimination of cumulative translation adjustment, upon closing of wholly owned foreign subsidiary	-	-	-	(61)	-	(61)	-	(61)
Stock-based compensation	-	-	259	-	-	259	18	277
Balance, June 30, 2022	10,303,818	$10	$148,040	$-	$(138,829)	$9,221	$3,260	$12,481

Net loss	-	-	-	-	(3,154)	(3,154)	-	(3,154)
Stock-based compensation	-	-	235	-	-	235	19	254
Balance, September 30, 2022	10,303,818	$10	$148,275	$-	$(141,983)	$6,302	$3,279	$9,581

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(921)	$(6,258)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	29	82
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	134	214
Stock-based compensation, including stock options and restricted stock	662	803
Inventory obsolescence charge	106	773
Provision for bad debt expense	14	(1)
Impairment of assets held for sale	-	1,395
Gain on foreign currency transactions	-	(60)
Decrease (increase) in operating assets:
Accounts receivable	(171)	269
Inventory	778	429
Prepaid expenses and other current assets	15	28
Right-of-use assets	234	262
Other assets	(69)	26
(Decrease) increase in operating liabilities:
Accounts payable	65	(555)
Accrued expenses	425	(174)
Lease liabilities	(237)	(272)
Net cash provided by (used in) operating activities	1,064	(3,039)
INVESTING ACTIVITIES:
Purchase of property and equipment	-	(137)
Net cash used in investing activities	-	(137)
FINANCING ACTIVITIES:
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	-	188
Principal payments on finance lease liability	(4)	(3)
Principal payments on equipment financing	(1)	(2)
Payments on secured note payable	(71)	(201)
Proceeds from exercise of warrants	-	163
Net cash provided by (used in) financing activities	(76)	145
Effect of exchange rates on cash and cash equivalents	-	(2)
Net increase (decrease) in cash and cash equivalents	988	(3,033)
Cash and cash equivalents, beginning of period	3,634	6,973
Cash and cash equivalents, end of period	$4,622	$3,940
Supplemental disclosure of cash flow information
Cash paid for interest	$6	$17
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$-	$69

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

In July 2018, the Company formed a subsidiary, Specialty Renal Products, Inc. (“SRP”), to drive the development of its second-generation hemodiafiltration system and other products focused on improving therapies for patients with renal disease. After SRP’s formation, the Company assigned to SRP all of the Company’s rights to three patents relating to the Company’s hemodiafiltration technology, which were carried at zero book value. On March 9, 2023, the SRP Stockholders approved a plan of dissolution to wind down SRP’s operations, liquidate SRP’s remaining assets and dissolve SRP. Pursuant to such plan, SRP filed a certificate of dissolution with the State of Delaware on April 13, 2023. As a result of the SRP Stockholders’ approval of the plan of dissolution and provisions therein and after satisfying all of SRP’s liabilities, there are no assets available for distribution to the holders of any of SRP’s capital stock, including its Series A Preferred Stock. As such, the value recorded to non-controlling interest was written to zero and the impact reclassified to the Company’s additional paid-in capital as the Company retained control of SRP.

The Company’s primary U.S. facility is located at 380 Lackawanna Place, South Orange, New Jersey 07079. This location houses the Company’s corporate headquarters, research, manufacturing, and distribution facilities.

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Liquidity

In February 2022, pursuant to a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) among SRP and the holders of SRP’s outstanding shares of Series A Preferred Stock, SRP issued and sold an additional 100,003 shares of its Series A Preferred Stock at a price of $5.00 per share, resulting in total gross proceeds of $500,015. See “Note 12 – Stockholders’ Equity – Noncontrolling Interest,” below. In addition to the funds provided by the sale of these additional shares of Series A Preferred Stock, the Company and SRP also maintained a loan agreement under which the Company loaned $1.3 million to SRP, of which $1.0 million had been loaned during the year ended December 31, 2020. These loaned funds were used to fund SRP’s operating activities through the FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021, and which received 510(k) clearance on May 13, 2022. In connection with SRP’s plan of dissolution and pursuant to an agreement between the Company and SRP entered into on May 24, 2023, SRP assigned substantially all of its remaining assets to the Company in satisfaction of the entire loan balance. Accordingly, as of September 30, 2023, there was no outstanding balance of this loan.

The Company has sustained operating losses every quarter through December 31, 2022, generating an accumulated deficit of $143.8 million as of September 30, 2023. Throughout 2023, however, the Company’s operating cash flows have been positive due to increased sales, improved gross margins, careful expense management, and the dispositions of the PDS and SRP businesses. These actions resulted in the Company generating cash from operations of approximately $1.1 million through the nine months ended September 30, 2023. Based on these positive cash flows, the Company believes that its cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. However, in the event that the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

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

Major Customers

For the three months ended September 30, 2023, and 2022, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2023	2022
A	35%	33%
B	13%	4%
Total	48%	37%

For the nine months ended September 30, 2023, and 2022, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2023	2022
A	24%	24%
B	11%	10%
Total	35%	34%

As of September 30, 2023, and December 31, 2022, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2023	2022
C	15%	10%
A	14%	21%
B	4%	10%
Total	33%	41%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. The allowance for doubtful accounts was approximately $14,000 as of September 30, 2023. There was no allowance for doubtful accounts as of December 31, 2022.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2023, depreciation expense was approximately $1,000 and $3,000, respectively. For the three and nine months ended September 30, 2022, depreciation expense was approximately $3,000 and $19,000, respectively.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three and nine months ended September 30, 2023, or 2022. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Other revenues recognized for the three and nine months ended September 30, 2023 were approximately $29,000 and $72,000, respectively. Other revenues recognized for the three and nine months ended September 30, 2022 were approximately $10,000 and $30,000, respectively.

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

All discontinued operations relate to the Company’s previously reported PDS segment, for the three and nine months ended September 30, 2022.

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	(in thousands)	(in thousands)
Total net revenues	$79	$141
Gross loss	(149)	(211)
Research and development expenses	192	556
Depreciation and amortization expense	7	21
Selling, general and administrative expenses	161	517
Total operating expenses	360	1,094
Operating loss from discontinued operations	(509)	(1,305)
Impairment of assets held for sale	(1,395)	(1,395)
Loss from discontinued operations	$(1,904)	$(2,700)

The following items related to discontinued operations were included in the condensed consolidated statement of cash flows:

For the nine months ended,
September 30, 2022
(in thousands)
Depreciation	$42
Amortization	82
Stock compensation	66
Impairment of assets held-for-sale	1,395
Operating lease right-of-use assets	33
Purchases of property and equipment	(34)

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

At September 30, 2023 and December 31, 2022, the Company’s cash equivalents consisted of money market funds and certificates of deposit that can be withdrawn before maturity. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At September 30, 2023 and December 31, 2022, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2023
Cash	$1,320	$	$
Money market funds	1,802
Certificate of deposit	1,500
Cash and cash equivalents	$4,622	$-	$-

December 31, 2022
Cash	$1,598	$	$
Money market funds	2,036
Cash and cash equivalents	$3,634	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of September 30, 2023 and December 31, 2022 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 6 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Finished goods	$1,895	$2,709
Raw materials	373	422
Work in process	-	22
Total inventory	$2,268	$3,153

Note 7 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of September 30, 2023 and December 31, 2022 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	September 30, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(47)	$3	$50	$(40)	$10
Customer relationships	540	(151)	389	540	(127)	413
Total intangible assets	$590	$(198)	$392	$590	$(167)	$423

The Company recognized amortization expense of approximately $11,000 for each of the three months ended September 30, 2023 and September 30, 2022. All were recognized in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

The Company recognized amortization expense of approximately $31,000 for each of the nine months ended September 30, 2023 and September 30, 2022. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations and comprehensive loss.

As of September 30, 2023, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2023 (excluding the nine months ended September 30, 2023)	$11
2024	32
2025	32
2026	32
2027	32
2028	32

The Company recognized approximately $1.0 million in intangible asset impairment charges during the three and nine months ended September 30, 2022, related to the fair value of assets held for sale. (See Note 4 –Discontinued Operations).

Goodwill

Goodwill has a carrying value on the Company’s consolidated balance sheets of approximately $0.8 million at September 30, 2023 and December 31, 2022.

Note 8 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement includes both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The License and Supply Agreement expires on December 31, 2025, unless earlier terminated by either party in accordance with its terms. The Company is in active discussions to extend the License and Supply Agreement and expects to complete this extension prior to such termination date.

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the consolidated balance sheet is $0.3 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively. Accumulated amortization is $2 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $33,000 was recognized in each of the three months ended September 30, 2023 and 2022 on the consolidated statement of operations and comprehensive loss.

As of September 2013, the Company has an understanding with Medica whereby the Company has agreed to pay interest to Medica at a 12% annual rate calculated on the principal amount of any outstanding invoices that are not paid pursuant to the original payment terms. There was no interest recognized for the nine months ended September 30, 2023 or September 30, 2022.

In addition, for the period beginning April 23, 2014 through December 31, 2025, the Company will pay Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $102,000 and $64,000 for the three months ended September 30, 2023 and 2022, respectively, was recognized as royalty expense and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $292,000 and $198,000 for the nine months ended September 30, 2023 and 2022, respectively, was recognized as royalty expense and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $102,000 and $71,000 of this royalty expense was included in accounts payable as of September 30, 2023 and December 31, 2022, respectively.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. As of September 30, 2023, the principal balance of the Secured Note was paid off.

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

During the three months ended September 30, 2023, no payments were made under the Secured Note, as the Note was repaid in full at March 31, 2023. During the three months ended September 30, 2022, the Company made payments under the Secured Note of approximately $72,000. Included in the total payments made, approximately $4,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss for the three months ended September 30, 2022.

During the nine months ended September 30, 2023 and September 30, 2022, the Company made payments under the Secured Note of approximately $71,000 and $216,000, respectively. Included in the total payments made, approximately $1,000 and $15,000 was recognized as interest expense on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023 and September 30, 2022.

Note 10 – Leases

The Company has operating leases for corporate offices, an automobile and office equipment. The leases have remaining lease terms of 1 year to 5 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022
	(in thousands)
Operating lease cost	$90	$103
Finance lease cost:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	-	1
Total finance lease cost	2	3
Variable lease cost	2	9
Total lease cost	$94	$115

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(in thousands)
Operating lease cost	$272	$316
Finance lease cost:
Amortization of right-of-use assets	6	7
Interest on lease liabilities	2	4
Total finance lease cost	8	11
Variable lease cost	9	28
Total lease cost	$289	$355

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$272	$316
Financing cash flows from finance leases	$4	$3

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Operating lease right-of-use assets	$744	$972
Finance lease right-of-use assets	$6	$12

Current portion of operating lease liabilities	$305	$309
Operating lease liabilities, net of current portion	469	700
Total operating lease liabilities	$774	$1,009

Current portion of finance lease liabilities	$6	$8
Finance lease liabilities, net of current portion	-	4
Total finance lease liabilities	$6	$12

Weighted average remaining lease term
Operating leases	3.4 years	3.9 years
Finance leases	0.8 years	1.5 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of September 30, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2023 (excluding the nine months ended September 30, 2023)	$53	$2
2024	299	4
2025	163	-
2026	168	-
2027	158	-
Total future minimum lease payments	841	6
Less imputed interest	(67)	-
Total	$774	$6

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

Stock Options

The Company granted stock options to purchase 6,000 and 453,065 shares of common stock, respectively, to employees during the three and nine months ended September 30, 2023. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and nine months ended September 30, 2023, was approximately $0.4 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the nine months ended September 30, 2023.

Assumptions for Option Grants
Stock Price Volatility	74.03%
Risk-Free Interest Rate	3.44%
Expected Life (in years)	6.21
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was approximately $137,000 and $251,000 for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, approximately $134,000 and $3,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2022, approximately $227,000 and $24,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

Stock-based compensation expense related to stock options was $486,000 and $724,000 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, approximately $450,000 and $36,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2022, approximately $669,000 and $55,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three or nine months ended September 30, 2023 and 2022, as the Company is in a net operating loss position. As of September 30, 2023, there was approximately $819,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.4 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s consolidated statement of operations was approximately $12,000 for the three months ended September 30, 2023 and a credit to expense of ($16,000) due to the forfeiture of 15,000 unvested restricted shares for the three months ended September 30, 2022. For the three months ended September 30, 2023, approximately $12,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. For the three months ended September 30, 2022, approximately ($16,000) is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

Total stock-based compensation expense for restricted stock was approximately $49,000 and $42,000 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, approximately $49,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. During the nine months ended September 30, 2023, 23,781 shares of restricted stock were issued to employees and 133,722 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2022. In addition, 30,000 shares of restricted stock were issued to contractors during the nine months ended September 30, 2023. All restricted shares issued during the nine months ended September 30, 2023, have a vesting period of six months. For the nine months ended September 30, 2022, approximately $42,000 is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

As of September 30, 2023, there was no unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. This plan is no longer operational, due to the wind down of SRP’s operations and its April 2023 dissolution.

Due to the Company’s deemed acquisition of the non-controlling interest in SRP during the nine months ended September 30, 2023, all remaining equity-based awards have been forfeited and no further expense will be incurred related to these awards. There were no SRP stock options or other equity awards granted during the nine months ended September 30, 2023. For the nine months ended September 30, 2023, a credit of approximately ($27,000) was recognized for expense related to the SRP equity-based awards. Stock-based compensation expense related to the SRP stock grants was approximately $19,000 and $37,000, for the three and nine months ended September 30, 2022. Stock-based compensation expense related to the SRP equity-based awards is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of December 31, 2022.

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

Warrants

During the three and nine months ended September 30, 2023, the Company had no outstanding warrants.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	September 30,
	2023	2022
Shares underlying options outstanding	1,767,443	1,492,247

Note 14 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 8 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2023, the Company has agreed to make minimum annual aggregate purchases from Medica of €3.8 million (approximately $4.1 million). As of September 30, 2023, the Company’s aggregate purchase commitments totaled €4.5 million (approximately $4.8 million).

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

Pathogen Detection Systems (“PDS”)

In 2019, we expanded our portfolio of water solutions with the introduction of pathogen detection system (“PDS”) products and services, including our PluraPath pathogen detection system, which we developed to provide real-time data regarding the existence of a broad array of waterborne pathogens to the infection control teams responsible for executing a building or other facility’s water management plans. In the third quarter of 2021, we acquired the business of GenArraytion, Inc. (“GenArraytion”), including GenArraytion’s many proprietary assays, multiplexing technology, and selection methods for detecting waterborne pathogens and other microorganisms using Polymerase Chain Reaction technology. GenArraytion’s assets were integrated into our PDS segment. In November 2022, we sold substantially all of our assets used in our PDS business to BWSI, LLC pursuant to the terms of an Agreement for Purchase and Sale of Assets with BWSI (the “PDS Purchase Agreement”). Under the terms of the PDS Purchase Agreement, BWSI made a nominal cash payment at the closing of the transaction and assumed certain continuing liabilities of the PDS business. Additionally, for a period of seven years commencing January 1, 2023, and ending December 31, 2029, BWSI, after achieving certain minimum revenue levels from the sale and licensing of products developed by the PDS Business, will pay us an annual royalty equal to a specified percentage of gross margin earned by BWSI from additional such revenues.

Critical Accounting Policies

For the nine-month period ended September 30, 2023, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

			$	%
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Total net revenues	$3,742	$2,409	$1,333	55%
Cost of goods sold	1,548	1,647	(99)	(6)%
Gross margin	2,194	762	1,432	188%
Gross margin %	59%	32%	-	84%
Selling, general and administrative expense	2,137	1,743	394	23%
Research and development expense	205	252	(47)	(19)%
Depreciation and amortization expense	55	48	7	15%
Operating loss from continuing operations	(203)	(1,281)	1,078	(84)%
Interest expense	-	(4)	4	(100)%
Interest income	11	4	7	175%
Other income (expense), net	10	31	(21)	(68)%
Net loss from continuing operations	(182)	(1,250)	1,068	(85)%
Net loss from discontinued operations	-	(1,904)	1,904	(100)%
Net loss	(182)	(3,154)	2,972	(94)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	-	(77)	77	(100)%
Net loss attributable to Nephros, Inc.	$(182)	$(3,231)	$3,049	(94)%

Revenue

The increase in net revenues of $1.3 million, or 55%, was driven by investments in our executive and sales organizations, as well as partnering with a master distributor for much of our commercial business. These investments generated approximately 42% growth in our core, programmatic business.

Gross Profit Margin

Gross margin was approximately 59% for the three months ended September 30, 2023, compared to approximately 32% for the three months ended September 30, 2022. The increase of approximately 27 percentage points reflects a return to target gross margins of 55-60%. Lower gross margins in 2022 were primarily driven by large inventory write-downs in the third quarter of 2022. In addition, gross margins were favorably impacted by reductions in shipping expenses, and improved inventory management.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $0.4 million, or 23%, primarily due primarily to increased commissions of $0.1 million, investment in our general and administrative headcount of $0.2 million, increased bonus accruals of $0.1 million, and investment in our facility consolidation effort of $0.1 million. These were offset by $0.1 million in lower professional services, stock compensation, and rent expense.

Research and Development Expenses

Research and development expenses decreased approximately $47,000 due to the wind down of SRP and slightly decreased investment in water filter research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $55,000 and $48,000, respectively, for the three months ended September 30, 2023, and 2022.

Interest Expense

There was no interest expense for the three months ended September 30, 2023. Interest expense was approximately $4,000 for the three months ended September 30, 2022, comprised primarily of interest on our secured note payable.

Interest Income

Interest income was approximately $11,000 for the three months ended September 30, 2023 compared to approximately $4,000 for the three months ended September 30, 2022.

Other Income (Expense), net

Other income of approximately $10,000 for the three months ended September 30, 2023 is primarily a result of gains on foreign currency transactions. Other income of approximately $31,000 for the three months ended September 30, 2022 is primarily related foreign currency exchange gains.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

			$	%
			Increase	Increase
	2023	2022	(Decrease)	(Decrease)
Total net revenues	$10,984	$7,417	$3,567	48%
Cost of goods sold	4,600	4,195	405	10%
Gross margin	6,384	3,222	3,162	98%
Gross margin %	58%	43%	-	35%
Selling, general and administrative expense	6,500	5,806	694	12%
Research and development expense	665	896	(231)	(26)%
Depreciation and amortization expense	163	162	1	1%
Operating loss from continuing operations	(944)	(3,642)	2,698	(74)%
Interest expense	(1)	(17)	16	(94)%
Interest income	36	7	29	414%
Other income (expense), net	(12)	94	(106)	(113)%
Net loss from continuing operations	(921)	(3,558)	2,637	(74)%
Ner loss from discontinued operations	-	(2,700)	2,700	(100)%
Net loss	(921)	(6,258)	5,337	(85)%
Less: Undeclared deemed dividend attributable to noncontrolling interest	-	(206)	206	(100)%
Net loss attributable to Nephros, Inc.	$(921)	$(6,464)	$5,543	(86)%

Revenue

The increase in net revenues of $3.6 million, or 48%, was driven by two factors. First, we invested in our sales organization, increasing medical sales headcount significantly and partnering with a master distributor for much of our commercial business. These investments generated approximately 34% growth in our core, programmatic business. Second, we received an unusually large emergency response order, which generated approximately $600,000 of additional revenue in the first quarter of 2023.

Gross Profit Margin

Gross margin was approximately 58% for the nine months ended September 30, 2023, compared to approximately 43% for the nine months ended September 30, 2022. The increase of approximately 15 percentage points reflects a return to target gross margins of 55-60%. Lower gross margins in 2022 were primarily driven by large inventory write-downs and higher shipping expenses. In addition, gross margins in 2023 were favorably impacted by price increases implemented in the second half of 2022.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $0.7 million, or 12% primarily due primarily to increased commissions of $0.4 million, investment in our general and administrative headcount of $0.2 million, and increased bonus accruals of $0.2 million. These were offset by $0.1 million in lower professional services and stock compensation.

Research and Development Expenses

Research and development expenses decreased $231,000 primarily due to due to the wind down of SRP and slightly decreased investment in water filter research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $163,000 and $162,000, respectively, for the nine months ended September 30, 2023 and 2022.

Interest Expense

Interest expense was approximately $1,000 for the nine months ended September 30, 2023 compared to $17,000 for the nine months ended September 30, 2022. This reduction is primarily related to a lower principal balance of the company’s secured note payable.

Interest Income

Interest income was approximately $36,000 for the nine months ended September 30, 2023 compared to approximately $7,000 for the nine months ended September 30, 2022.

Other Income (Expense), net

Other expense was approximately $12,000 for the nine months ended September 30, 2023 and is primarily a result of losses on foreign currency transactions. Other income was approximately $94,000 for the nine months ended September 30, 2022 and is primarily related to the release of the cumulative translation adjustment from accumulated other comprehensive income (loss) on the liquidation of a foreign entity and of gains on foreign currency transactions related to the closure in the second quarter of 2022, of Nephros International, a wholly owned subsidiary of Nephros, Inc.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2023 and December 31, 2022 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	September 30,	December 31,
Liquidity and Capital Resources	2023	2022
Cash and cash equivalents	$4,622	$3,634
Other current assets	3,884	4,627
Working capital	6,678	6,849
Stockholders’ equity	8,622	8,881

At September 30, 2023, we had an accumulated deficit of $143.8 million and we may incur additional operating losses from operations until such time, if ever, that we are able to increase revenue to achieve profitability.

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

Our future liquidity sources and requirements will depend primarily on revenue growth rates and our ability to produce, market and sell our products effectively and efficiently. We expect to put our current capital resources toward the development, marketing, and sales of our water filtration products and working capital purposes.

Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2023, compared to net cash used in operating activities of approximately $3.0 million for the nine months ended September 30, 2022, an increase of $4.1 million due primarily to a decrease of $5.3 million in net loss as a result of increased revenue for the nine months ended September 30, 2023 compared to 2022, increased gross margins, and decreased research and development costs. In addition, a reduction in inventory levels provided approximately $0.8 million, and increases in accounts payable and accrued expenses provided an additional $0.5 million in cash, all of which was partially offset by an increase in accounts receivable, which used approximately $0.2 million in cash. These factors were a result of the large increase in sales for the period. While cash flows may fluctuate in the near term, we believe that future cash flows will continue to trend positive over the coming quarters.

We had no investing activities for the nine months ended September 30, 2023. Net cash used in investing activities was approximately $137,000 in the nine months ended September 30, 2022, due to purchases of property and equipment.

Net cash used in financing activities was approximately $0.1 million for the nine months ended September 30, 2023, primarily due to final principal payments on since-retired debt. Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $0.1 million, primarily from proceeds from the exercise of warrants of $0.2 million and from the sale to Nephros of SRP preferred shares of $0.2 million, offset partially by payments of $0.2 million on our secured note, principal payments of approximately $3,000 on our finance lease obligation and principal payments of approximately $2,000 on our equipment financing debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Employment Agreement dated August 9, 2023, between Nephros, Inc. and Andrew Astor *†

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: November 8, 2023	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

