Form 10-K
period 2023-12-31
NEPHROS INC
filed 2024-03-15
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2023, was $10,420,918. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Stock Market on June 30, 2023. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2023.

As of March 6, 2024, there were 10,543,675 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2024 Proxy Statement will be filed within 120 days of December 31, 2023.

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

Our primary sales strategy in medical markets is to sell through value-added resellers (“VARs”). Leveraging VARs has enabled us to rapidly expand our access to target customers with limited sales staff expansion. In addition, while we are currently focused on medical markets, the VARs that support these customers also support a wide variety of commercial and industrial customers. We believe that our VAR relationships have and will continue to facilitate growth in filter sales outside of the medical industry.

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

In commercial markets, our model combines both direct and indirect sales. Through our employee sales staff, we have sold products directly to a number of convenience stores, hotels, casinos, and restaurants. We have also signed an agreement with a partner to be the exclusive distributor to resell select water filters and related products to customers in the commercial food and beverage markets subject to meeting certain minimum thresholds.

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

As of 2023, according to the American Hospital Association, there are approximately 6,129 hospitals in the U.S., with approximately 920,000 beds. Over 34 million patients were admitted to these hospitals. The U.S. Department of Health and Human Services estimates that healthcare associated infections (“HAI”) occur in approximately 1 out of every 31 hospital patients, which calculates to over one million patients in 2023. HAIs affect patients in hospitals or other healthcare facilities and are not present or incubating at the time of admission. They also include infections acquired by patients in the hospital or facility, but appearing after discharge, and occupational infections among staff. Many HAIs are caused by waterborne bacteria and viruses that can thrive in aging or complex plumbing systems often found in healthcare facilities.

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

To perform hemodialysis, all dialysis clinics have dedicated water purification systems to produce water and bicarbonate concentrate, two essential ingredients for making dialysate, the liquid that removes waste material from the blood. According to the National Institute of Health, there are approximately 7,100 dialysis clinics in the United States servicing approximately 500,000 patients annually. We estimate that there are over 100,000 hemodialysis machines in operation in the United States.

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

Our commercial market focus is on the hotel, restaurant, and convenience store markets. In March 2022, we entered into an agreement to provide water filtration systems to an organization that services approximately 3,000 Quick Service Restaurants (“QSR”). Effective January 1, 2023, we entered into a new supply agreement with this commercial partner, which superseded the March 2022 agreement. Under the January 2023 agreement, we engaged this commercial partner to be our exclusive distributor to the food, beverage and hospitality industries. We continue to pursue other national accounts, which, over time, may result in step-change increases in commercial market revenue.

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

We currently market the following portfolio of proprietary products for use in the commercial, industrial, and food service settings:

●	The NanoGuard set of products are in-line, 0.005-micron ultrafilter that provides dual-stage retention of any organic or inorganic particle larger than 15,000 Daltons. NanoGuard products are designed to fit a variety of existing plumbing configurations, including 10” and 20” standard housings, and Nephros and Everpure® manifolds. Included in the NanoGuard product line are both conventional and flushable filters.

●	The Nephros line of commercial filters provides a variety of technology solutions that improve water quality in food service, convenience store, hospitality, and industrial applications. Nephros filters improve water taste and odor, and reduce sediment, dirt, rust particles and other solids, chlorine and heavy minerals, lime scale build-up, and both particulate lead and soluble lead.

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

We previously held a majority stake in Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company that was focused primarily on the development of the second-generation HDF device (“HDF2”). SRP undertook efforts to redesign and dramatically simplify our HDF device. We believe those updates made the system significantly easier to use. On May 13, 2022, the FDA gave 510(k) clearance to SRP’s second-generation model of the OLpūrH2H Hemodiafiltration System, which enables nephrologists to provide HDF treatment to patients with end stage renal disease. In January 2023, SRP management began exploring strategic partnerships to support a commercial launch of the HDF product but was unsuccessful in identifying a partner. By late February 2023, SRP had nearly exhausted its capital resources and, due to its limited capital and lack of prospects for securing a strategic partnership or additional financing, the board of directors of SRP adopted a plan on March 6, 2023 to wind down SRP operations, liquidate its remaining assets and dissolve the company. That plan was approved by SRP’s stockholders on March 9, 2023, and on April 13, 2023, SRP filed a certificate of dissolution with the State of Delaware. SRP’s cash resources were sufficient to satisfy all of its outstanding liabilities other than its obligations to us under a loan with an outstanding balance of approximately $1.5 million. Accordingly, SRP assigned to us all of its remaining assets, including its intellectual property rights in the HDF2 device, in satisfaction of its outstanding loan balance. Although we have no current plans to do so, we may re-evaluate opportunities for HDF in the future.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 1997. Our principal executive offices are located at 380 Lackawanna Place, South Orange, New Jersey 07079, and our telephone number is (201) 343-5202. We also have an office in Whippany, New Jersey. For more information about Nephros, please visit our website at www.nephros.com. We are not including the information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K.

Manufacturing and Suppliers

We do not, and do not intend to in the near future, manufacture any of our medical device filtration products. We do manufacture some of our commercial filtration products in our facility in South Orange, New Jersey.

On April 23, 2012, we entered into a License and Supply Agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with our filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, as amended, Medica granted us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, we granted to Medica an exclusive license under our intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. The term of the License and Supply Agreement with Medica expires on December 31, 2028, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. We currently have an understanding with Medica whereby we have agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms.

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

Major Customers

For the years ended December 31, 2023 and 2022, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2023	2022
A	23%	26%
B	11%	10%
Total	34%	36%

As of December 31, 2023 and 2022, the following customers accounted for the following percentages of our accounts receivable, respectively:

Customer	2023	2022
A	12%	21%
B	6%	10%
C	3%	10%
Total	21%	41%

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

We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products and may be subject to invalidation claims. Our U.S. patent for the “Method and Apparatus for a Hemodiafiltration Module for use with a Dialysis Machine,” has claims that cover the OLpūr MDHDF filter series and the method of hemodiafiltration employed in the operation of the products. Technological developments in ESRD therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated. We have issued patents on our water filtration products and applications in process to cover various applications in residential, commercial, and remote environments.

As of December 31, 2023, we had four U.S. patents and one Canadian patent. In addition, we have one pending patent application in the United States. Our pending US patent application relates to filter technologies, including liquid purification filter systems that are particularly suited for use in harsh environments.

Trademarks

As of December 31, 2023, in the United States, we secured registrations of the trademarks ENDOPUR, HYDRAGUARD, NANOGUARD, and NEPHROS. In the US, we filed two trademark applications for BECAUSE WATER MATTERS. In the UK, we secured registrations for the trademarks NANOGUARD, NEPHROS HYDRAGUARD, and PATHOGUARD.

Governmental Regulation

The research and development, manufacturing, promotion, marketing, and distribution of our ESRD therapy products in the United States, Europe and other regions of the world are subject to regulation by numerous governmental authorities, including the FDA, the European Union and analogous agencies.

United States

The FDA regulates the manufacture and distribution of medical devices in the United States pursuant to the Food, Drug, and Cosmetics (FDC) Act. All of our ESRD therapy products are regulated in the United States as medical devices by the FDA under the FDC Act. Under the FDC Act, medical devices are classified into one of three classes, namely Class I, II or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness.

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

All of our products have been cleared by the FDA as Class II devices, such as.

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

In November 2020, we received MDSAP certification to continue sales and compliance in the United States and Health Canada. The Medical Device Single Audit Program (MDSAP) is a program that allows the conduct of a single regulatory audit of a medical device manufacturer’s quality management system that satisfies the requirements of multiple regulatory jurisdictions. Audits are conducted by Auditing Organizations authorized by the participating Regulatory Authorities to audit under MDSAP requirements. The MDSAP is a way that medical device manufacturers can be audited once for compliance with the standard and regulatory requirements of up to five different medical device markets: Australia, Brazil, Canada, Japan, and the United States.

In November 2023, we received approval for expansion of our MDSAP certification to include Brazil. This expansion provides Nephros the approval to sell the following medical devices in Brazil:

●	SSSUmini Ultrafilters: Intended to be used to filter water or bicarbonate concentrate used in hemodialysis procedures.

●	EndoPur Filters: The device is not a complete water treatment system but serves to remove biological contaminants. Therefore, it must be used in conjunction with other water treatment equipment (Reverse Osmosis, Deionization, etc.).

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

Employees

As of December 31, 2023, we employed a total of 31 full-time employees, including 11 employed in sales/marketing/customer support, 15 in logistics, general, and administrative, and 4 in research and development and 1 in manufacturing. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2023, we had limited voluntary turnover. Going forward, we intend to focus on maintaining our current good relations with our employees and continuing to develop and explore ways to collaborate with our employees and create a well-regarded workplace.

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

As of December 31, 2023, we had an accumulated deficit of $144.4 million as a result of historical operating losses. While we believe that revenues will increase following our planned sales team expansion, there can be no guarantee of this. We may continue to incur additional losses in the future depending on the timing and marketplace acceptance of our products and as a result of operating expenses being higher than our gross margin from product sales. We began sales of our first product in March 2004, and we may never realize sufficient revenues from the sale of our products or be profitable. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

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

Our business and future prospects are substantially dependent upon our ability to significantly grow our product revenue. Although our sales were approximately 43% higher in 2023 compared to 2022, there is no assurance that we will be able to continue our sales growth in future periods. Our ability to increase our revenues in future periods will depend on our ability to significantly grow our customer base and then consistently obtaining product reorders from those customers. If we cannot sustain significant revenue growth for an extended period, our financial results will be adversely affected, and our stock price may decline.

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

We rely on, and for the foreseeable future expect to continue to rely on, a limited number of independent manufacturers to produce our products. Our manufacturers’ systems and procedures may not be adequate to support our operations and may not be able to achieve the rapid execution necessary to exploit the market for our products. If we are successful in continuing to increase our product revenue, we will need to also increase our supply requirements. However, our contracted manufacturers could experience manufacturing and control problems in connection with their manufacture of our products, which could disrupt their ability to timely and adequately supply us with product. If we experience any of these problems with respect to our manufacturers’ scale-ups of manufacturing operations, then we may not be able to have our products manufactured and delivered in a timely manner. Our products are new and evolving, and our manufacturers may encounter unforeseen difficulties in manufacturing them in commercial quantities or at all.

If we cannot develop adequate distribution, customer service and technical support networks, then we may not be able to market and distribute our products effectively and/or customers may decide not to order our products. In either case, our sales and revenues will suffer.

Our strategy requires us to distribute our products and provide a significant amount of customer service and maintenance and other technical service. To provide these services, we have begun, and will need to continue, to develop a network of distribution and a staff of employees and independent contractors in each of the areas in which we intend to operate. In particular, our ability to grow sales in our commercial business depends largely on the efforts of a distribution partner with respect to which we have given exclusive distribution rights to our products in the food, beverage and hospitality markets. We cannot assure that we will be able to organize and manage this network on a cost-effective basis. If we cannot effectively organize and manage this network, then it may be difficult for us to distribute our products and to provide competitive service and support to our customers, in which case customers may be unable, or decide not, to order our products and our sales and revenues will suffer.

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

We rely on third-party suppliers to provide us with certain components of our products. With respect to our proprietary filter material used in our DSU-H, SSU-H, S100 and HydraGuardTM and HydraGuardTM – Flush filters, we rely on a single source supplier. Our agreement with that supplier will expire in 2028 and although our relationship with this supplier is good, there can be no assurance that our current agreement will guarantee uninterrupted supply or that we will be able to renew the agreement on favorable terms, or at all. We depend on our suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand and our customers’ demands.

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

We operate with a limited senior management team and are highly dependent on our sales and marketing personnel. Our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We operate our business with a two-person senior management team. We have a Chief Executive Officer and a Chief Financial Officer, who together directly oversee operations, sales and finances. Our dependence on two officers to perform multiple functions exposes us to various risks, including the risk that two officers may be unable to devote sufficient or timely attention to all aspects of operating our business and that in the event of a sudden departure of one officer, we may not be able to promptly identify a successor. We do not carry key person life insurance on any of our employees. If we are unable to recruit and retain qualified personnel to our senior management teams, we will be unlikely to achieve our objectives of continuing to grow our company and our business may otherwise be harmed.

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

We rely on information technology systems and network infrastructure to operate and manage our business. If we experience a breach, cyber attack or other disruption to these systems or data, our business, results of operations and financial condition could be adversely affected.

We are increasingly dependent on sophisticated information technology systems to operate our business, including to process, transmit and store sensitive data. Specifically, we rely on our information technology systems to effectively manage sales and marketing, accounting and financial functions, inventory management, and our research and development data. Our business therefore depends on the continuous, effective, reliable, and secure operation of our computer hardware, software, networks, Internet servers, and related infrastructure.

Although we believe our computer and communications hardware is protected by reasonable physical, technical, and administrative safeguards, it is still vulnerable to system malfunction, computer viruses, and cybersecurity breaches – including ransomware, phishing, malware, brute force, insider threats, and other cyber attacks and security incidents. These events could lead to the unauthorized access to information systems maintained by us or our service providers or customers and result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, customers, distributors or our suppliers. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world, including countries that engage in state-sponsored cyber attacks. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. Additionally, the regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. If our information technology systems are compromised, we could be subject to fines, damages, litigation and enforcement actions and we could lose trade secrets or other confidential information, the occurrence of which could harm our reputation, business, results of operations and financial condition.

Our information systems, and those of third parties with whom we contract, also require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology. The failure of our information technology systems to perform as we anticipate or our failure to effectively implement new systems could disrupt our operations and could result in decreased sales, increased overhead costs, excess inventory and product shortages, all of which could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

If we are not able to maintain sufficient quality controls, then the approval or clearance of our products by the European Union, the FDA or other relevant authorities could be withdrawn, delayed, or denied and our sales and revenues will suffer.

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

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 4 granted U.S. patents will expire at various times from 2029 to 2039, assuming they are properly maintained.

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

During the two years ended December 31, 2023, our common stock has traded at prices ranging from a high of $6.19 to a low of $0.91 per share. Due to the lack of an active trading market for our common stock, we expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult for investors to predict the value of an investment in our common stock, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

●	period-to-period fluctuations in our results of operations;

●	sales of our common stock or other financing transactions;

●	announcements of technological innovations or new commercial products by our competitors or us;

●	developments concerning proprietary rights, including patents;

●	achievement or rejection of regulatory approvals by our competitors or us;

●	regulatory developments in the United States and foreign countries;

●	economic or other crises and other external factors;

●	threatened or actual litigation; and

●	changes in financial estimates by securities analysts.

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

Market sales of large amounts of our common stock, or the potential for those sales even if they do not actually occur, may have the effect of depressing the market price of our common stock, the supply of common stock available for resale could be increased, which could stimulate trading activity and cause the market price of our common stock to drop, even if our business is doing well. Furthermore, the issuance of any additional shares of our common stock or securities convertible into our common stock could be substantially dilutive to holders of our common stock if they do not invest in future offerings.

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

As of March 1, 2024, Wexford, our largest stockholder, beneficially owned approximately 35% of our outstanding common stock. Collectively, Wexford, our directors and our executive officers beneficially owned approximately 37.5% of our outstanding common stock. As a result of this ownership, Wexford has the ability to exert significant influence over our policies and affairs, including the election of directors. Wexford, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Wexford, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Wexford in any matter put before the stockholders may differ from those of any other stockholder.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage cybersecurity risks. Our enterprise risk management framework considers cybersecurity risk alongside other company risks as part of our overall risk assessment process.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (“IT”) environment;

●	an outsourced security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

●	cybersecurity awareness training for our employees, incident response personnel, and senior management. This includes mandatory computer-based training, internal communications, and regular phishing awareness campaigns that are designed to emulate real-world contemporary threats and provide immediate feedback (and, if necessary, additional training or remedial action) to employees.

In addition to the processes, technologies, and controls that we have in place to reduce the likelihood of a material cybersecurity incident (or series of related cybersecurity incidents), our outsourced security team has a written incident response plan outlining how to address cybersecurity events that occur. We have assigned a team comprised of finance and technology personnel to review the plan annually to serve as a framework for the execution of responsibilities across businesses and operational roles. The incident response plan is designed to help us coordinate actions to prepare for, detect, respond to and recover from cybersecurity incidents, and includes processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to assess the need for disclosure, comply with applicable legal obligations and mitigate the impact to our brand and reputation and on impacted parties.

In addition to the cybersecurity incident response plan, our outsourced team conducts tabletop exercises to enhance our incident response preparedness. They also have processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. Such processes include conducting due diligence and risk assessment of our current and potential vendors that examine such vendor’s cybersecurity protocols and adherence to applicable regulations.

We also maintain business continuity and disaster recovery plans to prepare for and respond to the potential for any disruption in the technology we rely on. Additionally, we maintain insurance coverage that, subject to its terms and conditions, is intended to help us cover certain costs associated with cybersecurity incidents and information system failures.

We (or the third parties we rely on) may not be able to fully, continuously, or effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine whether and how to implement certain security controls and it is possible that we may not implement the necessary controls if we are unable to recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate cybersecurity risks. Cybersecurity events, when detected by security tools or third parties, may not always be identified immediately or addressed in the manner intended by our cybersecurity incident response plan.

Governance

Based on the information available as of the date of this Annual Report, we have no reason to believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, see “Risks Related to Cybersecurity, Data Privacy and IT Systems,” in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Given that cybersecurity risks can impact various areas of responsibility of the Committees of the Board, as well as the overall size of the Board, the Board believes it is useful and effective for the entire Board to maintain direct oversight over cybersecurity matters. We have implemented processes that will include regular updates to the Board from our Chief Executive Officer and Chief Financial Officer for its review and feedback regarding cybersecurity governance processes, the status of projects to strengthen internal cybersecurity, results from third-party assessments, and also discusses any significant cyber incidents, including recent incidents at other companies and the emerging threat landscape.

Our cybersecurity risk management strategy processes, discussed in greater detailed above, are led by our Chief Financial Officer, in conjunction with our outsourced security team, under the supervision of our Chief Executive Officer. Our Chief Financial Officer has over 5 years of prior work experience in various roles involving supervising the implementation of various information technology systems. These individuals are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including their roles in our overall enterprise risk management. As discussed above, our Chief Executive Officer and Chief Financial Officer regularly report to the Board about cybersecurity threat risks, among other cybersecurity related matters.

Item 2. Properties

Our U.S. facilities are located at 380 Lackawanna Place, South Orange, New Jersey 07079 and 30 Leslie Court, Whippany, NJ 07981. We use these facilities to house our corporate headquarters, research, manufacturing, and distribution facilities.

We believe our current facilities are adequate to meet our needs, although we may consolidate facilities in the future. We do not own any real property for use in our operation or otherwise.

Item 3. Legal Proceedings

There are currently no material pending legal proceedings and, as far as we are aware, no governmental authority is contemplating any material proceeding to which we are a party or to which any of our properties is subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “NEPH”. Our common stock commenced trading on August 14, 2019.

As of December 31, 2023, there were approximately 44 holders of record and approximately 1,300 beneficial holders of our common stock.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2023, that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2023.

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

Our commercial water filters improve the taste and odor of water and reduce biofilm, cysts, particulates, and scale build-up in downstream equipment. Our products are marketed primarily to the food service, hospitality, convenience store, and health care markets, and are also sold into medical institutions to supplement our medical filters.

We previously held a majority stake in Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company that was focused primarily on developing hemodiafiltration (“HDF”) technology. On May 13, 2022, the FDA gave 510(k) clearance to SRP’s second-generation model of the OLpūrH2H Hemodiafiltration System, which enables nephrologists to provide HDF treatment to patients with end stage renal disease. In January 2023, SRP management began exploring strategic partnerships to support a commercial launch of the HDF product but was unsuccessful in identifying a partner. By late February 2023, SRP had nearly exhausted its capital resources and, due to its limited capital and lack of prospects for securing a strategic partnership or additional financing, the board of directors of SRP adopted a plan on March 6, 2023 to wind down SRP operations, liquidate its remaining assets and dissolve the company. That plan was approved by SRP’s stockholders on March 9, 2023, and on April 13, 2023, SRP filed a certificate of dissolution with the State of Delaware. SRP’s cash resources were sufficient to satisfy all of its outstanding liabilities other than its obligations to us under a loan with an outstanding balance of approximately $1.5 million. Accordingly, SRP assigned to Nephros all of its remaining assets, including its intellectual property rights in the HDF2 device, in satisfaction of its outstanding loan balance. Although we have no current plans to do so, we may re-evaluate opportunities for HDF in the future.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past, including recently, and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors, including market acceptance of our products, expense management, and progress in continuing to achieve positive operating cash flow. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Fiscal Year Ended December 31, 2023, Compared to the Fiscal Year Ended December 31, 2022

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2023 and 2022 (in thousands except percentages):

	Years Ended December 31,		$ Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Total net revenues	$14,238	$9,975	$4,263	43%
Cost of goods sold	5,833	5,244	589	11%
Gross margin	8,405	4,731	3,674	78%
Gross margin %	59%	47%	-
Research and development expenses	873	1,255	(382)	(30)%
Depreciation and amortization expenses	214	218	(4)	(2)%
Selling, general and administrative expenses	8,911	7,593	1,318	17%
Operating loss from continuing operations	(1,593)	(4,335)	2,742	(63)%
Interest expense	(2)	(20)	18	(90)%
Interest income	64	14	50	357%
Other (expense) income, net	(44)	64	(108)	(169)%
Net loss from continuing operations	(1,575)	(4,277)	2,702	(63)%
Net loss from discontinued operations	-	(2,829)	2,829	100%
Net Loss	(1,575)	(7,106)	5,531	(78)%
Less: undeclared deemed dividend attributable to continuing noncontrolling interest	-	(276)	276	(100)%
Net loss attributable to Nephros, Inc. shareholders	$(1,575)	$(7,382)	5,807	(79)%

Net Revenues.

Total net revenues increased 43% in the year ended December 31, 2023, driven by investments in our executive and sales organizations, as well as partnering with a master distributor for much of our commercial business.

Gross Profit Margin

Gross profit margin was approximately 59% for the year ended December 31, 2023, compared to approximately 47% for the year ended December 31, 2022. The increase of approximately 12 percentage points reflects a return to target gross margins of 55%-60%. Lower gross margins in 2022 were primarily driven by large inventory write-downs due to expired product, and higher shipping expense from supply chain disruptions.

Research and Development Expenses

Research and development expenses decreased 30% primarily due to the wind down of SRP in 2023 and consequently a reduction in SRP-related research and development expense of $0 in 2023 versus $376,000 in 2022, and slightly decreased investment in 2023 in water filter research and development.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $0.2 million for each of the years ended December 31, 2023 and 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million or 17%, primarily due to increased bonus and sales commission expense associated with higher sales, the hiring of a new CEO and CFO to replace one person acting in both positions, and increased hires to support the sales organization.

Interest Expense

Interest expense was approximately $2,000 for the year ended December 31, 2023 compared to $20,000 for the year ended December 31, 2022. This reduction is primarily related to a lower principal balance of the company’s secured note payable.

Interest Income

Interest income was approximately $64,000 for the year ended December 31, 2023 compared to approximately $14,000 for the ended December 31, 2022. The increase in interest income is due to higher interest rates earned on invested cash balances.

Other Income (Expense), net

Other expense was approximately $44,000 for the year ended December 31, 2023, compared to other income of $64,000 for the year ended December 31, 2022. This decrease is primarily a result of losses on foreign currency transactions in 2023. For the year ended December 31, 2022, other income related to the release of the cumulative translation adjustment from accumulated other comprehensive income (loss) on the liquidation of a foreign entity, related to the closure in the second quarter of 2022 of Nephros International, our wholly-owned subsidiary.

Loss from discontinued operations

Loss from discontinued operations was approximately $2.8 million for the year ended December 31, 2022. The discontinued operations are related to the company’s former PDS operating segment.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2023 and 2022 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	As of December 31,
Liquidity and Capital Resources	2023	2022
Cash and cash equivalents	$4,307	$3,634
Other current assets	4,098	4,627
Working capital	6,292	6,849
Stockholders’ equity	8,358	8,881

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

At December 31, 2023, we had an accumulated deficit of $144.4 million and we expect to incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

Based on cash that is available for our operations and projections of our future operations, as well as the fact that we generated $0.7 million in cash flow in 2023, we believe that our existing cash resources together with our anticipated revenue, will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the consolidated financial statements in this Annual Report on Form 10-K. Additionally, our operating plans are designed to help control operating costs, to increase revenue and to raise additional capital until such time as we generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan or achieve our anticipated operating results, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently. In such event, the Company may need to take further actions to reduce its discretionary expenditures, including further reducing headcount, reducing spending on R&D projects and reducing other variable costs.

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

Net cash provided by operating activities was $0.8 million for the year ended December 31, 2023 compared to net cash used in operating activities of approximately $3.2 million for the year ended December 31, 2022, an increase of $4.1 million. This increase of $4.1 million is due primarily to a decrease in the net loss incurred of $5.5 million, in addition there was approximately $1.4 million in non-cash charges for impairment of assets held for sale in 2022.

Net cash used in investing activities was $0.1 million for the years ended December 31, 2023 and 2022

Net cash used in financing activities was approximately $79,000 for the year ended December 31, 2023. This was primarily from payments of $71,000 on our secured note, principal payments of approximately $7,000 on our finance lease obligation and principal payments of approximately $1,000 on our equipment financing debt.

Net cash provided by financing activities was $34,000 for the year ended December 31, 2022. This was primarily from proceeds from the exercise of warrants of $0.2 million and from the sale to Nephros of SRP preferred shares of $0.2 million, offset partially by payments of $0.3 million on our secured note, payments of employee taxes on restricted stock of approximately $31,000, principal payments of approximately $12,000 on our finance lease obligation and principal payments of approximately $3,000 on our equipment financing debt.

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 9 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2023, the Company had agreed to make minimum annual aggregate purchases from Medica of €3.8 million (approximately $4.1 million). For the year ended December 31, 2023, aggregate purchase commitments totaled €4.9 million (approximately $5.3 million). All purchase agreements were met.

Future purchase commitments under the License and Supply Agreement with Medica are as follows:

●	2024: €4,208,000

●	2025: €4,629,000

●	2026: €4,976,000

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Nephros, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nephros, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Tewksbury, Massachusetts
March 15, 2024

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,307	$3,634
Accounts receivable, net	1,496	1,286
Inventory	2,470	3,153
Prepaid expenses and other current assets	132	188
Total current assets	8,405	8,261
Property and equipment, net	152	116
Lease right-of-use assets	1,807	984
Intangible assets, net	381	423
Goodwill	759	759
License and supply agreement, net	271	402
Other assets	86	54
TOTAL ASSETS	$11,861	$10,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of secured note payable	$-	$71
Accounts payable	873	740
Accrued expenses	794	285
Current portion of lease liabilities	446	316
Total current liabilities	2,113	1,412
Equipment financing, net of current portion	-	1
Lease liabilities, net of current portion	1,390	705
TOTAL LIABILITIES	3,503	2,118

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at December 31, 2023 and 2022; 10,543,675 and 10,297,429 shares issued and outstanding at December 31, 2023 and 2022, respectively	10	10
Additional paid-in capital	152,754	148,413
Accumulated deficit	(144,406)	(142,831)
Subtotal	8,358	5,592
Noncontrolling interest	-	3,289
TOTAL STOCKHOLDERS’ EQUITY	8,358	8,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,861	$10,999

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Net revenue:
Product revenues	$14,110	$9,929
Royalty and other revenues	128	46
Total net revenues	14,238	9,975
Cost of goods sold	5,833	5,244
Gross Margin	8,405	4,731
Operating expenses:
Research and development	873	1,255
Depreciation and amortization	214	218
Selling, general and administrative	8,911	7,593
Total operating expenses	9,998	9,066
Operating loss from continuing operations	(1,593)	(4,335)
Other (expense) income:
Interest expense	(2)	(20)
Interest income	64	14
Other (expense) income, net	(44)	64
Total other income:	18	58
Loss from continuing operations	(1,575)	(4,277)
Net loss from discontinued operations	-	(2,829)
Net loss	(1,575)	(7,106)
Less: undeclared deemed dividend attributable to noncontrolling interest	-	(276)
Net loss attributable to Nephros, Inc. shareholders	(1,575)	(7,382)

Net loss per common share, basic and diluted from continuing operations	$(0.15)	$(0.42)
Net loss per common share, basic and diluted from discontinued operations	-	(0.28)
Net loss per common share, basic and diluted	$(0.15)	$(0.70)
Net loss per common share, basic and diluted, attributable to continuing noncontrolling interest	-	(0.03)

Net loss per common share, basic and diluted, attributable to Nephros, Inc, shareholders	$(0.15)	$(0.73)
Weighted average common shares outstanding, basic and diluted	10,386,018	10,297,134

Comprehensive loss:
Net loss	$(1,575)	$(7,106)
Other comprehensive loss, foreign currency translation adjustments, net of tax	-	(14)
Comprehensive loss	(1,575)	(7,120)
Comprehensive loss attributable to continuing noncontrolling interest	-	(276)
Comprehensive loss attributable to Nephros, Inc. shareholders	$(1,575)	$(7,396)

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2021	10,198,712	$10	$147,346	$64	$(135,725)	$11,695	$3,054	$14,749
Net loss	-	-	-	-	(7,106)	(7,106)		(7,106)
Change in non-controlling interest							188	188
Restricted stock vesting	44,732	-	-		-	-	-	-
Elimination of cumulative translation adjustment, upon closing of wholly owned foreign subsidiary		-	-	(64)	-	(64)	-	(64)
Exercise of warrants	60,374	-	163	-	-	163	-	163
Restricted shares withheld for employee taxes	(6,389)	-	(31)	-	-	(31)	-	(31)
Stock-based compensation	-	-	935	-	-	935	47	982
Balance, December 31, 2022	10,297,429	$10	$148,413	$-	$(142,831)	$5,592	$3,289	$8,881
Net loss	-	-	-	-	(1,575)	(1,575)	-	(1,575)
Change in non-controlling interest	-	-	3,262	-	-	3,262	(3,262)	-
Cashless exercise of stock options	16,576	-				-		-
Restricted stock vesting	187,503	-	-	-	-	-	-	-
Stock-based compensation	-	-	1,079	-	-	1,079	(27)	1,052
Balance, December 31, 2023	10,501,508	$10	$152,754	$-	$(144,406)	$8,358	$-	$8,358

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(1,575)	$(7,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	39	93
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	175	258
Stock-based compensation	1,052	982
Inventory impairments and writeoffs	295	773
Increase (Decrease) in provision for bad debt	11	(1)
Impairment of assets held for sale	-	1,395
Gain (Loss) on foreign currency transactions	-	(60)
Decrease (Increase) in operating assets:
Accounts receivable	(221)	357
Inventory	387	765
Prepaid expenses and other current assets	56	26
Change in right-of-use asset	(342)	353
Other assets	(31)	29
(Decrease) Increase in operating liabilities:
Accounts payable	133	(593)
Accrued expenses	506	(150)
Lease liabilities	342	(355)
Net cash provided by (used in) operating activities	827	(3,234)
INVESTING ACTIVITIES:
Purchase of property and equipment	(75)	(137)
Net cash used in investing activities	(75)	(137)
FINANCING ACTIVITIES:
Proceeds from sale of subsidiary preferred shares to noncontrolling interest	-	188
Payments on secured note payable	(71)	(271)
Principal payments on finance lease liability	(7)	(12)
Principal payments on equipment financing	(1)	(3)
Payments to employee taxes on restricted stock	-	(31)
Proceeds from exercise of warrants	-	163
Net cash provided by (used in) financing activities	(79)	34
Effect of exchange rates on	-	(2)
Net increase (decrease) in cash and cash equivalents	673	(3,339)
Cash and cash equivalents, beginning of year	3,634	6,973
Cash and cash equivalents, end of year	$4,307	$3,634
Supplemental disclosure of cash flow information
Cash paid for interest expense	$2	$19
Cash paid for income taxes	$-	$-
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$1,164	$743

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

The Company’s primary U.S. facility is located at 380 Lackawanna Place, South Orange, New Jersey 07079. This location along with our Whippany, NJ facility, houses the Company’s corporate headquarters, research, manufacturing, and distribution facilities.

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

Discontinued Operations

See Note 3, Discontinued Operations, for a discussion of the Company’s significant accounting policy surrounding the sale of substantially all of the Company’s PDS business.

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

Reclassifications

Certain reclassifications were made to the prior year’s amounts to conform to the 2023 presentation. On the Consolidated Statements of Cash Flows, Inventory impairments and writeoffs reported as $623,000 for the year ended December 31, 2022, was increased to $773,000, and Inventory reported as $915,000 for the year ended December 31, 2022 was decreased to $765,000, to accurately reflect the non-cash portion of the change in inventories for the year ended December 31, 2022.

Liquidity

In February 2022, pursuant to a First Amendment to Series A Preferred Stock Purchase Agreement (the “Amendment”) among SRP and the holders of SRP’s outstanding shares of Series A Preferred Stock, SRP issued and sold an additional 100,003 shares of its Series A Preferred Stock at a price of $5.00 per share, resulting in total gross proceeds of $500,015. See “Note 15 – Stockholders’ Equity – Noncontrolling Interest,” below. In addition to the funds provided by the sale of these additional shares of Series A Preferred Stock, the Company and SRP also maintained a loan agreement under which the Company loaned $1.3 million to SRP, of which $1.0 million had been loaned during the year ended December 31, 2020. These loaned funds were used to fund SRP’s operating activities through the FDA 510(k) clearance process of SRP’s second-generation hemodiafiltration system, which was initially submitted to the FDA on February 24, 2021, and which received 510(k) clearance on May 13, 2022. In connection with SRP’s plan of dissolution and pursuant to an agreement between the Company and SRP entered into on May 24, 2023, SRP assigned substantially all of its remaining assets to the Company in satisfaction of the entire loan balance. Accordingly, as of December 31, 2023, there was no outstanding balance of this loan.

The Company has sustained operating losses every quarter through December 31, 2023, generating an accumulated deficit of $144.4 million as of December 31, 2023. Throughout 2023, however, the Company’s operating cash flows have been positive due to increased sales, improved gross margins, careful expense management, and the dispositions of the PDS and SRP businesses. These actions resulted in the Company generating cash from operations of approximately $0.8 million through the twelve months ended December 31, 2023. Based on these positive cash flows, the Company believes that its cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. However, in the event that the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the years ended December 31, 2023 and 2022, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2023	2022
A	23%	26%
B	11%	10%
Total	34%	36%

As of December 31, 2023 and 2022, the following customers accounted for the following percentages of our accounts receivable, respectively:

Customer	2023	2022
A	12%	21%
B	6%	10%
C	3%	10%
Total	21%	41%

Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. The company also classifies, as cash equivalents, certificates of deposit with an original maturity of greater than three months for which there is no cost to withdrawal funds prior to maturity date. At December 31, 2023 and 2022, cash and cash equivalents were deposited in financial institutions and consisted entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for credit losses by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. The allowance for doubtful accounts was approximately $11,000 and $0 as of December 31, 2023 and 2022, respectively.

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

License and Supply Rights

The Company’s rights under the License and Supply Agreement with Medica are capitalized and stated at cost, less accumulated amortization, and are amortized using the straight-line method over the term of the License and Supply Agreement, which is from April 23, 2012 through December 31, 2028. The Company determines amortization periods for licenses based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. Such factors include the expected launch date of the product, the strength of the intellectual property protection of the product and various other competitive, developmental, and regulatory issues, and contractual terms. See Note 9 – License and Supply Agreement, net for further discussion.

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

The Company adheres to ASC 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. For the year ended December 31, 2022, See Note 3 Discontinued Operations, for a discussion of the Company’s significant accounting policy surrounding the sale of substantially all of the Company’s PDS business and related impairment charge. There were no impairment losses for long-lived assets recorded for the year ended December 31, 2023.

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

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as revenue and as cost of goods sold and were approximately $107,000 and $98,000 for the years ended December 31, 2023 and 2022, respectively.

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

Other Income and Expense, net

Other expense of approximately $44,000 for the year ended December 31, 2023, is primarily a result of losses on foreign currency transactions. Other income of approximately $64,000 for the year ended December 31, 2022, is primarily related to the release of the cumulative translation adjustment from accumulated other comprehensive income (loss) on the liquidation of a foreign entity and of gains on foreign currency transactions related to the closure in the second quarter of 2022 of Nephros International, a wholly owned subsidiary of Nephros, Inc.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2023 and 2022.

ASC 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740 utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit that is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2016. During the years ended December 31, 2023 and 2022, the Company recognized no adjustments for uncertain tax positions. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

See Note 13 – Income Taxes for further discussion.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	December 31,
	2023	2022
Shares underlying options outstanding	1,789,206	1,365,365
Unvested restricted stock	42,167	-

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

Transactions denominated in a currency other than an entity’s functional currency may give rise to transaction gains and losses. The Company recognizes transaction gains and losses within other (expense) income, net, within the consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements, Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for the Company’s annual reporting period ending December 31, 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for the Company beginning in the annual reporting period ending December 31, 2024 and interim periods beginning in fiscal year 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Note 3 – Discontinued Operations

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

All discontinued operations relate to the Company’s previously reported PDS segment, for the year ended December 31, 2022.

(In thousands)	Year Ended December 31,
2022
Total net revenues	$110
Gross margin	(259)
Research and development expenses	637
Depreciation and amortization expense	-
Selling, general and administrative expenses	535
Total operating expenses	1,175
Operating loss from discontinued operations	(1,434)

Impairment of assets held for sale	(1,395)
Loss from discontinued operations	$(2,829)

On October 4, 2022, the Company entered into a definitive asset purchase agreement with a third party pursuant to which the Company agreed to sell substantially all of the assets used in the Company’s PDS business. In consideration for the sale of these assets, the Company received $1,000 in cash at the closing, and will receive potential royalties payable to Nephros for a seven-year period commencing on January 1, 2023 subject to a minimum gross margin threshold. As such, the potential royalties payable to the Company are a gain contingency as they pertain to an uncertain event that will be resolved in future reporting periods. As a result, the Company will recognize the gain contingency when it is probable the contingency will be resolved, which is ultimately when settled. The Company determined all of the required criteria for held-for-sale and discontinued operations classification were met as of September 30, 2022. Additionally, the Company evaluated the disposal group including the relevant intangible assets and recorded an impairment loss of $1,395,000. Based upon the selling price less the costs of sale, the Company determined the net carrying value of the assets held for sale were impaired, and the value of the asset group to be sold was $0.

The following items related to discontinued operations were included in the consolidated statement of cash flows:

(in thousands)	For the Year ended December 31, 2022

Depreciation	$42
Amortization	82
Stock compensation	38
Impairment of assets held-for-sale	1,395
Operating lease right-of-use assets	33
Purchases of property and equipment	(34)

During year ended December 31, 2022, $49,000 of right-of-use assets related to discontinuing operations were obtained in exchange for operating lease liabilities.

Note 4 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns at December 31, 2023 or 2022. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Royalty and other revenues recognized for the years ended December 31, 2023 and 2022 (in thousands) is comprised of:

	Years Ended December 31,
	2023	2022
Other revenue	$97	$46
Royalty revenue under the Sublicense Agreement with CamelBak (1)	31	-
Total royalty and other revenues	$128	$46

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and, if such fees are not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. The Sublicense Agreement expired on December 31, 2022, though we and CamelBak thereafter orally agreed to continue operating under the terms of the Sublicense agreement. In March 2024, we entered into a further written amendment to the Sublicense Agreement, which was made effective December 31, 2022, that extended the term of the Sublicense Agreement through December 31, 2025.

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

At December 31, 2023 and December 31, 2022, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At December 31, 2023 and December 31, 2022, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
December 31, 2023
Cash	$274	$-	$-
Money market funds	2,515	-	-
Certificate of deposit	1,518
Cash and cash equivalents	$4,307	$-	$-

December 31, 2022
Cash	$1,598	-	-
Money market funds	2,036	-	-
Cash and cash equivalents	$3,634	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2023 and 2022 due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of December 31, 2023 and 2022 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 6 - Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of December 31, 2023 and December 31, 2022, were as follows:

(In thousands)	December 31,
	2023	2022
Finished goods	$2,144	$2,709
Raw material	326	422
Work in process	-	22
Total inventory	$2,470	$3,153

Note 7 - Property and Equipment, Net

Property and equipment as of December 31, 2023 and 2022 was as follows (in thousands):

	Estimated Useful	December 31,
	Life	2023	2022
Manufacturing and research equipment	3-7 years	$843	$843
Capitalized internal use software and website development	5 years	103	103
Computer equipment	3-4 years	43	43
Furniture and fixtures	7 years	37	37
Leasehold improvements	Life of lease	88	13
Property and equipment, gross		1,114	1,039
Less: accumulated depreciation		(962)	(923)
Property and equipment, net		$152	$116

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $39,000 and $93,000, respectively. Approximately $3,000 of depreciation expense has been recognized in cost of goods sold for the year ended December 31, 2023. Approximately $22,000 of depreciation expense has been recognized in cost of goods sold for the year ended December 31, 2022.

Note 8 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets at December 31, 2023 and December 31, 2022 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	December 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Tradenames, service marks and domain names	$50	$(50)	$-	$50	$(40)	$10
Customer relationships	540	(159)	381	540	(127)	413
Total intangible assets	$590	$(209)	$381	$590	$(167)	$423

The Company recognized amortization expense of approximately $42,000 for the years ended December 31, 2023 and December 31, 2022 in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

As of December 31, 2023, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2024	$32
2025	32
2026	32
2027	32
2028	32

The Company recognized approximately $1.0 million in intangible asset impairment charges during the year ended December 31, 2022, related to the fair value of assets held for sale. (See Note 3–Discontinued Operations).

Goodwill

Goodwill had a carrying value on the Company’s consolidated balance sheets of $0.8 million at December 31, 2023 and 2022, respectively. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2023, or 2022 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

Note 9 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. In December 2023, the Company signed a new agreement with Medica which extends the term until December 31, 2028, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the consolidated balance sheet is $0.3 million and $0.4 million as of December 31, 2023 and 2022, respectively. Accumulated amortization is $2.0 million and $1.9 million as of December 31, 2023 and 2022, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of $0.1 million was recognized in each of the years ended December 31, 2023 and 2022 on the consolidated statement of operations and comprehensive loss.

As of December 11, 2023, the Company contractually has agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the years ended December 31, 2023 or 2022.

In addition, for the period beginning April 23, 2014 through December 31, 2023, the Company paid Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Royalty expense of $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, was recognized and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $90,000 and $71,000 of this royalty expense was included in accounts payable as of December 31, 2023 and 2022, respectively.

Note 10 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. During the year ended December 31, 2023, the principal balance of the Secured Note was paid off. As of December 31, 2022, the principal balance of the Secured Note was $0.1 million.

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

During each of the years ended December 31, 2023 and 2022, the Company made payments under the Secured Note of approximately $71,000 and $289,000 respectively. Included in the total payments made, approximately $1,000 and $18,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 and 2022, respectively.

Note 11 – Leases

The Company has operating leases for corporate offices, warehouse space, an automobile and office equipment. The leases have remaining lease terms of 1 year to 5 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease cost	$334	$351
Finance lease cost:
Amortization of right-of-use assets	7	12
Interest on lease liabilities	2	2
Total finance lease cost	9	14
Variable lease cost	44	53
Total lease cost	$387	$418

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$408	$365
Financing cash flows from finance leases	$7	$12

Supplemental balance sheet information related to leases was as follows (in thousands except years):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$1,803	$972
Finance lease right-of-use assets	$4	$12

Current portion of operating lease liabilities	$442	$309
Operating lease liabilities, net of current portion	1,390	700
Total operating lease liabilities	$1,832	$1,009

Current portion of finance lease liabilities	$4	$8
Finance lease liabilities, net of current portion	-	4
Total finance lease liabilities	$4	$12

Weighted average remaining lease term
Operating leases	4.3 years	3.9 years
Finance leases	0.6 years	1.5 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$562	$4
2025	435	-
2026	450	-
2027	450	-
2028	251	-
Total future minimum lease payments	2,148	4
Less imputed interest	(316)	-
Total	$1,832	$4

Note 12 - Accrued Expenses

Accrued expenses as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Accrued bonus	$537	$76
Accrued directors’ fees	-	126
Accrued legal	10	4
Accrued sales commission	117	36
Accrued sales tax payable	22	7
Accrued franchise tax	14	10
Accrued other	94	26
	$794	$285

Note 13 - Income Taxes

There was no income tax current or deferred tax benefit or expense recognized during the years ended December 31, 2023 and 2022.

A reconciliation of the income tax benefit computed at the statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2023, and 2022 is as follows:

	Years Ended December 31,
	2023	2022
U.S. federal statutory rate	21.00%	21.00%
State taxes	12.22%	4.79%
Expired NOLs and credits	(115.56)%	(12.78)%
Stock-based compensation	(4.54)%	(2.43)%
Federal research and development credits	-%	0.62%
Foreign Rate Differential	-%	9.15%
Other	0.12%	3.44%
Non-taxable Cancelation of Indebtedness	19.14%	-%
Valuation allowance	67.62%	(23.78)%
Effective tax rate	-%	-%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$16,700	$17,672
Research and development credits	1,087	1,401
Nonqualified stock option compensation expense	613	543
Lease liabilities	449	243
Capital loss carryforwards	2,072	1,946
Fixed and intangible basis difference	-	328
Other temporary book - tax differences	713	243
Total deferred tax assets	21,634	22,376

Deferred tax liabilities:
Lease right-of-use assets	(442)	(234)
Fixed and intangible asset basis difference	(116)	-
Total deferred tax liabilities	(558)	(234)

Deferred tax assets, net	21,076	22,142
Valuation allowance for deferred tax assets	(21,076)	(22,142)
Net deferred tax assets after valuation allowance	$-	$-

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required. The Company’s valuation allowance decreased approximately $1.1 million from December 31, 2022 to December 31, 2023.

At December 31, 2023, the Company had Federal income tax net operating loss carryforwards of $77.3 million and State income tax net operating loss carryforwards of $6.8 million. The Company had Federal research and development tax credit carryforwards of $1.1 million at December 31, 2023. The Company’s net operating losses and research and development tax credits may ultimately be limited by Section 382 of the Internal Revenue Code and, as a result, the Company may be unable to offset future taxable income (if any) with losses, or its tax liability with credits, before such losses and credits expire. Included in the Federal net operating loss carryforwards are $14 million of losses generated from 2018 onward that have an indefinite carryover period. The remaining Federal and New Jersey net operating loss carryforwards and Federal and New Jersey tax credit carryforwards will expire at various times between 2024 and 2041 unless utilized.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2018 and does not anticipate a change in its uncertain tax positions within the next twelve months. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 14 - Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s consolidated statement of operations and comprehensive loss. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Plans

In 2015, the Board of Directors adopted the Nephros, Inc. 2015 Equity Incentive Plan (“2015 Plan”). As of December 31, 2023, including amendments approved by the Board of Directors, 2,547,400 shares of common stock were approved for issuance pursuant to stock options, restricted stock and other equity incentive awards to the Company’s employees, directors and consultants. The maximum contractual term for stock options granted under the 2015 Plan is 10 years.

As of December 31, 2023, options to purchase 1,774,819 shares of common stock had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between April 15, 2025 and December 27, 2033. Taking into account all options and restricted stock granted under the 2015 Plan, there are 65,580 shares available for future grant under the 2015 Plan. Generally, grants vest based on a service condition only and vest between two to four years.

The Company’s previously adopted and approved plan, the 2004 Stock Incentive Plan (“2004 Plan”), expired in the year ended December 31, 2014. As of December 31, 2023, options to purchase 14,387 shares of common stock had been issued to employees under the 2004 Plan and were outstanding. The options expire on various dates between February 5, 2024 and March 26, 2024. No shares are available for future grants under the 2004 Plan. Options currently outstanding are fully vested.

On November 1, 2023, the Company issued 122,524 stock options outside of the 2015 Plan to the Company’s new Chief Financial Officer. The terms for these options are identical to those issued to employees under the 2015 Plan.

Stock Options

The Company has elected to recognize forfeitures as they occur. Stock-based compensation expense recognized for the years ended December 31, 2023 and 2022 was $1.0 million and $0.9 million, respectively.

For the year ended December 31, 2023, $1.0 million and approximately $39,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. For the year ended December 31, 2022, $0.8 million and approximately $63,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

The following table issued summarizes the option activity for the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,426,510	$6.29
Options granted	279,115	1.91
Options forfeited or expired	(340,260)	6.88
Options exercised	-	-
Outstanding at December 31, 2022	1,365,365	$5.25
Options granted	583,089	1.47
Options forfeited or expired	(102,722)	5.87
Options exercised (1)	(56,526)	2.47
Outstanding at December 31, 2023	1,789,206	$4.07

(1)	56,526 options were exercised via cashless exercise which resulted in 16,576 shares issued.

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2023 and 2022.

	Shares	Weighted Average Exercise Price
Exercisable at December 31, 2022	968,441	$5.55
Vested and expected to vest at December 31, 2022	1,342,342	$5.26
Exercisable at December 31, 2023	1,171,824	$5.25
Vested and expected to vest at December 31, 2023	1,753,398	$4.12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the year ended December 31, 2023.

Assumption for Option Grants	2023	2022
Stock Price Volatility	72.40%	75.44%
Risk-Free Interest Rates	3.71%	2.74%
Expected Life (in years)	6.22	5.64
Expected Dividend Yield	0%	0%

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

The weighted-average fair value of options granted in 2023 and 2022 is $0.99 and $1.25, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2023 was approximately $1.4 million and $0 respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest as of December 31, 2023 was approximately 6.4 years.

The intrinsic values of stock options exercised was approximately $58,000 for the year ended December 31, 2023. No stock options were exercised for the year ended December 31, 2022.

As of December 31, 2023, there was $0.6 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.97 years.

There was no tax benefit related to expense recognized in the twelve months ended December 31, 2023 and 2022, as the Company is in a net operating loss position.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors. The grant date fair value of restricted stock is based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	59,732	$8.07
Granted	-	-
Vested	(44,732)	7.87
Forfeited	(15,000)	8.66
Nonvested at December 31, 2022	-	-
Granted	299,670	1.47
Vested	(187,503)	1.08
Nonvested at December 31, 2023	42,167	$3.18

The total fair value of restricted stock that vested during the years ended December 31, 2023 and 2022 was approximately $0.2 million and $0.4 million, respectively.

Total stock-based compensation expense for restricted stock was approximately $322,000 and $42,000 for the year ended December 31, 2023 and 2022, respectively and is recognized in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

Approximately $154,000 of stock compensation expense was recognized in the year ended December 31, 2022 related to restricted stock granted to board members and employees for the year ended December 31, 2023 to settle liabilities for services incurred in the respective prior fiscal year.

As of December 31, 2023, there was approximately $15,000 of unrecognized compensation expense related to restricted stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 0.4 years. As of December 31, 2022, there was no unrecognized compensation expense related to the restricted stock awards.

The aggregate shares of common stock legally issued and outstanding as of December 31, 2023 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. This plan is no longer operational, due to the wind down of SRP’s operations and its April 2023 dissolution.

Due to the Company’s deemed acquisition of the non-controlling interest in SRP during the year ended December 31, 2023, all remaining equity-based awards have been forfeited and no further expense will be incurred related to these awards. There were no SRP stock options or other equity awards granted during the year ended December 31, 2023. For the year ended December 31, 2023, a credit of approximately ($27,000) was recognized for expense related to the SRP equity-based awards. Stock-based compensation expense related to the SRP stock grants was approximately $47,000 during the year ended December 31, 2022. Stock-based compensation expense related to the SRP equity-based awards is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss. Stock-based compensation expense related to the SRP stock options is presented by the Company as noncontrolling interest on the consolidated balance sheet as of December 31, 2022.

Note 15 - Stockholders’ Equity

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

As of December 31, 2022, the non-controlling interest in SRP held by holders of the Series A Preferred was classified as equity on the accompanying consolidated balance sheet, as the non-controlling interest is redeemable only upon the occurrence of events that are within the control of the Company. As a result of the adoption of the plan of liquidation and dissolution by SRP’s stockholders and the subsequent filing of a certificate of dissolution of SRP with the State of Delaware, the redemption feature related to the Series A Preferred Stock effectively terminated. As such, the value of the Series A Preferred Stock previously presented in non-controlling interest was reclassified to additional paid in capital as the Company retained control of SRP.

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

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. The company had no outstanding warrants at December 31, 2023 and December 31, 2022.

Warrants Exercised During 2022

During the year ended December 31, 2022, warrants to purchase 60,374 shares of the Company’s common stock were exercised, resulting in proceeds of $0.2 million and the issuance of 60,374 shares of the Company’s common stock. Of the warrants exercised during the year ended December 31, 2022, warrants to purchase 14,815 shares of the Company’s common stock were exercised by members of management, resulting in proceeds of approximately $40,000. Warrants to purchase 63,102 shares of the Company’s common stock expired unexercised during the year ended December 31, 2022.

Note 16 – Savings Incentive Match Plan

On January 1, 2017, the Company established a Savings Incentive Match Plan for Employees Individual Retirement Account (SIMPLE IRA), which covers all employees. The SIMPLE IRA Plan provides for voluntary employee contributions up to statutory IRA limitations. The Company matches 100% of employee contributions to the SIMPLE IRA Plan, up to 3% of each employee’s salary. The Company contributed and expensed approximately $91,000 and $104,000 to the SIMPLE IRA in 2023 and 2022, respectively.

Note 17 - Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 9 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2023, the Company agreed to make minimum annual aggregate purchases from Medica of €3.8 million (approximately $4.1 million). For the year ended December 31, 2023, aggregate purchase commitments totaled €4.9 million (approximately $5.3 million). All minimum purchase requirements were met.

Future purchase commitments under the License and Supply Agreement with Medica are as follows:

●	2024: €4,208,000
●	2025: €4,629,000
●	2026: €4,976,000
●	2027: €5,349,000
●	2028: €5,750,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2023. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2023. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on the assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K:

Item 1.01 Entry into a Material Definitive Agreement.

On December 11, 2023, Nephros, Inc. (the “Company”) entered into a license and supply agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products (collectively, the “Products”), and to engage in an exclusive supply arrangement for the Products. The License and Supply Agreement supersedes and replaces that certain License and Supply Agreement, dated April 23, 2012, as amended (the “Prior Agreement”) between the Company and Medica, which Prior Agreement was terminated by the parties upon entry into the License and Supply Agreement.

Under the License and Supply Agreement, Medica granted the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Products in the Territory (as defined in the License and Supply Agreement). In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the Products during the term of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €3,825,000, €4,208,000, €4,629,000, €4,976,000, €5,349,000 and €5,750,000 for the years 2023, 2024, 2025, 2026, 2027 and 2028, respectively. The License and Supply Agreement contains standard representations and warranties and indemnification obligations of the parties.

The term of the License and Supply Agreement commenced on December 11, 2023 and continues in effect through December 31, 2028, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

The foregoing description of the License and Supply Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the License and Supply Agreement, a copy of which is filed as Exhibit 10.36 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 1.02 Termination of a Material Definitive Agreement.

The information related to the termination of the Prior Agreement contained in Item 1.01 of this Item 9B of this Annual Report on Form 10-K is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Proposal No. 1 – Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Compensation Matters” in the 2024 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Stock Ownership of Management and Principal Stockholders” and “Compensation Matters” in the 2024 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the 2024 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

(2) Exhibits:

Exhibit No.	Description
2.1	Agreement for Purchase and Sale of Assets, dated October 4, 2022, by and between Nephros, Inc. and BWSI, LLC, incorporated by reference to Exhibit 2.1 to Nephros Inc.’s Current Report on Form 8-K, filed with the SEC on November 21, 2022 (pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain information contained in this Exhibit 2.1 has been redacted as indicated therein).

3.1	Conformed Copy of the Fourth Amended and Restated Certificate of Incorporation, incorporating those Certificates of Amendment dated June 4, 2007; June 29, 2007; November 13, 2007; October 23, 2009; March 10, 2011; March 11, 2011 and July 8, 2019, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Quarterly Report on Form 10-K for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019.

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007.

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Description of Capital Stock, incorporated by reference to Exhibit 4.5 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

10.1	Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004. †

10.2	Amendment No. 1 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to Nephros, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-127264), filed with the SEC on August 5, 2005. †

10.3	Amendment No. 2 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.7 to Nephros, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed with the SEC on November 13, 2007. †

10.4	Amendment No. 3 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.51 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 †

10.5	Amendment No. 4 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Exhibit A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on December 2, 2010. †

10.6	Amendment No. 5 to Nephros, Inc. 2004 Stock Incentive Plan, incorporated by reference to Appendix A to Nephros, Inc.’s Definitive Proxy Statement, filed with the SEC on April 11, 2013. †

10.7	Amendment No. 6 to Nephros, Inc. 2004 Stock Incentive Plan, dated June 14, 2013, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013. †

10.8	Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.9	Form of Incentive Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.10	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.11	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.12	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.13	Nephros, Inc. Director Compensation Policy, incorporated by reference to Exhibit 10.15 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

10.14	License and Supply Agreement, dated April 23, 2012, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on April 26, 2012.

10.15	Second Amendment to License and Supply Agreement, dated May 4, 2015, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 10, 2015.

10.16	Third Amendment to License and Supply Agreement, dated May 5, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 9, 2017.

10.17	Fourth Amendment to License and Supply Agreement, dated September 26, 2017, between the Registrant and Medica S.p.A., incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 27, 2017.

10.18	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007.

10.19	Form of Registration Rights Agreement, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.20	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.21	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.22	Registration Rights Agreement, dated November 12, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.

10.23	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

10.24	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.25	First Amendment to Registration Rights Agreement, dated September 23, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.26	Registration Rights Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.27	Amended and Restated Loan and Security Agreement, dated May 26, 2020, by and between Tech Capital, LLC and the Registrant, incorporated by reference to Exhibit 10.2 to Nephros Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020.

10.28	Amended and Restated Secured Promissory Note (Single Advance – Non-Revolving), dated May 26, 2020, issued by the Registrant, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the SEC on August 5, 2020.

10.29	Employment Agreement between the Registrant and Andrew Astor, dated August 23, 2020, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the SEC on November 5, 2020. †

10.30	Employment Agreement dated May 5, 2023, between Nephros, Inc. and Robert Banks (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023). †

10.31	Letter Agreement, dated July 28, 2023, between the Nephros, Inc. and Judy Krandel. * †

10.32	Inducement Stock Option Agreement, dated November 1, 2023, between Nephros, Inc. and Judy Krandel. * †

10.33	Amendment to Employment Agreement, dated August 9, 2023, between Nephros, Inc. and Andrew Astor (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023). †

10.34	License and Supply Agreement, dated December 11, 2023, between the Registrant and Medica S.p.A. (pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain information contained in this Exhibit 10.34 has been redacted as indicated therein).*

21.1	List of Subsidiaries of Nephros, Inc. *

23.1	Consent of Baker Tilly US, LLP Independent Registered Public Accounting Firm. *

24.1	Power of Attorney (included on the signature page). *

31.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Nephros, Inc. Policy for Recoupment of Erroneously Awarded Compensation. *

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 15, 2024
	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2024
	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Robert Banks, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Banks	President, Chief Executive Officer	March 15, 2024
Robert Banks	(Principal Executive Officer)

/s/ Judy Krandel	Chief Financial Officer	March 15, 2024
Judy Krandel	(Principal Financial and Accounting Officer)

/s/ Arthur H. Amron	Director	March 15, 2024
Arthur H. Amron

/s/ Oliver Spandow	Director	March 15, 2024
Oliver Spandow

/s/ Alisa Lask	Director	March 15, 2024
Alisa Lask

/s/Joe Harris	Director	March 15, 2024
Joe Harris

