Form 10-Q
period 2024-03-31
NEPHROS INC
filed 2024-05-09
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 6, 2024, 10,544,139 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,633	$4,307
Accounts receivable, net	1,518	1,496
Inventory	2,779	2,470
Prepaid expenses and other current assets	200	132
Total current assets	8,130	8,405
Property and equipment, net	142	152
Lease right-of-use assets	1,680	1,807
Intangible assets, net	373	381
Goodwill	759	759
License and supply agreement, net	257	271
Other assets	75	86
TOTAL ASSETS	$11,416	$11,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,114	873
Accrued expenses	413	794
Current portion of lease liabilities	402	446
Total current liabilities	1,929	2,113
Lease liabilities, net of current portion	1,307	1,390
TOTAL LIABILITIES	3,236	3,503

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at March 31, 2024 and December 31, 2023; 10,544,139 and 10,543,675 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	10	10
Additional paid-in capital	152,745	152,754
Accumulated deficit	(144,575)	(144,406)
TOTAL STOCKHOLDERS’ EQUITY	8,180	8,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,416	$11,861

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue:
Product revenues	$3,506	$3,662
Royalty and other revenues	16	35
Total net revenues	3,522	3,697
Cost of goods sold	1,335	1,586
Gross margin	2,187	2,111
Operating expenses:
Selling, general and administrative	2,142	2,124
Research and development	212	239
Depreciation and amortization	33	54
Total operating expenses	2,387	2,417
Operating loss	(200)	(306)
Other (expense) income:
Interest expense	(1)	(1)
Interest income	25	12
Other (expense) income, net	7	(11)
Total other income:	31	-
Net loss	(169)	(306)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding, basic and diluted	10,501,771	10,297,429

Comprehensive loss	$(169)	$(306)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2023	10,501,508	$10	$152,754	$-	$(144,406)	$8,358	$-	$8,358
Net loss	-	-	-	-	(169)	(169)	-	(169)
Stock option exercises	464	-	-	-	-	-	-	-
Stock-based compensation	-	-	(9)	-	-	(9)	-	(9)
Balance, March 31, 2024	10,501,972	$10	$152,745	$-	$(144,575)	$8,180	$-	$8,180

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2022	10,297,429	$10	$148,413	$-	$(142,831)	$5,592	$3,289	$8,881
Net loss	-	-	-	-	(306)	(306)	-	(306)
Change in non-controlling interest	-	-	3,262	-	-	3,262	(3,262)	-
Stock-based compensation	-	-	346	-	-	346	(27)	319
Balance, March 31, 2023	10,297,429	$10	$152,021	$-	$(143,137)	$8,894	$-	$8,894

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(169)	$(306)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	11	10
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	23	44
Stock-based compensation	(9)	319
Inventory impairments and writeoffs	73	91
Change in right of use asset	125	87
Gain on foreign currency transactions	(3)	-
Decrease (increase) in operating assets:
Accounts receivable	(22)	(677)
Inventory	(382)	714
Prepaid expenses and other current assets	(69)	10
Other assets	11	(6)
(Decrease) increase in operating liabilities:
Accounts payable	244	(21)
Accrued expenses	(380)	98
Lease liabilities	(125)	(87)
Net cash provided by (used in) operating activities	(672)	276

INVESTING ACTIVITIES:
	-	-
FINANCING ACTIVITIES:
Principal payments on finance lease liability	(2)	(2)
Principal payments on equipment financing	-	(1)
Payments on secured note payable	-	(71)
Net cash provided by (used in) financing activities	(2)	(74)
Net increase (decrease) in cash and cash equivalents	(674)	202
Cash and cash equivalents, beginning of period	4,307	3,634
Cash and cash equivalents, end of period	$3,633	$3,836
Supplemental disclosure of cash flow information
Cash paid for interest expense	$1	$1

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The consolidated interim financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Segment Reporting

The Company operates in only one business segment from which the Company’s chief operating decision maker evaluates the financial performance of the Company.

Consolidation

The accompanying consolidated financial statements include the accounts of Nephros, Inc. and its subsidiary, SRP, which was dissolved pursuant to a plan of dissolution adopted by its stockholders on March 9, 2023 and the subsequent filing of a certificate of dissolution with the State of Delaware on April 13, 2023. All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

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

Liquidity

In connection with SRP’s plan of dissolution and pursuant to an agreement between the Company and SRP entered into on May 24, 2023, SRP assigned substantially all of its remaining assets to the Company in satisfaction of the entire loan balance. See “Note 11 – Stockholders’ Equity – Noncontrolling Interest” Accordingly, as of March 31, 2024, there was no outstanding balance of this loan.

The Company has sustained operating losses every quarter through March 31, 2024, generating an accumulated deficit of $144.6 million as of March 31, 2024. However, in 2023, the Company’s operating cash flow was positive due to increased sales, improved gross margins, careful expense management, a reduction in inventory, and the dispositions of the Pathogen Detection Systems and SRP businesses. These actions resulted in the Company generating cash from operations of approximately $0.8 million for the twelve months ended December 31, 2023. Conversely, net cash from operations was negative for the three months ended March 31, 2024 due to an operating loss, payment of prior year annual bonuses, and an increase in inventory. The Company continues to focus on growth in sales and managing tight expenses in order to turn cash flow positive from operations. The investment in inventory in the first quarter of 2024 is preparing for higher volumes in the future. The Company believes that the tight focus on operations and its current cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying consolidated financial statements. However, in the event that the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

Recent Accounting Pronouncements, Not Yet Effective

In March, the FASB issued ASU 2024-01, “ASC 718-Scope Application of Profits Interest and Similar Awards,” which provides guidance to assist entities in determining whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The guidance is effective for the Company’s fiscal year 2025, including interim periods. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

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

Major Customers

For the three months ended March 31, 2024, and 2023, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2024	2023
A	31%	20%
B	7%	10%
C	2%	19%
Total	40%	49%

As of March 31, 2024 and December 31, 2023, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2024	2023
A	24%	12%
B	10%	6%
Total	34%	18%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. The allowance for doubtful accounts was approximately $11,000 as of March 31, 2024, and December 31, 2023, respectively.

Depreciation Expense

Depreciation related to equipment utilized in the manufacturing process is recognized in cost of goods sold on the consolidated statements of operations and comprehensive loss. For each of the three months ended March 31, 2024, and 2023, depreciation expense was approximately $1,000.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three months ended March 31, 2024, or 2023. In addition to product revenue, the Company recognizes revenue related to sales of services to customers, royalties, and other agreements in accordance with the five-step model in ASC 606. Other revenues recognized for the three months ended March 31, 2024, and 2023 were approximately $16,000 and $35,000, respectively.

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

At March 31, 2024 and December 31, 2023, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At March 31, 2024 and December 31, 2023, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2024
Cash	$1,076	$		$
Money market funds	2,557
Cash and cash equivalents	$3,633		$-		$-

December 31, 2023
Cash	$274	$		$
Money market funds	2,515
Certificate of deposit	1,518
Cash and cash equivalents	$4,307		$-		$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the secured long-term note payable, lease liabilities and equipment financing approximate fair value as of March 31, 2024 and December 31, 2023 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Finished goods	$2,390	$2,144
Raw materials	389	326
Total inventory	$2,779	$2,470

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of March 31, 2024, and December 31, 2023 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	March 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	540	(167)	373	540	(159)	381
Total intangible assets	$540	$(167)	$373	$540	$(159)	$381

The Company recognized amortization expense of approximately $8,000 and $11,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. All were recognized in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2024, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2024 (excluding the three months ended March 31, 2024)	24
2025	32
2026	32
2027	32
2028	32
2029	32

Goodwill

Goodwill had a carrying value on the Company’s consolidated balance sheets of $0.8 million at March 31, 2024 and December 31, 2023, respectively.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the consolidated balance sheet is $0.3 million as of March 31, 2024 and December 31, 2023, respectively. Accumulated amortization is $2.0 million as of March 31, 2024 and December 31, 2023, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $14,000 and $33,000 was recognized in the three months ended March 31, 2024 and 2023, respectively on the consolidated statement of operations and comprehensive loss.

As of December 11, 2023, the Company contractually has agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the three months ended March 31, 2024 or March 31, 2023.

In addition, for the period beginning April 23, 2014 through December 31, 2023, the Company paid Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $96,000 for the three months ended March 31, 2023 was recognized as royalty expense and is included in cost of goods sold on the consolidated statement of operations and comprehensive loss. Approximately $96,000 of this royalty expense was included in accounts payable as of March 31, 2023.

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

During the three months ended March 31, 2023, the Company made payments under the Secured Note of approximately $71,000. Included in the total payments made, approximately $1,000 was recognized as interest expense on the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023.

Note 9 – Leases

The Company has operating leases for corporate offices, warehouse space, an automobile, and office equipment. The leases have remaining lease terms of 1 year to 5 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
	(in thousands)
Operating lease cost	$125	$92
Finance lease cost:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	1	1
Total finance lease cost	3	3
Variable lease cost	11	4
Total lease cost	$139	$99

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$158	$87
Financing cash flows from finance leases	$2	$2

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Operating lease right-of-use assets	$1,678	$1,803
Finance lease right-of-use assets	$2	$4

Current portion of operating lease liabilities	$400	$442
Operating lease liabilities, net of current portion	1,307	1,390
Total operating lease liabilities	$1,707	$1,832

Current portion of finance lease liabilities	$2	$4
Finance lease liabilities, net of current portion	-	-
Total finance lease liabilities	$2	$4

Weighted average remaining lease term
Operating leases	4.1 years	4.3 years
Finance leases	0.4 years	0.6 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of March 31, 2024, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2024 (excluding the three months ended March 31, 2024)	$404	$2
2025	435	-
2026	450	-
2027	450	-
2028	251	-
Total future minimum lease payments	1,990	2
Less imputed interest	(283)	-
Total	$1,707	$2

Note 10 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s consolidated statement of operations and comprehensive loss. The Company calculates stock-based compensation expenses in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

During the three months ended March 31, 2024, the Company did not grant stock options to purchase shares of common stock to employees.

Stock-based compensation expense related to stock options was ($17,000) and $179,000 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, approximately ($18,000) and $1,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss. The net credit to stock-based compensation expense for the three months ended March 31, 2024 was due to the reversal of expense related to an immaterial error associated with the forfeiture of unvested options for employee terminations that occurred in prior fiscal periods partially offset by stock based compensation expense of approximately $58,000 related to unvested employee stock options. For the three months ended March 31, 2023, approximately $159,000 and $20,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations and comprehensive loss.

There was no tax benefit related to expense recognized in the three months ended March 31, 2024 and 2023, as the Company is in a net operating loss position. As of March 31, 2024, there was $579,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.8 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s consolidated statement of operations was approximately $8,000 and $13,000 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and 2023, approximately $8,000 and $13,000, respectively, are included in selling, general and administrative expenses on the accompanying consolidated statement of operations and comprehensive loss.

No shares of restricted stock were issued during the three months ended March 31, 2024.During the three months ended March 31, 2023, 23,781 shares of restricted stock were issued to employees, 133,722 shares of restricted stock were issued to board members all related to services rendered during the year ended December 31, 2022. In addition, 30,000 shares of restricted stock were issued to contractors during the period ended March 31, 2023. All restricted shares issued during the three months ended March 31, 2023, have a vesting period of six months.

As of March 31, 2024, there was approximately $7,000 of unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of approximately 0.1 years.

The aggregate shares of common stock legally issued and outstanding as of March 31, 2024 is greater than the aggregate shares of common stock outstanding for accounting purposes by the amount of unvested restricted shares.

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

Note 11 – Stockholders’ Equity

Noncontrolling Interest

In separate transactions in September 2018 and February 2022, SRP issued and sold an aggregate of 700,003 shares of its Series A Preferred Stock for aggregate gross proceeds of approximately $3.5 million. Of such shares, the Company purchased 62,500 shares in the February 2022 transaction, maintaining a 62.5% ownership stake in SRP. Approximately $188,000 of the proceeds from the February 2022 sales were recorded as an increase to the equity of the non-controlling interests. In addition to the Company’s purchase of Series A Preferred Stock from SRP,, the Company also loaned to SRP the principal amount of $1.3 million, $1.0 million of which was advanced during the year ended December 31, 2020.

In March 2023, the board of directors of SRP adopted, and the stockholders of SRP approved, a plan to wind down SRP’s operations and dissolve, and in April 2023, SRP filed a certificate of dissolution with the State of Delaware. In accordance with its plan of dissolution, after SRP satisfied its other outstanding liabilities, SRP assigned to the Company all of its remaining assets, including its intellectual property rights, in satisfaction of outstanding indebtedness owed to the Company in the approximate amount of $1.5 million. No other assets are available for distribution to any of SRP’s stockholders, including the Company, in respect of their shares of SRP capital stock, including the Series A Preferred. As a result of the dissolution described above, it was determined approximately $24,000 of inventory likely had no value and was written off in the period ended March 31, 2023.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	March 31,
	2024	2023
Shares underlying options outstanding	1,591,622	1,420,564
Unvested restricted stock	42,167	187,503

Note 13 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2024, the Company has agreed to make minimum annual aggregate purchases from Medica of €4.2 million (approximately $4.6 million). As of March 31, 2024, the Company’s aggregate purchase commitments totaled €2.8 million (approximately $3 million).

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

We previously held a majority stake in Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company that was focused primarily on developing hemodiafiltration (“HDF”) technology. In May 2022, SRP received510(k) clearance from the FDA for SRP’s second-generation model of the OLpūrH2H Hemodiafiltration System, which enables nephrologists to provide HDF treatment to patients with end stage renal disease. In January 2023, SRP management began exploring strategic partnerships to support a commercial launch of the HDF product but was unsuccessful in identifying a partner. By late February 2023, SRP had nearly exhausted its capital resources and, due to its limited capital and lack of prospects for securing a strategic partnership or additional financing, the board of directors of SRP adopted a plan on March 6, 2023 to wind down SRP operations, liquidate its remaining assets and dissolve the company. That plan was approved by SRP’s stockholders on March 9, 2023, and on April 13, 2023, SRP filed a certificate of dissolution with the State of Delaware. SRP’s cash resources were sufficient to satisfy all of its outstanding liabilities other than its obligations to us under a loan with an outstanding balance of approximately $1.5 million. Accordingly, SRP assigned to Nephros all of its remaining assets, including its intellectual property rights in the HDF2 device, in satisfaction of its outstanding loan balance. Although we have no current plans to do so, we may re-evaluate opportunities for HDF in the future.

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

In commercial markets, our model combines both direct and indirect sales. Through our employee sales staff, have sold products directly to a number of convenience stores, hotels, casinos, and restaurants. We have also signed an agreement with a partner to be the exclusive distributor to resell select water filters and related products to customers in the commercial food and beverage markets subject to meeting certain minimum thresholds.

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

Critical Accounting Policies

For the three-month period ended March 31, 2024, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past, including recently, and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted in the foreseeable future by several factors, including market acceptance of our products, expense management, and progress to achieve positive operating cash flow. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	2024	2023	$ Increase (Decrease)	% Increase (Decrease)
Total net revenue	$3,522	$3,697	$(175)	(5)%
Cost of goods sold	1,335	1,586	(251)	(16)%
Gross margin	2,187	2,111	76	4%
Gross margin %	62%	57%	-	5%
Selling, general and administrative expense	2,142	2,124	18	1%
Research and development expense	212	239	(27)	(11)%
Depreciation and amortization expense	33	54	(21)	(39)%
Operating loss	(200)	(306)	106	(35)%
Interest expense	(1)	(1)	-	0%
Interest income	25	12	13	108%
Other (expense) income, net	7	(11)	18	164%
Net loss	$(169)	$(306)	$137	(45)%

Overall, net revenue decreased by $175,000, or 4.7%, in the first quarter of 2024 compared to the same period in 2023. This decrease was primarily driven by decreased revenue from emergency response orders, which were unusually large in the first quarter of 2023 and not repeated in the comparable 2024 period. However, the decrease in emergency response orders was partially offset by increased revenue from programmatic or recurring sales, which were 12% more than the same period in 2023. This increase in programmatic sales was due to the growth in our sales personnel in 2024.

Gross Profit Margin

Consolidated gross profit margin was approximately 62% for the three months ended March 31, 2024 compared to approximately 57% for the three months ended March 31, 2023. The increase of approximately 5 percentage points was driven by reductions in shipping expenses and more favorable pricing terms with our largest supplier.

Selling, General and Administrative Expense

Consolidated selling, general and administrative expense increased $18,000, or 1%, primarily due to the hiring of a new CEO and CFO to replace one person acting in both positions, and increased hires to support the sales organization. The increase in salaries, bonus and employee benefit expense associated with the new employees was partially offset by a reduction in commissions and a one-time reversal of stock compensation expense of approximately $75,000 (see Note 10 – Stock Plans and Share-Based Payments)

Research and Development Expense

Consolidated research and development expense decreased approximately $27,000 due to the wind down of SRP in 2023.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $33,000 and $54,000, respectively, for the three months ended March 31, 2024 and 2023.

Interest Income

Interest income was approximately $25,000 for the three months ended March 31, 2024 compared to approximately $12,000 for the three months ended March 31, 2023.

Other Income (Expense), net

Other income was approximately $7,000 for the three months ended March 31, 2024 and other expense was approximately $11,000 for the three months ended March 31, 2023 primarily as a result of gains and losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2024 and December 31, 2023 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and Capital Resources	March 31, 2024	December 31, 2023
Cash and cash equivalents	$3,633	$4,307
Other current assets	4,497	4,098
Working capital	6,201	6,292
Stockholders’ equity	8,180	8,358

As of March 31, 2024, we had an accumulated deficit of $144.6 million and we may incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

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

Net cash used in operating activities was approximately $0.7 million for the three months ended March 31, 2024 compared to net cash provided by operating activities of approximately $0.3 million for the three months ended March 31, 2023. Net cash used in operating activities in 2024 was primarily due to the net loss of approximately $0.2 million, an increase in inventory of approximately $0.4 million, and a decrease in accrued expenses of approximately $0.4 million, offset by an increase in accounts payable of approximately $0.2 million. Net cash provided by operating activities in 2023 was primarily due to a decline in inventory of approximately $0.7 million and an increase in accrued expenses of approximately $0.1 million offset by an increase in accounts receivable of approximately $0.7 million.

The company had no investing activities for both the three months ended March 31, 2024 and March 31, 2023.

Net cash used in financing activities was approximately $2,000 for the three months ended March 31, 2024, primarily due to payments on our equipment financing debt. Net cash used in financing activities was approximately $0.1 million for the three months ended March 31, 2023, primarily due to principal payments on debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results

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

NEPHROS, INC.

Date: May 9, 2024	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

