Form 10-Q
period 2024-06-30
NEPHROS INC
filed 2024-08-08
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 5, 2024, 10,544,139 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,080	$4,307
Accounts receivable, net	1,878	1,496
Inventory	2,803	2,470
Prepaid expenses and other current assets	165	132
Total current assets	7,926	8,405
Property and equipment, net	186	152
Lease right-of-use assets	1,551	1,807
Intangible assets, net	365	381
Goodwill	759	759
License and supply agreement, net	243	271
Other assets	70	86
TOTAL ASSETS	$11,100	$11,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,159	$873
Accrued expenses	435	794
Current portion of lease liabilities	358	446
Total current liabilities	1,952	2,113
Lease liabilities, net of current portion	1,222	1,390
TOTAL LIABILITIES	3,174	3,503

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at June 30, 2024 and December 31, 2023; 10,544,139 and 10,543,675 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	11	10
Additional paid-in capital	152,779	152,754
Accumulated deficit	(144,864)	(144,406)
TOTAL STOCKHOLDERS’ EQUITY	7,926	8,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,100	$11,861

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue:
Product revenues	$3,208	$3,537	$6,714	$7,199
Royalty and other revenues	44	8	60	43
Total net revenues	3,252	3,545	6,774	7,242
Cost of goods sold	1,340	1,466	2,675	3,052
Gross margin	1,912	2,079	4,099	4,190
Operating expenses:
Selling, general and administrative	1,941	2,239	4,083	4,363
Research and development	254	221	466	460
Depreciation and amortization	34	54	67	108
Total operating expenses	2,229	2,514	4,616	4,931
Operating loss	(317)	(435)	(517)	(741)
Other (expense) income:
Interest expense	-	-	(1)	(1)
Interest income	21	13	46	25
Other income (expense), net	7	(11)	14	(22)
Total other expense:	28	2	59	2
Net loss	(289)	(433)	(458)	(739)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.04)	$(0.07)
Weighted average common shares outstanding, basic and diluted	10,509,937	10,297,429	10,505,833	10,297,429

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and six months ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2023	10,501,508	$10	$152,754	$(144,406)	$8,358	$-	$8,358
Net loss	-	-	-	(169)	(169)	-	(169)
Stock option exercises	464	-	-	-	-	-	-
Stock-based compensation	-	-	(9)	-	(9)	-	(9)
Balance, March 31, 2024	10,501,972	$10	$152,745	$(144,575)	$8,180	$-	$8,180

Net loss	-	$-	$-	$(289)	$(289)	$-	$(289)
Stock-based compensation	-	-	35	-	35	-	35
Restricted stock vesting	42,167	1	(1)	-	-	-	-
Balance, June 30, 2024	10,544,139	$11	$152,779	$(144,864)	$7,926	$-	$7,926

	Three and six months ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2022	10,297,429	$10	$148,413	$(142,831)	$5,592	$3,289	$8,881
Net loss	-	-	-	(306)	(306)	-	(306)
Change in non-controlling interest	-	-	3,262	-	3,262	(3,262)	-
Stock-based compensation	-	-	346	-	346	(27)	319
Balance, March 31, 2023	10,297,429	$10	$152,021	$(143,137)	$8,894	$-	$8,894

Net loss	-	$-	$-	$(433)	$(433)	$-	$(433)
Stock-based compensation	-	-	194	-	194	-	194
Balance, June 30, 2023	10,297,429	$10	$152,215	$(143,570)	$8,655	$-	$8,655

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(458)	$(739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	22	19
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	47	88
Stock-based compensation	26	513
Inventory impairments and writeoffs	180	106
Gain on foreign currency transactions	(5)	-
Gain on disposal of equipment	(5)	-
Decrease (increase) in operating assets:
Accounts receivable	(382)	(290)
Inventory	(513)	920
Prepaid expenses and other current assets	(33)	35
Right-of-use assets	252	160
Other assets	17	2
(Decrease) increase in operating liabilities:
Accounts payable	289	(437)
Accrued expenses	(358)	285
Lease liabilities	(252)	(160)
Net cash (used in) provided by operating activities	(1,173)	502
INVESTING ACTIVITIES:
Proceeds from sale of equipment	5	-
Purchase of property and equipment	(55)	-
Net cash used in investing activities	(50)	-
FINANCING ACTIVITIES:
Principal payments on finance lease liability	(4)	(4)
Principal payments on equipment financing	-	(1)
Payments on secured note payable	-	(71)
Net cash (used in) financing activities	(4)	(76)
Net (decrease) increase in cash and cash equivalents	(1,227)	426
Cash and cash equivalents, beginning of period	4,307	3,634
Cash and cash equivalents, end of period	$3,080	$4,060
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$2

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statement

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Consolidation

The accompanying condensed consolidated financial statements include the accounts of Nephros, Inc. and its subsidiary, SRP, which was dissolved pursuant to a plan of dissolution adopted by its stockholders on March 9, 2023, and the subsequent filing of a certificate of dissolution with the State of Delaware on April 13, 2023. All intercompany accounts and transactions were eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Liquidity

In connection with SRP’s plan of dissolution and pursuant to an agreement between the Company and SRP entered into on May 24, 2023, SRP assigned substantially all of its remaining assets to the Company in satisfaction of the entire loan balance. See “Note 11 – Stockholders’ Equity – Noncontrolling Interest” Accordingly, as of June 30, 2024, there was no outstanding balance of this loan.

The Company has sustained operating losses every quarter through June 30, 2024, generating an accumulated deficit of $144.9 million as of June 30, 2024. However, in 2023, the Company’s operating cash flow was positive due to increased sales, improved gross margins, careful expense management, a reduction in inventory, and the dispositions of the Pathogen Detection Systems and SRP businesses. These actions resulted in the Company generating cash from operations of approximately $0.8 million for the twelve months ended December 31, 2023. Conversely, net cash from operations was negative for the six months ended June 30, 2024 due to an operating loss, payment of prior year annual bonuses, and an increase in inventory and accounts receivable. The Company continues to focus on growth in sales and managing tight expenses with the goal of turning cash flow positive from operations. The investment in inventory in the first quarter of 2024 was preparing for higher volumes of key products in the future. The Company believes that the tight focus on operations and its current cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. However, in the event that the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

Recent Accounting Pronouncements, Not Yet Effective

In March 2024, the FASB issued ASU 2024-01, “ASC 718-Scope Application of Profits Interest and Similar Awards,” which provides guidance to assist entities in determining whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The guidance is effective for the Company’s fiscal year 2025, including interim periods. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for the Company’s annual reporting period ending December 31, 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its condensed consolidated financial statements.

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

Major Customers

For the three months ended June 30, 2024, and 2023, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2024	2023
A	22%	18%
B	8%	11%
D	3%	11%
Total	33%	40%

For the six months ended June 30, 2024, and 2023, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2024	2023
A	27%	19%
B	7%	10%
C	2%	13%
Total	36%	42%

As of June 30, 2024, and December 31, 2023, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2024	2023
A	16%	12%
E	12%	-
Total	28%	12%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. The allowance for credit losses was approximately $11,000 as of each of the periods ended June 30, 2024, and December 31, 2023.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three and six months ended June 30, 2024, or 2023. In addition to product revenue, the Company recognizes revenue related to services to customers, royalties, and other agreements in accordance with the five-step model in ASC 606. Other revenues recognized for the three and six months ended June 30, 2024, were approximately $44,000 and $60,000, respectively. Other revenues recognized for the three and six months ended June 30, 2023 were approximately $8,000 and $43,000, respectively.

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

At June 30, 2024 the Company’s cash equivalents consisted of money market funds. At December 31,2023 the Company’s cash equivalents consisted of money market funds and a certificate of deposit. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At June 30, 2024 and December 31, 2023, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2024
Cash	$1,403	$-	$-
Money market funds	1,677	-	-
Cash and cash equivalents	$3,080	$-	$-

December 31, 2023
Cash	$274	$-	$-
Money market funds	2,515	-	-
Certificate of deposit	1,518	-	-
Cash and cash equivalents	$4,307	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of June 30, 2024 and December 31, 2023 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and quality.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Finished goods	$2,413	$2,144
Raw materials	390	326
Total inventory	$2,803	$2,470

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of June 30, 2024 and December 31, 2023 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	June 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$540	(175)	$365	$540	(159)	381
Total intangible assets	$540	$(175)	$365	$540	$(159)	$381

The Company recognized amortization expense of approximately $8,000 and $11,000 for the three months ended June 30, 2024 and June 30, 2023, respectively. All were recognized in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

As of June 30, 2024, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2024 (excluding the six months ended June 30, 2024)	$16
2025	32
2026	32
2027	32
2028	32
2029	32

Goodwill

Goodwill has a carrying value on the Company’s condensed consolidated balance sheets of approximately $0.8 million at June 30, 2024 and December 31, 2023.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and Supply Agreement, net, on the condensed consolidated balance sheet is $0.2 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively. Accumulated amortization is $2.0 and $1.9 million as of June 30, 2024 and December 31, 2023, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $14,000 and $33,000 was recognized in each of the three months ended June 30, 2024 and 2023, respectively on the condensed consolidated statement of operations.

As of December 11, 2023, the Company has agreed with Medica to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the six months ended June 30, 2024 or June 30, 2023.

In addition, for the period beginning April 23, 2014 through December 31, 2023, the Company paid Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $95,000 for the three months ended June 30, 2023 was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations. Approximately $191,000 for the six months ended June 30, 2023 was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations. Approximately $95,000 of this royalty expense was included in accounts payable as of June 30, 2023. Starting in 2024, the Company is no longer required to pay Medica royalties.

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

During the six months ended June 30, 2023, the Company made payments under the Secured Note of approximately $71,000. Included in the total payments made, approximately $1,000 was recognized as interest expense on the condensed consolidated statements of operations for the six months ended June 30, 2023.

Note 9 – Leases

The Company has operating leases for corporate offices and office equipment. The leases have remaining lease terms of 1 year to 5 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023
	(in thousands)
Operating lease cost	$127	$90
Finance lease cost:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	1	1
Total finance lease cost	3	3
Variable lease cost	14	3
Total lease cost	$144	$96

	Six months ended June 30, 2024	Six months ended June 30, 2023
	(in thousands)
Operating lease cost	$252	$182
Finance lease cost:
Amortization of right-of-use assets	4	4
Interest on lease liabilities	2	2
Total finance lease cost	6	6
Variable lease cost	25	7
Total lease cost	$283	$195

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30, 2024	Six months ended June 30, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316	$160
Financing cash flows from finance leases	$4	$4

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Operating lease right-of-use assets	$1,550	$1,803
Finance lease right-of-use assets	$1	$4

Current portion of operating lease liabilities	$357	$442
Operating lease liabilities, net of current portion	1,222	1,390
Total operating lease liabilities	$1,579	$1,832

Current portion of finance lease liabilities	$1	$4
Finance lease liabilities, net of current portion	-	-
Total finance lease liabilities	$1	$4

Weighted average remaining lease term
Operating leases	4.0 years	4.3 years
Finance leases	0.1 years	0.6 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of June 30, 2024, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2024 (excluding the six months ended June 30, 2024)	$246	$1
2025	435	-
2026	450	-
2027	450	-
2028	251	-
Total future minimum lease payments	1,832	1
Less imputed interest	(253)	-
Total	$1,579	$1

Note 10 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

The Company granted stock options to purchase 85,198 shares of common stock to employees during the three and six months ended June 30, 2024. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the three and six months ended June 30, 2024, was approximately $0.1 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the six months ended June 30, 2024.

Assumptions for Option Grants
Stock Price Volatility	70.34%
Risk-Free Interest Rate	4.45%
Expected Life (in years)	6.08
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was approximately $28,000 and $169,000 for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, approximately $27,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations. Stock-based compensation expense for the three months ended June 30, 2024 consisted of $62,000 expense for shares vested during the quarter, partially offset by a credit of $33,000 due to the reversal of expense related to an immaterial error associated with the forfeiture of unvested options for employee terminations that occurred in prior fiscal periods. For the three months ended June 30, 2023, approximately $156,000 and $13,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations.

Stock-based compensation expense related to stock options was $11,000 and $349,000 for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, approximately $8,000 and $3,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations. Stock-based compensation expense for the six months ended June 30, 2024 consisted of $120,000 expense for shares vested during the quarter, partially offset by a credit of $109,000 due to the reversal of expense related to an immaterial error associated with the forfeiture of unvested options for employee terminations that occurred in prior fiscal periods. For the six months ended June 30, 2023, approximately $315,000 and $34,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three or six months ended June 30, 2024 and 2023, as the Company is in a net operating loss position. As of June 30, 2024, there was approximately $625,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.7 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed consolidated statement of operations was approximately $7,000 and $25,000 for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense for restricted stock is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

Total stock-based compensation expense for restricted stock was approximately $15,000 and $38,000 for the six months ended June 30, 2024, and 2023, respectively. During the six months ended June 30, 2023, 23,781 shares of restricted stock were issued to employees, 133,722 shares of restricted stock were issued to board members all related to services rendered during the year ended December 31, 2022. In addition, 30,000 shares of restricted stock were issued to contractors during the six months ended June 30, 2023. All restricted shares issued during the six months ended June 30, 2023, have a vesting period of six months.

As of June 30, 2024, there was no unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. This plan is no longer operational, due to the wind down of SRP’s operations and its April 2023 dissolution.

Due to the Company’s acquisition of the non-controlling interest in SRP during the six months ended June 30, 2023, all remaining equity-based awards have been forfeited and no further expense will be incurred related to these awards. There were no SRP stock options or other equity awards granted during the six months ended June 30, 2023. For the six months ended June 30, 2023, a credit of approximately ($27,000) was recognized for expense related to the SRP equity-based awards. Stock-based compensation expense related to the SRP equity-based awards is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

Note 11 – Stockholders’ Equity

Noncontrolling Interest

In separate transactions in September 2018 and February 2022, SRP issued and sold an aggregate of 700,003 shares of its Series A Preferred Stock for aggregate gross proceeds of approximately $3.5 million. Of such shares, the Company purchased 62,500 shares in the February 2022 transaction, maintaining a 62.5% ownership stake in SRP. Approximately $188,000 of the proceeds from the February 2022 sales were recorded as an increase to the equity of the non-controlling interests. In addition to the Company’s purchase of Series A Preferred Stock from SRP, the Company also loaned to SRP the principal amount of $1.3 million, $1.0 million of which was advanced during the year ended December 31, 2020.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	June 30,
	2024	2023
Shares underlying options outstanding	1,249,354	1,765,853
Unvested restricted stock	-	187,503

Note 13 – Commitments and Contingencies

Purchase Commitments

In exchange for the rights granted under the License and Supply Agreement with Medica (see Note 7 – License and Supply Agreement, net), the Company agreed to make certain minimum annual aggregate purchases from Medica over the term of the License and Supply Agreement. For the year ended December 31, 2024, the Company has agreed to make minimum annual aggregate purchases from Medica of €4.2 million (approximately $4.5 million). As of June 30, 2024, the Company’s aggregate purchase commitments totaled €3.6 million (approximately $3.9 million).

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

Our commercial water filters improve the taste and odor of water and reduce biofilm, cysts, particulates, and scale build-up in downstream equipment. Our products are marketed primarily to the food service, hospitality, convenience store, and health care markets, and also sold to medical institutions to supplement our medical filters.

We previously held a majority stake in Specialty Renal Products, Inc. (“SRP”), a development-stage medical device company that was focused primarily on developing hemodiafiltration (“HDF”) technology. In May 2022, SRP received 510(k) clearance from the FDA for SRP’s second-generation model of the OLpūrH2H Hemodiafiltration System, which enables nephrologists to provide HDF treatment to patients with end stage renal disease. In January 2023, SRP management began exploring strategic partnerships to support a commercial launch of the HDF product but was unsuccessful in identifying a partner. By late February 2023, SRP had nearly exhausted its capital resources and, due to its limited capital and lack of prospects for securing a strategic partnership or additional financing, the board of directors of SRP adopted a plan on March 6, 2023 to wind down SRP operations, liquidate its remaining assets and dissolve the company. That plan was approved by SRP’s stockholders on March 9, 2023, and on April 13, 2023, SRP filed a certificate of dissolution with the State of Delaware. SRP’s cash resources were sufficient to satisfy all of its outstanding liabilities other than its obligations to us under a loan with an outstanding balance of approximately $1.5 million. Accordingly, SRP assigned to Nephros all of its remaining assets, including its intellectual property rights in the HDF2 device, in satisfaction of its outstanding loan balance. Although we have no current plans to do so, we may re-evaluate opportunities for HDF in the future.

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

To perform hemodialysis, all dialysis clinics have dedicated water purification systems to produce water and bicarbonate concentrate, two essential ingredients for making dialysate, the liquid that removes waste material from the blood. According to the American Journal of Kidney Diseases, there are approximately 7,100 dialysis clinics in the United States servicing approximately 500,000 patients annually. We estimate that there are over 100,000 hemodialysis machines in operation in the United States.

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

Critical Accounting Policies

For the six-month period ended June 30, 2024, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table sets forth our summarized, consolidated results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

			$	%
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Total net revenues	$3,252	$3,545	$(293)	(8)%
Cost of goods sold	1,340	1,466	(126)	(9)%
Gross margin	1,912	2,079	(167)	(8)%
Gross margin %	59%	59%	-	-%
Selling, general and administrative expense	1,941	2,239	(298)	(13)%
Research and development expense	254	221	33	15%
Depreciation and amortization expense	34	54	(20)	(37)%
Operating loss	(317)	(435)	118	(27)%
Interest expense	-	-	-	-%
Interest income	21	13	8	62%
Other income (expense), net	7	(11)	18	164%
Net loss	$(289)	$(433)	$144	(33)%

Revenue

Overall, net revenues decreased by $0.3 million, or 8%, for the three months ended June 30, 2024, compared to the same period in 2023. This decrease was primarily driven by decreased revenue from emergency response orders, which were unusually large in the second quarter of 2023 but not repeated to the same degree in the comparable 2024 period. We believe that one contributor to this decline is the reduced stringency of waterborne risk response in territories previously committed to both proactive filtration measures and robust corrective actions. Consequently, we experienced the effects of a relaxation of requirements for emergency relief and remediation. However, the decrease in emergency response orders was partially offset by increased revenue from programmatic or recurring sales, which were 8% more than the same period in 2023. This increase in programmatic sales was due to the development of our newer sales personnel hired in 2023.

Gross Profit Margin

Consolidated gross margin was approximately 59% for each of the three month periods ended June 30, 2024, and June 30, 2023.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $298,000, or 13%, primarily due to a decrease in bonus accrual, sales commission expense, stock compensation expense, and professional fees.

Research and Development Expenses

Consolidated research and development expenses increased approximately $33,000 due to an increase in headcount.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $34,000 and $54,000, respectively, for the three months ended June 30, 2024, and 2023.

Interest Income

Interest income was approximately $21,000 for the three months ended June 30, 2024 compared to approximately $13,000 for the three months ended June 30, 2023.

Other Income (Expense), net

Other income of approximately $7,000 for the three months ended June 30, 2024, is primarily a result of a sale of a fully depreciated asset. Other expense of approximately $11,000 for the three months ended June 30, 2023 is primarily a result of losses on foreign currency transactions.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table sets forth our summarized, consolidated results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

			$	%
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Total net revenues	$6,774	$7,242	$(468)	(6)%
Cost of goods sold	2,675	3,052	(377)	(12)%
Gross margin	4,099	4,190	(91)	(2)%
Gross margin %	61%	58%	-	3%
Selling, general and administrative expense	4,083	4,363	(280)	(6)%
Research and development expense	466	460	6	1%
Depreciation and amortization expense	67	108	(41)	(38)%
Operating loss	(517)	(741)	224	(30)%
Interest expense	(1)	(1)	-	-%
Interest income	46	25	21	84%
Other (expense) income, net	14	(22)	36	164%
Net loss	$(458)	$(739)	$281	(38)%

Revenue

Overall, net revenues decreased by $0.5 million, or 6% for the six months ended June 30, 2024, compared to the same period in 2023. This decrease was primarily driven by decreased revenue from emergency response orders, which were unusually large in the first half of 2023 but not repeated to the same degree in the comparable 2024 period. We believe that one contributor to this decline is the reduced stringency of waterborne risk response in territories previously committed to both proactive filtration measures and robust corrective actions. Consequently, we experienced the effects of a relaxation of requirements for emergency relief and remediation. However, the decrease in emergency response orders was partially offset by increased revenue from programmatic or recurring sales, which were 10% more than the same period in 2023. This increase in programmatic sales was due to the development of our newer sales personnel hired in 2023.

Gross Profit Margin

Consolidated gross margin was approximately 61% for the six months ended June 30, 2024, compared to approximately 58% for the six months ended June 30, 2023. The increase of approximately 3 percentage points, was driven by more favorable pricing terms with our largest supplier and reduced shipping expenses in the first quarter of 2024.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $280,000 or 6% primarily due to a decrease in bonus accrual, sales commission expense, stock compensation expense, and professional fees offset in part by an increase in salary expense.

Research and Development Expenses

Consolidated research and development expenses increased $6,000 primarily due to an increase in headcount offset by the wind down of our SRP division.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $67,000 and $108,000, respectively, for the six months ended June 30, 2024, and 2023.

Interest Expense

Interest expense was approximately $1,000 for the six months ended June 30, 2024 and June 30, 2023.

Interest Income

Interest income was approximately $46,000 for the six months ended June 30, 2024 compared to approximately $25,000 for the six months ended June 31, 2023.

Other Income (Expense), net

Other income was approximately $14,000 for the six months ended June 30, 2024, and is primarily a result of losses on foreign currency transactions and a sale of a fully depreciated asset. Other expense was approximately $22,000 for the six months ended June 30, 2023 and is primarily a result of losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2024 and December 31, 2023 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	June 30,	December 31,
Liquidity and Capital Resources	2024	2023
Cash and cash equivalents	$3,080	$4,307
Other current assets	4,846	4,098
Working capital	5,974	6,292
Stockholders’ equity	7,926	8,358

At June 30, 2024, we had an accumulated deficit of $144.9 million and we may incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

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

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of approximately $0.5 million for the six months ended June 30, 2023. Net cash used in operating activities in 2024 was primarily due to the net loss of approximately $0.5 million, an increase in inventory of approximately $0.5 million, an increase in accounts receivable of approximately $0.4 million and a decrease in accrued expenses of approximately $0.4 million, offset by an increase in accounts payable of approximately $0.3 million, and an increase in inventory impairments and write offs of approximately $0.2 million. Net cash provided by operating activities in 2023 was primarily due to a decline in inventory of approximately $0.9 million, an increase in accrued expenses of approximately $0.3 million offset by a decrease in accounts payable of approximately $0.4 million and an increase in accounts receivable of approximately $0.3 million.

Net cash used in investing activities was approximately $55,000 in the six months ended June 30, 2024, due to purchases of property and equipment. We had no investing activities for the six months ended June 30, 2023.

Net cash used in financing activities was approximately $4,000 for the six months ended June 30, 2024, primarily due to payments on finance lease. Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2023, primarily due to principal payments on debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Nephros, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 24, 2024).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: August 8, 2024	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

