Form 10-Q
period 2024-09-30
NEPHROS INC
filed 2024-11-14
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 4, 2024, 10,544,225 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,457	$4,307
Accounts receivable, net	1,691	1,496
Inventory	3,099	2,470
Prepaid expenses and other current assets	109	132
Total current assets	7,356	8,405
Property and equipment, net	173	152
Lease right-of-use assets	1,461	1,807
Intangible assets, net	357	381
Goodwill	759	759
License and supply agreement, net	230	271
Other assets	50	86
TOTAL ASSETS	$10,386	$11,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398	$873
Accrued expenses	322	794
Current portion of lease liabilities	338	446
Total current liabilities	1,058	2,113
Lease liabilities, net of current portion	1,154	1,390
TOTAL LIABILITIES	2,212	3,503

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at September 30, 2024 and December 31, 2023; 10,544,139 and 10,543,675 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	11	10
Additional paid-in capital	152,844	152,754
Accumulated deficit	(144,681)	(144,406)
TOTAL STOCKHOLDERS’ EQUITY	8,174	8,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,386	$11,861

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue:
Product revenues	$3,472	$3,713	$10,186	$10,912
Royalty and other revenues	46	29	106	72
Total net revenues	3,518	3,742	10,292	10,984
Cost of goods sold	1,369	1,548	4,044	4,600
Gross margin	2,149	2,194	6,248	6,384
Operating expenses:
Selling, general and administrative	1,721	2,137	5,804	6,500
Research and development	188	205	654	665
Depreciation and amortization	34	55	101	163
Total operating expenses	1,943	2,397	6,559	7,328
Operating income (loss)	206	(203)	(311)	(944)
Other (expense) income:
Interest expense	-	-	(1)	(1)
Interest income	20	11	66	36
Other income (expense), net	(43)	10	(29)	(12)
Total other expense (income), net:	(23)	21	36	23
Net income (loss)	$183	$(182)	$(275)	$(921)
Net income (loss) per common share, basic	$0.02	$(0.02)	$(0.03)	$(0.09)
Net income (loss) per common share, diluted	$0.02	$(0.02)	$(0.03)	$(0.09)
Weighted average common shares outstanding, basic	10,544,139	10,460,866	10,518,742	10,352,108
Weighted average common shares outstanding, diluted	10,580,906	10,460,866	10,518,742	10,352,108

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2023	10,501,508	$10	$152,754	$(144,406)	$8,358	$-	$8,358
Net loss	-	-	-	(169)	(169)	-	(169)
Stock option exercises	464	-	-	-	-	-	-
Stock-based compensation	-	-	(9)	-	(9)	-	(9)
Balance, March 31, 2024	10,501,972	$10	$152,745	$(144,575)	$8,180	$-	$8,180

Net loss	-	$-	$-	$(289)	$(289)	$-	$(289)
Stock-based compensation	-	-	35	-	35	-	35
Restricted stock vesting	42,167	1	(1)	-	-	-	-
Balance, June 30, 2024	10,544,139	$11	$152,779	$(144,864)	$7,926	$-	$7,926
Net income	-	-	-	$183	$183	-	$183
Stock-based compensation	-	-	65	-	65	-	65
Balance, September 30, 2024	10,544,139	$11	$152,844	$(144,681)	$8,174	$-	$8,174

	Three and nine months ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated		Non controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2022	10,297,429	$10	$148,413	$(142,831)	$5,592	$3,289	$8,881
Net loss	-	-	-	(306)	(306)	-	(306)
Change in non-controlling interest	-	-	3,262	-	3,262	(3,262)	-
Stock-based compensation	-	-	346	-	346	(27)	319
Balance, March 31, 2023	10,297,429	$10	$152,021	$(143,137)	$8,894	$-	$8,894

Net loss	-	$-	$-	$(433)	$(433)	$-	$(433)
Stock-based compensation	-	-	194	-	194	-	194
Balance, June 30, 2023	10,297,429	$10	$152,215	$(143,570)	$8,655	$-	$8,655

Net loss	-	-	-	$(182)	$(182)	-	$(182)
Restricted stock vesting	187,503	-	-	-	-	-	-
Stock-based compensation	-	-	149	-	149	-	149
Balance, September 30, 2023	10,484,932	$10	$152,364	$(143,752)	$8,622	$-	$8,622

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(275)	$(921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	34	29
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	68	134
Stock-based compensation	91	662
Inventory impairments and write offs	214	106
Provision for bad debt expense	-	14
Loss on foreign currency transactions	1	-
Gain on disposal of equipment	(5)	-
Decrease (increase) in operating assets:
Accounts receivable	(195)	(171)
Inventory	(843)	778
Prepaid expenses and other current assets	23	15
Right-of-use assets	364	234
Other assets	36	(69)
(Decrease) increase in operating liabilities:
Accounts payable	(477)	65
Accrued expenses	(470)	425
Lease liabilities	(362)	(237)
Net cash provided by (used in) operating activities	(1,796)	1,064
INVESTING ACTIVITIES:
Proceeds from sale of equipment	5	-
Purchase of property and equipment	(55)	-
Net cash used in investing activities	(50)	-
FINANCING ACTIVITIES:
Principal payments on finance lease liability	(4)	(4)
Principal payments on equipment financing		(1)
Payments on secured note payable	-	(71)
Net cash used in financing activities	(4)	(76)
Net increase (decrease) in cash and cash equivalents	(1,850)	988
Cash and cash equivalents, beginning of period	4,307	3,634
Cash and cash equivalents, end of period	$2,457	$4,622
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$6
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for finance lease liability	$22	$-

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

Note 2 – Basis of Presentation and Liquidity and Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Liquidity

In connection with SRP’s plan of dissolution and pursuant to an agreement between the Company and SRP entered into on May 24, 2023, SRP assigned substantially all of its remaining assets to the Company in satisfaction of the entire loan balance. See “Note 11 – Stockholders’ Equity – Noncontrolling Interest”. Accordingly, as of September 30, 2024, there was no outstanding balance of this loan.

Although we generated positive cash flow from operations of $1.1 million for the nine months ended September 30, 2023, we had negative cash flows from operations of $1.8 million for the nine months ended September 30, 2024. Our operations have consumed substantial amounts of cash since inception, generating an accumulated deficit of $144.7 million as of September 30, 2024.

While we achieved net income for the three months ended September 30, 2024, at present we cannot be certain that we will be able to generate a sufficient amount of product revenue to achieve profitability on an ongoing basis.

The Company continues to focus on growth in sales and managing tight expenses with the goal of returning to cash flow positive from operations. The investment in inventory in 2024 is preparing for higher sales volumes of key products in the future. The Company believes that the tight focus on operations and its current cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. However, if the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

Recent Accounting Pronouncements, Not Yet Effective

In March 2024, the FASB issued ASU 2024-01, “ASC 718-Scope Application of Profits Interest and Similar Awards,” which provides guidance to assist entities in determining whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation—Stock Compensation. The guidance is effective for the Company’s annual reporting period ending December 31, 2025, including interim periods. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its condensed consolidated financial statements.

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

Major Customers

For the three months ended September 30, 2024, and 2023, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2024	2023
A	27%	35%
B	10%	13%
Total	37%	48%

For the nine months ended September 30, 2024, and 2023, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2024	2023
A	27%	24%
B	8%	11%
Total	35%	35%

As of September 30, 2024, and December 31, 2023, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2024	2023
B	15%	6%
C	15%	-
A	13%	12%
Total	43%	18%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. The allowance for credit losses was approximately $11,000 and $14,000 as of September 30, 2024, and September 30, 2023, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company does not amortize goodwill, but tests it for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting segment. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. The qualitative factors evaluated by the Company include macro-economic conditions of the business environment, overall financial performance, and other entity specific factors as deemed appropriate. If under such qualitative analysis the Company determines that it is not more likely than not that the reporting segment’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting segment exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and nine months ended September 30, 2024 and 2023.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of returns and allowances. There was no allowance for sales returns for the three and nine months ended September 30, 2024, or 2023. In addition to product revenue, the Company recognizes revenue related to services to customers, royalties and other agreements in accordance with the five-step model in ASC 606. Other revenues recognized for the three and nine months ended September 30, 2024 were approximately $46,000 and $106,000, respectively. Other revenues recognized for the three and nine months ended September 30, 2023 were approximately $29,000 and $72,000, respectively.

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

At September 30, 2024 the Company’s cash equivalents consisted of money market funds. At December 31, 2023, the Company’s cash equivalents consisted of money market funds and certificates of deposit. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At September 30, 2024 and December 31, 2023, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2024
Cash	$818	$-	$-
Money market funds	1,639
Cash and cash equivalents	$2,457	$-	$-

December 31, 2023
Cash	$274	$-	$-
Money market funds	2,515	-	-
Certificate of deposit	1,518	-	-
Cash and cash equivalents	$4,307	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of September 30, 2024 and December 31, 2023 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and quality.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Finished goods	$2,730	$2,144
Raw materials	369	326
Total inventory	$3,099	$2,470

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of September 30, 2024 and December 31, 2023 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$540	$(183)	$357	$540	$(159)	$381
Total intangible assets	$540	$(183)	$357	$540	$(159)	$381

The Company recognized amortization expense of approximately $8,000 and $11,000 for each of the three months ended September 30, 2024 and September 30, 2023. All were recognized in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

The Company recognized amortization expense of approximately $24,000 and $31,000 for each of the nine months ended September 30, 2024 and September 30, 2023. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations.

As of September 30, 2024, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2024 (excluding the nine months ended September 30, 2024)	$8
2025	32
2026	32
2027	32
2028	32
2029	32

Goodwill

Goodwill has a carrying value on the Company’s condensed consolidated balance sheets of approximately $0.8 million at September 30, 2024 and December 31, 2023.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and Supply Agreement, net, on the condensed consolidated balance sheet is $0.2 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively. Accumulated amortization is $2 million as of September 30, 2024 and December 31, 2023. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $14,000 and $33,000 was recognized in each of the three months ended September 30, 2024 and 2023 on the condensed consolidated statement of operations.

As of December 11, 2023, the Company has agreed with Medica to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the nine months ended September 30, 2024 or September 30, 2023.

In addition, for the period beginning April 23, 2014 through December 31, 2023, the Company paid Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Approximately $102,000 for the three months ended September 30, 2023 was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations. Approximately $292,000 for the nine months ended September 30, 2023 was recognized as royalty expense and is included in cost of goods sold on the condensed consolidated statement of operations. Approximately $102,000 of this royalty expense was included in accounts payable as of September 30, 2023. Starting in 2024, the Company is no longer required to pay Medica royalties.

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

During the nine months ended September 30, 2023, the Company made payments under the Secured Note of approximately $71,000. Included in the total payments made, approximately $1,000 was recognized as interest expense on the condensed consolidated statements of operations for the nine months ended September 30, 2023.

Note 9 – Leases

The Company has operating leases for corporate offices and office equipment. The leases have remaining lease terms of 1 year to 5 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023
	(in thousands)
Operating lease cost	$112	$90
Finance lease cost:
Amortization of right-of-use assets	-	2
Interest on lease liabilities	-	-
Total finance lease cost	-	2
Variable lease cost	37	2
Total lease cost	$149	$94

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
	(in thousands)
Operating lease cost	$364	$272
Finance lease cost:
Amortization of right-of-use assets	4	6
Interest on lease liabilities	2	2
Total finance lease cost	6	8
Variable lease cost	62	9
Total lease cost	$432	$289

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$456	$272
Financing cash flows from finance leases	$4	$4

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Operating lease right-of-use assets	$1,438	$1,803
Finance lease right-of-use assets	$23	$4

Current portion of operating lease liabilities	$333	$442
Operating lease liabilities, net of current portion	1,136	1,390
Total operating lease liabilities	$1,469	$1,832

Current portion of finance lease liabilities	$5	$4
Finance lease liabilities, net of current portion	18	-
Total finance lease liabilities	$23	$4

Weighted average remaining lease term
Operating leases	3.8 years	4.3 years
Finance leases	4.1 years	0.6 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of September 30, 2024, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2024 (excluding the nine months ended September 30, 2024)	$107	$1
2025	435	7
2026	450	7
2027	450	7
2028	251	5
Total future minimum lease payments	1,693	27
Less imputed interest	(224)	(4)
Total	$1,469	$23

Note 10 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed consolidated statement of operations. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

The Company granted stock options to purchase 85,198 shares of common stock to employees during the nine months ended September 30, 2024. These stock options are being expensed over the respective vesting period, which is based on a service condition. The fair value of the stock options granted during the nine months ended September 30, 2024, was approximately $0.1 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the nine months ended September 30, 2024.

Assumptions for Option Grants
Stock Price Volatility	70.34%
Risk-Free Interest Rate	4.45%
Expected Life (in years)	6.08
Expected Dividend Yield	-%

Stock-based compensation expense related to stock options was approximately $64,000 and $137,000 for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, approximately $62,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations. For the three months ended September 30, 2023, approximately $134,000 and $3,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations.

Stock-based compensation expense related to stock options was $76,000 and $486,000 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, approximately $71,000 and $5,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations. Stock-based compensation expense for the nine months ended September 30, 2024 consisted of $185,000 expense for shares vested, partially offset by a credit of $109,000 due to the reversal of expense related to an immaterial error associated with the forfeiture of unvested options for employee terminations that occurred in prior fiscal periods. For the nine months ended September 30, 2023, approximately $450,000 and $36,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed consolidated statement of operations.

There was no tax benefit related to expense recognized in the three or nine months ended September 30, 2024 and 2023, as the Company is in a net operating loss position. As of September 30, 2024, there was approximately $555,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.5 years.

Restricted Stock

There was no stock-based compensation expense for restricted stock on the Company’s condensed consolidated statement of operations for the three months ended September 30, 2024. Total stock-based compensation expense for restricted stock was approximately $12,000 for the three months ended September 30, 2023 which is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

Total stock-based compensation expense for restricted stock was approximately $15,000 and $49,000 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2023, 23,781 shares of restricted stock were issued to employees and 133,722 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2022. In addition, 30,000 shares of restricted stock were issued to contractors during the nine months ended September 30, 2023. All restricted shares issued during the nine months ended September 30, 2023, have a vesting period of six months.

As of September 30, 2024, there was no unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans.

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. This plan is no longer operational, due to the wind down of SRP’s operations and its April 2023 dissolution.

Due to the Company’s acquisition of the non-controlling interest in SRP during the nine months ended September 30, 2023, all remaining equity-based awards have been forfeited and no further expense will be incurred related to these awards. There were no SRP stock options or other equity awards granted during the nine months ended September 30, 2023. For the nine months ended September 30, 2023, a credit of approximately ($27,000) was recognized for expense related to the SRP equity-based awards. Stock-based compensation expense related to the SRP equity-based awards is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.

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

Note 12 – Net Income (Loss) per Common Share

Basic income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the number of weighted average common shares issued and outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants and unvested restricted stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Three Months Ended
	September 30,
(In thousands, except share and per share data)	2024	2023
Numerator:
Net income (loss)	$183	$(182)

Denominator:
Basic weighted average common shares outstanding	10,544,139	10,460,866
Effect of potentially dilutive options	36,767	—
Diluted weighted average common shares outstanding	10,580,906	10,460,866

Income (loss) per common share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

	Nine Months Ended
	September 30,
(In thousands, except share and per share data)	2024	2023
Numerator:
Net loss	$(275)	$(921)

Denominator:
Basic weighted average common shares outstanding	10,518,742	10,352,108
Effect of potentially dilutive options	—	—
Diluted weighted average common shares outstanding	10,518,742	10,352,108

Loss per common share:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	September 30,
	2024	2023
Shares underlying options outstanding	1,205,087	1,767,443

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

Our commercial water filters improve the taste and odor of water and reduce biofilm, cysts, particulates, and scale build-up in downstream equipment. Our products are marketed primarily to the food service, hospitality, convenience store, and health care markets, and also sold into medical institutions to supplement our medical filters.

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

Critical Accounting Policies

For the nine-month period ended September 30, 2024, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table sets forth our summarized, consolidated results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

			$	%
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Total net revenues	$3,518	$3,742	$(224)	(6)%
Cost of goods sold	1,369	1,548	(179)	(12)%
Gross margin	2,149	2,194	(45)	(2)%
Gross margin %	61%	59%	-	2%
Selling, general and administrative expense	1,721	2,137	(416)	(19)%
Research and development expense	188	205	(17)	(8)%
Depreciation and amortization expense	34	55	(21)	(38)%
Operating income (loss)	206	(203)	409	(201)%
Interest income	20	11	9	82%
Other income (expense), net	(43)	10	(53)	(530)%
Net income (loss)	$183	$(182)	$365	(201)%

Revenue

Overall, net revenues decreased by $0.2 million, or 6%, for the three months ended September 30, 2024, compared to the same period in 2023. This decrease was primarily driven by a decline in programmatic business reflecting underperformance in one region and a few of our larger accounts showing slower order patterns. This decline was partially offset by an increase in emergency response business.

Gross Profit Margin

Consolidated gross margin was approximately 61% for the three months ended September 30, 2024, compared to approximately 59% for the three months ended September 30, 2023. The increase of approximately 2 percentage points, was driven by favorable pricing terms with our largest supplier.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $416,000, or 19%, primarily due to a decrease in bonus accrual, sales commission expense, and stock compensation expense. In addition, we had expenses in the third quarter of 2023 related to our facilities consolidation which were not repeated in the third quarter of 2024.

Research and Development Expenses

Consolidated research and development expenses decreased approximately $17,000 due to a reduction in bonus accrual.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $34,000 and $55,000, respectively, for the three months ended September 30, 2024, and 2023.

Interest Income

Interest income was approximately $20,000 for the three months ended September 30, 2024 compared to approximately $11,000 for the three months ended September 30, 2023.

Other Income (Expense), net

Other expense of approximately $43,000 for the three months ended September 30, 2024 is primarily a result of losses on foreign currency transactions. Other income of approximately $10,000 for the three months ended September 30, 2023 is primarily a result of gains on foreign currency transactions.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table sets forth our summarized, consolidated results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

			$	%
			Increase	Increase
	2024	2023	(Decrease)	(Decrease)
Total net revenues	$10,292	$10,984	$(692)	(6)%
Cost of goods sold	4,044	4,600	(556)	(12)%
Gross margin	6,248	6,384	(136)	(2)%
Gross margin %	61%	58%	-	3%
Selling, general and administrative expense	5,804	6,500	(696)	(11)%
Research and development expense	654	665	(11)	(2)%
Depreciation and amortization expense	101	163	(62)	(38)%
Operating loss	(311)	(944)	633	(67)%
Interest expense	(1)	(1)	-	-%
Interest income	66	36	30	83%
Other income (expense), net	(29)	(12)	(17)	142%
Net loss	$(275)	$(921)	$646	(70)%

Revenue

Overall, net revenues decreased by $0.7 million, or 6% for the nine months ended September 30, 2024, compared to the same period in 2023. This decrease was primarily driven by decreased revenue from emergency response orders, which were unusually large in the first nine months of 2023 but not repeated to the same degree in the comparable 2024 period. We believe that one contributor to this decline is the reduced stringency of waterborne risk response in territories previously committed to both proactive filtration measures and robust corrective actions. Consequently, we experienced the effects of a relaxation of requirements for emergency relief and remediation. However, the decrease in emergency response orders was partially offset by increased revenue from programmatic or recurring sales, which were 3% more than the same period in 2023. This increase in programmatic sales was due to the development of our newer sales personnel hired in 2023.

Gross Profit Margin

Consolidated gross margin was approximately 61% for the nine months ended September 30, 2024, compared to approximately 58% for the nine months ended September 30, 2023. The increase of approximately 3 percentage points was driven by more favorable pricing terms with our largest supplier and reduced shipping expenses in the first quarter of 2024.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses decreased $696,000 or 11% primarily due to a decrease in bonus accrual, sales commission expense, stock compensation expense, and travel expenses offset in part by an increase in salary expense.

Research and Development Expenses

Consolidated research and development expenses decreased $11,000 primarily due to the wind down of our SRP division offset by an increase in headcount.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $101,000 and $163,000, respectively, for the nine months ended September 30, 2024 and 2023.

Interest Expense

Interest expense was approximately $1,000 for the nine months ended September 30, 2024 and September 30, 2023.

Interest Income

Interest income was approximately $66,000 for the nine months ended September 30, 2024, compared to approximately $36,000 for the nine months ended September 30, 2023.

Other Income (Expense), net

Other expense was approximately $29,000 and $12,000 respectively for the nine months ended September 30, 2024 and September 30, 2023 and is primarily a result of losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2024 and December 31, 2023 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	September 30,	December 31,
Liquidity and Capital Resources	2024	2023
Cash and cash equivalents	$2,457	$4,307
Other current assets	4,899	4,098
Working capital	6,298	6,292
Stockholders’ equity	8,174	8,358

At September 30, 2024, we had an accumulated deficit of $144.7 million and we may incur additional operating losses from operations until such time, if ever, that we are able to increase product sales and/or licensing revenue to achieve profitability.

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

Net cash used in operating activities was $1.8 million for the nine months ended September 30, 2024, compared to net cash provided by operating activities of approximately $1.1 million for the nine months ended September 30, 2023. Net cash used in operating activities in 2024 was primarily due to an increase in inventory of approximately $0.8 million, a decrease in accounts payable and accrued expenses of approximately $0.5 million each, and a net loss of approximately $0.3 million, offset by an increase in inventory impairments and write-offs of approximately $0.2 million. Net cash provided by operating activities in 2023 was primarily due to a decline in inventory of approximately $0.8 million, an increase in accrued expenses of approximately $0.4 million, partially offset by an increase in accounts receivable of approximately $0.2 million.

Net cash used in investing activities was approximately $50,000 in the nine months ended September 30, 2024, due primarily to purchases of property and equipment. We had no investing activities for the nine months ended September 30, 2023.

Net cash used in financing activities was approximately $4,000 for the nine months ended September 30, 2024, primarily due to payments on finance leases. Net cash used in financing activities was approximately $0.1 million for the nine months ended September 30, 2023, primarily due to final principal payments on since-retired debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

We are subject to minimum purchase obligations under our License and Supply Agreement with Medica and failure to meet these minimum purchase requirements may result in termination of the agreement, which could materially impact our ability to obtain our filtration products.

On December 11, 2023, we entered into a license and supply agreement (the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary ultrafiltration technology in conjunction with our filtration products (collectively, the “Products”), and to engage in an exclusive supply arrangement for the Products. Under the License and Supply Agreement, Medica granted us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Products in the Territory (as defined in the License and Supply Agreement). In addition, we granted to Medica an exclusive license under our intellectual property to make the Products during the term of the License and Supply Agreement.

In exchange for the rights granted, we have agreed to make minimum annual aggregate purchases from Medica of €4,208,000, €4,629,000, €4,976,000, €5,349,000 and €5,750,000 for the years 2024, 2025, 2026, 2027 and 2028, respectively. If we are unable to satisfy our remaining minimum purchase commitment for 2024, we will be in breach of the License and Supply Agreement, giving Medica a right of termination. If the License and Supply Agreement is terminated, we may be unable to obtain our filtration products from an alternative supplier on commercially favorable terms, if at all. If we are unable to obtain our filtration products from an alternative supplier, we may be unable to supply our products to our customers, which could have a material adverse effect on our results of operations and damage our reputation.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

NEPHROS, INC.

Date: November 14, 2024	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

