Form 10-K
period 2024-12-31
NEPHROS INC
filed 2025-03-24
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2024, was $14,091,124. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Stock Market on June 30, 2024. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2024.

As of March 17, 2025, there were 10,600,350 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed within 120 days of December 31, 2024.

NEPHROS, INC. AND SUBSIDIARIES

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements that may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

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

In commercial markets, we manufacture and sell water filters that improve the taste and odor of water and reduce biofilm, bacteria, heavy metals, chemical compounds, scale build-up in downstream equipment, and other various contaminants. Our products are marketed primarily to the food service, hospitality, convenience store, and health care markets. These commercial products are also marketed into medical markets, as supplemental filtration to our medical filters.

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

Our primary sales strategy in medical markets is to sell through value-added resellers (“VARs”). Leveraging VARs has enabled us to rapidly expand our access to target customers with limited sales staff expansion. In addition, while we are currently focused on medical markets, the VARs that support these customers also support a wide variety of commercial and industrial customers. We believe that our VAR relationships have and will continue to facilitate growth in filter sales outside of the medical industry. In addition to VARs, we also utilize a direct salesforce that targets key geographic regions throughout the country, as well as focuses on the hospital and dialysis markets.

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

In January 2022, the Center for Clinical Standards and Quality at the Centers for Medicare and Medicaid Services (“CMS”) expanded its requirements – originally implemented in 2017 – for facilities to develop policies and procedures that inhibit the growth and spread of legionella and other opportunistic pathogens in building water systems. In this 2022 update, CMS requires teams to be assigned to the development of formal water management plans (“WMPs”), as well as detailed documentation regarding the development of the WMPs and their execution. CMS surveyors regularly review policies, procedures, and reports documenting water management implementation results to verify that facilities are compliant with these requirements. These policies must be in accordance with The American Society of Heating, Refrigerating, and Air-Conditioning Engineers (ASHRAE) Standard 188-2015 and the CDC toolkit. Facilities must regularly monitor water systems and take corrective actions when needed to ensure safe water for patients, residents and visitors. We believe that these CMS regulations may have a positive impact on the sale of our HAI-inhibiting ultrafilters.

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

Our commercial market focus is on the hotel, restaurant, and convenience store markets. In March 2022, we entered into an agreement with Donastar LLC to provide water filtration systems to an organization that services approximately 3,000 Quick Service Restaurants (“QSR”). Effective January 1, 2023, we entered into a new supply agreement with Donastar, which superseded the March 2022 agreement. Under the January 2023 agreement, we engaged Donastar to be our exclusive distributor to the food, beverage and hospitality industries. Effective September 2024, we ended our exclusive relationship with Donastar. Although Donastar continues to distribute our products on a non-exclusive basis, we are expanding our distribution in the commercial market in order to pursue other national accounts, which, over time, may result in step-change increases in commercial market revenue.

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

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, as amended, Medica granted us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology In December 2023, the Company signed a new agreement with Medica which extends the term until December 31, 2028, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. As of December 11, 2023, the Company has agreed with Medica to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms.

In exchange for the rights granted, we agreed to make minimum annual aggregate purchases from Medica throughout the term of the License and Supply Agreement.

Sales and Marketing

Our New Jersey headquarters oversees global sales and marketing activity of our ultrafilter products. We work with multiple distributors for our ultrafilter products in the hospital and dialysis water markets. For the food service and hospitality markets, as discussed above, we had contracted with Donastar LLC as our exclusive distributor. Effective September 2024, we ended our exclusive relationship with Donastar. Although Donastar continues to distribute our products on a non-exclusive basis, we are broadening our market reach through new distributor relationships. For other prospective markets for our ultrafilter products, we are pursuing alliance opportunities for joint product development and/or distribution. Our ultrafilter manufacturer in Europe shares certain intellectual property rights with us for one of our dual stage ultrafilter designs.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. For the ultrafiltration systems business, we are continually working with existing and potential distributors of ultrafilter products to develop solutions to meet customer needs.

Major Customers

For the years ended December 31, 2024 and 2023, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2024	2023
A	25%	23%
B	8%	11%
Total	33%	34%

As of December 31, 2024 and 2023, the following customer accounted for the following percentage of our accounts receivable:

Customer	2024	2023
A	13%	12%

Competition

With respect to the water filtration market, we compete with companies that are well-entrenched in the water filtration domain. These companies include Pall Corporation (wholly owned by Danaher Corporation), which manufactures point-of-use microfiltration products, as well as 3M Company and Pentair, which manufacture the Cuno® and Everpure® brands of water filtration and purification products, respectively. Our methods of competition in the water filtration domain include:

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

We believe that our patent strategy will provide a competitive advantage in our target markets, but our patents may not be broad enough to cover our competitors’ products and may be subject to invalidation claims. Our U.S. patent for the “Method and Apparatus for a Hemodiafiltration Module for use with a Dialysis Machine,” has claims that cover the OLpūr MDHDF filter series and the method of hemodiafiltration employed in the operation of the products. Technological developments in end stage renal disease (“ESRD”) therapy could reduce the value of our intellectual property. Any such reduction could be rapid and unanticipated. We have issued patents on our water filtration products and applications in process to cover various applications in residential, commercial, and remote environments.

As of December 31, 2024, we had five U.S. patents and one Canadian patent. Notably, the fifth U.S. patent, granted in 2024, pertains to filter technologies, including liquid purification filter systems that are particularly suited for use in harsh environments.

Trademarks

As of December 31, 2024, in the United States, we secured registrations of the trademarks ENDOPUR, HYDRAGUARD, NANOGUARD, and NEPHROS. In the US, we filed one trademark application for BECAUSE WATER MATTERS. In the UK, we secured registrations for the trademarks NANOGUARD, NEPHROS HYDRAGUARD, and PATHOGUARD.

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

All of our products have been cleared by the FDA as Class II devices, such as:

●	DSU Dual Stage UltraFilter: In June 2009, we received FDA 510(k) clearance of the DSU to be used to filter biological contaminants from water and bicarbonate concentrate used in hemodialysis procedures.

●	SSU-D/DSU-D Dual Stage UltraFilter: In July 2011, we received FDA 510(k) clearance of the SSU/DSU to be used to filter water or bicarbonate concentrate used in hemodialysis procedures.

●	OLpūr H2H Module and OLpūr MD 220 Hemodiafilter: In April 2012, we received FDA 510(k) clearance of the OLpūr H2H Module and OLpūr MD 220 Hemodiafilter for use with a UF controlled hemodialysis machine that provides ultrapure dialysate in accordance with current ANSI/AAMI/ISO standards, for the treatment of patients with chronic renal failure in the United States.

●	DSU-H/SSU-H: In October 2014, we received FDA 510(k) clearance of the DSU-H and SSU-H ultrafilters to be used to filter EPA quality drinking water. The filters retain bacteria, viruses, and endotoxin. By providing ultrapure water for patient washing and drinking, the filters aid in infection control.

●	S100 Point of Use Filter: In April 2016, we received FDA 510(k) clearance of the S100 point-of-use filter to be used to filter EPA quality drinking water. The filters retain bacteria. By retaining bacteria in water for washing and drinking, the filter may aid in infection control.

●	HydraGuard: In December 2016, we received FDA 510(k) clearance of the HydraGuard 10” ultrafilter intended to be used to filter EPA quality drinking water. The filter retains bacteria, viruses and endotoxins. By providing ultrapure water for patient washing and drinking, the filter aids in infection control.

●	EndoPur: In March 2017, we received FDA 510(k) clearance of the EndoPur ultrafilter intended to be used to filter water used in hemodialysis devices. It assists in providing hemodialysis quality water. The device is not a complete water treatment system but serves to remove biological contaminants. Therefore, it must be used in conjunction with other water treatment equipment (Reverse Osmosis, Deionization, etc.).

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

Regulatory Authorities in Regions Outside of the United States

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

In November 2023, we received approval for expansion of our MDSAP certification to include Brazil. This expansion provides Nephros the approval to sell the following medical devices in Brazil:

●	SSSUmini Ultrafilters: Intended to be used to filter water or bicarbonate concentrate used in hemodialysis devices. It assists in providing hemodialysis quality water or bicarbonate concentrate. The device is not a complete water treatment system but serves to remove biological contaminants. Therefore, it must be used in conjunction with other water treatment equipment (RO, DI, etc.).

●	EndoPur Filters: Is intended to be used to filter water used with hemodialysis devices. It assists in providing hemodialysis quality water. The device is not a complete water treatment system but serves to remove biological contaminants. Therefore, it must be used in conjunction with other water treatment equipment (Reverse Osmosis, Deionization, etc.).

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

Employees

As of December 31, 2024, we employed a total of 31 full-time employees, including 12 employed in sales/marketing/customer support, 13 in logistics, general, and administrative, and 5 in research and development and 1 in manufacturing. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2024, we had limited voluntary turnover. Going forward, we intend to focus on maintaining our current good relations with our employees and continuing to develop and explore ways to collaborate with our employees and create a well-regarded workplace.

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

Item 1A. Risk Factors

Risks Related to Our Overall Business and Operations

We have a history of operating losses and a significant accumulated deficit, and we may not be able to maintain or improve our profitability in the future.

As of December 31, 2024, we had an accumulated deficit of $144.3 million as a result of prior historical operating losses. While we believe that revenues will increase following our expansion of the sales team in 2024, there can be no guarantee of this. We may continue to incur additional losses in the future depending on the timing and marketplace acceptance of our products and as a result of operating expenses being higher than our gross margin from product sales. We sold our first commercial product in March 2004, and the year ended December 31, 2024 was only our first profitable year in our history with net income of $0.1 million. Each of the following factors, among others, may influence the timing and extent of our profitability, if any:

●	the market acceptance of our technologies and products in each of our target markets;
●	our ability to effectively and efficiently manufacture, market and distribute our products;
●	our ability to sell our products at competitive prices that exceed our per unit costs; and
●	our ability to continue to develop products and maintain a competitive advantage in our industry.

If we are unable to maintain profitability, we will need additional capital to fund our operating activities. Such capital is likely to be from the sale of shares of our common stock or other equity securities or from loans or other debt securities. However, there is no assurance that such capital will be available on favorable terms or at all.

We may be unable to achieve or sustain revenue growth.

Our business and future prospects are substantially dependent upon our ability to significantly grow our product revenue. Although our sales were approximately 43% higher in 2023 compared to 2022, our revenues declined slightly in 2024 compared to 2023. There is no assurance that we will be able to resume sales growth in future periods. Our ability to increase our revenues in future periods will depend on our ability to significantly grow our customer base and then consistently obtaining product reorders from those customers. If we cannot sustain significant revenue growth for an extended period, our financial results will be adversely affected, and our stock price may decline.

We face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues.

Our success depends on our ability to both maintain our existing customers and to continue growing our customer base. If we are unable to maintain and further grow our customer base, our ability to grow revenue will be limited and we will have difficulty maintaining profitability. Our ability to grow our customer base also depends on our ability to achieve further market acceptance of our water filter products, including among healthcare facility customers, or may not be deemed suitable for other commercial, military, industrial or retail applications. Factors that may affect our ability to achieve acceptance of our water filtration products and technologies in the marketplace include whether such products will be safe for use, whether they will be effective and whether they will be cost-effective.

If we are not able to successfully scale-up production of our products, then our sales and revenues will suffer.

In order to successfully maintain commercialization of our products, we need to be able to produce them in a cost-effective way on a large scale to meet commercial demand, while maintaining extremely high standards for quality and reliability. The extent to which we fail to successfully maintain commercial success of our products, could limit our ability to be profitable.

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

The revenue from our emergency response business is unpredictable and is subject to factors outside our control. As a result, our revenue and operating results may vary significantly from period to period.

A portion of our revenue is derived from the sale of our filtration products to address outbreaks of waterborne pathogens in hospitals and other buildings and facilities, which we sometimes refer to as our emergency response (ER) business. In these situations, building operators often look to us to install our filtration systems in order to immediately remediate an active outbreak. However, the frequency, timing and severity of such outbreaks are unpredictable. During periods in which several outbreaks occur across the territories we serve we may see a significant increase in the demand for our filtration products, leading to increased sales. On the other hand, during periods when only a small number of outbreaks occur, we see reduced demand for our products. Given the difficulty in predicting the timing and magnitude of sales based on our ER business, we may experience quarter-to-quarter fluctuations in revenue resulting in the potential for a sequential decline in quarterly revenue.

If we cannot develop adequate distribution, customer service and technical support networks, then we may not be able to market and distribute our products effectively and/or customers may decide not to order our products. In either case, our sales and revenues will suffer.

Our strategy requires us to distribute our products and, if needed, provide customer service and maintenance and other technical service. To provide these services, we have begun, and will need to continue, to develop a network of distribution and a staff of employees and independent contractors in each of the areas in which we intend to operate. In particular, following the termination of our exclusive distribution relationship with Donastar in the food, beverage and hospitality markets, our ability to grow sales in our commercial business will depend largely on the efforts of new distribution partners in these markets. We cannot assure that we will be able to organize and manage this network on a cost-effective basis. If we cannot effectively organize and manage this network, then it may be difficult for us to distribute our products and to provide competitive service and support to our customers, in which case customers may be unable, or decide not, to order our products and our sales and revenues will suffer.

We are dependent on third parties to supply us with our products, making us vulnerable to supply problems and price fluctuations.

We rely on third-party suppliers to provide us with certain components of our products. With respect to our proprietary filter material used in our DSU-H, SSU-H, S100 and HydraGuardTM and HydraGuardTM – Flush filters, we rely on a single source supplier, Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company. Our agreement with Medica will expire in 2028 and although we believe our relationship with this supplier is good, there can be no assurance that our current agreement will guarantee uninterrupted supply or that we will be able to renew the agreement on favorable terms, or at all. We depend on Medica and our other suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand and our customers’ demands.

Companies in the United States and around the world may experience a disruption in the supply of certain components and raw materials, as happened during the worldwide pandemic starting in 2020. A disruption in such items as resins and polymers, could adversely affect us and our ability to obtain these components in a timely manner, in the volumes we require, or at all. In addition, the prices of these components and other supplies we rely upon in the manufacture of our products may rise. For example, we and our suppliers have recently experienced, and may continue to experience, rising costs due to inflation, such as costs of materials, labor and freight. If inflation continues to rise, the prices of our components may rise, resulting in increased expenses to us that we may not be able to offset by raising the prices of our products. In addition, with the change in U.S. presidential administration in January 2025, there is increased risk of new tariffs which could also affect the prices we pay for critical supplies and materials.

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

On December 11, 2023, we entered into a license and supply agreement (the “License and Supply Agreement”) with Medica for the marketing and sale of certain filtration products based upon Medica’s proprietary ultrafiltration technology in conjunction with our filtration products (collectively, the “Products”), and to engage in an exclusive supply arrangement for the Products, meaning Medica is our sole supplier for the filter material used in certain of our products. Under the License and Supply Agreement, Medica granted to us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Products in the Territory (as defined in the License and Supply Agreement). In addition, we granted to Medica an exclusive license under our intellectual property to make the Products during the term of the License and Supply Agreement.

In exchange for the rights granted, we have agreed to make minimum annual aggregate purchases from Medica of €4,208,000, €4,629,000, €4,976,000, €5,349,000 and €5,750,000 for the years 2024, 2025, 2026, 2027 and 2028, respectively. We satisfied our minimum purchase obligations for 2024, but if we are unable to satisfy the minimum purchase commitments in future years, we may be in breach of the License and Supply Agreement, giving Medica a right of termination. If the License and Supply Agreement is terminated, we may be unable to obtain our filtration products from an alternative supplier on commercially favorable terms, if at all. If we are unable to obtain our filtration products from an alternative supplier, we may be unable to supply our products to our customers, which could have a material adverse effect on our results of operations and damage our reputation.

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

In addition, our need to significantly increase our revenue is also dependent on the personnel in our sales and marketing organization. We have limited resources to add sales and marketing professionals at this time. Accordingly, our success will depend on our ability to continue developing and retaining our personnel. Our ability to increase our sales revenue may be materially impaired if we experience attrition in our sales and marketing organization or if we are unsuccessful in developing our sales personnel.

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

If we are not able to maintain sufficient quality controls, then the approval or clearance of any of our future products by the FDA or other relevant authorities could be withdrawn, delayed, or denied and our sales and revenues will suffer.

Approval or clearance of our products could be withdrawn, delayed, or denied by the FDA and the relevant authorities of other countries if our manufacturing facilities do not comply with their respective manufacturing requirements. The FDA imposes requirements through quality system requirements regulations, which include requirements for good manufacturing practices. Failure by our manufacturers to comply with these requirements could prevent us from obtaining FDA pre-clearance or approval of our products and from marketing such products in the United States. Although the manufacturing facilities and processes that we use to manufacture our OLpūr MD HDF filter series have been inspected and certified by a worldwide testing and certification agency (also referred to as a notified body) that performs conformity assessments to requirements for medical devices, they have not been inspected by the FDA. A “notified body” is a group accredited and monitored by governmental agencies that inspects manufacturing facilities and quality control systems at regular intervals and is authorized to carry out unannounced inspections. We cannot be sure that any of the facilities or processes we use will comply or continue to comply with their respective requirements on a timely basis or at all, which could delay or prevent our obtaining the approvals we need to market our products in the United States.

Risks Related to our Intellectual Property

Protecting our intellectual property in our technology through patents may be costly and ineffective. If we are not able to adequately secure or enforce protection of our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 5 granted U.S. patents will expire at various times from 2029 to 2044, assuming they are properly maintained.

The protection provided by our patents may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or if we attempt to enforce them, may not necessarily be upheld by the courts of any jurisdiction. Numerous publications may have been disclosed by, and numerous patents may have been issued to, our competitors and others relating to methods and devices for dialysis of which we are not aware and additional patents relating to methods and devices for dialysis may be issued to our competitors and others in the future. If any of those publications or patents conflict with our patent rights, or cover our products, then any or all of our patent applications could be rejected and any or all of our granted patents could be invalidated, either of which could materially adversely affect our competitive position.

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

During the two years ended December 31, 2024, our common stock has traded at prices ranging from a high of $4.04 to a low of $0.95 per share. Due to the lack of an active trading market for our common stock, we expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult for investors to predict the value of an investment in our common stock, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

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

As of March 1, 2025, Wexford, our largest stockholder, beneficially owned approximately 34% of our outstanding common stock. Collectively, Wexford, our directors and our executive officers beneficially owned approximately 37.5% of our outstanding common stock. As a result of this ownership, Wexford has the ability to exert significant influence over our policies and affairs, including the election of directors. Wexford, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Wexford, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Wexford in any matter put before the stockholders may differ from those of any other stockholder.

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

Governance

Based on the information available as of the date of this Annual Report, we have no reason to believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For additional information, see “Risks Related to Our Overall Business and Operations – We rely on information technology systems and network infrastructure…” in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

As of December 31, 2024, there were approximately 41 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2024, that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2024.

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

Inventory Reserves

We value our inventories at the lower of cost or net realizable value using the first-in, first-out method, whereby we make estimates regarding the value of our inventories, including an assessment of excess and obsolete inventories. We utilize both specific product identification and historical product demand as the basis for estimating our excess or obsolete inventory reserve. A portion of our inventories are subject to expiration dating, which can be extended in certain circumstances. We continually evaluate quantities on hand and the carrying value of our inventories to determine the need for reserves for excess and obsolete inventories, and apply a consistent policy to estimate the reserve, unless circumstances change that would require us to reassess our policy such as a sudden and significant decline in demand for our products, new technology, or macroeconomic conditions. If inventory is written down, a new cost basis is established that cannot be increased in future periods.

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

Fiscal Year Ended December 31, 2024, compared to the Fiscal Year Ended December 31, 2023

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2024 and 2023 (in thousands except percentages):

	Years Ended December 31,		$ Increase	% Increase
	2024	2023	(Decrease)	(Decrease)
Total net revenues	$14,162	$14,238	$(76)	(1)%
Cost of goods sold	5,439	5,833	(394)	(7)%
Gross margin	8,723	8,405	318	4%
Gross margin %	62%	59%	-	3%
Research and development expenses	906	873	33	4%
Depreciation and amortization expenses	135	214	(79)	(37)%
Selling, general and administrative expenses	7,676	8,911	(1,235)	(14)%
Operating Income (loss)	6	(1,593)	1,599	(100)%
Interest expense	(1)	(2)	1	(50)%
Interest income	94	64	30	47%
Other (expense) income, net	(10)	(44)	34	(77)%
Income (loss) before income taxes	89	(1,575)	1,664	(106)%
Income tax expense	(15)	-	(15)	-
Net Income (loss)	$74	$(1,575)	1,649	(105)%

Net Revenues.

Total net revenues decreased 1% in the year ended December 31, 2024. This decrease was primarily driven by decreased revenue from emergency response orders, which were unusually large in 2023 but not repeated to the same degree in 2024. We believe that one contributor to this decline is the reduced stringency of waterborne risk response in territories previously committed to both proactive filtration measures and robust corrective actions. Consequently, we experienced the effects of a relaxation of requirements for emergency relief and remediation. However, the decrease in emergency response orders was partially offset by increased revenue from programmatic or recurring sales, which were 9% more than the same period in 2023. This increase in programmatic sales was due to the development of our newer sales personnel hired in 2023 and a number of new customer accounts.

Gross Profit Margin

Gross profit margin was approximately 62% for the year ended December 31, 2024, compared to approximately 59% for the year ended December 31, 2023. The increase of approximately 3 percentage points reflects more favorable terms with our largest supplier.

Research and Development Expenses

Research and development expenses increased 4% primarily due to an increase in headcount.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $0.1 million for the year ended December 31, 2024, and $0.2 million for the year ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.2 million or 14%, primarily due to a decrease in stock compensation, bonus, and commission expense

Interest Expense

Interest expense was approximately $1,000 for the year ended December 31, 2024, compared to $2,000 for the year ended December 31, 2023.

Interest Income

Interest income was approximately $94,000 for the year ended December 31, 2024, compared to approximately $64,000 for the ended December 31, 2023. The increase in interest income is due to higher interest rates earned on invested cash balances.

Other (Expense), net

Other expense was approximately $10,000 for the year ended December 31, 2024, compared to $44,000 for the year ended December 31, 2023. This decrease is primarily a result of losses on foreign currency transactions in 2023.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2024 and 2023 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	As of December 31,
Liquidity and Capital Resources	2024	2023
Cash and cash equivalents	$3,760	$4,307
Other current assets	4,538	4,098
Working capital	6,736	6,292
Stockholders’ equity	8,585	8,358

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

At December 31, 2024, we had an accumulated deficit of $144.3 million. We may continue to incur additional operating losses until such time, if ever, that we are able to consistently increase product sales to achieve profitability. Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the condensed consolidated financial statements in this Annual Report on Form 10-K. Additionally, our operating plans are designed to help control operating costs, to increase revenue, and to raise additional capital so we can continue to generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan or achieve our anticipated operating results, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently. In such event, the Company may need to take further actions to reduce its discretionary expenditures, including further reducing headcount, reducing spending on R&D projects, and reducing other variable costs.

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

Net cash used in operating activities was $0.5 million for the year ended December 31, 2024 compared to net cash provided by operating activities of approximately $0.8 million for the year ended December 31, 2023. Net cash used in operating activities in 2024 was primarily due to an increase in inventory of approximately $0.4 million, an increase in accounts receivable of approximately $0.3 million, a decrease in accounts payable and accrued expenses of approximately $0.2 million each, offset by an increase in inventory impairments and write-offs of approximately $0.3 million. Net cash provided by operating activities in 2023 was primarily due to a decline in inventory of approximately $0.4 million, an increase in accrued expenses of approximately $0.5 million, partially offset by an increase in accounts receivable of approximately $0.2 million.

Net cash used in investing activities was approximately $50,000 and $75,000 for the years ended December 31, 2024 and 2023 respectively,

Net cash used in financing activities was approximately $5,000 for the year ended December 31, 2024. This was primarily from principal payments on our finance lease obligation.

Net cash used in financing activities was $79,000 for the year ended December 31, 2023. This was primarily from payments of $71,000 on our secured note, principal payments of approximately $7,000 on our finance lease obligation and principal payments of approximately $1,000 on our equipment financing debt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Nephros, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nephros, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2015.

Tewksbury, Massachusetts

March 24, 2025

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,760	$4,307
Accounts receivable, net	1,781	1,496
Inventory	2,615	2,470
Prepaid expenses and other current assets	142	132
Total current assets	8,298	8,405
Property and equipment, net	161	152
Lease right-of-use assets	1,377	1,807
Intangible assets, net	349	381
Goodwill	759	759
License and supply agreement, net	216	271
Other assets	50	86
TOTAL ASSETS	$11,210	$11,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	649	873
Accrued expenses	565	794
Current portion of lease liabilities	348	446
Total current liabilities	1,562	2,113
Lease liabilities, net of current portion	1,063	1,390
TOTAL LIABILITIES	2,625	3,503

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at December 31, 2024 and 2023; 10,544,691 and 10,543,675 shares issued and outstanding at December 31, 2024 and 2023, respectively	11	10
Additional paid-in capital	152,906	152,754
Accumulated deficit	(144,332)	(144,406)
TOTAL STOCKHOLDERS’ EQUITY	8,585	8,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,210	$11,861

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Net revenue:
Product revenues	$14,035	$14,110
Royalty and other revenues	127	128
Total net revenues	14,162	14,238
Cost of goods sold	5,439	5,833
Gross Margin	8,723	8,405
Operating expenses:
Research and development	906	873
Depreciation and amortization	135	214
Selling, general and administrative	7,676	8,911
Total operating expenses	8,717	9,998
Operating income (loss)	6	(1,593)
Other (expense) income:
Interest expense	(1)	(2)
Interest income	94	64
Other expense net	(10)	(44)
Total other income	83	18
Income (loss) before income taxes	89	(1,575)
Income tax expense	(15)	-
Net income (loss)	74	(1,575)

Net income (loss) per common share, basic	$0.01	$(0.15)
Net income (loss) per common share, diluted	$0.01	$(0.15)
Weighted average common shares outstanding, basic	10,525,197	10,386,018
Weighted average common shares outstanding, diluted	10,602,004	10,386,018

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated		Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subtotal	Interest	Equity
Balance, December 31, 2022	10,297,429	$10	$148,413	$(142,831)	$5,592	$3,289	$8,881
Net loss	-	-	-	(1,575)	(1,575)	-	(1,575)
Change in non-controlling interest	-	-	3,262	-	3,262	(3,262)	-
Cashless exercise of stock options	16,576	-	-	-	-	-	-
Restricted stock vesting	187,503	-	-	-	-	-	-
Stock-based compensation	-	-	1,079	-	1,079	(27)	1,052
Balance, December 31, 2023	10,501,508	$10	$152,754	$(144,406)	$8,358	$-	$8,358
Net income	-	-	-	74	74	-	74
Cashless exercise of stock options	1,016	-	-	-	-	-	-
Restricted stock vesting	42,167	1	(1)	-	-	-	-
Stock-based compensation	-	-	153	-	153	-	153
Balance, December 31, 2024	10,544,691	$11	$152,906	$(144,332)	$8,585	$-	$8,585

The accompanying notes are an integral part of these consolidated financial statements.

NEPHROS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$74	$(1,575)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	46	39
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	91	175
Stock-based compensation	153	1,052
Inventory impairments and writeoffs	262	295
Change in right-of-use asset	447	342
Increase (Decrease) in provision for bad debt	-	11
Gain on asset disposal	(5)	-
Gain on foreign currency transactions	(6)	-
Decrease (Increase) in operating assets:
Accounts receivable	(285)	(221)
Inventory	(407)	387
Prepaid expenses and other current assets	(10)	56
Other assets	36	(31)
(Decrease) Increase in operating liabilities:
Accounts payable	(220)	133
Accrued expenses	(226)	506
Lease liabilities	(442)	(342)
Net cash provided by (used in) operating activities	(492)	827
INVESTING ACTIVITIES:
Sale of property and equipment	5	-
Purchase of property and equipment	(55)	(75)
Net cash used in investing activities	(50)	(75)
FINANCING ACTIVITIES:
Payments on secured note payable	-	(71)
Principal payments on finance lease liability	(5)	(7)
Principal payments on equipment financing	-	(1)
Net cash used in financing activities	(5)	(79)
Net increase (decrease) in cash and cash equivalents	(547)	673
Cash and cash equivalents, beginning of year	4,307	3,634
Cash and cash equivalents, end of year	$3,760	$4,307
Supplemental disclosure of cash flow information
Cash paid for interest expense	$2	$2
Cash paid for income taxes	$-	$-
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for operating lease liability	$-	$1,164
Right-of-use asset obtained in exchange for finance lease liability	$22	$-

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Nephros, Inc. and its subsidiary, SRP, which was dissolved pursuant to a plan of dissolution adopted by its stockholders in March 2023 and the subsequent filing of a certificate of dissolution with the State of Delaware in April 2023. All intercompany accounts and transactions were eliminated in the preparation of the accompanying condensed consolidated financial statements.

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

Liquidity

In connection with SRP’s plan of dissolution and pursuant to an agreement between the Company and SRP entered into on May 24, 2023, SRP assigned substantially all of its remaining assets to the Company in satisfaction of the entire loan balance. See “Note 14 – Stockholders’ Equity – Noncontrolling Interest”. Accordingly, as of December 31, 2024, there was no outstanding balance of this loan.

Although we generated net income for the year ended December 31, 2024, we had negative cash flow from operations of approximately $500,000 for the same period. Our operations have consumed substantial amounts of cash since inception, generating an accumulated deficit of $144.3 million as of December 31, 2024. Additionally, we cannot be certain that we will be able to generate a sufficient amount of product revenue to maintain profitability on an ongoing basis.

The Company continues to focus on growth in sales and managing tight expenses with the goal of returning to cash flow positive from operations. The Company believes that the tight focus on expenses and its current cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying condensed consolidated financial statements. However, if the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the years ended December 31, 2024 and 2023, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2024	2023
A	25%	23%
B	8%	11%
Total	33%	34%

As of December 31, 2024 and 2023, the following customer accounted for the following percentage of our accounts receivable:

Customer	2024	2023
A	13%	12%

Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. The company also classifies, as cash equivalents, certificates of deposit with an original maturity of greater than three months for which there is no cost to withdrawal funds prior to maturity date. At December 31, 2024 and 2023, cash and cash equivalents were deposited in financial institutions and consisted entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well-known and stable.

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for credit losses by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. The allowance for doubtful accounts was approximately $11,000 as of December 31, 2024, and 2023, respectively.

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

License and Supply Rights

The Company’s rights under the License and Supply Agreement with Medica are capitalized and stated at cost, less accumulated amortization, and are amortized using the straight-line method over the term of the License and Supply Agreement, which is from April 23, 2012 through December 31, 2028. The Company determines amortization periods for licenses based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. See Note 8 – License and Supply Agreement, net for further discussion.

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

The Company adheres to ASC 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the year ended December 31, 2024 and 2023.

Direct internal and external costs to implement internal-use software are capitalized. Capitalized costs are depreciated over the estimated useful life of the software, generally five years, beginning when software is ready for its intended use.

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

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as revenue and as cost of goods sold and were approximately $126,000 and $107,000 for the years ended December 31, 2024 and 2023, respectively. The company has elected the practical expedient and treats shipping and handling as a fulfillment cost.

Warranty Costs

The Company’s customers may return products due to defects, malfunctions, or if no longer needed (credit) within 30 days from the date of the original purchase, subject to inspection and approval by the Company. However, return quantities have historically been minimal/insignificant due to the Company’s rigorous pre-shipment inspection processes and ongoing customer support. The Company does not therefore accrue for warranty expense.

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

Stock-Based Compensation

The fair value of stock options is recognized as stock-based compensation expense in the Company’s consolidated statement of operations. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of the Company’s stock option awards is estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. For stock awards that vest based on performance conditions (e.g., achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Other Income and Expense, net

Other expense of approximately $10,000 and $44,000 for the years ended December 31, 2024 and 2023, respectively, primarily resulted from losses on foreign currency transactions.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception until 2024 Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2024 and 2023.

ASC 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740 utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit that is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2016. During the years ended December 31, 2024 and 2023, the Company recognized no adjustments for uncertain tax positions. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

See Note 12 – Income Taxes for further discussion.

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

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Numerator:
Net income (loss)	$74	$(1,575)

Denominator:
Basic weighted average common shares outstanding	10,525,197	10,386,018
Effect of potentially dilutive options	76,807	—
Diluted weighted average common shares outstanding	10,602,004	10,386,018

Income (loss) per common share:
Basic	$0.01	$(0.15)
Diluted	$0.01	$(0.15)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	December 31,
	2024	2023
Shares underlying options outstanding	1,161,986	1,789,206
Unvested restricted stock	-	42,167

Foreign Exchange Transaction Gains/Losses

Transactions denominated in a currency other than an entity’s functional currency may give rise to transaction gains and losses. The Company recognizes transaction gains and losses within other (expense) income, net, within the consolidated statements of operations.

Segment Reporting

The Company operates in only one business segment from which the Company’s chief operating decision maker evaluates the financial performance of the Company.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance as of December 31, 2024. See Note 2 for additional disclosures.,

Recent Accounting Pronouncements, Not Yet Effective

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

In November 2024, the FASB issued ASU 2024-03, “ASC 220- Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires entities, in the notes to financial statements, to disclose specified information about certain costs and expenses. The guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales at a point-in-time when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances. The allowance for sales returns was approximately $5,000 as of December 31, 2024. There was no allowance for sales returns as of December 31, 2023. In addition to product revenue, the Company recognizes revenue related to royalty and other agreements in accordance with the five-step model in ASC 606. Sales-based royalties, for which the license is the predominant item to which the royalties relate, are recognized (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied) Royalty and other revenues recognized for the years ended December 31, 2024 and 2023 (in thousands) is comprised of:

	Years Ended December 31,
	2024	2023
Other revenue	$121	$97
Royalty revenue under the Sublicense Agreement with CamelBak (1)	6	31
Total royalty and other revenues	$127	$128

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and, if such fees are not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. The Sublicense Agreement expired on December 31, 2022, though we and CamelBak thereafter orally agreed to continue operating under the terms of the Sublicense agreement. In March 2024, we entered into a further written amendment to the Sublicense Agreement, which was made effective December 31, 2022, that extended the term of the Sublicense Agreement through December 31, 2025.

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

At December 31, 2024 and December 31, 2023, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At December 31, 2024 and December 31, 2023, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
December 31, 2024
Money market funds	$1,866
Cash equivalents	$1,866	$-	$-

December 31, 2023
Money market funds	$2,515
Certificate of deposit	1,518	-	-
Cash equivalents	$4,033	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2024 and 2023 due to the short-term maturity of these instruments.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of December 31, 2024 and 2023 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 - Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of December 31, 2024 and December 31, 2023, were as follows:

(In thousands)	December 31,
	2024	2023
Finished goods	$2,261	$2,144
Raw material	354	326
Total inventory	$2,615	$2,470

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2024, and 2023 was as follows (in thousands):

	Estimated Useful	December 31,
	Life	2024	2023
Manufacturing and research equipment	3-7 years	$899	$843
Capitalized internal use software and website development	5 years	103	103
Computer equipment	3-4 years	43	43
Furniture and fixtures	7 years	37	37
Leasehold improvements	Life of lease	88	88
Property and equipment, gross		1,170	1,114
Less: accumulated depreciation		(1,009)	(962)
Property and equipment, net		$161	$152

Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $46,000 and $39,000, respectively.

Note 7 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets at December 31, 2024 and December 31, 2023 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	540	(191)	349	540	(159)	381
Total intangible assets	$540	$(191)	$349	$540	$(159)	$381

The Company recognized amortization expense of approximately $32,000 and $42,000 for the years ended December 31, 2024 and 2023, respectively, which is included in selling, general, and administrative expenses on the accompanying consolidated statement of operations.

As of December 31, 2024, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2025	$32
2026	32
2027	32
2028	32
2029	32

Goodwill

Goodwill had a carrying value on the Company’s consolidated balance sheets of $0.8 million at December 31, 2024 and 2023, respectively. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2024, or 2023 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

Note 8 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Medica is currently the Company’s sole supplier of the filter material used in certain of the Company’s products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. In December 2023, the Company signed a new agreement with Medica which extends the term until December 31, 2028, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.

In exchange for the rights granted, the Company agreed to make minimum annual aggregate purchases from Medica of €4,208,000, €4,629,000, €4,976,000, €5,349,000 and €5,750,000 for the years 2024, 2025, 2026, 2027 and 2028, respectively. The Company satisfied its minimum purchase requirement for 2024, but if the Company is unable to satisfy its remaining minimum purchase commitment for 2025 and beyond, it will be in breach of the License and Supply Agreement, giving Medica a right of termination.

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the consolidated balance sheet is $0.2 million and $0.3 million as of December 31, 2024 and 2023, respectively. Accumulated amortization is $2.1 million as of December 31, 2024 and $2.0 million as of December 31, 2023. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of $54,000 and $131,000 was recognized for the years ended December 31, 2024 and 2023, respectively, in the consolidated statement of operations.

As of December 11, 2023, the Company has contractually agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the years ended December 31, 2024 or 2023.

In addition, for the period beginning April 23, 2014 through December 31, 2023, the Company paid Medica a royalty rate of 3% of net sales of the filtration products sold, subject to reduction as a result of a supply interruption pursuant to the terms of the License and Supply Agreement. Royalty expense of $0.4 million for the year ended December 31, 2023 was recognized and is included in cost of goods sold on the consolidated statement of operations. Approximately $90,000 of this royalty expense was included in accounts payable as of December 31, 2023.

Note 9 – Secured Note Payable

On March 27, 2018, the Company entered into a Secured Promissory Note Agreement (the “Secured Note”) with Tech Capital for a principal amount of $1.2 million. During the year ended December 31, 2023, the remaining balance of principal and accrued interest under the Secured Note was paid in full.

The Secured Note had a maturity date of April 1, 2023. The unpaid principal balance accrued interest at a rate of 8% per annum. Principal and interest payments were due on the first day of each month commencing on May 1, 2018. The Secured Note was subject to terms and conditions of and is secured by security interests granted by the Company in favor of Tech Capital under the Loan and Security Agreement entered into on August 17, 2017 and subsequently amended on December 20, 2019 (the “Loan Agreement”). An event of default under such Loan Agreement is an event of default under the Secured Note and vice versa.

During the year ended December 31, 2023, the Company made payments under the Secured Note of approximately $71,000. Included in the total payments made, approximately $1,000 was recognized as interest expense on the consolidated statement of operations for the year ended December 31, 2023.

Note 10 – Leases

The Company has operating leases for corporate offices, and office equipment. The leases have remaining lease terms of 2 to 4 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease cost	$447	$334
Finance lease cost:
Amortization of right-of-use assets	5	7
Interest on lease liabilities	2	2
Total finance lease cost	7	9
Variable lease cost	108	44
Total lease cost	$562	$387

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$562	$408
Financing cash flows from finance leases	$5	$7

Supplemental balance sheet information related to leases was as follows (in thousands except years):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$1,355	$1,803
Finance lease right-of-use assets	$22	$4

Current portion of operating lease liabilities	$343	$442
Operating lease liabilities, net of current portion	1,046	1,390
Total operating lease liabilities	$1,389	$1,832

Current portion of finance lease liabilities	$5	$4
Finance lease liabilities, net of current portion	17	-
Total finance lease liabilities	$22	$4

Weighted average remaining lease term
Operating leases	3.6 years	4.3 years
Finance leases	3.8 years	0.6 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2025	$435	$7
2026	450	7
2027	450	7
2028	251	5
Total future minimum lease payments	1,586	26
Less imputed interest	(197)	(4)
Total	$1,389	$22

Note 11 - Accrued Expenses

Accrued expenses as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Accrued bonus	$209	$537
Accrued directors’ fees	129	-
Accrued legal	7	10
Accrued sales commission	123	117
Accrued sales tax payable	35	22
Accrued taxes	9	14
Accrued other	53	94
	$565	$794

Note 12 - Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Current
Federal	-	-
State and local	$15	-
Total Current	$15	-
Deferred:
Federal	-	-
State and local	-	-
Total Deferred	-	-
Total provision (benefit) for income taxes	$15	-

A reconciliation of the income tax benefit computed at the statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2024, and 2023 is as follows:

	Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.00%	21.00%
State taxes	55.78%	12.22%
Expired NOLs and credits	1,062.20%	(115.56)%
Stock-based compensation	63.65%	(4.54)%
Federal research and development credits	-%	-%
Foreign Rate Differential	-%	-%
Other	0.09%	0.12%
Non-taxable Cancelation of Indebtedness	-%	19.14%
Valuation allowance	(1,186.05)%	67.62%
Effective tax rate	16.67%	-%

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$15,628	$16,700
Research and development credits	980	1,087
Nonqualified stock option compensation expense	601	613
Lease liabilities	348	449
Capital loss carryforwards	2,090	2,072
Fixed and intangible basis difference	-	-
Other temporary book - tax differences	857	713
Total deferred tax assets	20,504	21,634

Deferred tax liabilities:
Lease right-of-use assets	(339)	(442)
Fixed and intangible asset basis difference	(134)	(116)
Total deferred tax liabilities	(473)	(558)

Deferred tax assets, net	20,031	21,076
Valuation allowance for deferred tax assets	(20,031)	(21,076)
Net deferred tax assets after valuation allowance	$-	$-

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required. The Company’s valuation allowance decreased approximately $1 million from December 31, 2023 to December 31, 2024.

At December 31, 2024, the Company had Federal income tax net operating loss carryforwards of $72.6 million and State income tax net operating loss carryforwards of $5.9 million. The Company had Federal research and development tax credit carryforwards of $1 million at December 31, 2024. The Company’s net operating losses and research and development tax credits may ultimately be limited by Section 382 of the Internal Revenue Code and, as a result, the Company may be unable to offset future taxable income (if any) with losses, or its tax liability with credits, before such losses and credits expire. Included in the Federal net operating loss carryforwards are $14 million of losses generated from 2018 onward that have an indefinite carryover period. The remaining Federal and State net operating loss carryforwards and Federal and State tax credit carryforwards will expire at various times between 2025 and 2043 unless utilized.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2020 and does not anticipate a change in its uncertain tax positions within the next twelve months. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 13 - Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s consolidated statement of operations. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Plans

On April 12, 2024, the Board of Directors adopted, and on May 23, 2024, the Company’s stockholders approved, the Nephros, Inc. 2024 Equity Incentive Plan (“2024 Plan”). As of December 31, 2024, there were a total of 1,503,054 shares of common stock reserved for issuance under the 2024 Plan, which includes as of such date options to purchase 2,000 shares of common stock that have been issued to employees and remain outstanding. The options issued to employees expire on various dates between November 6, 2034 and November 18, 2034. Generally, grants vest based on a service condition only and vest between two to four years. The share reserve under the 2024 Plan is be automatically increased from time to time for shares subject to outstanding stock awards under the 2015 Plan (as defined below) and that following the effective date of the 2024 Plan: (i) are not issued because such stock award or any portion thereof expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) are not issued because such stock award or any portion thereof is settled in cash; (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares; (iv) are withheld or reacquired to satisfy the exercise, strike or purchase price; or (v) are withheld or reacquired to satisfy a tax withholding obligation. However, the maximum number of shares that may be available for issuance under the 2024 Plan cannot exceed 2,615,875. The maximum contractual term for stock options granted under the 2024 Plan is 10 years.

The Company had previously adopted the Nephros, Inc. 2015 Equity Incentive Plan (“2015 Plan”), pursuant to which the Company granted equity awards to its officers, directors, employees and other service providers. Following the adoption of the 2024 Plan, the Company ceased using the 2015 Plan for granting equity awards.

As of December 31, 2024, options to purchase 1,236,793 shares of common stock had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between April 15, 2025 and May 14, 2034. No shares are available for future grants under the 2015 Plan.

On November 1, 2023, the Company issued 122,524 stock options outside of the 2015 Plan to the Company’s new Chief Financial Officer. The terms for these options are identical to those issued to employees under the 2015 Plan.

Stock Options

The Company has elected to recognize forfeitures as they occur. Stock-based compensation expense related to stock options was approximately $0.1 million and $0.8 million for the years ended December 31, 2024, and 2023, respectively.

For the year ended December 31, 2024, approximately $131,000 and $6,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations. For the year ended December 31, 2023, $718,000 and approximately $39,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying consolidated statement of operations.

The following table issued summarizes the option activity for the years ended December 31, 2024:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,374,742	$3.69
Options granted	87,198	2.12
Options forfeited	(206,510)	4.04
Options expired	(11,886)	4.09
Options exercised (1)	(4,751)	2.13
Outstanding at December 31, 2024	1,238,793	$3.20

(1)	4,751 options were exercised via cashless exercise which resulted in 1,016 shares issued.

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2024.

	Shares	Weighted Average Exercise Price
Vested at December 31, 2024	789,730	$4.01
Vested and expected to vest at December 31, 2024	1,212,747	$3.23

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Assumption for Option Grants	2024	2023
Stock Price Volatility	69.54%	72.40%
Risk-Free Interest Rates	4.45%	3.71%
Expected Life (in years)	6.08	6.22
Expected Dividend Yield	0%	0%

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

The weighted-average fair value of options granted in 2024 and 2023 is $1.40 and $0.99, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2024 was approximately $42,000 and $41,000 respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest as of December 31, 2024 was approximately 6.5 years.

The intrinsic values of stock options exercised was approximately $2,000 and $58,000 for the years ended December 31, 2024, and 2023 respectively.

As of December 31, 2024, there was $0.5 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.28 years.

There was no tax benefit related to expense recognized in the twelve months ended December 31, 2024 and 2023, as the Company is in a net operating loss position.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors. The grant date fair value of restricted stock is based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	-	$-
Granted	299,670	1.47
Vested	(187,503)	1.08
Nonvested at December 31, 2023	42,167	$3.18
Granted	-	-
Vested	(42,167)	3.18
Nonvested at December 31, 2024	-	$-

The total fair value of restricted stock that vested during the years ended December 31, 2024 and 2023 was approximately $0.1 million and $0.2 million, respectively.

Total stock-based compensation expense for restricted stock was approximately $15,000 and $322,000 for the year ended December 31, 2024 and 2023, respectively and is recognized in selling, general and administrative expenses on the accompanying consolidated statement of operations.

Approximately $154,000 of stock compensation expense was recognized in the year ended December 31, 2022 related to restricted stock granted to board members and employees for the year ended December 31, 2023 to settle liabilities for services incurred in the respective prior fiscal year.

As of December 31, 2024, there was no unrecognized compensation expense related to restricted stock-based awards granted under the equity compensation plans. As of December 31, 2023, there was approximately $15,000 of unrecognized compensation expense related to restricted stock-based awards granted under the equity compensation plans

SRP Equity Incentive Plan

SRP’s 2019 Equity Incentive Plan was approved on May 7, 2019 under which 150,000 shares of SRP’s common stock are reserved for the issuance of options and other awards. This plan is no longer operational, due to the wind down of SRP’s operations and its April 2023 dissolution.

Due to the Company’s acquisition of the non-controlling interest in SRP during the year ended December 31, 2023, all remaining equity-based awards have been forfeited and no further expense will be incurred related to these awards. There were no SRP stock options or other equity awards granted during the year ended December 31, 2023. For the year ended December 31, 2023, a credit of approximately ($27,000) was recognized for expense related to the SRP equity-based awards. Stock-based compensation expense related to the SRP equity-based awards is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.

Note 14 - Stockholders’ Equity

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

Note 15 – Savings Incentive Match Plan

On January 1, 2017, the Company established a Savings Incentive Match Plan for Employees Individual Retirement Account (SIMPLE IRA), which covers all employees. The SIMPLE IRA Plan provides for voluntary employee contributions up to statutory IRA limitations. The Company matches 100% of employee contributions to the SIMPLE IRA Plan, up to 3% of each employee’s salary. The Company contributed and expensed approximately $105,000 and $91,000 to the SIMPLE IRA in 2024 and 2023, respectively.

Note 16 – Segment Information

The Company operates in one operating segment, and therefore one reportable segment, focused on the development and sale of high-performance water solutions to the medical and commercial markets. The Company manages business activities on a consolidated basis primarily through the development and commercialization of water filtration products, which are sold to U.S. and international customers.

The accounting policies for the Company’s single operating segment are the same as those described in the summary of significant accounting policies. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, our CODM uses consolidated net income (loss) to measure segment profit or loss, allocate resources, and assess performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The following is a summary of the significant revenue and expense categories, and consolidated net income (loss) provided to the CODM (in thousands):

	Years Ended December 31,
	2024	2023
Net revenue:
Product revenues	$14,035	$14,110
Royalty and other revenues	127	128
Total net revenues	14,162	14,238
Cost of goods sold	5,439	5,833
Gross Margin	8,723	8,405
Operating expenses:
Research and development	906	873
Selling, general and administrative	7,676	8,911
Other operating expenses (1)	135	214
Total operating expenses	8,717	9,998
Operating income (loss)	6	(1,593)
Other income	83	18
Income tax expense	(15)	-
Net income (loss)	74	(1,575)

(1)	Other operating expenses is comprised of depreciation and amortization.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2024. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2024. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on the assessment, management concluded that the internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Proposal No. 1 – Election of Directors,” “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Compensation Matters” in the 2025 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Stock Ownership of Management and Principal Stockholders” and “Compensation Matters” in the 2025 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Corporate Governance” and “Certain Relationships and Related Transactions” in the 2025 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Consolidated Financial Statements of Nephros, Inc.

(2) Exhibits:

Exhibit No.	Description
2.1	Agreement for Purchase and Sale of Assets, dated October 4, 2022, by and between Nephros, Inc. and BWSI, LLC, incorporated by reference to Exhibit 2.1 to Nephros Inc.’s Current Report on Form 8-K, filed with the SEC on November 21, 2022 (pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain information contained in this Exhibit 2.1 has been redacted as indicated therein).

3.1	Conformed Copy of the Fourth Amended and Restated Certificate of Incorporation, incorporating those Certificates of Amendment dated June 4, 2007; June 29, 2007; November 13, 2007; October 23, 2009; March 10, 2011; March 11, 2011 and July 8, 2019, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Quarterly Report on Form 10-K for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019.

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007.

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Description of Capital Stock, incorporated by reference to Exhibit 4.5 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

10.1	Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.2	Form of Incentive Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.3	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.4	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.5	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.6	Nephros, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 24, 2024. †

10.7	Form of Stock Option Agreement under 2024 Equity Incentive Plan. *†

10.8	Form of Restricted Stock Grant Notice under 2024 Equity Incentive Plan. *†

10.9	Nephros, Inc. Director Compensation Policy, incorporated by reference to Exhibit 10.15 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 26, 2018.

10.10	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007.

10.11	Form of Registration Rights Agreement, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.12	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.13	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.14	Registration Rights Agreement, dated November 12, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.

10.15	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

10.16	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.17	First Amendment to Registration Rights Agreement, dated September 23, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.18	Registration Rights Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.19	Employment Agreement dated May 5, 2023, between Nephros, Inc. and Robert Banks (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023). †

10.20	Letter Agreement, dated July 28, 2023, between the Nephros, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.31 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023). †

10.21	Inducement Stock Option Agreement, dated November 1, 2023, between Nephros, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.32 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023). †

10.22	License and Supply Agreement, dated December 11, 2023, between the Registrant and Medica S.p.A. (incorporated by reference to Exhibit 10.34 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023) (pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain information contained in this Exhibit 10.22 has been redacted as indicated therein).

19.1	Nephros, Inc. Insider Trading Policy. *

23.1	Consent of Baker Tilly US, LLP Independent Registered Public Accounting Firm. *

24.1	Power of Attorney (included on the signature page). *

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Nephros, Inc. Policy for Recoupment of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 24, 2025
	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2025
	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Robert Banks, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Banks	President, Chief Executive Officer	March 24, 2025
Robert Banks	(Principal Executive Officer)

/s/ Judy Krandel	Chief Financial Officer	March 24, 2025
Judy Krandel	(Principal Financial and Accounting Officer)

/s/ Arthur H. Amron	Director	March 24, 2025
Arthur H. Amron

/s/ Oliver Spandow	Director	March 24, 2025
Oliver Spandow

/s/ Alisa Lask	Director	March 24, 2025
Alisa Lask

/s/Joe Harris	Director	March 24, 2025
Joe Harris

