Form 10-Q
period 2025-03-31
NEPHROS INC
filed 2025-05-15
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:             to

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

As of May 6, 2025, 10,600,350 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,081	$3,760
Accounts receivable, net	2,677	1,781
Inventory	1,954	2,615
Prepaid expenses and other current assets	280	142
Total current assets	8,992	8,298
Property and equipment, net	143	161
Lease right-of-use assets	1,290	1,377
Intangible assets, net	341	349
Goodwill	759	759
License and supply agreement, net	203	216
Other assets	50	50
TOTAL ASSETS	$11,778	$11,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	557	649
Accrued expenses	603	565
Current portion of lease liabilities	358	348
Total current liabilities	1,518	1,562
Lease liabilities, net of current portion	969	1,063
TOTAL LIABILITIES	2,487	2,625

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at March 31, 2025 and December 31, 2024; 10,600,350 and 10,544,691 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	153,054	152,906
Accumulated deficit	(143,774)	(144,332)
TOTAL STOCKHOLDERS’ EQUITY	9,291	8,585
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,778	$11,210

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue:
Product revenues	$4,706	$3,506
Royalty and other revenues	171	16
Total net revenues	4,877	3,522
Cost of goods sold	1,723	1,335
Gross margin	3,154	2,187
Operating expenses:
Selling, general and administrative	2,254	2,142
Research and development	295	212
Depreciation and amortization	39	33
Total operating expenses	2,588	2,387
Operating income (loss)	566	(200)
Other (expense) income:
Interest expense	-	(1)
Interest income	13	25
Other (expense) income, net	(21)	7
Total other income (expense):	(8)	31
Net income (loss)	558	(169)

Net income (loss) per common share, basic	$0.05	$(0.02)
Net income (loss) per common share, diluted	$0.05	$(0.02)
Weighted average common shares outstanding, basic	10,600,350	10,501,771
Weighted average common shares outstanding, diluted	10,615,766	10,501,771

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	10,544,691	$11	$152,906	$(144,332)	$8,585
Net Income	-	-	-	558	558
Issuance of vested restricted stock	55,659	-	82	-	82
Stock-based compensation		-	66	-	66
Balance, March 31, 2025	10,600,350	$11	$153,054	$(143,774)	$9,291

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	10,501,508	$10	$152,754	$(144,406)	$8,358
Net loss	-	-	-	(169)	(169)
Stock option exercises	464	-	-	-	-
Stock-based compensation	-	-	(9)	-	(9)
Balance, March 31, 2024	10,501,972	$10	$152,745	$(144,575)	$8,180

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$558	$(169)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	17	11
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	23	23
Stock-based compensation	76	(9)
Inventory impairments and write offs	6	73
Change in right of use asset	87	125
Loss (gain) on foreign currency transactions	13	(3)
Decrease (increase) in operating assets:
Accounts receivable	(896)	(22)
Inventory	655	(382)
Prepaid expenses and other current assets	(137)	(69)
Other assets	-	11
(Decrease) increase in operating liabilities:
Accounts payable	(105)	244
Accrued expenses	109	(380)
Lease liabilities	(84)	(125)
Net cash provided by (used in) operating activities	322	(672)
	-	-
FINANCING ACTIVITIES:
Principal payments on finance lease liability	(1)	(2)
Net cash used in financing activities	(1)	(2)
Net increase (decrease) in cash and cash equivalents	321	(674)
Cash and cash equivalents, beginning of period	3,760	4,307
Cash and cash equivalents, end of period	$4,081	$3,633
Supplemental disclosure of cash flow information
Cash paid for interest expense	-	1
Cash paid for income taxes	$6	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (unaudited)

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Liquidity

The Company generated net income for the three months ended March 31, 2025 and the full year December 31, 2024. In addition, the Company generated cash from operations in the three months ended March 31, 2025. Conversely, net cash from operations was negative for the year ended December 31, 2024 due to an increase in inventory and accounts receivable and a decrease in accounts payable. The Company has an accumulated deficit of $143.8 million as of March 31, 2025. The Company continues to focus on growth in sales and managing tight expenses in order to maintain profitability and positive cash flow  from operations. The Company believes that its current cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying condensed financial statements. However, in the event that the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

Recent Accounting Pronouncements, Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for the Company’s annual reporting period ending December 31, 2025. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its financial statements.

In November 2024, the FASB issued ASU 2024-03, “ASC 220- Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which requires entities, in the notes to financial statements, to disclose specified information about certain costs and expenses. The guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its financial statements.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the three months ended March 31, 2025, and 2024, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2025	2024
A	19%	31%
B	11%	7%
Total	30%	38%

As of March 31, 2025 and December 31, 2024, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2025	2024
B	12%	4%
A	8%	13%
Total	20%	17%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined by considering current information, forecasts of future economic conditions, industry knowledge and to some extent the Company’s historical experience. The Company determines its allowance by pooling receivable balances at the customer level and considering various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for credit losses as of March 31, 2025. The allowance for credit losses was approximately $11,000 as of December 31, 2024.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company does not amortize goodwill but tests it for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting segment. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. The qualitative factors evaluated by the Company include macro-economic conditions of the business environment, overall financial performance, and other entity-specific factors as deemed appropriate. If under such qualitative analysis the Company determines that it is not more likely than not that the reporting segment’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting segment exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three months ended March 31, 2025 and 2024.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales at a point-in-time when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances. The allowance for sales returns was approximately $31,000   as of March 31, 2025. There was no allowance for sales returns as of March 31, 2024.

In addition to product revenue, the Company recognizes revenue related to royalty, service, and other agreements in accordance with the five-step model in ASC 606. Sales-based royalties, for which the license is the predominant item to which the royalties relate, are recognized (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Service revenue is recognized at a point in time. The Company is not entitled to payment until the point at which the service is completed. Certain contracts include additional product and related services in cases of emergencies. These performance obligations are separately invoiced at the time of the emergency and are not included in the initial customer contract price.

Certain contracts with customers include multiple deliverables which include a combination of the product and service performance obligations discussed above. The Company has determined that these performance obligations are distinct and therefore, should be accounted for as separate revenue transactions for recognition purposes. For these contracts, revenue is allocated to each performance obligation based on its relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. If the standalone selling price is unknown, management uses an expected cost-plus margin approach to determine the standalone selling price in order to allocate the transaction price.

Royalty and service revenues recognized for the three months ended March 31, 2025, and 2024 were approximately $171,000 and $16,000, respectively.

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

At March 31, 2025 and December 31, 2024, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At March 31, 2025 and December 31, 2024, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2025
Money market funds	$2,779	-	-
Cash equivalents	$2,779	$-	$-

December 31, 2024
Money market funds	$1,866	-	-
Cash equivalents	$1,866	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of March 31, 2025 and December 31, 2024 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of March 31, 2025 and December 31, 2024, were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Finished goods	$1,626	$2,261
Raw materials	328	354
Total inventory	$1,954	$2,615

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of March 31, 2025, and December 31, 2024 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	March 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	540	(199)	341	540	(191)	349
Total intangible assets	$540	$(199)	$341	$540	$(191)	$349

The Company recognized amortization expense of approximately $8,000 for each of three months ended March 31, 2025 and 2024. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations.

As of March 31, 2025, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2025 (excluding the three months ended March 31, 2025)	24
2026	32
2027	32
2028	32
2029	32
2030	32

Goodwill

Goodwill had a carrying value on the Company’s condensed balance sheets of $0.8 million at March 31, 2025 and December 31, 2024, respectively.

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

In exchange for the rights granted under the License and Supply Agreement, the Company agreed to make minimum annual aggregate purchases from Medica of €4,208,000, €4,629,000, €4,976,000, €5,349,000 and €5,750,000 for the years 2024, 2025, 2026, 2027 and 2028, respectively. The Company satisfied its minimum purchase requirement for 2024, but if the Company is unable to satisfy its remaining minimum purchase commitment for 2025 and beyond, it will be in breach of the License and Supply Agreement, giving Medica a right of termination.

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and Supply Agreement, net, on the condensed balance sheet is $0.2 million as of March 31, 2025 and December 31, 2024, respectively. Accumulated amortization is $2.1 million as of March 31, 2025 and December 31, 2024, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $14,000 was recognized in the three months ended March 31, 2025 and 2024, respectively on the condensed statement of operations.

As of December 11, 2023, the Company has agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the three months ended March 31, 2025 or March 31, 2024.

Note 8 – Leases

The Company has operating leases for corporate offices, and office equipment. The leases have remaining lease terms of 3 to 4 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
	(in thousands)
Operating lease cost	$86	$125
Finance lease cost:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	0	1
Total finance lease cost	1	3
Variable lease cost	32	11
Total lease cost	$119	$139

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$108	$158
Financing cash flows from finance leases	$1	$2

Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Operating lease right-of-use assets	$1,269	$1,355
Finance lease right-of-use assets	$21	$22

Current portion of operating lease liabilities	$353	$343
Operating lease liabilities, net of current portion	953	1,046
Total operating lease liabilities	$1,306	$1,389

Current portion of finance lease liabilities	$5	$5
Finance lease liabilities, net of current portion	16	17
Total finance lease liabilities	$21	$22

Weighted average remaining lease term
Operating leases	3.3 years	3.6 years
Finance leases	3.6 years	3.8 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of March 31, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year ending December 31,
2025 (remaining nine months)	$327	$5
2026	450	7
2027	450	7
2028	251	5
Total future minimum lease payments	1,478	24
Less imputed interest	(172)	(3)
Total	$1,306	$21

Note 9 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed statement of operations. The Company calculates stock-based compensation expenses in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

The Company granted stock options to purchase 204,575 shares of common stock to employees and board members during the three months ended March 31, 2025. Of the 204,575 stock options granted, 145,614 are stock options with service based vesting conditions and, as such, are being expensed over the respective service period. , The remaining 58,961 stock options contain a performance condition that is not probable and therefore have no expense recognized as of March 31, 2025..   The fair value of the stock options granted during the three months ended March 31, 2025, was approximately $0.2 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during three months ended March 31, 2025.

Assumptions for Option Grants
Stock Price Volatility	63.18%
Risk-Free Interest Rate	4.25%
Expected Life (in years)	6.05
Expected Dividend Yield	0.0%

During the three months ended March 31, 2024, the Company did not grant stock options to purchase shares of common stock to employees.

Stock-based compensation expense related to stock options was $66,000 and ($17,000) for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, approximately $64,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. For the three months ended March 31, 2024, approximately ($18,000) and $1,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the condensed accompanying statement of operations. The net credit to stock-based compensation expense for the three months ended March 31, 2024 was due to the reversal of expense related to an immaterial error associated with the forfeiture of unvested options for employee terminations that occurred in prior fiscal periods partially offset by stock-based compensation expense of approximately $58,000 related to  employee stock options.

There was no tax benefit related to expense recognized in the three months ended March 31, 2025 and 2024, as the Company is in a net operating loss position. As of March 31, 2025, there was $564,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.5 years. This does not include approximately $60,000 of unrecognized compensation related to the vesting conditions of 58,961 options that are not probable to be achieved as of March 31, 2025.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed statement of operations was approximately $10,000 and $8,000 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, approximately $10,000 and $8,000, respectively, are included in selling, general and administrative expenses in the accompanying condensed statement of operations.

During the three months ended March 31, 2025, 55,659 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2024.   As a result of the issuance of the 55,569 shares of restricted stock, approximately $72,000 of expense previously in accrued expenses was reclassified to additional paid-in capital during the three months ended March 31, 2025. All restricted shares issued during the three months ended March 31, 2025, vested at issuance. No shares of restricted stock were issued during the three months ended March 31, 2024.

As of March 31, 2025, there was no unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans.

Note 10 – Segment Information

The Company operates in one operating segment, and therefore one reportable segment, focused on the development and sale of high-performance water solutions to the medical and commercial markets. The Company manages business activities on a basis primarily through the development and commercialization of water filtration products, which are sold to U.S. and international customers.

The accounting policies for the Company’s single operating segment are the same as those described in the summary of significant accounting policies. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM manages the Company’s business activities as a single operating and reportable segment. Accordingly, our CODM uses net income (loss) to measure segment profit or loss, allocate resources, and assess performance. The measure of segment assets is reported on the balance sheet as total assets.

The following is a summary of the significant revenue and expense categories, and net income (loss) provided to the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenue:
Product revenues	$4,706	$3,506
Royalty and other revenues	171	16
Total net revenues	4,877	3,522
Cost of goods sold	1,723	1,335
Gross Margin	3,154	2,187
Operating expenses:
Research and development	295	212
Selling, general and administrative	2,254	2,142
Other operating expenses (1)	39	33
Total operating expenses	2,588	2,387
Operating income (loss)	566	(200)
Other income (expense)	(21)	7
Net income (loss)	558	(169)

(1)	Other operating expenses is comprised of depreciation and amortization.

Note 11 – Net Income (Loss) per Common Share

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

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Numerator:
Net income (loss)	$558	$(169)

Denominator:
Basic weighted average common shares outstanding	10,600,350	10,501,771
Effect of potentially dilutive options	15,416	—
Diluted weighted average common shares outstanding	10,615,766	10,501,771

Income (loss) per common share:
Basic	$0.05	$(0.02)
Diluted	$0.05	$(0.02)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	As of March 31,
	2025	2024
Shares underlying options outstanding	1,438,706	1,591,622
Unvested restricted stock	-	42,167

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements about our business, financial condition and results of operations including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse.

Business Overview

Nephros is a commercial-stage company that develops and markets high-performance water filtration solutions, with a core focus on medical-grade water filtration. Our portfolio includes two primary product lines: infection control and dialysis water. The infection control segment features both microfilters (0.1 micron) and ultrafilters (0.005 micron), used to help prevent infections from waterborne pathogens such as Legionella and Pseudomonas. The dialysis segment consists exclusively of ultrafilters designed to remove biological contaminants, particularly endotoxins, from water and bicarbonate concentrate used in dialysis treatment. All of our medical-grade filters are FDA 510(k)-cleared as Class II medical devices—a distinguishing feature that affirms their validated safety and performance in critical-use environments. While these filters are widely used in healthcare settings, they have also been adopted across a range of other industries—including manufacturing, laboratories, aviation, and federal facilities—where water quality is essential to operational safety and compliance.

In addition, we offer a line of commercial water filters that improve taste and odor, reduce biofilm formation and scale buildup, and remove cysts, particulates, and soluble lead from water systems. These products are broadly applicable across industries and are especially valuable when used in tandem with our medical-grade filters to deliver comprehensive water-quality protection. Whether in clinical care, industrial operations, or public infrastructure, Nephros solutions support the universal need for safe, high-quality water.

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

Our primary sales strategy in medical markets is to sell through distributors (also termed as value-added resellers, or “VARs”). Leveraging VARs has enabled us to rapidly expand our access to target customers with limited sales staff expansion. In addition, while we are currently focused on medical markets, the VARs that support these customers also support a wide variety of commercial and industrial customers. We believe that our VAR relationships have and will continue to facilitate growth in filter sales outside of the medical industry. In addition to VARs, we also utilize a direct salesforce that targets key geographic regions throughout the country, as well as focuses on the hospital and dialysis markets.

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

In commercial markets, our model combines both direct and indirect sales. Through our employee sales staff, we have sold products directly to a number of convenience stores, hotels, casinos, and restaurants. We have also engaged a non-exclusive distributor to resell certain of our water filters and related products to end customers in the commercial food and beverage markets.

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

Critical Accounting Policies

For the three-month period ended March 31, 2025, other than noted below, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2024.

Revenue Recognition

A majority of our revenue is product sales which is recognized at a point-in-time when the product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances.

In addition to product revenue, the Company recognizes revenue related to royalty, service, and other agreements in accordance with the five-step model in ASC 606. Sales-based royalties, for which the license is the predominant item to which the royalties relate, are recognized (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Service revenue is recognized at a point in time. the Company is not entitled to payment until the point at which the service is completed.

To recognize revenue for contracts that include a combination of products and services, we allocate the transaction price for the contract among the identified performance obligations on a relative standalone selling price basis. We establish standalone selling price basis for our products based on the observable price of the respective product. For services where the standalone selling price is not directly observable through historical transactions, we estimate standalone selling price using expected cost-plus margin based on management judgment by considering available data, such as labor cost of providing the services and internal margin objectives which include market and competitive conditions. Standalone selling prices for our products and services are reassessed periodically.

Recent Accounting Pronouncements

We are subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past, including recently, and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted in the foreseeable future by several factors, including market acceptance of our products, expense management, and continued ability to achieve positive operating cash flow. Due to these fluctuations, we believe that the period-to-period comparisons of our operating results are not a good indication of our future performance.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table sets forth our summarized, results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	2025	2024	$ Increase (Decrease)	% Increase (Decrease)
Total net revenue	$4,877	$3,522	$1,355	38%
Cost of goods sold	1,723	1,335	388	29%
Gross margin	3,154	2,187	967	44%
Gross margin %	65%	62%	-	3%
Selling, general and administrative expense	2,254	2,142	112	5%
Research and development expense	295	212	83	39%
Depreciation and amortization expense	39	33	6	18%
Operating Income (loss)	566	(200)	766	383%
Interest expense	-	(1)	1	100%
Interest income	13	25	(12)	(48)%
Other (expense) income, net	(21)	7	(28)	(400)%
Net Income (loss)	$558	$(169)	$727	(430)%

Net Revenues

Net revenue increased by $1.4 million, or 38%, in the first quarter of 2025 compared to the same period in 2024. This increase was primarily driven by increased revenue in both programmatic and emergency response. The growth in programmatic revenue reflects strong reorders, a number of new active sites, as well as some pre-ordering for the year   ahead of a small price increase put through in February 2025. The growth in emergency response sales reflects stronger regulations in a number of markets. Given the change in U.S. presidential administrations in January 2025, we believe that the current elevated levels of emergency response-related sales may not persist throughout the year.

Gross Profit Margin

Gross profit margin was approximately 65% for the three months ended March 31, 2025 compared to approximately 62% for the three months ended March 31, 2024. The increase of approximately 3 percentage points was primarily driven by a more favorable product mix and a price increase implemented during the first quarter of 2025, coupled with lower inventory reserves and write-offs compared to the prior period.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $112,000, or 5%, primarily due to higher sales commissions and stock compensation expense. During the three months ended March 31, 2024, we had a one-time reversal of stock compensation expense of approximately $75,000 (see Note 9 – Stock Plans and Share-Based Payments).

Research and Development Expense

Research and development expense increased approximately $83,000 primarily due to higher salary expense.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $39,000 and $33,000, respectively, for the three months ended March 31, 2025 and 2024.

Interest Income

Interest income was approximately $13,000 for the three months ended March 31, 2025 compared to approximately $25,000 for the three months ended March 31, 2024.

Other Income (Expense), net

Other expense was approximately $21,000 for the three months ended March 31, 2025, and other income was approximately $7,000 for the three months ended March 31, 2024, primarily as a result of gains and losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2025 and December 31, 2024 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and Capital Resources	March 31, 2025	December 31, 2024
Cash and cash equivalents	$4,081	$3,760
Other current assets	4,911	4,538
Working capital	7,474	6,736
Stockholders’ equity	9,291	8,585

As of March 31, 2025, we had an accumulated deficit of $143.8 million. Although we were profitable in the quarter ended March 31, 2025 and the full year ended December 31, 2024, we may incur future operating losses if we are unable to maintain or increase our revenue.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the financial statements in this Quarterly Report on Form 10-Q. Additionally, our operating plans are designed to help control operating costs and to increase revenue so we can continue to generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan or achieve our anticipated operating results, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently. In such event, the Company may need to take further actions to reduce its discretionary expenditures, including further reducing headcount, reducing spending on R&D projects, and reducing other variable costs.

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

Net cash provided by operating activities was approximately $0.3 million for the three months ended March 31, 2025 compared to net cash used in operating activities of approximately $0.7 million for the three months ended March 31, 2024. Net cash provided by operating activities in 2025 was primarily due to the net income of approximately $0.6 million, a decrease in inventory of approximately $0.7 million, offset by an increase in accounts receivable of approximately $0.9 million. Net cash used in operating activities in 2024 was primarily due to the net loss of approximately $0.2 million, an increase in inventory of approximately $0.4 million, and a decrease in accrued expenses of approximately $0.4 million, offset by an increase in accounts payable of approximately $0.2 million.

The company had no investing activities for both the three months ended March 31, 2025 and March 31, 2024.

Net cash used in financing activities was approximately $1,000 for the three months ended March 31, 2025, primarily due to payments on our equipment financing debt, compared to approximately $2,000 for the same period in 2024, also primarily due to payments on our equipment financing debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which, if not obtained, could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;

●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding when needed or on terms favorable to us in order to continue operation;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers, and distributors;
●	we may experience increased costs and/or disruptions in our supply chain due to the imposition of U.S. tariffs;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and
●	we may not be able to achieve sales growth in key geographic markets.

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective because of material weaknesses in our internal control over recognition of revenue from service-based contracts, as described more fully below under “—Material Weaknesses in Internal Controls over Financial Reporting.”The material weakness described above did not result in any material misstatements in our financial statements or disclosures for any period presented in the accompanying financial statements. This material weakness could create a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis.

Material Weakness in Internal Controls over Financial Reporting

In the course of preparing our financial statements for the quarter ended March 31, 2025, we identified a material weakness in our internal controls over financial reporting relating to the recognition of revenue from contracts that include a combination of products sales and service-based deliverables and the application of ASC 606. While management determined that both performance obligations are delivered at a point-in-time, the contract’s transaction price was not allocated based on the respective performance obligations’ relative standalone selling price. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Our management has concluded that we have not designed or maintained effective controls to ensure that we properly recognize revenue from contracts with multiple performance obligations . Additional deficiencies include a lack of internal controls over contract identification as well as a lack of internal controls over evaluating contracts for proper revenue recognition under U.S. GAAP. To remediate the material weakness described above, management is working with consultants to establish controls and protocols to properly recognize revenue from contracts with multiple performance obligations and ensure all material sales contracts are properly accounted for.

Changes in Internal Control Over Financial Reporting

Other than with respect to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results. You should also consider the following risk factor:

Significant developments resulting from recent and potential changes in United States tariff policies could have a material adverse effect on us.

The current U.S. presidential administration has imposed tariffs on various goods from various countries, including the European Union (“EU”), and has announced intentions to impose further significant tariffs on certain United States imports. We rely on suppliers operating in, and exporting from, the EU, including our exclusive supplier of the filtration materials and technology used in certain of our filtration products. To the extent that tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, materials and finished goods imported into the United States, the costs of our materials, which we may be unable to pass onto customers, may be adversely affected, which could adversely affect our revenues and profitability. We cannot predict the effect these and potential additional tariffs will have on our supplier and our business, including in the context of escalating trade tensions. Further tariffs, additional taxes, or trade barriers, both domestically and internationally, may affect our costs and margins, the competitiveness of our products, and our ability to sell products or purchase necessary equipment and supplies, and consequently materially and adversely affect our business, results of operations, and financial conditions.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.

In connection with the preparation of our financial statements as of and for the quarterly period ended March 31, 2025, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that we have not designed or maintained effective controls to ensure that we properly recognize revenue from service-based sales contracts. See “PART I – Item 4. Internal Controls and Procedures” in this Quarterly Report.

Although these items did not result in a material misstatement to our financial statements, this material weakness could have resulted in a material misstatement to our annual or interim financial statements that would not be prevented or detected. While we are designing and implementing measures to remediate our existing material weakness, we cannot predict the success of such measures. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, personnel, information technology systems or other factors. If we fail to remediate our existing material weakness or identify new material weaknesses in our internal control over financial reporting, or if we are unable to conclude that our internal control over financial reporting is effective, it is possible that a material misstatement of our financial statements would not be prevented or detected on a timely basis, investors may lose confidence in the accuracy and completeness of our financial reports, and the value of our common stock could be materially and adversely affected.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amendment to Letter Agreement, dated February 26, 2025, between the Company and Judy Krandel. * †

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith.

†	Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: May 15, 2025	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

