Form 10-Q
period 2025-06-30
NEPHROS INC
filed 2025-08-07
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 7, 2025, 10,600,604 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,074	$3,760
Accounts receivable, net	2,040	1,781
Inventory	2,237	2,615
Prepaid expenses and other current assets	227	142
Total current assets	9,578	8,298
Property and equipment, net	131	161
Lease right-of-use assets	1,202	1,377
Intangible assets, net	334	349
Goodwill	759	759
License and supply agreement, net	189	216
Other assets	50	50
TOTAL ASSETS	$12,243	$11,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$632	$649
Accrued expenses	771	565
Current portion of lease liabilities	369	348
Total current liabilities	1,772	1,562
Lease liabilities, net of current portion	872	1,063
TOTAL LIABILITIES	2,644	2,625

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at June 30, 2025 and December 31, 2024; 10,600,604 and 10,544,691 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	11	11
Additional paid-in capital	153,125	152,906
Accumulated deficit	(143,537)	(144,332)
TOTAL STOCKHOLDERS’ EQUITY	9,599	8,585
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,243	$11,210

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue:
Product revenues	$4,311	$3,208	$9,017	$6,714
Service, royalty, and other revenues	108	44	279	60
Total net revenues	4,419	3,252	9,296	6,774
Cost of goods sold	1,624	1,340	3,347	2,675
Gross margin	2,795	1,912	5,949	4,099
Operating expenses:
Selling, general and administrative	2,201	1,941	4,455	4,083
Research and development	311	254	606	466
Depreciation and amortization	35	34	74	67
Total operating expenses	2,547	2,229	5,135	4,616
Operating income (loss)	248	(317)	814	(517)
Other (expense) income:
Interest expense	(1)	-	(1)	(1)
Interest income	31	21	44	46
Other (expense) income, net	(32)	7	(53)	14
Total other income (expense):	(2)	28	(10)	59
Income (loss) before income taxes	246	(289)	804	(458)
Income tax expense	(9)	-	(9)	-
Net income (loss)	237	(289)	795	(458)

Net income (loss) per common share, basic	$0.02	$(0.03)	$0.07	$(0.04)
Net income (loss) per common share, diluted	0.02	$(0.03)	$0.07	$(0.04)
Weighted average common shares outstanding, basic	10,600,409	10,509,937	10,600,379	10,505,833
Weighted average common shares outstanding, diluted	10,813,028	10,509,937	10,691,881	10,505,833

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and six months ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	10,544,691	$11	$152,906	$(144,332)	$8,585
Net Income	-	-	-	558	558
Issuance of vested restricted stock	55,659	-	82	-	82
Stock-based compensation	-	-	66	-	66
Balance, March 31, 2025	10,600,350	$11	$153,054	$(143,774)	$9,291

Net Income	-	$-	$-	$237	$237
Cashless stock option exercises	254	-	-	-	-
Stock-based compensation	-	-	71	-	71
Balance, June 30, 2025	10,600,604	$11	$153,125	$(143,537)	$9,599

	Three and six months ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	10,501,508	$10	$152,754	$(144,406)	$8,358
Net loss	-	-	-	(169)	(169)
Stock option exercises	464	-	-	-	-
Stock-based compensation	-	-	(9)	-	(9)
Balance, March 31, 2024	10,501,972	$10	$152,745	$(144,575)	$8,180

Net loss	-	$-	$-	$(289)	$(289)
Stock-based compensation	-	-	35	-	35
Restricted stock vesting	42,167	1	(1)	-	-
Balance, June 30, 2024	10,544,139	$11	$152,779	$(144,864)	$7,926

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$795	$(458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	30	22
Amortization of intangible assets, license and supply agreement and Finance lease right-of-use asset	43	47
Stock-based compensation	147	26
Inventory impairments and write offs	41	180
Loss (gain) on foreign currency transactions	7	(5)
Gain on disposal of equipment	-	(5)
Decrease (increase) in operating assets:
Accounts receivable	(259)	(382)
Inventory	337	(513)
Prepaid expenses and other current assets	(85)	(33)
Right-of-use assets	175	252
Other assets	-	17
(Decrease) increase in operating liabilities:
Accounts payable	(24)	289
Accrued expenses	277	(358)
Lease liabilities	(168)	(252)
Net cash provided by (used in) operating activities	1,316	(1,173)
INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	5
Purchase of property and equipment	-	(55)
Net cash used in investing activities	-	(50)
FINANCING ACTIVITIES:
Principal payments on finance lease liability	(2)	(4)
Net cash used in financing activities	(2)	(4)
Net increase (decrease) in cash and cash equivalents	1,314	(1,227)
Cash and cash equivalents, beginning of period	3,760	4,307
Cash and cash equivalents, end of period	$5,074	$3,080
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1
Cash paid for income taxes	6	-

The accompanying notes are an integral part of these unaudited condensed interim financial statements

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

The Company’s primary U.S. facility is located at 380 Lackawanna Place, South Orange, New Jersey 07079. This location, along with our Whippany, NJ facility, houses the Company’s corporate headquarters, research, manufacturing, and distribution facilities.

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Liquidity

The Company generated net income for the three and six months ended June 30, 2025 and the full year ended December 31, 2024. In addition, the Company generated cash from operations in the three and six months ended June 30, 2025. Conversely, net cash from operations was negative for the year ended December 31, 2024 due to an increase in inventory and accounts receivable and a decrease in accounts payable. The Company has an accumulated deficit of $143.5 million as of June 30, 2025. The Company continues to focus on growth in sales and managing tight expenses in order to maintain profitability and positive cash flow from operations. The Company believes that its current cash balances are sufficient to fund its current operating plan through at least the next 12 months from the date of issuance of the accompanying condensed financial statements. However, in the event that the Company’s operating results do not meet its expectations, the Company may need to further reduce discretionary expenditures such as headcount, R&D projects, and other variable costs.

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

Major Customers

For the three months ended June 30, 2025, and 2024, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2025	2024
A	25%	22%
B	14%	8%
Total	39%	30%

For the six months ended June 30, 2025, and 2024, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2025	2024
A	22%	27%
B	12%	7%
Total	34%	34%

As of June 30, 2025, and December 31, 2024, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2025	2024
B	18%	4%
A	16%	13%
Total	34%	17%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined by considering current information, forecasts of future economic conditions, industry knowledge and to some extent the Company’s historical experience. The Company determines its allowance by pooling receivable balances at the customer level and considering various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for credit losses as of June 30, 2025. The allowance for credit losses was approximately $11,000 as of December 31, 2024.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company does not amortize goodwill but tests it for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting segment. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. The qualitative factors evaluated by the Company include macro-economic conditions of the business environment, overall financial performance, and other entity-specific factors as deemed appropriate. If under such qualitative analysis the Company determines that it is not more likely than not that the reporting segment’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting segment exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and six months ended June 30, 2025 and 2024.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales at a point-in-time when product is shipped via external logistics providers and the other criteria of ASC 606   are met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances. There was no allowance for sales returns as of June 30, 2025 and 2024.

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

Revenue from contracts with customers may include multiple deliverables which include a combination of the product and service performance obligations discussed above. The Company has determined that these performance obligations are distinct and therefore, should be accounted for as separate revenue transactions for recognition purposes. For these contracts, revenue is allocated to each performance obligation based on its relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. If the standalone selling price is unknown, management uses an expected cost-plus margin approach to determine the standalone selling price in order to allocate the transaction price.

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation.

Service, royalty, and other revenues  recognized for the three and six months ended June 30, 2025, were approximately $108,000 and $279,000, respectively. Royalty and service revenues recognized for the three and six months ended June 30, 2024, were approximately $44,000 and $60,000, respectively.

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

At June 30, 2025 and December 31, 2024, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At June 30, 2025 and December 31, 2024, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2025
Money market funds	$3,410	$-	$-
Cash equivalents	$3,410	$-	$-

December 31, 2024
Money market funds	$1,866	$-	$-
Cash equivalents	$1,866	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of June 30, 2025 and December 31, 2024 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of June 30, 2025 and December 31, 2024, were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Finished goods	$1,979	$2,261
Raw materials	258	354
Total inventory	$2,237	$2,615

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of June 30, 2025 and December 31, 2024 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	June 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$540	(206)	$334	$540	(191)	349
Total intangible assets	$540	$(206)	$334	$540	$(191)	$349

The Company recognized amortization expense of approximately $8,000 for each of the three months ended June 30, 2025 and June 30, 2024. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations.

As of June 30, 2025, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2025 (excluding the six months ended June 30, 2025)	16
2026	32
2027	32
2028	32
2029	32
2030	32

Goodwill

Goodwill had a carrying value on the Company’s condensed balance sheets of approximately $0.8 million at June 30, 2025 and December 31, 2024.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and Supply Agreement, net, on the condensed balance sheet is $0.2 million as of June 30, 2025 and December 31, 2024, respectively. Accumulated amortization is $2.1 million as of June 30, 2025 and December 31, 2024, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $14,000 was recognized in the three months ended June 30, 2025 and 2024, respectively, on the condensed statement of operations.

As of December 11, 2023, the Company has agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the three months ended June 30, 2025 or June 30, 2024.

Note 8 – Leases

The Company has operating leases for corporate offices and office equipment. The leases have remaining lease terms of approximately 2.4 years to 3.4 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024
	(in thousands)
Operating lease cost	$87	$127
Finance lease cost:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	1	1
Total finance lease cost	2	3
Variable lease cost	25	14
Total lease cost	$114	$144

	Six months ended June 30, 2025	Six months ended June 30, 2024
	(in thousands)
Operating lease cost	$173	$252
Finance lease cost:
Amortization of right-of-use assets	2	4
Interest on lease liabilities	1	2
Total finance lease cost	3	6
Variable lease cost	57	25
Total lease cost	$233	$283

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30, 2025	Six months ended June 30, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$217	$316
Financing cash flows from finance leases	$2	$4

Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Operating lease right-of-use assets	$1,183	$1,355
Finance lease right-of-use assets	$19	$22

Current portion of operating lease liabilities	$364	$343
Operating lease liabilities, net of current portion	858	1,046
Total operating lease liabilities	$1,222	$1,389

Current portion of finance lease liabilities	$5	$5
Finance lease liabilities, net of current portion	14	17
Total finance lease liabilities	$19	$22

Weighted average remaining lease term
Operating leases	3.1 years	3.6 years
Finance leases	3.4 years	3.8 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of June 30, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2025 (remaining six months)	$219	$3
2026	450	7
2027	450	7
2028	251	5
Total future minimum lease payments	1,370	22
Less imputed interest	(148)	(3)
Total	$1,222	$19

Note 9 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed statement of operations. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

The Company granted stock options to purchase 500 shares of common stock to employees during the three months ended June 30, 2025. These stock options are being expensed over the respective vesting period, which is based on a service condition. The Company granted stock options to purchase 204,575 shares of common stock to employees and board members during the three months ended March 31, 2025. Of the 205,075 stock options granted in the six months ended June 30, 2025, 146,114 are stock options with service based vesting conditions and, as such, are being expensed over the respective service period. The remaining 58,961 stock options contain a performance condition that is not probable and therefore have no expense recognized as of June 30, 2025.

The fair value of the stock options granted during the six months ended June 30, 2025, was approximately $0.2 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the six months ended June 30, 2025.

Assumptions for Option Grants
Stock Price Volatility	63.18%
Risk-Free Interest Rate	4.25%
Expected Life (in years)	6.05
Expected Dividend Yield	0.00%

Stock-based compensation expense related to stock options was approximately $71,000 and $28,000 for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025, approximately $68,000 and $3,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. For the three months ended June 30, 2024, approximately $27,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. Stock-based compensation expense for the three months ended June 30, 2024 consisted of $62,000 expense for shares vested during the quarter, partially offset by a credit of $33,000 due to the reversal of expense related to an immaterial error associated with the forfeiture of unvested options for employee terminations that occurred in prior fiscal periods.

Stock-based compensation expense related to stock options was $137,000 and $11,000 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, approximately $132,000 and $5,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. Stock-based compensation expense for the six months ended June 30, 2024 consisted of $120,000 expense for shares vested during the quarter, partially offset by a credit of $109,000 due to the reversal of expense related to an immaterial error associated with the forfeiture of unvested options for employee terminations that occurred in prior fiscal periods.

For the six months ended June 30, 2025, the Company recognized a tax benefit of $81,819 related to stock-based compensation expense. No tax benefit was recognized for the same periods in 2024, as the Company was in a net operating loss position. There was approximately $481,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.3 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed statement of operations was zero and approximately $7,000 for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense for restricted stock is included in selling, general and administrative expenses on the accompanying condensed statement of operations.

Total stock-based compensation expense for restricted stock was approximately $10,000 and $15,000 for the six months ended June 30, 2025, and 2024, respectively. For the six months ended June 30, 2025, 55,659 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2024. As a result of the issuance of the 55,569 shares of restricted stock, approximately $72,000 of expense previously in accrued expenses was reclassified to additional paid-in capital during the six months ended June 30, 2025. All restricted shares issued during the six months ended June 30, 2025, vested at issuance. No shares of restricted stock were issued.

As of June 30, 2025, there was no unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans.

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

The following is a summary of the significant revenue and expense categories, and net income (loss) provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue:
Product revenues	$4,311	$3,208	$9,017	$6,714
Service, royalty, and other revenues	108	44	279	60
Total net revenues	4,419	3,252	9,296	6,774
Cost of goods sold	1,624	1,340	3,347	2,675
Gross Margin	2,795	1,912	5,949	4,099
Operating expenses:
Research and development	311	254	606	466
Selling, general and administrative	2,201	1,941	4,455	4,083
Other operating expenses (1)	35	34	74	67
Total operating expenses	2,547	2,229	5,135	4,616
Operating income (loss)	248	(317)	814	(517)
Other (expense) income	(2)	28	(10)	59
Income (loss) before income taxes	246	(289)	804	(458)
Income tax expense	(9)	-	(9)	-
Net income (loss )	$237	$(289)	$795	$(458)

(1)	Other operating expenses is comprised of depreciation and amortization.

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

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$237	$(289)	$795	$(458)

Denominator:
Basic weighted average common shares outstanding	10,600,409	10,509,937	10,600,379	10,505,833
Effect of potentially dilutive options	212,619	-	91,502	-
Diluted weighted average common shares outstanding	10,813,028	10,509,937	10,691,881	10,505,833

Income (loss) per common share:
Basic	$0.02	$(0.03)	0.07	(0.04)
Diluted	$0.02	$(0.03)	0.07	(0.04)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	As of June 30,
	2025	2024
Shares underlying options outstanding	1,333,896	1,249,354
Unvested restricted stock	-	-

Note 12 – Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the legislation’s impact on its consolidated financial statements, which are expected to be immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q. This discussion includes forward-looking statements about our business, financial condition and results of operations including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse.

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

Critical Accounting Policies

For the six-month period ended June 30, 2025, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table sets forth our summarized, results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

			$	%
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Total net revenues	$4,419	$3,252	$1,167	36%
Cost of goods sold	1,624	1,340	284	21%
Gross margin	2,795	1,912	883	46%
Gross margin %	63%	59%	-	4%
Selling, general and administrative expense	2,201	1,941	260	13%
Research and development expense	311	254	57	22%
Depreciation and amortization expense	35	34	1	3%
Operating income (loss)	248	(317)	565	178%
Interest expense	(1)	-	(1)	0%
Interest income	31	21	10	48%
Other income (expense), net	(32)	7	(39)	(557)%
Income (loss) before income taxes	246	(289)	535	185%
Income tax expense	(9)	-	(9)	0%
Net income (loss)	$237	$(289)	$526	182%

Revenue

Net revenue increased by $1.2 million, or 36%, in the second quarter of 2025 compared to the same period in 2024. This increase was primarily driven by increased revenue in both programmatic and emergency response. The growth in programmatic revenue reflects strong reorders, and a number of new active sites. The growth in emergency response sales reflects increased opportunities in 2025 compared to limited opportunities in the prior-year period.

Gross Profit Margin

Gross profit margin was approximately 63% for the three months ended June 30, 2025, compared to approximately 59% for the same period in 2024. The increase of approximately 4 percentage points was primarily driven by a reduction in shipping costs, and inventory reserve adjustments, both of which contributed to lower cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by approximately $260,000, or 13%, for the three months ended June 30, 2025, compared to the same period in the prior year. The increase was primarily driven by higher sales commissions, higher accrual for employee bonuses, and increased stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased approximately $57,000 due to higher salary expense, and higher accrual for employee bonuses.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $35,000 and $34,000, respectively, for the three months ended June 30, 2025, and 2024.

Interest Income

Interest income was approximately $31,000 for the three months ended June 30, 2025 compared to approximately $21,000 for the three months ended June 30, 2024.

Other Income (Expense), net

Other expense of approximately $32,000 for the three months ended June 30, 2025 is primarily a result of losses on foreign currency transactions. Other income of approximately $7,000 for the three months ended June 30, 2024, is primarily a result of a sale of a fully depreciated asset.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table sets forth our summarized results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

			$	%
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Total net revenues	$9,296	$6,774	$2,522	37%
Cost of goods sold	3,347	2,675	672	25%
Gross margin	5,949	4,099	1,850	45%
Gross margin %	64%	61%	-	3%
Selling, general and administrative expense	4,455	4,083	372	9%
Research and development expense	606	466	140	30%
Depreciation and amortization expense	74	67	7	10%
Operating income (loss)	814	(517)	1,331	257%
Interest expense	(1)	(1)	-	-%
Interest income	44	46	(2)	(4)%
Other income (expense), net	(53)	14	(67)	(479)%
Income (loss) before income taxes	$804	$(458)	$1,262	276%
Income tax expense	(9)	-	(9)	-%
Net income (loss)	$795	$(458)	$1,253	274

Revenue

Overall, net revenues increased by $2.5 million, or 37% for the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by increased revenue in both programmatic and emergency response. The growth in programmatic revenue reflects strong reorders, and a number of new active sites. The growth in emergency response sales reflects more opportunities in the first half of 2025 compared to limited opportunities in the prior year period.

Gross Profit Margin

Gross margin was approximately 64% for the six months ended June 30, 2025, compared to approximately 61% for the same period in 2024. The increase of approximately 3 percentage points was primarily driven by lower product costs resulting from a more favorable product mix and a reduction in inventory reserve adjustments, both of which contributed to lower cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $372,000, or 9%, for the six months ended June 30, 2025, compared to the same period in the prior year. The increase was primarily driven by higher sales commission expense, increase employee bonus accruals, and higher stock-based compensation expense.

Research and Development Expenses

Research and development expenses increased $140,000 primarily due to an increase in headcount.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $74,000 and $67,000, respectively, for the six months ended June 30, 2025, and 2024.

Interest Income

Interest income was approximately $44,000 for the six months ended June 30, 2025 compared to approximately $46,000 for the six months ended June 30, 2024.

Other Income (Expense), net

Other expense was approximately $53,000 for the six months ended June 30, 2025, and is primarily a result of losses on foreign currency transactions. Other income was approximately $14,000 for the six months ended June 30, 2024, and is primarily a result of gains on foreign currency transactions and a sale of a fully depreciated asset.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2025 and December 31, 2024 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	June 30,	December 31,
Liquidity and Capital Resources	2025	2024
Cash and cash equivalents	$5,074	$3,760
Other current assets	4,504	4,538
Working capital	7,806	6,736
Stockholders’ equity	9,599	8,585

As of June 30, 2025, we had an accumulated deficit of $143.5 million. Although we were profitable in the quarter ended June 30, 2025, the six months ended June 30, 2025, and the full year ended December 31, 2024, we may incur future operating losses if we are unable to maintain or increase our revenue.

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

Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2025, compared to net cash used by operating activities of approximately $1.2 million for the six months ended June 30, 2024. Net cash provided by operating activities in 2025 was primarily due to the net income of approximately $0.8 million, a decrease in inventory of approximately $0.3 million, offset by an increase in accounts receivable of approximately $0.3 million. Net cash used in operating activities in 2024 was primarily due to the net loss of approximately $0.5 million, an increase in inventory of approximately $0.5 million, an increase in accounts receivable of approximately $0.4 million and a decrease in accrued expenses of approximately $0.4 million, offset by an increase in accounts payable of approximately $0.3 million, and an increase in inventory impairments and write offs of approximately $0.2 million.

We had no investing activities for the six months ended June 30, 2025. Net cash used in investing activities was approximately $50,000 in the six months ended June 30, 2024, due to purchases of property and equipment.

Net cash used in financing activities was approximately $2,000 and $4,000 for the six months ended June 30, 2025 and June 30, 2024, respectively, primarily due to payments on finance lease

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q,  is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our Quarterly Report on Form 10-Q for the period ended March 31, 2025 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, management identified a material weakness in our internal control over financial reporting related to the recognition of revenue from contracts that included a combination of products sales and service-based deliverables and the application of ASC 606. While management determined that both performance obligations were delivered at a point-in-time, the contract’s transaction price was not allocated based on the respective performance obligations’ relative standalone selling price. Management noted a lack of internal control over contract identification as well as a lack of internal control over evaluating contracts for proper revenue recognition under U.S. GAAP. The material weakness described above did not result in any material misstatement in our financial statements or disclosures for any period presented in the accompanying financial statements.

In response to the material weakness, with the oversight of the board of directors, management worked with its outside accounting consultants to establish controls and protocols designed to properly recognize revenue from contracts with multiple performance obligations while ensuring appropriate accounting for all material sales contracts. Specifically, we developed processes to correctly price product and service revenues on a standalone basis in order to properly allocate revenue from combined contracts between product and other revenues (service). We continue to develop internal processes and controls, as well as provide additional training to our sales team, to properly capture the relevant information needed when we price contracts. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than our remediation efforts with respect to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2025, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

NEPHROS, INC.

Date: August 7, 2025	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

