Form 10-Q
period 2025-09-30
NEPHROS INC
filed 2025-11-06
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 3, 2025, 10,626,683 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,171	$3,760
Accounts receivable, net	2,661	1,781
Inventory	2,738	2,615
Prepaid expenses and other current assets	136	142
Total current assets	10,706	8,298
Property and equipment, net	119	161
Lease right-of-use assets	1,112	1,377
Intangible assets, net	326	349
Goodwill	759	759
License and supply agreement, net	175	216
Other assets	50	50
TOTAL ASSETS	$13,247	$11,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$936	$649
Accrued expenses	1,151	565
Current portion of lease liabilities	380	348
Total current liabilities	2,467	1,562
Lease liabilities, net of current portion	774	1,063
TOTAL LIABILITIES	3,241	2,625

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024.	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at September 30, 2025 and December 31, 2024; 10,626,683 and 10,544,691 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	11	11
Additional paid-in capital	153,195	152,906
Accumulated deficit	(143,200)	(144,332)
TOTAL STOCKHOLDERS’ EQUITY	10,006	8,585
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,247	$11,210

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue:
Product revenues	$4,596	$3,472	$13,613	$10,186
Service, royalty and other revenues	168	46	447	106
Total net revenues	4,764	3,518	14,060	10,292
Cost of goods sold	1,849	1,369	5,196	4,044
Gross margin	2,915	2,149	8,864	6,248
Operating expenses:
Selling, general and administrative	2,229	1,721	6,684	5,804
Research and development	338	188	944	654
Depreciation and amortization	34	34	108	101
Total operating expenses	2,601	1,943	7,736	6,559
Operating income (loss)	314	206	1,128	(311)
Other (expense) income:
Interest expense	-	-	(1)	(1)
Interest income	41	20	85	66
Other (expense), net	(15)	(43)	(68)	(29)
Total other expense (income), net:	26	(23)	16	36
Income (loss) before income taxes	340	183	1,144	(275)
Income tax expense	(3)	-	(12)	-
Net income (loss)	$337	$183	$1,132	$(275)

Net income (loss) per common share, basic	$0.03	$0.02	$0.11	$(0.03)
Net income (loss) per common share, diluted	$0.03	$0.02	$0.10	$(0.03)
Weighted average common shares outstanding, basic	10,612,012	10,544,139	10,604,300	10,518,742
Weighted average common shares outstanding, diluted	11,040,925	10,580,906	10,846,477	10,518,742

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	10,544,691	$11	$152,906	$(144,332)	$8,585
Net income	-	-	-	558	558
Issuance of vested restricted stock	55,659	-	82	-	82
Stock-based compensation	-	-	66	-	66
Balance, March 31, 2025	10,600,350	$11	$153,054	$(143,774)	$9,291

Net income	-	$-	$-	$237	$237
Cashless stock option exercises	254	-	-	-	-
Stock-based compensation	-	-	71	-	71
Balance, June 30, 2025	10,600,604	$11	$153,125	$(143,537)	$9,599

Net income	-	-	-	337	337
Stock option exercises (cashless)	26,079	-	-	-	-
Stock-based compensation	-	-	70	-	70
Balance, September 30, 2025	10,626,683	$11	$153,195	$(143,200)	$10,006

	Three and nine months ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	10,501,508	$10	$152,754	$(144,406)	$8,358
Net loss	-	-	-	(169)	(169)
Stock option exercises	464	-	-	-	-
Stock-based compensation	-	-	(9)	-	(9)
Balance, March 31, 2024	10,501,972	$10	$152,745	$(144,575)	$8,180

Net loss	-	$-	$-	$(289)	$(289)
Stock-based compensation	-	-	35	-	35
Issuance of vested restricted stock	42,167	1	(1)	-	-
Balance, June 30, 2024	10,544,139	$11	$152,779	$(144,864)	$7,926

Net income	-	-	-	$183	183
Stock-based compensation	-	-	65	-	65
Balance, September 30, 2024	10,544,139	$11	152,844	$(144,681)	$8,174

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$1,132	$(275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	42	34
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	65	68
Stock-based compensation	217	91
Inventory impairments and write offs	56	214
Loss (gain) on foreign currency transactions	(1)	1
Gain on disposal of equipment	-	(5)
Decrease (increase) in operating assets:
Accounts receivable	(880)	(195)
Inventory	(179)	(843)
Prepaid expenses and other current assets	6	23
Right-of-use assets	265	364
Other assets	-	36
(Decrease) increase in operating liabilities:
Accounts payable	288	(477)
Accrued expenses	657	(470)
Lease liabilities	(253)	(362)
Net cash provided by (used in) operating activities	1,415	(1,796)
INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	5
Purchase of property and equipment	-	(55)
Net cash used in investing activities	-	(50)
FINANCING ACTIVITIES:
Principal payments on finance lease liability	(4)	(4)
Net cash used in financing activities	(4)	(4)
Net increase (decrease) in cash and cash equivalents	1,411	(1,850)
Cash and cash equivalents, beginning of period	3,760	4,307
Cash and cash equivalents, end of period	$5,171	$2,457
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1
Cash paid for income taxes	$6	$-
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for finance lease liability	$-	$22

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

Note 2 – Basis of Presentation and Liquidity and Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Liquidity

The Company generated net income for the three and nine months ended September 30, 2025, and the full year ended December 31, 2024. In addition, the Company generated cash from operations in the three and nine months ended September 30, 2025. Conversely, net cash from operations was negative for the year ended December 31, 2024 due to an increase in inventory and accounts receivable and a decrease in accounts payable. The Company has an accumulated deficit of $143.2 million as of September 30, 2025. The Company continues to focus on growth in sales and managing tight expenses in order to maintain profitability and positive cash flow from operations.

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

Major Customers

For the three months ended September 30, 2025, and 2024, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2025	2024
A	25%	27%
C	11%	6%
D	10%	3%
Total	46%	36%

For the nine months ended September 30, 2025, and 2024, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2025	2024
A	23%	27%
B	10%	8%
Total	33%	35%

As of September 30, 2025, and December 31, 2024, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2025	2024
C	14%	6%
A	11%	13%
E	11%	-%
Total	36%	19%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined by considering current information, forecasts of future economic conditions, industry knowledge and to some extent the Company’s historical experience. The Company determines its allowance by pooling receivable balances at the customer level and considering various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for credit losses as of September 30, 2025. The allowance for credit losses was approximately $11,000 as of December 31, 2024.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company does not amortize goodwill but tests it for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting segment. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. The qualitative factors evaluated by the Company include macro-economic conditions of the business environment, overall financial performance, and other entity specific factors as deemed appropriate. If under such qualitative analysis the Company determines that it is not more likely than not that the reporting segment’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting segment exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and nine months ended September 30, 2025 and 2024.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales at a point-in-time when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances. As of September 30, 2025, the Company recorded an allowance for sales returns of approximately $8,000, compared to $5,000 as of December 31, 2024.

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

Revenue from contracts with customers may include multiple deliverables which include a combination of the product and service performance obligations discussed above. The Company has determined that these performance obligations are distinct and therefore should be accounted for as separate revenue transactions for recognition purposes. For these contracts, revenue is allocated to each performance obligation based on its relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation. If the standalone selling price is unknown, management uses an expected cost-plus margin approach to determine the standalone selling price in order to allocate the transaction price.

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation.

Service, royalty, and other revenues recognized for the three and nine months ended September 30, 2025, were approximately $168,000 and $447,000, respectively. Service, royalty, and other revenues recognized for the three and nine months ended September 30, 2024, were approximately $46,000 and $106,000, respectively.

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

At September 30, 2025 and December 31, 2024, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classifies the valuation techniques that use these inputs as Level 1.

At September 30, 2025 and December 31, 2024, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2025
Money market funds	$3,951	$-	$-
Cash equivalents	$3,951	$-	$-

December 31, 2024
Money market funds	$1,866	$-	$-
Cash equivalents	$1,866	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of September 30, 2025 and December 31, 2024 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Finished goods	$2,529	$2,261
Raw materials	209	354
Total inventory	$2,738	$2,615

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of September 30, 2025 and December 31, 2024 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$540	$(214)	$326	$540	$(191)	$349
Total intangible assets	$540	$(214)	$326	$540	$(191)	$349

The Company recognized amortization expense of approximately $8,000 for each of the three months ended September 30, 2025 and September 30, 2024. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations.

The Company recognized amortization expense of approximately $24,000 for each of the nine months ended September 30, 2025 and September 30, 2024. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations.

As of September 30, 2025, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2025 (excluding the nine months ended September 30, 2025)	$8
2026	32
2027	32
2028	32
2029	32
2030	32

Goodwill

Goodwill has a carrying value on the Company’s condensed balance sheets of approximately $0.8 million at September 30, 2025 and December 31, 2024.

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

In exchange for the rights granted under the License and Supply Agreement, the Company agreed to make minimum annual aggregate purchases from Medica of €4,208,000, €4,629,000, €4,976,000, €5,349,000 and €5,750,000 for the years 2024, 2025, 2026, 2027 and 2028, respectively. The Company satisfied its minimum purchase requirement for 2024 and 2025, but if the Company is unable to satisfy its minimum purchase commitment in any of the remaining years of the term, it will be in breach of the License and Supply Agreement, giving Medica a right of termination.

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and Supply Agreement, net, on the condensed balance sheet is $0.2 million as of September 30, 2025 and December 31, 2024, respectively. Accumulated amortization is $2.1 million as of September 30, 2025 and December 31, 2024, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $14,000 was recognized in each of the three months ended September 30, 2025 and 2024, respectively, on the condensed statement of operations.

As of December 11, 2023, the Company has agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the nine months ended September 30, 2025 or September 30, 2024.

Note 8 – Leases

The Company has operating leases for corporate offices and office equipment. The leases have remaining lease terms of approximately 2.1 years to 3.1 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024
	(in thousands)
Operating lease cost	$88	$112
Finance lease cost:
Amortization of right-of-use assets	1	-
Interest on lease liabilities	1	-
Total finance lease cost	2	-
Variable lease cost	24	37
Total lease cost	$114	$149

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
	(in thousands)
Operating lease cost	$261	$364
Finance lease cost:
Amortization of right-of-use assets	4	4
Interest on lease liabilities	1	2
Total finance lease cost	5	6
Variable lease cost	82	62
Total lease cost	$348	$432

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$325	$456
Financing cash flows from finance leases	$4	$4

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Operating lease right-of-use assets	$1,094	$1,355
Finance lease right-of-use assets	$18	$22

Current portion of operating lease liabilities	$375	$343
Operating lease liabilities, net of current portion	761	1,046
Total operating lease liabilities	$1,136	$1,389

Current portion of finance lease liabilities	$5	$5
Finance lease liabilities, net of current portion	13	17
Total finance lease liabilities	$18	$22

Weighted average remaining lease term
Operating leases	2.82 years	3.6 years
Finance leases	3.10 years	3.8 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of September 30, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
2025 (excluding the nine months ended September 30, 2025)	$110	$2
2026	450	7
2027	450	7
2028	251	5
Total future minimum lease payments	1,261	21
Less imputed interest	(125)	(3)
Total	$1,136	$18

Note 9 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed statement of operations. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

The Company granted stock options to purchase 14,729 shares of common stock to employees and board members during the three months ended September 30, 2025. These stock options are being expensed over the respective vesting period, which is based on a service condition. The Company granted stock options to purchase 219,804 shares of common stock to employees and board members during the nine months ended September 30, 2025. Of the 219,804 stock options granted in the nine months ended September 30, 2025, 160,843 are stock options with service based vesting conditions and, as such, are being expensed over the respective service period. The remaining 58,961 stock options contain a performance condition that is not probable and therefore have no expense recognized as of September 30, 2025.

The fair value of the stock options granted during the nine months ended September 30, 2025, was approximately $0.2 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during the nine months ended September 30, 2025.

Assumptions for Option Grants
Stock Price Volatility	63.41%
Risk-Free Interest Rate	4.22%
Expected Life (in years)	6.03
Expected Dividend Yield	0%

Stock-based compensation expense related to stock options was approximately $70,000 and $64,000 for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, approximately $67,000 and $3,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. For the three months ended September 30, 2024, approximately $62,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations.

Stock-based compensation expense related to stock options was $207,000 and $76,000 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, approximately $199,000 and $8,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. Stock-based compensation expense for the nine months ended September 30, 2024 consisted of $185,000 expense for shares vested, partially offset by a credit of $109,000 due to the reversal of expense related to an immaterial error associated with the forfeiture of unvested options for employee terminations that occurred in prior fiscal periods.

There was approximately $451,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.2 years.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed statement of operations was zero for each of the three months ended September 30, 2025 and 2024. Total stock-based compensation expense for restricted stock was approximately $10,000 and $15,000 for the nine months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense for restricted stock is included in selling, general and administrative expenses on the accompanying condensed statement of operations.

For the nine months ended September 30, 2025, 55,659 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2024. As a result of the issuance of the 55,569 shares of restricted stock, approximately $72,000 of the total amount recorded in additional paid-in capital related to expense that was previously in accrued expenses and was reclassified to additional paid-in capital during the nine months ended September 30, 2025. All restricted shares issued during the nine months ended September 30, 2025, vested at issuance. No shares of restricted stock were issued.

As of September 30, 2025, there was no unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans.

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

The following is a summary of the significant revenue and expense categories, and net income (loss) provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue:
Product revenues	$4,596	$3,472	$13,613	$10,186
Service, royalty, and other revenues	168	46	447	106
Total net revenues	4,764	3,518	14,060	10,292
Cost of goods sold	1,849	1,369	5,196	4,044
Gross Margin	2,915	2,149	8,864	6,248
Operating expenses:
Research and development	338	188	944	654
Selling, general and administrative	2,229	1,721	6,684	5,804
Other operating expenses (1)	34	34	108	101
Total operating expenses	2,601	1,943	7,736	6,559
Operating income (loss)	314	206	1,128	(311)
Other (expense) income	26	(23)	16	36
Income (loss) before income taxes	340	183	1,144	(275)
Income tax expense	(3)	-	(12)	-
Net income (loss)	$337	$183	$1,132	$(275)

(1)	Other operating expenses is comprised of depreciation and amortization.

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

A reconciliation of the Company’s basic and diluted income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$337	$183	$1,132	$(275)

Denominator:
Basic weighted average common shares outstanding	10,612,012	10,544,139	10,604,300	10,518,742
Effect of potentially dilutive options	428,913	36,767	242,177	-
Diluted weighted average common shares outstanding	11,040,925	10,580,906	10,846,477	10,518,742

Income (loss) per common share:
Basic	$0.03	$0.02	0.11	(0.03)
Diluted	$0.03	$0.02	0.10	(0.03)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	September 30,
	2025	2024
Shares underlying options outstanding	1,350,036	1,205,087

Note 12 – Income Taxes

Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate.

The Company recorded income tax expense of approximately $3,000 and $12,000 for the three and nine months ended September 30, 2025, respectively, compared to income tax expense of $0 for the three and nine months ended September 30, 2024. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 1.08%, compared to 0% for the corresponding prior-year periods.

The Company continues to maintain a full valuation allowance against its deferred tax assets as management believes it is more likely than not that such assets will not be realized.

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

Business Overview

Nephros is a commercial-stage company that develops and markets high-performance water filtration solutions for points of use, with a core focus on medical-grade water filtration. Our portfolio includes two primary product lines: infection control and dialysis water. The infection control segment features both microfilters (0.1 micron) and ultrafilters (0.005 micron), used to help prevent infections from waterborne pathogens such as Legionella and Pseudomonas. The dialysis segment consists exclusively of ultrafilters designed to remove biological contaminants, particularly endotoxins, from water and bicarbonate concentrate used in dialysis treatment. All of our medical-grade filters are FDA 510(k)-cleared as Class II medical devices—a distinguishing feature that affirms their validated safety and performance in critical-use environments. While these filters are widely used in healthcare settings, they have also been adopted across a range of other industries—including manufacturing, laboratories, aviation, and federal facilities—where water purity is essential to operational safety and compliance.

In addition, we offer a line of commercial water filters that improve taste and odor, reduce biofilm formation and scale buildup, and remove cysts, particulates, and lead from water systems. With the recent release of our newest solution, validated for the reduction of Total PFAS (a mixture of seven PFAS compounds including PFOA, PFOS, PFHxS, PFNA, PFHpA, PFBS, and PFDA), further enhancing our portfolio of products and their ability to address a broad spectrum of emerging and persistent waterborne contaminants. These products are broadly applicable across industries and are especially valuable when used in tandem with our medical-grade filters to deliver comprehensive water-quality protection. Whether in clinical care, industrial operations, or public infrastructure, Nephros solutions support the universal need for safe, high-quality water.

Our Products

Water Filtration Products

We develop and sell water filtration products used in both medical and commercial applications. Our water filtration products employ multiple filtration technologies, as described below.

In medical markets, we manufacture both ultra- and microfilters using polysulfone hollow fiber membranes that retain microbiological contaminants through physical size exclusion. Our ultrafilters, with a 0.005-micron pore size, retain bacteria, viruses, and endotoxins, providing a unique alternative to charged membrane solutions and featuring one of the smallest pore sizes available. Our microfilters, with a 0.1-micron pore size, also retain bacteria, a critically important function given the prevalence of Legionella in premise plumbing and the risks associated with Legionnaires’ disease. Across both filter types, Nephros filters are distinguished by exceptional membrane surface area and longer service life, particularly in comparison to our competitors, making Nephros filters well-suited to support improved water safety within the demands of clinical environments.

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

In commercial markets, we develop filters designed to improve water quality through the reduction of aesthetic and functional contaminants. This segment includes both carbon-based and carbon-free solutions to reduce a number of issues including taste, odor, scale buildup, fine particulate, lead, cysts, and Total PFAS (otherwise known as “forever chemicals”). Like our infection control segment, our commercial filters support a wide range of applications; they also play a key role in enhancing equipment performance and reducing maintenance needs.

Our commercial sales model combines both direct and indirect channels. Through our internal sales team, we sell directly to customers across a range of industries, including healthcare, where our commercial solutions are an effective complement to our medical-grade, infection control filters. We also partner with VARs, including one non-exclusive partner focused only on food service and hospitality sectors, such as quick-service restaurants (QSRs), convenience stores, and restaurants. In contrast to our channel partners who offer both medical and commercial products, this VAR expands our reach in high-volume, commercial food and beverage markets.

Target Markets

We currently serve the following primary and emerging markets through our portfolio of medical-grade and commercial water filtration products:

●	Hospitals and Other Healthcare Facilities: Our ultrafilters and microfilters support infection control across a wide range of water outlets and equipment, including sinks, showers, ice machines and sterile processing. These filters are FDA 510(k)-cleared Class II medical devices, offering validated performance that helps facilities address waterborne pathogen control under CMS Conditions of Participation and The Joint Commission’s water management expectations.

●	Dialysis Settings: Our ultrafilters are used for advanced purification and polishing of water or bicarbonate concentrate in dialysis environments. They are typically installed post-reverse osmosis in water treatment rooms or upstream of dialysis machines. These filters assist in achieving hemodialysis-quality water that exceeds the ISO 23500-5 standard for ultrapure dialysate production and are FDA 510(k)-cleared as Class II medical devices.

●

Foodservice and Hospitality: Our commercial filters are ideal for foodservice and hospitality operations where they improve water quality, equipment performance, and operational efficiency. These filters are commonly installed at beverage dispensers, coffee machines, and ice makers, supporting restaurants, convenience stores, hotels, and similar venues in enhancing taste and customer experience.

Additional Use Cases

Beyond healthcare and foodservice settings, Nephros filters are also deployed in laboratories, manufacturing facilities, aviation environments, and government buildings, where water purity is critical to safety, compliance, or system performance. With the recent addition of Total PFAS reduction capability, we also anticipate growing relevance in schools and other federally regulated facilities, where adherence to standards such as the Safe Drinking Water Act is a key consideration. We continue to evaluate opportunities to expand into new verticals where our filtration technologies provide measurable value.

Hospitals and Other Healthcare Facilities. Nephros infection control filters are widely used by hospitals and healthcare facilities seeking to reduce exposure to waterborne pathogens and meet infection prevention and water management goals. Our products help mitigate microbiological risks in potable water systems, particularly in areas of patient vulnerability and during periods of elevated waterborne threat.

The U.S. Centers for Disease Control and Prevention (CDC) estimates that one in every 31 hospital patients acquire a healthcare-associated infection (HAI), totaling over one million patients in 2023. Many of these infections are caused by waterborne bacteria or viruses that proliferate in premise plumbing systems, particularly in aging infrastructure or where water is stagnant, warm, or aerosolized.

In response to risks posed by Legionella and other opportunistic pathogens, regulatory and accreditation bodies have emphasized the need for proactive water management. The Centers for Medicare and Medicaid Services (CMS) require hospitals and long-term care facilities to implement documented water management programs that align with ANSI/ASHRAE Standard 188 and CDC guidance. Similarly, The Joint Commission includes oversight of utility system safety, water quality, and building risk within its physical environment standards, formerly part of the Environment of Care (EC) chapter. Although TJC is reorganizing these standards under a new Physical Environment (PE) chapter, the underlying compliance obligations remain active and enforceable. In parallel, newly introduced standards, such as ANSI/ASHRAE Standard 514 and ANSI/AAMI ST108, signal a broader regulatory shift toward formalized water safety and medical device reprocessing quality, even when not yet codified as survey requirements.

Nephros filters are validated for physical retention of bacteria, viruses, and endotoxins through size exclusion. All models are FDA 510(k)-cleared and installed at the point of use, where they can support compliance goals, align with evolving standards, and provide additional protection for patients, staff, and visitors.

Dialysis Settings. Nephros ultrafiltration products are widely deployed in both acute and chronic dialysis environments to enhance water safety and support the production of ultrapure dialysate. Our filters provide retention of bacteria, viruses, and endotoxins in water and bicarbonate lines used to treat patients with kidney failure.

Hemodialysis requires the use of large volumes of purified water, often more than 100 liters per treatment. Clinics rely on reverse osmosis systems to generate this water and use ultrafilters downstream as a final barrier against microbial contaminants. Our filters are used in both fixed RO loops and portable systems and are validated for up to 12 months of service life in dialysis applications.

According to the American Journal of Kidney Diseases, approximately 7,100 dialysis clinics in the United States provide care for over 500,000 patients annually. Nephros is a recognized provider of ultrafiltration solutions to dialysis machine manufacturers, water system integrators, and clinical service providers. All Nephros dialysis filters are FDA 510(k)-cleared and meet current regulatory expectations for microbial retention in water and bicarbonate lines.

Commercial and Industrial Facilities. Our commercial product portfolio includes both carbon-based and carbon-free filtration solutions that address a variety of water-quality concerns common in foodservice and hospitality industries. These include but are not limited to: taste and odor compounds, scale-forming minerals, and various particulates, with several membrane-based models capable of retaining particles down to 0.005 micron. In addition, our newest offering supports the validated reduction of Total PFAS, expanding our reach to customers concerned with long-term exposure to “forever chemicals” in water-fed equipment.

Our commercial market focus is on food service and hospitality industries, including hotels, restaurants, and convenience stores. In March 2022, we entered into an agreement with Donastar LLC to provide water filtration systems to an organization that services approximately 3,000 Quick Service Restaurants (“QSR”). Effective January 1, 2023, we entered into a new supply agreement with Donastar, which superseded the March 2022 agreement. Under the January 2023 agreement, we engaged Donastar to be our exclusive distributor to the food service and hospitality sectors. Effective September 2024, we ended our exclusivity arrangement with Donastar though Donastar continues to distribute our products on a non-exclusive basis and expand our reach within their target markets.

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

Critical Accounting Policies

For the nine-month period ended September 30, 2025, there were no significant changes to our critical accounting policies as identified in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Service revenue is recognized at a point in time when service is completed. The Company is not entitled to payment until the point at which the service is completed.

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

Recent Accounting Pronouncements

We are subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 2, “Basis of Presentation and Liquidity,” of the Notes to our Unaudited Condensed Interim Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table sets forth our summarized, results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

			$	%
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Total net revenues	$4,764	$3,518	$1,246	35%
Cost of goods sold	1,849	1,369	480	35%
Gross margin	2,915	2,149	766	36%
Gross margin %	61%	61%	-	-%
Selling, general and administrative expense	2,229	1,721	508	30%
Research and development expense	338	188	150	80%
Depreciation and amortization expense	34	34	-	-%
Operating income	314	206	108	52%
Interest income	41	20	21	105%
Other income (expense), net	(15)	(43)	28	(65)%
Income before income taxes	$340	$183	$157	86%
Income tax expense	(3)	-	(3)	-%
Net income	$337	$183	$154	84%

Revenue

Overall, net revenues increased by $1.2 million, or 35%, for the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily driven by higher programmatic revenue, reflecting strong reorder activity and the addition of several new active sites, and significant growth in our service revenue.

Gross Profit Margin

Gross margin was approximately 61% for the three months ended September 30, 2025, consistent with approximately 61% for the three months ended September 30, 2024. An increase in handling expenses including tariffs was mostly offset by a reduction in inventory reserve adjustments.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by approximately $508,000, or 30%, for the three months ended September 30, 2025, compared to the same period in the prior year. The increase was primarily driven by higher sales commissions and higher accrual for employee bonuses.

Research and Development Expenses

Research and development expense increased approximately $150,000, or 80%, due to higher accrual for employee bonuses and higher salary expense.

Depreciation and Amortization Expense

Depreciation and amortization expense were approximately $34,000 for the three months ended September 30, 2025 and 2024 respectively.

Interest Income

Interest income was approximately $41,000 for the three months ended September 30, 2025 compared to approximately $20,000 for the three months ended September 30, 2024.

Other Income (Expense), net

Other expense of approximately $15,000 for the three months ended September 30, 2025 is primarily a result of losses on foreign currency transactions. Other expense of approximately $43,000 for the three months ended September 30, 2024 was also primarily a result of losses on foreign currency transactions.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table sets forth our summarized, results of operations for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

			$	%
			Increase	Increase
	2025	2024	(Decrease)	(Decrease)
Total net revenues	$14,060	$10,292	$3,768	37%
Cost of goods sold	5,196	4,044	1,152	28%
Gross margin	8,864	6,248	2,616	42%
Gross margin %	63%	61%	-	2%
Selling, general and administrative expense	6,684	5,804	880	15%
Research and development expense	944	654	290	44%
Depreciation and amortization expense	108	101	7	7%
Operating income (loss)	1,128	(311)	1,439	463%
Interest expense	(1)	(1)	-	-%
Interest income	85	66	19	29%
Other income (expense), net	(68)	(29)	(39)	134%
Income (loss) before income taxes	$1,144	$(275)	1,419	516%
Income tax expense	(12)	-	(12)	-%
Net income (loss)	$1,132	$(275)	$1,407	512%

Revenue

Overall, net revenues increased by $3.8 million or 37% for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was primarily driven by increased revenue in both programmatic and emergency response. The growth in programmatic revenue reflects strong reorders and a number of new active sites. The growth in emergency response sales reflects more opportunities in the first half of 2025 compared to limited opportunities in the prior year period. Service revenue also showed significant growth.

Gross Profit Margin

Gross margin was approximately 63% for the nine months ended September 30, 2025 compared to approximately 61% for the nine months ended September 30, 2024. The increase of approximately 2 percentage points was primarily driven by a reduction in inventory reserve adjustments and lower product costs resulting from a more favorable product mix, both of which contributed to lower cost of goods sold.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $880,000, or 15%, for the nine months ended September 30, 2025 compared to the same period in the prior year. The increase was primarily driven by higher sales commissions, increased employee bonus accruals, and higher stock-based compensation.

Research and Development Expenses

Research and development expense increased $290,000, or 44%, primarily due to due to higher accrual for employee bonuses and higher salary expense.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $108,000 and $101,000, respectively, for the nine months ended September 30, 2025 and 2024.

Interest Income

Interest income was approximately $85,000 for the nine months ended September 30, 2025, compared to approximately $66,000 for the nine months ended September 30, 2024.

Other Income (Expense), net

Other expense was approximately $68,000 and $29,000 respectively for the nine months ended September 30, 2025 and September 30, 2024, primarily a result of losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2025 and December 31, 2024 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	September 30,	December 31,
Liquidity and Capital Resources	2025	2024
Cash and cash equivalents	$5,171	$3,760
Other current assets	5,535	4,538
Working capital	8,239	6,736
Stockholders’ equity	10,006	8,585

At September 30, 2025, we had an accumulated deficit of $143.2 million. Although we were profitable in the quarter ended September 30, 2025, the nine months ended September 30, 2025, and the full year ended December 31, 2024, we may incur future operating losses if we are unable to maintain or increase our revenue.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the condensed financial statements in this Quarterly Report on Form 10-Q. Additionally, our operating plans are designed to help control operating costs and to increase revenue so we can continue to generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan or achieve our anticipated operating results, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently. In such event, the Company may need to take further actions to reduce its discretionary expenditures, including further reducing headcount, reducing spending on R&D projects, and reducing other variable costs.

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

Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2025, compared to net cash used in operating activities of approximately $1.8 million for the nine months ended September 30, 2024. Net cash provided by operating activities in 2025 was primarily due to net income of approximately $1.1 million and an increase in accrued expenses of approximately $0.7 million, offset by an increase in accounts receivable of approximately $0.9 million. Net cash used in operating activities in 2024 was primarily due to an increase in inventory of approximately $0.8 million, a decrease in accounts payable and accrued expenses of approximately $0.5 million each, and a net loss of approximately $0.3 million, offset by an increase in inventory impairments and write-offs of approximately $0.2 million.

We had no investing activities for the nine months ended September 30, 2025. Net cash used in investing activities was approximately $50,000 in the nine months ended September 30, 2024 due primarily to purchases of property and equipment.

Net cash used in financing activities was approximately $4,000 for the nine months ended September 30, 2025 and September 30, 2024, respectively, primarily due to payments on finance leases.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our Quarterly Report on Form 10-Q for the period ended March 31, 2025,and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

In response to the material weakness, with the oversight of the board of directors, management worked with its outside accounting consultants to establish controls and protocols designed to properly recognize revenue from contracts with multiple performance obligations while ensuring appropriate accounting for all material sales contracts. Specifically, we are developing a process to correctly price product and service revenues on a standalone basis in order to properly allocate revenue from combined contracts between product and other revenues (service). We continue to develop internal processes and controls, as well as provide additional training to our sales team, to properly capture the relevant information needed when we price contracts. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

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

We rely on third-party contractors to install and service our water filtration products, and any failure by these parties to perform adequately could adversely affect our business and reputation.

The proper installation and servicing of our water filtration products are critical to ensuring their performance, safety and regulatory compliance. We rely on third-party contractors and service providers to install and service our water filtration products. These contractors are not our employees, and we have limited control over the quality, timeliness, and consistency of their work. Their performance is influenced by factors that may be beyond our control, including the availability and training of their personnel. If we or our third-party service providers fail to perform installation or service work to our standards or to our customers’ expectations, our products may not function as intended, our reputation and customer satisfaction may be harmed. Poor workmanship or noncompliance with our installation and servicing specifications or applicable regulations could result in product malfunctions, water quality issues, property damage, customer complaints, personal injury, or other claims against us. Such failures could also expose us to increased warranty claims, as well as costs associated with corrective actions, replacements, or recalls. In addition, even isolated incidents of improper installation or servicing – whether caused by us or by third-party providers engaged by us – could negatively impact our brand and reputation, leading to reduced repeat or referral sales. Any of these outcomes could materially and adversely affect our reputation, results of operations, and financial condition.

Item 5. Other Information.

CEO Compensation Adjustment.

On November 4, 2025, our Board of Directors approved an increase in the annual base salary payable to Robert Banks, our President and Chief Executive Officer, from $350,000 to $400,000, effective October 1, 2025.

Insider Trading Arrangements and Policies.

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Nephros, Inc. Non-Employee Director Compensation Policy *

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101	Interactive Data File. *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith
†	Management contract or compensatory plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEPHROS, INC.

Date: November 6, 2025	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

