Form 10-K
period 2025-12-31
NEPHROS INC
filed 2026-03-12
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2025, was $27,317,372. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Stock Market on June 30, 2025. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and stockholders holding greater than 10% of the voting stock of the registrant as of June 30, 2025.

As of March 12, 2026, there were 10,644,268  shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2026 Proxy Statement will be filed within 120 days of December 31, 2025.

NEPHROS, INC.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements that may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guarantees of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which, if not obtained, could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding when needed or on terms favorable to us in order to continue operations;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market and sell our products in new or existing markets;
●	we may not be able to sell our water filtration products at competitive prices or profitably;
●	we may experience increased costs and/or disruptions in our supply chain due to the imposition of U.S. tariffs;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and
●	we may not be able to achieve sales growth in key geographic markets.

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

PART I

Item 1. Business Overview

Nephros is a commercial-stage company that develops and markets high-performance water filtration solutions for points of use, with a core focus on medical-grade water filtration. Our medical filtration portfolio includes two product lines: infection control and dialysis water. The infection control segment features both microfilters (0.1 micron), which retain bacteria, and ultrafilters (0.005 micron), which retain bacteria, viruses, and endotoxins to address a broader spectrum of waterborne pathogens including and beyond Legionella and Pseudomonas. The dialysis segment consists exclusively of ultrafilters, extending the same microbial and endotoxin retention capabilities to the purification of water and bicarbonate concentrate used in dialysis treatment, where endotoxin control is especially critical. All of our medical-grade filters are FDA 510(k)-cleared as Class II medical devices—a distinguishing feature that affirms their validated safety and performance in critical-use environments. While these filters are widely used in healthcare settings, they have also been adopted across a range of other industries—including manufacturing, laboratories, aviation, and federal facilities—where water purity is essential to operational safety and compliance.

In addition, we offer a line of commercial water filters that improve taste and odor, reduce biofilm formation and scale buildup, and remove cysts, particulates, and lead from water systems. With the recent release of our newest solution, validated for the reduction of Total PFAS (a mixture of seven PFAS compounds including PFOA, PFOS, PFHxS, PFNA, PFHpA, PFBS, and PFDA), our portfolio of products is further enhanced with the ability to address a broad spectrum of emerging and persistent waterborne contaminants. Our commercial filtration products are broadly applicable across industries and are especially valuable when used in tandem with our medical-grade filters to deliver comprehensive water-quality protection. Whether in clinical care, industrial operations, or public infrastructure, Nephros solutions support the universal need for safe, high-quality water.

Our Products

We develop and sell point-of-use water filtration products used in both medical and commercial applications. Our water filtration products employ multiple filtration technologies, as described below.

For medical applications, we manufacture both ultra- and microfilters using polysulfone hollow fiber membranes that retain microbiological contaminants through physical size exclusion. Our ultrafilters, with a 0.005-micron pore size, retain bacteria, viruses, and endotoxins, provide a unique alternative to charged membrane solutions and feature one of the smallest pore sizes available. Our microfilters, with a 0.1-micron pore size, also retain bacteria, a critically important function given the prevalence of Legionella in premise plumbing and the risks associated with Legionnaires’ disease. Across both filter types, Nephros filters are distinguished by exceptional membrane surface area and longer service life, particularly in comparison to our competitors, making Nephros filters well-suited to support improved water safety within the demands of highly regulated environments.

Our primary sales strategy for medical applications is to sell within healthcare through distributors (also termed as value-added resellers, or “VARs”). Leveraging VARs has enabled us to rapidly expand our access to target customers with limited sales staff expansion. In addition, while we are currently focused on healthcare as a primary customer base, the VARs that support these facilities also support a wide variety of commercial and industrial businesses. We believe that our VAR relationships have and will continue to facilitate growth in filter sales outside of the medical industry. In addition to VARs, we also utilize a direct salesforce that targets key geographic regions throughout the country, while focusing on the hospital and dialysis customers.

For commercial applications, we develop filters to improve water quality through the reduction of aesthetic and functional contaminants. This segment includes both carbon-based and carbon-free solutions to reduce a number of issues including taste, odor, scale buildup, fine particulate, lead, cysts, and Total PFAS (otherwise known as “forever chemicals”). Like our infection control segment, our commercial filters support a wide range of applications; they also play a key role in enhancing equipment performance and reducing maintenance needs.

Our commercial application sales model also combines both direct and indirect channels. Through our internal sales team, we sell directly to customers across a range of industries, including healthcare, where our commercial solutions are an effective complement to our medical-grade, infection control filters. We also partner with VARs, including one non-exclusive partner focused only on food service and hospitality sectors, such as quick-service restaurants (QSRs), convenience stores, and restaurants. In contrast to our channel partners who offer both medical and commercial products, this VAR expands our reach in high-volume, commercial food and beverage markets.

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

Hospitals and Other Healthcare Facilities. Nephros infection control filters are a leading tool for proactive protection to patients in high-risk areas (e.g., ice machines, surgical rooms, NICUs) and reactive protection to patients in broader areas during periods of water pathogen outbreaks. Our products are used in hundreds of medical facilities to aid in infection control, both proactively and reactively.

According to the American Hospital Association’s most recent annual survey data (2023), there are approximately 6,093 hospitals in the U.S., representing more than 913,000 beds and approximately 34.4 million inpatient admissions annually. These facilities rely on extensive internal water systems to support patient care, including handwashing, bathing, medical device reprocessing, dialysis, and other clinical and operational uses.

According to a June 2025 report from the U.S. Centers for Disease Control and Prevention (“CDC”), on any given day, approximately one in 31 hospitalized patients has at least one healthcare-associated infection (“HAI”), underscoring the scale of infection risk within hospital environments. The CDC further identifies waterborne pathogens such as Legionella, Pseudomonas, and nontuberculous mycobacteria as significant contributors to HAIs, noting that these organisms can proliferate in aging, complex premise plumbing systems commonly found in healthcare facilities and be transmitted through sinks, showers, ice machines, and other water outlets.

CDC surveillance of waterborne disease outbreaks indicates that premise plumbing is a leading source of water-related illness, hospitalizations, and deaths in the United States, with healthcare facilities representing a higher-risk environment due to susceptible patient populations and frequent water exposure. These factors underscore the importance of effective water management and point-of-use filtration strategies to mitigate microbiological risk in critical-use healthcare settings.

Since 2017, Centers for Medicare and Medicaid Services (“CMS”) has required Medicare- and Medicaid-certified healthcare facilities to implement policies and procedures to reduce the risk of growth and spread of Legionella and other opportunistic waterborne pathogens in building water systems. Compliance with these expectations is evaluated through routine survey and certification activities, during which CMS surveyors and accrediting organizations review whether facilities have established and implemented formal water management programs (“WMPs”), including documented governance, monitoring protocols, corrective actions, and records demonstrating ongoing execution. CMS guidance directs facilities to align their WMPs with prevailing industry standards, including ASHRAE Standard 188 and the Centers for Disease Control and Prevention (“CDC”) water management toolkit. While the underlying CMS expectations have remained in effect since 2017, enforcement and documentation requirements have become increasingly embedded in standard survey practice over time, particularly as healthcare facilities have faced heightened scrutiny of waterborne infection risks. We believe that continued enforcement of these requirements and the growing emphasis on effective water management programs may have a positive impact on demand for our HAI-inhibiting micro- and ultrafilters.

Nephros filters are validated for physical retention of bacteria, viruses, and endotoxins through size exclusion. All models are FDA 510(k)-cleared and installed at the point of use, where they can support compliance goals, align with evolving standards, and provide additional protection for patients, staff, and visitors.

Dialysis Settings. Nephros dialysis water filters are widely deployed in both acute and chronic dialysis environments to enhance water safety and support the production of ultrapure dialysate. Our solutions provide retention of bacteria, viruses, and endotoxins in water and bicarbonate lines used to treat patients with kidney failure.

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

To perform hemodialysis, dialysis clinics rely on dedicated water purification systems to produce ultrapure water and bicarbonate concentrate, the two essential ingredients for preparing dialysate, the fluid used to remove waste material from the blood during treatment. As of early 2025, there are approximately 7,556 dialysis clinics in the United States serving more than 500,000 patients. While precise counts of hemodialysis machines in use are not publicly reported on a routine national basis, industry sources indicate that the installed base in the United States likely exceeds 200,000 hemodialysis units, consistent with estimates used in market analyses. These dialysis facilities and machines represent a significant sustained demand environment for water purification and treatment technologies that support patient safety and the reliable operation of clinical dialysis care.

Nephros dialysis filters are validated for physical retention of bacteria, viruses, and endotoxins through size exclusion. All models are FDA 510(k)-cleared and installed within dialysis water systems, where they support the production of ultrapure water and bicarbonate concentrate used in hemodialysis treatment.

Foodservice and Hospitality. Our commercial product portfolio includes both carbon-based and carbon-free filtration solutions that address a variety of water-quality concerns common in foodservice and hospitality industries. These include but are not limited to taste and odor compounds, scale-forming minerals, and various particulates, with several membrane-based models capable of retaining particles down to 0.005 micron. In addition, our newest offering supports the validated reduction of Total PFAS, expanding our reach to customers concerned with long-term exposure to “forever chemicals” in water-fed equipment.

Over time, we believe that the same water safety management programs currently underway at medical facilities may migrate to commercial markets. As the epidemiology of waterborne pathogens expands, links to contamination sources will become more efficient and the data more readily available. In cases where those sources are linked to restaurants, hotels, office buildings and residential complexes, the owners of those facilities may face increasing liability exposure. We expect that building owners will come to understand ASHRAE-188, which outlines risk factors for buildings and their occupants, and provides water safety management guidelines. We believe, in time, most commercial buildings will need to follow the basic requirements of ASHRAE-188: create a water management plan, perform routine testing, and establish a plan to treat the building in the event of a positive test.

As demand for water testing and microbiological filtration grows, we intend to be ready to deploy our expertise and solutions based on our years of experience servicing the medical market. We believe that we have an opportunity to offer unique expertise and products to the commercial market.

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

In April 2012, we entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Under the License and Supply Agreement, as amended, Medica granted us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted to Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. In November 2025, the Company signed a new agreement with Medica which extends the term until December 31, 2030, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. In exchange for the rights granted, the Company has agreed to make minimum annual aggregate purchases from Medica of €4,976,000, €5,349,000, €5,750,000, €6,000,000 and €6,300 ,000 for the years 2026, 2027, 2028, 2029 and 2030  , respectively. Under the November 2025 agreement, we have agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. The Company has the right to terminate the License and Supply Agreement for convenience upon 90 days’ prior written notice. Medica may terminate the License and Supply Agreement upon written notice if the Company fails to cure a monetary breach thereunder within 30 days after Medica provides written notice thereof to the Company. Either the Company or Medica may terminate the License and Supply Agreement if the other party is in material breach and such breach is not cured within the specified cure period. Additionally, either the Company or Medica may terminate the License and Supply Agreement in the event of specified insolvency events involving the other party.

Sales and Marketing

Our New Jersey headquarters oversees global sales and marketing activity of our ultrafilter products. We work with multiple distributors for our ultrafilter products in the hospital and dialysis water markets. For the foodservice and hospitality markets, as discussed above, we had contracted with Donastar LLC as our exclusive distributor. Effective September 2024, we ended our exclusive relationship with Donastar. Although Donastar continues to distribute our products on a non-exclusive basis, we are broadening our market reach through new distributor relationships. For other prospective markets for our ultrafilter products, we are pursuing alliance opportunities for joint product development and/or distribution. Our ultrafilter manufacturer in Europe shares certain intellectual property rights with us for one of our dual stage ultrafilter designs.

Research and Development

Our research and development efforts continue on several fronts directly related to our current product lines. For the ultrafiltration systems business, we are continually working with existing and potential distributors of ultrafilter products to develop solutions to meet customer needs.

Major Customers

For the years ended December 31, 2025 and 2024, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2025	2024
A	22%	25%
B	12%	3%
C	10%	8%
Total	44%	36%

As of December 31, 2025 and 2024, the following customer accounted for the following percentage of our accounts receivable:

Customer	2025	2024
A	17%	13%
C	16%	4%
D	11%	6%
Total	44%	23%

Competition

With respect to the water filtration market, we compete with companies that are well-entrenched in the water filtration domain. These companies include Cytiva (formerly Pall Corporation), Aquatools, Aquamedix, and i3 for medical / microbiological filtration, and 3M Company and Pentair for commercial water-quality filtration. Our methods of competition in the water filtration domain include:

●	Designing and commercializing point-of-use filtration solutions that address defined, high-risk applications where water quality directly impacts safety, compliance, or performance
●	Differentiating through validated performance, reliability, and ease of use in mission-critical environments
●	Competing in regulated and high-consequence customer segments where product performance, documentation, and service consistency are essential
●	Supporting customers and partners through education-driven engagement, including standards interpretation, application guidance, and risk-based filtration selection
●	Expanding value through installation, replacement, and lifecycle support services that improve adoption, reliability, and long-term customer outcomes
●	Pursuing strategic alliances, OEM arrangements, and selective acquisitions to extend technical capabilities, market reach, and distribution efficiency

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

As of December 31, 2025, we had five U.S. patents and one Canadian patent.

Trademarks

As of December 31, 2025, in the United States, we secured registrations of the trademarks ENDOPUR, HYDRAGUARD, NANOGUARD, and NEPHROS. In the U.S., we filed one trademark application for BECAUSE WATER MATTERS. In the U.K., we secured registrations for the trademarks NANOGUARD, and NEPHROS HYDRAGUARD.

Governmental Regulation

The research and development, manufacturing, promotion, marketing, and distribution of our medical filtration products in the United States and other regions of the world are subject to regulation by numerous governmental authorities, including the FDA and analogous agencies.

United States

The FDA regulates the manufacture and distribution of medical devices in the United States pursuant to the Food, Drug, and Cosmetics (FDC) Act. Our medical filtration products are regulated in the United States as medical devices by the FDA under the FDC Act. Under the FDC Act, medical devices are classified into one of three classes, namely Class I, II or III, on the basis of the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness.

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

A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not called for premarket approval under Section 515. The 510(k)-clearance process is generally faster and simpler than the premarket approval process.

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

For any devices cleared through the 510(k)-clearance process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) clearance submission. Accordingly, for any of our medical filtration products cleared through the Section 510(k) clearance process, we are required to submit an additional Section 510(k) notification if subsequent modifications or enhancements could significantly affect a product’s safety or effectiveness or constitute a major change to its intended use.

All of our medical filtration products currently marketed in the United States are regulated by the FDA as Class II medical devices and have received FDA 510(k) clearance for their intended uses. Our FDA-cleared portfolio includes ultrafiltration designed for purification of dialysis water, as well as ultrafiltration and microfiltration technologies for filtration of EPA-quality water to aid in infection control at the point of use. In addition, we hold FDA clearances for certain products and technologies that are not currently commercialized, which may support future development, partnerships, or strategic initiatives.

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

We and our contract manufacturers are required to manufacture our products in compliance with current Good Manufacturing Practice (GMP) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation, and servicing of marketed devices, and it includes extensive requirements with respect to quality management and organization, device design, buildings, equipment, purchase and handling of components or services, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA evaluates compliance with the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. If the FDA believes that we or any of our contract manufacturers, or regulated suppliers, are not in compliance with these requirements, there may be a material adverse effect on our manufacturing operations, affecting our ability to sell.

Regulatory Authorities in Regions Outside of the United States

We have obtained regulatory approvals to market certain medical filtration products outside of the United States, including in Canada and Brazil. Regulatory requirements for medical devices vary significantly by country and may range from minimal oversight to comprehensive pre-market review and post-market compliance obligations similar to those required by the FDA.

Our manufacturing facilities are subject to audits and certified to ISO 13485:2016, the international quality management standard for medical device manufacturers, which supports regulatory compliance and product distribution in multiple jurisdictions, including the United States and Canada.

We participate in the Medical Device Single Audit Program (MDSAP), which allows for a single regulatory audit of a medical device manufacturer’s quality management system that satisfies the requirements of multiple regulatory authorities. In November 2020, we received MDSAP certification supporting continued compliance regulatory compliance and the ongoing marketing of approved products in the United States and Canada. In November 2023, our MDSAP certification was expanded to include Brazil, enabling the marketing of select medical filtration products in that market in accordance with applicable regulatory approvals.

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

Employees

As of December 31, 2025, we employed a total of 36 full-time employees, including 12 employed in sales/marketing/customer support, 17 in logistics, quality, general, and administrative, and 6 in research and development and 1 in manufacturing. None of our employees are currently represented by a labor union or covered by a collective bargaining agreement and we believe that our relations with our employees are good. During 2025, we had limited voluntary turnover. Going forward, we intend to focus on maintaining our current good relations with our employees and continuing to develop and explore ways to collaborate with our employees and create a well-regarded workplace.

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

Item 1A. Risk Factors

Risks Related to Our Overall Business and Operations

We have only a limited history of profitability and a significant accumulated deficit, and we may not be able to maintain or improve our profitability in the future.

Although we have been profitable during each of the fiscal years ended December 31, 2024, and December 31, 2025, as of December 31, 2025, we had an accumulated deficit of $143.1 million as a result of prior historical operating losses. While our revenues have increased following our expansion of the sales team in both 2024 and 2025, there can be no guarantee our revenues will continue to grow. We may incur additional losses in the future depending on the timing and marketplace acceptance of our products and as a result of operating expenses being higher than our gross margin from product sales. Each of the following factors, among others, may influence our profitability:

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

Our business and future prospects are substantially dependent upon our ability to significantly grow our product revenue. Although our sales were approximately 33% higher in 2025 compared to 2024, our revenues declined slightly in 2024 compared to 2023. There is no assurance that we will be able to maintain sales growth in future periods. Our ability to increase our revenues in future periods will depend on our ability to significantly grow our customer base and then consistently obtain product reorders from those customers. If we cannot sustain significant revenue growth for an extended period, our financial results will be adversely affected, and our stock price may decline.

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

In order to successfully maintain commercialization of our products, we need to be able to produce them in a cost-effective way on a large scale to meet commercial demand, while maintaining extremely high standards for quality and reliability. The extent to which we fail to successfully maintain commercial success of our products could limit our ability to be profitable.

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

We rely on third-party suppliers to provide us with certain components of our products. With respect to our proprietary filter material used in our DSU-H, SSU-H, S100 and HydraGuardTM and HydraGuardTM – Flush filters, we rely on a single source supplier, Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company. Our agreement with Medica will expire in 2030 and although we believe our relationship with this supplier is good, there can be no assurance that our current agreement will guarantee uninterrupted supply or that we will be able to renew the agreement on favorable terms, or at all. We depend on Medica and our other suppliers to provide us and our customers with materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand and our customers’ demands.

Companies in the United States and around the world may experience a disruption in the supply of certain components and raw materials, as happened during the worldwide pandemic starting in 2020. A disruption in such items as resins and polymers could adversely affect us and our ability to obtain these components in a timely manner, in the volumes we require, or at all. In addition, the prices of these components and other supplies we rely upon in the manufacture of our products may rise. For example, we and our suppliers have recently experienced, and may continue to experience, rising costs due to inflation, such as costs of materials, labor and freight. If inflation continues to rise, the prices of our components may rise, resulting in increased expenses to us that we may not be able to offset by raising the prices of our products.

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

Beginning in the first quarter of 2025, the current U.S. presidential administration has imposed tariffs on various goods from various countries, including the European Union (“EU”), and has announced intentions to impose further significant tariffs on certain United States imports. The administration relied on the U.S. International Emergency Economic Powers Act (IEEPA) as the statutory basis for its authority to impose most of such tariffs. However, on February 20, 2026, the U.S. Supreme Court ruled that the IEEPA did not grant the president authority to impose tariffs, rendering such previously imposed tariffs invalid. Following the Supreme Court’s decision, the U.S. administration announced its intention to invoke other laws to impose tariffs by executive order and thereafter imposed new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. We rely on suppliers operating in, and exporting from, the EU, including our exclusive supplier of the filtration materials and technology used in certain of our filtration products. To the extent that tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, materials and finished goods imported into the United States, the costs of our materials, which we may be unable to pass onto customers, may be adversely affected, which could adversely affect our revenues and profitability. We cannot predict the effect these and potential additional tariffs will have on our supplier and our business, including in the context of escalating trade tensions. Further tariffs, additional taxes, or trade barriers, both domestically and internationally, may affect our costs and margins, the competitiveness of our products, and our ability to sell products or purchase necessary equipment and supplies, and consequently materially and adversely affect our business, results of operations, and financial conditions.

We are subject to minimum purchase obligations under our License and Supply Agreement with Medica and failure to meet these minimum purchase requirements may result in termination of the agreement, which could materially impact our ability to obtain our filtration products.

On November 1, 2025, we entered into a license and supply agreement (the “License and Supply Agreement”) with Medica for the marketing and sale of certain filtration products based upon Medica’s proprietary ultrafiltration technology in conjunction with our filtration products (collectively, the “Products”), and to engage in an exclusive supply arrangement for the Products, meaning Medica is our sole supplier for the filter material used in certain of our products. Under the License and Supply Agreement, Medica granted to us an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the Products in the Territory (as defined in the License and Supply Agreement). In addition, we granted to Medica an exclusive license under our intellectual property to make the Products during the term of the License and Supply Agreement.

In exchange for the rights granted, we have agreed to make minimum annual aggregate purchases from Medica of €4,976,000, €5,349,000, €5,750,000, €6,000,000 and €6,300,000 for the years 2026, 2027, 2028, 2029 and 2030, respectively. If we are unable to satisfy the minimum purchase commitments in future years, we may be in breach of the License and Supply Agreement, giving Medica a right of termination. If the License and Supply Agreement is terminated, we may be unable to obtain our filtration products from an alternative supplier on commercially favorable terms, if at all. If we are unable to obtain our filtration products from an alternative supplier, we may be unable to supply our products to our customers, which could have a material adverse effect on our results of operations and damage our reputation.

We operate with a limited senior management team and are highly dependent on our sales and marketing personnel. Our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We operate our business with a two-person senior management team. We have a Chief Executive Officer and a Chief Financial Officer, who together directly oversee operations, sales, finance and corporate development. Our dependence on two officers to perform multiple functions exposes us to various risks, including the risk that two officers may be unable to devote sufficient or timely attention to all aspects of operating our business and that in the event of a sudden departure of one officer, we may not be able to promptly identify a successor. We do not carry key person life insurance on any of our employees. If we are unable to recruit and retain qualified personnel to our senior management teams, we will be unlikely to achieve our objectives of continuing to grow our company and our business may otherwise be harmed.

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

We rely on both employees and third-party contractors to install and service our water filtration products, and any failure by these parties to perform adequately could adversely affect our business and reputation.

The proper installation and servicing of our water filtration products are critical to ensuring their performance, safety and regulatory compliance. We rely on employees and third-party contractors and service providers to install and service our water filtration products. These contractors are not our employees, and we have limited control over the quality, timeliness, and consistency of their work. Their performance is influenced by factors that may be beyond our control, including the availability and training of their personnel. If we or our third-party service providers fail to perform installation or service work to our standards or to our customers’ expectations, our products may not function as intended, our reputation and customer satisfaction may be harmed. Poor workmanship or noncompliance with our installation and servicing specifications or applicable regulations could result in product malfunctions, water quality issues, property damage, customer complaints, personal injury, or other claims against us. Such failures could also expose us to increased warranty claims, as well as costs associated with corrective actions, replacements, or recalls. In addition, even isolated incidents of improper installation or servicing – whether caused by us or by third-party providers engaged by us – could negatively impact our brand and reputation, leading to reduced repeat or referral sales. Any of these outcomes could materially and adversely affect our reputation, results of operations, and financial condition.

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

Our future success depends in part on our ability to protect the intellectual property for our technology through patents. We will only be able to protect our products and methods from unauthorized use by third parties to the extent that our products and methods are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our 5 granted U.S. patents will expire at various times from 2026    to 2044, assuming they are properly maintained.

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

During the two years ended December 31, 2025, our common stock has traded at prices ranging from a high of $6.42 to a low of $1.39 per share.   Due to the limited trading volume of our common stock, we expect the prices at which our common stock might trade to continue to be highly volatile. The expected volatile price of our stock will make it difficult for investors to predict the value of an investment in our common stock, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of other factors might also affect the market price of our common stock. These include, but are not limited to:

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

In the past we have issued common stock and warrants in order to raise capital to help fund our business. We have also issued stock options and restricted stock as compensation for services and incentive compensation for our employees, directors, and consultants, and we have previously issued shares of our common stock as consideration for acquiring other businesses. We have shares of common stock reserved for issuance upon the exercise of certain of these securities and may increase the shares reserved for these purposes in the future. Our issuance of additional common stock, options and warrants could affect the rights of our stockholders, could reduce the market price of our common stock, or could obligate us to issue additional shares of common stock.

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

In connection with the preparation of our financial statements as of and for the quarterly period ended March 31, 2025, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Specifically, our management concluded that we had designed or maintained effective controls to ensure that we properly recognize revenue from service-based sales contracts. See “PART II – Item 9A. Controls and Procedures” in this Annual Report.

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

Our directors, executive officers, and Wexford Capital control a significant portion of our stock and, if they choose to vote together, could have sufficient voting power to control the vote on substantially all corporate matters.

As of March 1, 2026, Wexford Capital L.P. and its affiliates (together, “Wexford”),, our largest stockholder, beneficially owned approximately 34% of our outstanding common stock. Collectively, Wexford, our directors and our executive officers beneficially owned approximately 37.5% of our outstanding common stock. As a result of this ownership, Wexford has the ability to exert significant influence over our policies and affairs, including the election of directors. Wexford, whether acting alone or acting with other stockholders, could have the power to elect all of our directors and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power could enable Wexford, whether acting alone or acting with other stockholders, to delay or prevent another party from taking control of our company even where such change of control transaction might be desirable to other stockholders. The interests of Wexford in any matter put before the stockholders may differ from those of any other stockholder.

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

As of December 31, 2025, there were approximately 41 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, we have not sold any equity securities during the year ended December 31, 2025, that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the fourth quarter of 2025.

Equity Compensation Plan Information

See Part III, Item 12, under the heading “Equity Compensation Plan Information,” which is incorporated by reference herein.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements about our business, financial condition and results of operations including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and these statements should not be construed either as assurances of performances or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A list of the known material factors that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is included in Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. The following discussion should also be read in conjunction with the financial statements and notes included in Item 8, “Financial Statements and Supplemental Data,” of this Annual Report on Form 10-K.

Business Overview

Nephros is a commercial-stage company that develops and markets high-performance water filtration solutions for points of use, with a core focus on medical-grade water filtration. Our medical filtration portfolio includes two product lines: infection control and dialysis water. The infection control products     feature both microfilters (0.1 micron), which retain bacteria, and ultrafilters (0.005 micron), which retain bacteria, viruses, and endotoxins to address a broader spectrum of waterborne pathogens including and beyond Legionella and Pseudomonas. The dialysis products consist exclusively of ultrafilters, extending the same microbial and endotoxin retention capabilities to the purification of water and bicarbonate concentrate used in dialysis treatment, where endotoxin control is especially critical. All of our medical-grade filters are FDA 510(k)-cleared as Class II medical devices—a distinguishing feature that affirms their validated safety and performance in critical-use environments. While these filters are widely used in healthcare settings, they have also been adopted across a range of other industries—including manufacturing, laboratories, aviation, and federal facilities—where water purity is essential to operational safety and compliance.

In addition, we offer a line of commercial water filters that improve taste and odor, reduce biofilm formation and scale buildup, and remove cysts, particulates, and lead from water systems. With the recent release of our newest solution, validated for the reduction of Total PFAS (a mixture of seven PFAS compounds including PFOA, PFOS, PFHxS, PFNA, PFHpA, PFBS, and PFDA), our portfolio of products is further enhanced with the ability to address a broad spectrum of emerging and persistent waterborne contaminants. Our commercial filtration products are broadly applicable across industries and are especially valuable when used in tandem with our medical-grade filters to deliver comprehensive water-quality protection. Whether in clinical care, industrial operations, or public infrastructure, Nephros solutions support the universal need for safe, high-quality water.

Across our product portfolio, we characterize revenue as either programmatic or emergency response. Programmatic revenue reflects recurring procurement of filters used within ongoing clinical, treatment, or operational workflows, and following a replacement schedule based on filter life. Emergency response revenue represents the rapid deployment of filtration solutions in response to acute water-quality events, such as outbreaks, contamination concerns, system disruptions, or precautionary advisories, and is predominantly associated with infection control filtration. Emergency response orders are generally non-recurring in nature, although emergency deployments may lead to subsequent routine purchasing.

Recent Accounting Pronouncements

We are subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see “Note 2 – Summary of Significant Accounting Policies,” to our financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

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

To recognize revenue for contracts that include a combination of products and services, we allocate the transaction price for the contract among the identified performance obligations on a relative standalone selling price basis. We establish standalone selling price  for our products based on the observable price of the respective product. For services where the standalone selling price is not directly observable through historical transactions, we estimate standalone selling price using expected cost-plus margin based on management judgment by considering available data, such as labor cost of providing the services and internal margin objectives which include market and competitive conditions. Standalone selling prices for our products and services are evaluated on a periodic basis using updated observable inputs and market information to ensure they continue to reflect an appropriate estimate of the price at which we would sell each promised good or service on a standalone basis.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires application of management’s subjective judgments, often requiring estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in “Note 2 – Summary of Significant Accounting Policies,” to our financial statements included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, we believe that the following accounting policies require the application of significant judgments and estimates.

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

Fiscal Year Ended December 31, 2025, compared to the Fiscal Year Ended December 31, 2024

The following table sets forth our summarized, results of operations for the years ended December 31, 2025, and 2024 (in thousands except percentages):

	Years Ended December 31,		$ Increase	% Increase
	2025	2024	(Decrease)	(Decrease)
Total net revenues	$18,789	$14,162	$4,627	33%
Cost of goods sold	7,164	5,439	1,725	32%
Gross margin	11,625	8,723	2,902	33%
Gross margin %	62%	62%	-	0%
Research and development expenses	1,339	906	433	48%
Depreciation and amortization expenses	140	135	5	4%
Selling, general and administrative expenses	9,000	7,676	1,324	17%
Operating Income	1,146	6	1,140	19,000%
Interest expense	(1)	(1)	-	0%
Interest income	139	94	45	48%
Other expense net	(78)	(10)	(68)	680%
Income before income taxes	1,206	89	1,117	1,255%
Income tax expense	(12)	(15)	3	(20)%
Net Income	$1,194	$74	1,120	1,514%

Net Revenues.

Total net revenues increased 33% in the year ended December 31, 2025. This increase was primarily driven by higher programmatic revenue, reflecting strong reorder activity and the addition of several new active sites. In addition, we experienced solid growth in our emergency response business as well as significant growth in our service revenue.

Gross Profit Margin

Gross profit margin was approximately 62% for the years ended December 31, 2025 and December 31, 2024. Although we achieved higher margins during the first half of fiscal 2025, those margins eroded somewhat during the second half of the year primarily due to the impact of tariffs. We anticipate that tariffs will continue to affect our gross profit margins in future periods unless there is a change in U.S. tariff policy.

Research and Development Expenses

Research and development expenses increased 48% primarily due to an increase in headcount   , and the related salary expense, as well as higher accrual for employee bonuses.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $0.1 million for the year ended December 31, 2025, and for the year ended December 31, 2024, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million or 17%, primarily due to higher sales commissions and higher accrual for employee bonuses.

Interest Income

Interest income was approximately $139,000 for the year ended December 31, 2025, compared to approximately $94,000 for the ended December 31, 2024. The increase in interest income is due to higher cash balances as well as higher interest rates earned on invested cash balances.

Other (Expense), net

Other expense was approximately $78,000 for the year ended December 31, 2025, compared to $10,000 for the year ended December 31, 2024. This increase is primarily a result of losses on foreign currency transactions in 2025.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2025 and 2024 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	As of December 31,
Liquidity and Capital Resources	2025	2024
Cash and cash equivalents	$5,400	$3,760
Other current assets	5,823	4,538
Working capital	8,456	6,736
Stockholders’ equity	10,202	8,585

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

As of December 31, 2025, we had an accumulated deficit of $143.1 million. Although, we were profitable in the quarter and year ended December 31, 2025, and the full year ended December 31, 2024,  we may incur future operating losses if we are unable to maintain or increase our revenue.

Based on cash that is available for our operations and projections of our future operations, we believe that our cash balances will be sufficient to fund our current operating plan through at least the next 12 months from the date of issuance of the financial statements in this Annual Report on Form 10-K. Additionally, our operating plans are designed to help control operating costs, to increase revenue so we can continue to generate sufficient cash flows to fund operations. If there were a decrease in the demand for our products due to either economic or competitive conditions, or if we are otherwise unable to achieve our plan or achieve our anticipated operating results, there could be a significant reduction in liquidity due to our possible inability to cut costs sufficiently. In such event, the Company may need to take further actions to reduce its discretionary expenditures, including further reducing headcount, reducing spending on R&D projects, and reducing other variable costs.

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

Net cash provided by operating activities was $1.6 million for the year ended December 31, 2025 compared to net cash used in operating activities of approximately $0.5 million for the year ended December 31, 2024. Net cash provided by operating activities in 2025 was primarily due to net income of approximately $1.2 million, and increase in accrued expenses of approximately $1 million, an increase in accounts payable of approximately $0.3 million, offset by an increase in accounts receivable of approximately $0.6 million, and an increase in inventory of approximately $0.7 million. Net cash used in operating activities in 2024 was primarily due to an increase in accounts receivable of approximately $0.3 million, a decrease in accounts payable and accrued expenses of approximately $0.2 million each, offset by an increase in inventory impairments and write-offs of approximately $0.3 million.

Net cash used in investing activities was approximately $0 and $50,000 for the years ended December 31, 2025 and 2024 respectively.

Net cash used in financing activities was approximately $5,000 for each of the years ended December 31, 2025 and 2024. This was primarily from principal payments on our finance lease obligation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nephros, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nephros, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

/s/ Baker Tilly US, LLP

Tewksbury, Massachusetts

March 12, 2026

We have served as the Company’s auditor since 2015.

NEPHROS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,400	$3,760
Accounts receivable, net	2,414	1,781
Inventory	3,232	2,615
Prepaid expenses and other current assets	177	142
Total current assets	11,223	8,298
Property and equipment, net	106	161
Lease right-of-use assets	1,021	1,377
Intangible assets, net	318	349
Goodwill	759	759
License and supply agreement, net	164	216
Other assets	50	50
TOTAL ASSETS	$13,641	$11,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	914	649
Accrued expenses	1,462	565
Current portion of lease liabilities	391	348
Total current liabilities	2,767	1,562
Lease liabilities, net of current portion	672	1,063
TOTAL LIABILITIES	3,439	2,625

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at December 31, 2025 and 2024; 10,644,268 and 10,544,691 shares issued and outstanding at December 31, 2025 and 2024, respectively	11	11
Additional paid-in capital	153,329	152,906
Accumulated deficit	(143,138)	(144,332)
TOTAL STOCKHOLDERS’ EQUITY	10,202	8,585
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,641	$11,210

The accompanying notes are an integral part of these financial statements.

NEPHROS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Net revenue:
Product revenues	$18,234	$14,035
Royalty and other revenues	555	127
Total net revenues	18,789	14,162
Cost of goods sold	7,164	5,439
Gross Margin	11,625	8,723
Operating expenses:
Research and development	1,339	906
Depreciation and amortization	140	135
Selling, general and administrative	9,000	7,676
Total operating expenses	10,479	8,717
Operating income	1,146	6
Other (expense) income:
Interest expense	(1)	(1)
Interest income	139	94
Other expense net	(78)	(10)
Total other income	60	83
Income before income taxes	1,206	89
Income tax expense	(12)	(15)
Net income	1,194	74

Net income per common share, basic	$0.11	$0.01
Net income per common share, diluted	$0.11	$0.01
Weighted average common shares outstanding, basic	10,612,288	10,525,197
Weighted average common shares outstanding, diluted	10,968,063	10,602,004

The accompanying notes are an integral part of these financial statements.

NEPHROS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	10,501,508	$10	$152,754	$(144,406)	$8,358
Net income	-	-	-	74	74
Cashless exercise of stock options	1,016	-	-	-	-
Restricted stock vesting	42,164	1	(1)	-	-
Stock-based compensation	-	-	153	-	153
Balance, December 31, 2024	10,544,691	$11	$152,906	$(144,332)	$8,585
Net income				1,194	1,194
Cashless exercise of stock options	28,869	-	-	-	-
Restricted stock vesting	70,708	-	147	-	147
Stock-based compensation	-	-	276	-	276
Balance, December 31, 2025	10,644,268	$11	$153,329	$(143,138)	$10,202

The accompanying notes are an integral part of these financial statements.

NEPHROS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$1,194	$74
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	55	46
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	84	91
Stock-based compensation	296	153
Inventory impairments and writeoffs	68	262
Change in right-of-use asset	356	447
Gain on asset disposal	-	(5)
(Gain) or loss on foreign currency transactions	5	(6)
Decrease (Increase) in operating assets:
Accounts receivable	(633)	(285)
Inventory	(685)	(407)
Prepaid expenses and other current assets	(35)	(10)
Other assets	-	36
(Decrease) Increase in operating liabilities:
Accounts payable	259	(220)
Accrued expenses	1,024	(226)
Lease liabilities	(343)	(442)
Net cash provided by (used in) operating activities	1,645	(492)
INVESTING ACTIVITIES:
Sale of property and equipment	-	5
Purchase of property and equipment	-	(55)
Net cash used in investing activities	0	(50)
FINANCING ACTIVITIES:
Principal payments on finance lease liability	(5)	(5)
Net cash used in financing activities	(5)	(5)
Net increase (decrease) in cash and cash equivalents	1,640	(547)
Cash and cash equivalents, beginning of year	3,760	4,307
Cash and cash equivalents, end of year	$5,400	$3,760
Supplemental disclosure of cash flow information
Cash paid for interest expense	$1	$2
Supplemental disclosure of noncash investing and financing activities
Right-of-use asset obtained in exchange for finance lease liability	$-	$22

The accompanying notes are an integral part of these financial statements.

NEPHROS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Nature of Operations

Nephros, Inc. (“Nephros” or the “Company”) was incorporated under the laws of the State of Delaware on April 3, 1997. The Company was founded by health professionals, scientists and engineers affiliated with Columbia University to develop advanced end stage renal disease (“ESRD”) therapy technology and products.

Beginning in 2009, Nephros introduced high-performance liquid purification filters to meet the demand for water purification in certain medical markets. The Company’s filters, generally classified as ultrafilters, are primarily used in hospitals for the prevention of infection from waterborne pathogens, such as Legionella and Pseudomonas, and in dialysis centers for the removal of biological contaminants from water and bicarbonate concentrate. The Company also develops and sells water filtration products for commercial applications, focusing on the hospitality and foodservice markets.

The Company’s primary  facility is located at 380 Lackawanna Place, South Orange, New Jersey 07079. This location along with our Whippany, NJ facility, houses the Company’s corporate headquarters, research, manufacturing, and distribution facilities.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amount of revenues and expenses, during the reporting period. Actual results could differ materially from those estimates. Included in these estimates are assumptions about the collection of accounts receivable, value of inventories, standalone selling prices, useful life of fixed assets and intangible assets, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets, the assessment of the ability to continue as a going concern   and assumptions used in determining stock compensation such as expected volatility and risk-free interest rate.

Liquidity

The Company generated net income for the year ended December 31, 2025, and had positive cash flow from operations of approximately $1.6 million for the same period. Our operations have consumed substantial amounts of cash since inception, generating an accumulated deficit of $143.1 million as of December 31, 2025. The Company continues to focus on growth in sales and managing expenses with the goal of maintaining cash flow positive from operations.

Concentration of Credit Risk

The Company deposits its cash in financial institutions. At times, such deposits may be in excess of insured limits. To date, the Company has not experienced any impairment losses on its cash. The Company also limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary.

Major Customers

For the years ended December 31, 2025 and 2024, the following customers accounted for the following percentages of our revenues, respectively:

Customer	2025	2024
A	22%	25%
B	12%	3%
C	10%	8%
Total	44%	36%

As of December 31, 2025 and 2024, the following customer accounted for the following percentage of our accounts receivable:

Customer	2025	2024
A	17%	13%
C	16%	4%
D	11%	6%
Total	44%	23%

Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. The company also classifies, as cash equivalents, certificates of deposit with an original maturity of greater than three months for which there is no cost to withdrawal funds prior to maturity date. At December 31, 2025 and 2024, cash and cash equivalents were deposited in financial institutions and consisted entirely of immediately available fund balances. The Company maintains its cash deposits and cash equivalents with financial institutions it believes to be well known and stable.

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The Company determines its allowance for credit losses by considering a number of factors, including the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the expected condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for credit losses as of December 31, 2025. The allowance for credit losses was approximately $11,000 as of December 31, 2024.

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

License and Supply Rights

The Company’s rights under the License and Supply Agreement with Medica are capitalized and stated at cost, less accumulated amortization, and are amortized using the straight-line method over the term of the License and Supply Agreement, which is from April 23, 2012 through December 31, 2030. The Company determines amortization periods for licenses based on its assessment of various factors impacting estimated useful lives and cash flows of the acquired rights. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. See Note 8 – License and Supply Agreement, net for further discussion.

Leases

The Company determines if an arrangement contains a lease at inception. Leases are included in lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet.

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

The Company adheres to ASC 360 and periodically evaluates whether current facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the difference between the asset’s fair value and its carrying value. For long-lived assets, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The Company reports an asset to be disposed of at the lower of its carrying value or its fair value less costs to sell. There were no impairment losses for long-lived assets recorded for the year ended December 31, 2025 and 2024.

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

Shipping and Handling Costs

Shipping and handling costs charged to customers are recorded as revenue and as cost of goods sold and were approximately $198,000 and $126,000 for the years ended December 31, 2025 and 2024, respectively. The company has elected the practical expedient and treats shipping and handling as a fulfillment cost.

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

Stock-Based Compensation

The fair value of stock options is recognized as stock-based compensation expense in the Company’s statement of operations. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of the Company’s stock option awards is estimated using a Black-Scholes option valuation model. This model requires the input of assumptions and elections including expected stock price volatility and the estimated life of each award. The fair value of stock-based awards is amortized over the vesting period of the award. For stock awards that vest based on performance conditions (e.g., achievement of certain milestones), expense is recognized when it is probable that the condition will be met.

Other Income and Expense, net

Other expense of approximately $78,000 and $10,000 for the years ended December 31, 2025 and 2024, respectively, primarily resulted from losses on foreign currency transactions.

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

For financial reporting purposes, the Company has incurred a loss in each period since its inception until 2024 Based on available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2025 and 2024.

ASC 740 prescribes, among other things, a recognition threshold and measurement attributes for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. ASC 740 utilizes a two-step approach for evaluating uncertain tax positions. Step one, or recognition, requires a company to determine if the weight of available evidence indicates a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, or measurement, is based on the largest amount of benefit that is more likely than not to be realized on settlement with the taxing authority. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2017. During the years ended December 31, 2025 and 2024, the Company recognized no adjustments for uncertain tax positions. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulation and interpretations, thereof.

See Note 11 – Income Taxes for further discussion.

Net Income  per Common Share

Basic income per common share is calculated by dividing net income available to common shareholders by the number of weighted average common shares issued and outstanding. Diluted income per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares issued and outstanding for the period, plus amounts representing the dilutive effect from the exercise of stock options and warrants and unvested restricted stock, as applicable. The Company calculates dilutive potential common shares using the treasury stock method, which assumes the Company will use the proceeds from the exercise of stock options and warrants to repurchase shares of common stock to hold in its treasury stock reserves.

A reconciliation of the Company’s basic and diluted income per common share is as follows:

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024
Numerator:
Net income	$1,194	$74

Denominator:
Basic weighted average common shares outstanding	10,612,288	10,525,197
Effect of potentially dilutive options	355,775	76,807
Diluted weighted average common shares outstanding	10,968,063	10,602,004

Income per common share:
Basic	$0.11	$0.01
Diluted	$0.11	$0.01

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	December 31,
	2025	2024
Shares underlying options outstanding	989,785	1,161,986
Unvested restricted stock	-	-

Foreign Exchange Transaction Gains/Losses

Transactions denominated in a currency other than an entity’s functional currency may give rise to transaction gains and losses. The Company recognizes transaction gains and losses within other (expense) income, net, within the statements of operations.

Segment Reporting

The Company operates in only one business segment from which the Company’s chief operating decision maker evaluates the financial performance of the Company.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. The guidance is effective for the Company’s annual reporting period ending December 31, 2025. The adoption of this standard during the year ended December 31, 2025, did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements, Not Yet Effective

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing the impact of adopting this guidance on its financial statements.

Note 3 – Revenue Recognition

The Company recognizes revenue related to product sales at a point-in-time when product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances. The allowance for sales returns was approximately $1,000 as of December 31, 2025 and $5,000 as of December 31, 2024.

The Company recognizes revenue related to royalty, service, and other agreements in accordance with the five-step model in ASC 606. Sales-based royalties, for which the license is the predominant item to which the royalties relate, are recognized (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Service revenue is recognized at a point in time when service is provided.  The Company is not entitled to payment until the point at which the service is completed. Certain contracts include additional product and related services in cases of emergencies. These performance obligations are separately invoiced at the time of the emergency and are not included in the initial customer contract price.

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

Royalty and other revenues recognized for the years ended December 31, 2025 and 2024 (in thousands) is comprised of:

	Years Ended December 31,
	2025	2024
Service	$520	$78
Other revenue	24	43
Royalty revenue under the Sublicense Agreement with CamelBak (1)	11	6
Total royalty and other revenues	$555	$127

(1)	In May 2015, the Company entered into a Sublicense Agreement (the “Sublicense Agreement”) with CamelBak Products, LLC (“CamelBak”). Under this Sublicense Agreement, the Company granted CamelBak an exclusive, non-transferable, worldwide (with the exception of Italy) sublicense and license, in each case solely to market, sell, distribute, import and export the IWTD. In exchange for the rights granted to CamelBak, CamelBak agreed, through December 31, 2022, to pay the Company a percentage of the gross profit on any sales made to a branch of the U.S. military, subject to certain exceptions, and to pay a fixed per-unit fee for any other sales made. CamelBak was also required to meet or exceed certain minimum annual fees payable to the Company, and, if such fees are not met or exceeded, the Company was able to convert the exclusive sublicense to a non-exclusive sublicense with respect to non-U.S. military sales. In the first quarter of 2019, the Sublicense Agreement was amended to eliminate the minimum fee obligations starting May 6, 2018 and, as such, CamelBak has no further minimum fee obligations. The Sublicense Agreement expired on December 31, 2022, though we and CamelBak thereafter orally agreed to continue operating under the terms of the Sublicense agreement. In March 2024, we entered into a further written amendment to the Sublicense Agreement, which was made effective December 31, 2022, that extended the term of the Sublicense Agreement through December 31, 2025. In March 2026, we entered into a further written amendment to the Sublicense Agreement, which was made effective January 1, 2026, that extended the term of the Sublicense Agreement through December 31, 2027.

Note 4 – Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period.

At December 31, 2025 and December 31, 2024, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At December 31, 2025 and December 31, 2024, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
December 31, 2025
Money market funds	$4,205	-	-
Cash equivalents	$4,205	$-	$-

December 31, 2024
Money market funds	$1,866	-	-
Cash equivalents	$1,866	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2025 and 2024 due to the short-term maturity of these instruments.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of December 31, 2025 and 2024 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 - Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of December 31, 2025 and December 31, 2024, were as follows:

(In thousands)	December 31,
	2025	2024
Finished goods	$2,973	$2,261
Raw material	259	354
Total inventory	$3,232	$2,615

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2025, and 2024 was as follows (in thousands):

	Estimated Useful	December 31,
	Life	2025	2024
Manufacturing and research equipment	3-7 years	$899	$899
Capitalized internal use software and website development	5 years	103	103
Computer equipment	3-4 years	43	43
Furniture and fixtures	7 years	37	37
Leasehold improvements	Life of lease	88	88
Property and equipment, gross		1,170	1,170
Less: accumulated depreciation		(1,064)	(1,009)
Property and equipment, net		$106	$161

Depreciation expense for the years ended December 31, 2025 and 2024 was approximately $55,000  and $46,000, respectively.

Note 7 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets at December 31, 2025 and December 31, 2024, are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	$540	(222)	318	540	(191)	349
Total intangible assets	$540	$(222)	$318	$540	$(191)	$349

The Company recognized amortization expense of approximately $32,000 for the years ended December 31, 2025, and 2024, respectively, which is included in selling, general, and administrative expenses on the accompanying statement of operations.

As of December 31, 2025, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2026	$32
2027	32
2028	32
2029	32
2030	32

Goodwill

Goodwill had a carrying value on the Company’s balance sheets of $0.8 million at December 31, 2025 and 2024, respectively. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2025, or 2024 as the Company determined that it was not more likely than not that the fair value of goodwill was less than its carrying value.

Note 8 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Medica is currently the Company’s sole supplier of the filter material used in certain of the Company’s products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. In December 2023, the Company signed a new agreement with Medica which had extended the term until December 31, 2028. In November 2025, the Company signed a new agreement with Medica which extends the term until December 31, 2030, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement.   As of November 21, 2025 the Company has agreed with Medica to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms.

In exchange for the rights granted, we have agreed to make minimum annual aggregate purchases from Medica of €4,629,000, €4,976,000, €5,349,000, €5,750,000, €6,000,000, €6,300,000 for the years 2025, 2026, 2027, 2028, 2029 and 2030, respectively. The Company satisfied its minimum purchase requirement for 2025, but if the Company is unable to satisfy its remaining minimum purchase commitment for 2026 and beyond, it will be in breach of the License and Supply Agreement, giving Medica a right of termination.

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the balance sheet is $0.2 million as of December 31, 2025 and 2024, respectively. Accumulated amortization is $2.1 million as of December 31, 2025 and 2024, respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of $52,000 and $54,000 was recognized for the years ended December 31, 2025 and 2024, respectively, in the statement of operations.

As of November 21, 2025, the Company has contractually agreed to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the years ended December 31, 2025 or 2024.

Note 9 – Leases

The Company has operating leases for corporate offices, and office equipment. The leases have remaining lease terms of 2 to 3 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Operating lease cost	$351	$447
Finance lease cost:
Amortization of right-of-use assets	5	5
Interest on lease liabilities	1	2
Total finance lease cost	6	7
Variable lease cost	105	108
Total lease cost	$462	$562

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$435	$562
Financing cash flows from finance leases	$5	$5

Supplemental balance sheet information related to leases was as follows (in thousands except years):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$1,004	$1,355
Finance lease right-of-use assets	$17	$22

Current portion of operating lease liabilities	$386	$343
Operating lease liabilities, net of current portion	661	1,046
Total operating lease liabilities	$1,047	$1,389

Current portion of finance lease liabilities	$5	$5
Finance lease liabilities, net of current portion	11	17
Total finance lease liabilities	$16	$22

Weighted average remaining lease term
Operating leases	2.6 years	3.6 years
Finance leases	2.8 years	3.8 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$450	$7
2027	450	7
2028	251	5
Total future minimum lease payments	1,151	19
Less imputed interest	(104)	(3)
Total	$1,047	$16

Note 10 - Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Accrued bonus	$1,019	$209
Accrued directors’ fees	29	129
Accrued legal	60	7
Accrued sales commission	171	123
Accrued sales tax payable	15	35
Accrued taxes	93	9
Accrued other	75	53
	$1,462	$565

Note 11 - Income Taxes

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024
Current
Federal	-	-
State and local	$12	15
Total Current	$12	15
Deferred:
Federal	-	-
State and local	-	-
Total Deferred	-	-
Total provision (benefit) for income taxes	$12	15

A reconciliation of the income tax benefit computed at the statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2025, and 2024 is as follows:

	Years Ended December 31,
	2025		2024
	$ in thousands	Percent	$ in thousands	Percent
U.S. Federal Statutory Rate	$253	21.00%	$19	21.00%
State income tax expense, net of federal income tax effect*	187	15.52%	49	55.78%
Tax Credits	88	7.26%	107	121.37%
Expired NOLs	390	32.30%	829	940.83%
Stock-based Compensation	215	17.84%	56	63.65%
Other Nontaxable or Nondeductible Items	1	0.03%	-	0.09%
Valuation Allowance	(1,122)	-92.96%	(1,045)	-1186.05%
Effective Tax Rate	$12.00	0.99%	$15	16.67%

The majority of the state tax expense relates to operations in New Jersey, Arizona, and California.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$15,082	$15,628
Research and development credits	893	980
Nonqualified stock option compensation expense	395	601
Lease liabilities	255	348
Capital loss carryforwards	2,035	2,090
Fixed and intangible basis difference	-	-
Other temporary book - tax differences	652	857
Total deferred tax assets	19,312	20,504

Deferred tax liabilities:
Lease right-of-use assets	(245)	(339)
Fixed and intangible asset basis difference	(158)	(134)
Total deferred tax liabilities	(403)	(473)

Deferred tax assets, net	18,909	20,031
Valuation allowance for deferred tax assets	(18,909)	(20,031)
Net deferred tax assets after valuation allowance	$-	$-

A valuation allowance has been recognized to offset the Company’s net deferred tax asset as it is more likely than not that such net asset will not be realized. The Company primarily considered its historical loss and potential Internal Revenue Code Section 382 limitations to arrive at its conclusion that a valuation allowance was required. The Company’s valuation allowance decreased approximately $1.1 million from December 31, 2024 to December 31, 2025.

At December 31, 2025, the Company had Federal income tax net operating loss carryforwards of $70 million and State income tax net operating loss carryforwards of $5.3 million. The Company had Federal research and development tax credit carryforwards of $0.90 million at December 31, 2025. The Company’s net operating losses and research and development tax credits may ultimately be limited by Section 382 of the Internal Revenue Code and, as a result, the Company may be unable to offset future taxable income (if any) with losses, or its tax liability with credits, before such losses and credits expire. Included in the Federal net operating loss carryforwards are $14 million of losses generated from 2018 onward that have an indefinite carryover period. The remaining Federal and State net operating loss carryforwards and Federal and State tax credit carryforwards will expire at various times between 2025 and 2044 unless utilized.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions. The Company is subject to income tax examinations by major taxing authorities for all tax years subsequent to 2021 and does not anticipate a change in its uncertain tax positions within the next twelve months. The Company’s policy is to report interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Income taxes paid, net of refunds received during the year were not material. Such payments primarily related to U.S State jurisdictions. The total tax paid, net of refunds, during the year ended on December 31, 2025, was $2,000.

Note 12 - Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s statement of operations. The Company calculates stock-based compensation expense in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Plans

In 2024, the Board of Directors adopted the Nephros, Inc. 2024 Equity Incentive Plan (“2024 Plan”). As of December 31, 2025, options to purchase 212,755 shares of common stock had been issued to employees under the 2024 Plan and were outstanding. The options issued to employees expire on various dates between November 6, 2034 and November 10, 2035. As of December 31, 2025, there were 1,294,708 shares available for future grant under the 2024 Plan.

Generally, grants vest based on a service condition only and vest between two to four years. The share reserve under the 2024 Plan is be automatically increased from time to time for shares subject to outstanding stock awards under the 2015 Plan (as defined below) and that following the effective date of the 2024 Plan: (i) are not issued because such stock award or any portion thereof expires or otherwise terminates without all of the shares covered by such stock award having been issued; (ii) are not issued because such stock award or any portion thereof is settled in cash; (iii) are forfeited back to or repurchased by the Company because of the failure to meet a contingency or condition required for the vesting of such shares; (iv) are withheld or reacquired to satisfy the exercise, strike or purchase price; or (v) are withheld or reacquired to satisfy a tax withholding obligation. However, the maximum number of shares that may be available for issuance under the 2024 Plan cannot exceed 2,616,875. The maximum contractual term for stock options granted under the 2024 Plan is 10 years.

The Company had previously adopted the Nephros, Inc. 2015 Equity Incentive Plan (“2015 Plan”), pursuant to which the Company granted equity awards to its officers, directors, employees and other service providers. Following the adoption of the 2024 Plan, the Company ceased using the 2015 Plan for granting equity awards.

As of December 31, 2025, options to purchase 1,010,281 shares of common stock had been issued to employees under the 2015 Plan and were outstanding. The options issued to employees expire on various dates between May 14, 2026 and May 14, 2034. No shares are available for future grants under the 2015 Plan.

In 2023, the Company issued 122,524 stock options outside of the 2015 Plan to the Company’s new Chief Financial Officer. The terms for these options are identical to those issued to employees under the 2015 Plan.

Stock Options

The Company has elected to recognize forfeitures as they occur. Stock-based compensation expense related to stock options was approximately $0.3 million and $0.1 million for the years ended December 31, 2025, and 2024, respectively.

For the year ended December 31, 2025, approximately $266,000 and $11,000     are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying statement of operations. For the year ended December 31, 2024, $131,000 and approximately $6,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying statement of operations.

The following table issued summarizes the option activity for the years ended December 31, 2025:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2024	1,238,793	$3.20
Options granted	221,304	1.82
Options forfeited	(60,737)	4.50
Options expired	(1,667)	7.11
Options exercised (1)	(52,132)	1.96
Outstanding at December 31, 2025	1,345,561	$2.96

(1)	52,132 options were exercised via cashless exercise which resulted in 28,869 shares issued.

The following table summarizes the options exercisable and vested and expected to vest as of December 31, 2025.

	Shares	Weighted Average Exercise Price
Vested at December 31, 2025	890,653	$3.60
Vested and expected to vest at December 31, 2025	1,263,633	$3.04

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Assumption for Option Grants	2025	2024
Stock Price Volatility	63.43%	69.54%
Risk-Free Interest Rates	4.22%	4.45%
Expected Life (in years)	6.03	6.08
Expected Dividend Yield	0%	0%

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

The weighted-average fair value of options granted in 2025 and 2024 is $1.13 and $1.40, respectively. The aggregate intrinsic values of stock options outstanding and stock options vested or expected to vest as of December 31, 2025 was approximately $3.2 million and $2.9 million respectively. A stock option has intrinsic value, at any given time, if and to the extent that the exercise price of such stock option is less than the market price of the underlying common stock at such time. The weighted-average remaining contractual life of options vested or expected to vest as of December 31, 2025 was approximately 6.1 years.

The intrinsic values of stock options exercised was approximately $125,000 and $2,000 for the years ended December 31, 2025, and 2024 respectively.

As of December 31, 2025, there was $0.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which will be amortized over the weighted average remaining requisite service period of 2.03 years.

The Company did not recognize an income tax benefit for the years ended December 31, 2025, and 2024. While the Company generated taxable income during the year ended December 31, 2025, this income was fully offset by the utilization of net operating loss carryforwards for which the company continues to maintain a full valuation allowance against its deferred tax assets as of December 31, 2025.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and non-employee directors. The grant date fair value of restricted stock is based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity for the years ended December 31, 2025, and 2024:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	42,167	$3.18
Granted	-	-
Vested	(42,167)	3.18
Nonvested at December 31, 2024	-	$-
Granted	70,708	2.07
Vested	(70,708)	2.07
Nonvested at December 31, 2025	-	$-

The total fair value of restricted stock that vested during each of the years ended December 31, 2025 and 2024 was approximately $0.1 million.

Total stock-based compensation expense for restricted stock was approximately $19,000 and $15,000 for the year ended December 31, 2025 and 2024, respectively and is recognized in selling, general and administrative expenses on the accompanying statement of operations.

As of December 31, 2025 and December 31, 2024, there was no unrecognized compensation expense related to restricted stock-based awards granted under the equity compensation plans.

Note 13 – Savings Incentive Match Plan

On January 1, 2017, the Company established a Savings Incentive Match Plan for Employees Individual Retirement Account (SIMPLE IRA), which covers all employees. The SIMPLE IRA Plan provides for voluntary employee contributions up to statutory IRA limitations. The Company matches 100% of employee contributions to the SIMPLE IRA Plan, up to 3% of each employee’s salary. The Company contributed and expensed approximately $115,000 and $105,000 to the SIMPLE IRA in 2025 and 2024, respectively.

Note 14 – Segment Information

The Company operates in one operating segment, and therefore one reportable segment, focused on the development and sale of high-performance water solutions to the medical and commercial markets. The Company manages business activities primarily through the development and commercialization of water filtration products, which are sold to U.S. and international customers.

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

The following is a summary of the significant revenue and expense categories, and net income  provided to the CODM (in thousands):

	Years Ended December 31,
	2025	2024
Net revenue:
Product revenues	$18,234	$14,035
Royalty and other revenues	555	127
Total net revenues	18,789	14,162
Cost of goods sold	7,164	5,439
Gross Margin	11,625	8,723
Operating expenses:
Research and development	1,339	906
Selling, general and administrative	9,000	7,676
Other operating expenses (1)	140	135
Total operating expenses	10,479	8,717
Operating income	1,146	6
Other income	60	83
Income tax expense	(12)	(15)
Net income	1,194	74

(1)	Other operating expenses is comprised of depreciation and amortization.

Note 15 – Subsequent Events

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, thereby invalidating prior IEEPA-based tariff programs previously announced by the current U.S. Administration. Following the decision, the President issued an executive order directing that the collection of such IEEPA-based duties end “as soon as practicable.” Although the Supreme Court ruling may allow importers to claim refunds of such previously paid IEEPA-related duties, no refund mechanism has been established, and recovery may require administrative proceedings or litigation, with timing and outcomes uncertain. On the same date, the U.S. Administration announced new temporary global tariffs under Section 122 of the Trade Act of 1974 to take effect February 24, 2026. The Company is assessing the effects of these developments. No asset or gain related to potential tariff refunds has been recognized due to uncertainty regarding eligibility, amount, and timing.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 31, 2025. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2025, due to the existence of a material weakness in our internal control over financial reporting. Notwithstanding such material weakness, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on the assessment, management concluded that the internal control over financial reporting was not effective as of December 31, 2025.

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

In response to the material weakness, with the oversight of the board of directors, management worked with its outside accounting consultants to establish controls and protocols designed to properly recognize revenue from contracts with multiple performance obligations while ensuring appropriate accounting for all material sales contracts. Specifically, we developed a process to correctly price product and service revenues on a standalone basis in order to properly allocate revenue from combined contracts between product and other revenues (service). We also implemented new controls to ensure that we properly recognize the specific point in time at which contracted services are completed and approved by the customer. In addition to developing internal processes and controls, we provided additional training to our sales team, to properly capture the relevant information needed when we price contracts and when contracted services are completed by us and approved by the customer. We  will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than our remediation efforts with respect to the material weakness described above, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements of Nephros, Inc.

(2) Exhibits:

Exhibit No.	Description
2.1	Agreement for Purchase and Sale of Assets, dated October 4, 2022, by and between Nephros, Inc. and BWSI, LLC, incorporated by reference to Exhibit 2.1 to Nephros Inc.’s Current Report on Form 8-K, filed with the SEC on November 21, 2022 (pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain information contained in this Exhibit 2.1 has been redacted as indicated therein).

3.1	Conformed Copy of the Fourth Amended and Restated Certificate of Incorporation, incorporating those Certificates of Amendment dated June 4, 2007; June 29, 2007; November 13, 2007; October 23, 2009; March 10, 2011; March 11, 2011 and July 8, 2019, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 7, 2019.

3.2	Second Amended and Restated By-Laws of the Registrant, incorporated by reference to Exhibit 3.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on December 3, 2007.

4.1	Specimen of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 to Nephros, Inc.’s Amendment No. 1 to Registration Statement on Form S-1/A (Reg. No. 333-116162), filed with the SEC on July 20, 2004.

4.2	Description of Capital Stock, incorporated by reference to Exhibit 4.5 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

10.1	Nephros, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.2	Form of Incentive Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.3	Form of Non-Qualified Stock Option Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.4	Form of Restricted Stock Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.5	Form of Restricted Stock Unit Agreement under the 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 15, 2015. †

10.6	Nephros, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on May 24, 2024. †

10.7	Form of Stock Option Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024). †

10.8	Form of Restricted Stock Grant Notice under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024). †

10.9	Registration Rights Agreement, dated September 19, 2007, among the Registrant and the Holders, incorporated by reference to Exhibit 10.3 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 25, 2007.

10.10	Form of Registration Rights Agreement, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.57 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-169728), filed with the SEC on October 1, 2010.

10.11	Registration Rights Agreement, dated February 4, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.68 to Nephros, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-187036), filed with the SEC on March 4, 2013.

10.12	First Amendment to Registration Rights Agreement, dated May 23, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 13, 2013.

10.13	Registration Rights Agreement, dated November 12, 2013, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on November 14, 2013.

10.14	First Amendment to Registration Rights Agreement, dated April 14, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

10.15	Registration Rights Agreement, dated August 29, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on September 3, 2014.

10.16	First Amendment to Registration Rights Agreement, dated September 23, 2014, between the Registrant and Wexford Capital LP, incorporated by reference to Exhibit 10.5 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 13, 2014.

10.17	Registration Rights Agreement dated March 17, 2017, among the Registrant and the Purchasers identified therein, incorporated by reference to Exhibit 10.2 to Nephros, Inc.’s Current Report on Form 8-K, filed with the SEC on March 23, 2017.

10.18	Employment Agreement dated May 5, 2023, between Nephros, Inc. and Robert Banks (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023). †

10.19	Letter Agreement, dated July 28, 2023, between Nephros, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.31 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023). †

10.20	Amendment to Letter Agreement, dated February 26, 2025, between Nephros, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarter Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 15, 2025). †

10.21	Inducement Stock Option Agreement, dated November 1, 2023, between Nephros, Inc. and Judy Krandel (incorporated by reference to Exhibit 10.32 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023). †

10.22	Nephros, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to Nephros, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025).

10.23	License and Supply Agreement, dated November 21, 2025, between Nephros, Inc. and Medica S.p.A. (pursuant to Item 601(b)(2)(ii) of Regulation S-K, certain information contained in this Exhibit 10.23 has been redacted as indicated therein).+ *

19.1	Nephros, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024).

23.1	Consent of Baker Tilly US, LLP Independent Registered Public Accounting Firm. *

24.1	Power of Attorney (included on the signature page). *

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

97.1	Nephros, Inc. Policy for Recoupment of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023).

101	Interactive Data File. *

*	Filed herewith.
†	Management contract or compensatory plan arrangement.
+	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: March 12, 2026
	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2026
	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

We, the undersigned directors and officers of Nephros, Inc., hereby severally constitute and lawfully appoint Robert Banks, our true and lawful attorney-in-fact with full power to him to sign for us, in our names in the capacities indicated below, the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 of Nephros, Inc. and any and all amendments thereto, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Banks	President, Chief Executive Officer	March 12, 2026
Robert Banks	(Principal Executive Officer)

/s/ Judy Krandel	Chief Financial Officer	March 12, 2026
Judy Krandel	(Principal Financial and Accounting Officer)

/s/ Arthur H. Amron	Director	March 12, 2026
Arthur H. Amron

/s/ Oliver Spandow	Director	March 12, 2026
Oliver Spandow

/s/ Lisa Nettis	Director	March 12, 2026
Lisa Nettis

/s/ Joe Harris	Director	March 12, 2026
Joe Harris

