Form 10-K/A
period 2025-12-31
NEPHROS INC
filed 2026-04-30
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

EXPLANATORY NOTE

Nephros, Inc. (the “Company,” “Nephros,” “we,” “us” or “our”) is filing this Amendment No. 1 to Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original 10-K”). The purpose of this Amendment is to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by the above referenced items to be incorporated into our Annual Report on Form 10-K by reference from our definitive proxy statement for our annual meeting of stockholders required to be filed pursuant to Regulation 14A if such proxy statement is filed no later than 120 days after the end of our fiscal year. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Original 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Biographical information regarding our directors is set forth below. Each of these directors has served continuously as a member of our Board since the year indicated below.

Name	Age (as of 4/29/26)	Director Since	Business Experience for the Last Five Years

Arthur H. Amron	69	2007	Mr. Amron has served as a director of our company since September 2007. Mr. Amron is a special limited partner of, and consultant to, Wexford Capital LP, an SEC-registered investment advisor. Mr. Amron joined Wexford as General Counsel in 1994 and became a Partner in 1999, holding such positions through December 2023. Mr. Amron also actively participates in various private equity transactions, particularly in the bankruptcy and restructuring areas, and has served on the boards and creditors’ committees of a number of public and private companies in which Wexford has held investments. Mr. Amron has also served as a director of Mammoth Energy Service, Inc., a Nasdaq-listed company, since January 2019. From 1991 to 1994, Mr. Amron was an associate at Schulte Roth & Zabel LLP, specializing in corporate and bankruptcy law, and from 1984 to 1991, Mr. Amron was an associate at Debevoise & Plimpton LLP specializing in corporate litigation and bankruptcy law. Mr. Amron holds a J.D. from Harvard University, a B.A. in Political Theory from Colgate University and is a member of the New York Bar. Among other experience, qualifications, attributes and skills, Mr. Amron’s legal training and experience in the capital markets, as well as his experience serving on boards of directors of other public companies, led our Board to conclude that he should serve as a director of our company in light of our business and structure.

Robert Banks	51	2023	Mr. Banks has served as our President and Chief Executive Officer since May 2023. Prior to joining us, Mr. Banks most recently served as Vice President Global OEM & Strategic Accounts at Danfoss Power Solutions, a position he held from November 2021 to May 2023. Prior to that, he was Executive Director of Product Management at ITT Goulds Pumps from October 2018 to November 2021. Previously, Mr. Banks was employed for 19 years at General Electric, holding various positions of increasing responsibility, including more than 16 years with GE Water & Process Technologies. Mr. Banks received his Bachelor of Arts in Mechanical Engineering from the University of Delaware and his M.B.A. from the University of Maryland University College. Among other experience, qualifications, attributes and skills, Mr. Banks’s extensive operational and business development experience led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Joseph Harris	58	2022	Mr. Harris was appointed to our Board in September 2022. He is currently the VP, National Account at Murj, a position he has held since January 2023 and was also previously the Midwest, Sales Director. Prior to that, he was Areas Sales Director, East at HeartFlow, Inc. from January 2018 to February 2019 and Midwest Regional Sales Director at BIOTRONIK from January 2016 to January 2018. He also held various positions with Boston Scientific from 1998 to 2015, including Regional Sales Manager, and previously served as an officer in the United States Army. Mr. Harris holds a B.S. in Systems Engineering Economics from the United States Military Academy at West Point and an M.B.A. in Marketing Finance from the University of Michigan. Among other experience, qualifications, attributes and skills, Mr. Harris’s extensive sales background led our Board to conclude that he should serve as a director of our company in light of our business and structure.

Lisa Nettis	55	2025	Ms. Nettis was the Chief Financial Officer of Sky Organics, an organic and natural products company, a position she held from 2021 through February 2025. Previously, she held various director-level positions at Newell Brands and Jarden Consumer Solutions (prior to its acquisition by Newell Brands) from 2008 to 2021, including Director, Global Operations and Productivity and Director of Commercial Finance, North America. Ms. Nettis received her Bachelor of Science in Accounting from Miami University (Ohio) and her M.B.A. in Marketing and Corporate Strategy from the University of Michigan. Among other experience, qualifications, attributes and skills, Ms. Nettis’s extensive finance and management experience led to the conclusion of our Board that she should serve as a director of our company in light of our business and structure.

Oliver Spandow	54	2018	Mr. Spandow was appointed to our Board in August 2018 and has served as the Chief Financial Officer, Executive Vice President and a member of the board of directors of IDOC, LLC, an optometry-based consulting and member service organization since December 2014. Prior to IDOC, Mr. Spandow spent 15 years with Johnson and Johnson (J&J), including roles as the General Manager of the J&J Vision Care business in the United Kingdom and Ireland, Vice President of Strategic Accounts and Business Insights at Vistakon (J&J) USA, and Vice President, Finance and CFO of Vistakon (J&J) USA. While at J&J, in addition to general finance, sales and marketing roles, Mr. Spandow was involved with multiple acquisitions, divestment, and licensing deals. Prior to J&J, Mr. Spandow was a Management Consultant with Price Waterhouse. Mr. Spandow holds a B.S. in Finance from the University of Connecticut and an M.B.A. from the Fuqua School of Business, Duke University. Among other experience, qualifications, attributes and skills, Mr. Spandow’s experience with transactions and organization scale-up in the medical device space led our Board to conclude that he should serve as a director of our company in light of our business and structure. In addition, his extensive finance background, including his current employment as chief financial officer, is invaluable to Mr. Spandow’s role as an audit committee financial expert and the Chair of our Audit Committee.

Executive Officers

Our executive officers are Robert Banks, who serves as our President and Chief Executive Officer, and Judy Krandel, who serves as our Chief Financial Officer. Mr. Banks’s biography may be found above in the section titled “Directors.”

Ms. Krandel, 61, joined the Company as its Chief Financial Officer on November 1, 2023. Prior to joining the Company, Ms. Krandel most recently served as Chief Financial Officer of Recruiter.com, a position she held from June 2020 to June 2023. From November 2016 to December 2019, she served as Chief Financial Officer, and then Senior Business Development Consultant for Paltalk, Inc. (f/k/a PeerStream, Inc.). From March 2012 to November 2016, Ms. Krandel was the Portfolio Manager for Juniper Investment Company, a small-cap hedge fund. Ms. Krandel spent the earlier part of her career as an equity analyst and portfolio manager focusing on small-cap public equities. Since December 2023, she has served on the board of directors of Beam Global (Nasdaq: BEEM), a provider of infrastructure solutions for the electrification of transportation and energy security, and previously served on the board of directors of Lincoln First Bancorp, Snap Interactive, Inc. (n/k/a PeerStream, Inc.) and CynergisTek, Inc. in the banking, digital media and healthcare cybersecurity industries. She is a graduate of the Wharton School of Business of the University of Pennsylvania with a degree in finance and the Booth School of Business of the University of Chicago with an M.B.A. in finance and accounting.

Code of Business Conduct and Code of Ethics

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) for our employees, officers and directors. The Code of Ethics is available free of charge on our website at https://investors.nephros.com/corporate-governance/. We intend to timely disclose any amendments to, or waivers from, our Code of Ethics that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC or posting such amendment or waiver on our website.

Audit Committee

The Audit Committee is currently composed of Oliver Spandow (Chairman), Joseph Harris, and Lisa Nettis, none of whom is our employee. Each of Mr. Spandow, Mr. Harris, and Ms. Nettis has been determined by the Board to be independent under the Nasdaq listing standards. The purpose of the Audit Committee is to (i) oversee accounting, auditing, and financial reporting processes; (ii) ensure that our internal controls and procedures are designed to promote compliance with accounting standards and applicable laws and regulations; and (iii) appoint and evaluate the qualifications and independence of our independent registered public accounting firm. The Audit Committee held four meetings in 2025.

The Board has determined that all Audit Committee members are financially literate under the Nasdaq listing standards. The Board also determined that Mr. Spandow qualifies as an “audit committee financial expert” as defined in the applicable SEC rules, based on his extensive experience previously outlined.

Insider Trading Policy

Our Insider Trading Policy governs the purchase, sale, and other disposition of our securities by directors, officers, employees and certain other covered persons, a copy of which is filed as an exhibit hereto. The policy is designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. Our Insider Trading Policy also prohibits officers, directors and employees from pledging or selling short Company stock and further prohibits them from engaging in hedging or buying or selling puts or calls with respect to Company securities.

Item 11. Executive Compensation

The following table sets forth all compensation earned in the years ended December 31, 2025, and 2024 by our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Robert Banks	2025	362,500	253,750	-	10,875	627,125
President and Chief Executive Officer	2024	350,000	35,000	14,672	10,500	410,172

Judy Krandel	2025	144,200	60,564	117,853	-	322,617
Chief Financial Officer	2024	141,704	7,000	-	-	148,704

(1)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of the option awards are set forth in Notes 2 and 12 to the consolidated financial statements included in this Annual Report.

(2)	Consists of employer matching SIMPLE IRA Plan contributions.

Option and Restricted Stock Holdings and Fiscal Year-End Option and Restricted Stock Values

The following table shows information concerning unexercised options and unvested restricted stock awards outstanding as of December 31, 2025 for our named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2025

		Option Awards (2)				Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Restricted Stock that Have Not Vested (#)	Market Value of Shares of Restricted Stock that Have Not Vested ($)
Robert Banks	05/04/2023	223,228	133,937	1.44	05/04/2033
Robert Banks	05/14/2024	3,902	6,504	2.13	05/14/2034	—	—
Judy Krandel	11/01/2023	61,263	61,261	1.71	11/01/2033	—	—
Judy Krandel	03/27/2025	-	54,359	1.67	03/27/2035
Judy Krandel	03/27/2025	-	58,961	1.67	03/27/2035

(1)	For better understanding of this table, we have included an additional column showing the grant date of stock options.

(2)	Stock options became or will become exercisable in accordance with the vesting schedule below:

Name	Grant Date	Vesting

Robert Banks	05/04/2023	25% of the shares subject to the option will vest on the first anniversary of the grant date, the remainder of the shares subject to the option will vest therein after on a quarterly basis.

Robert Banks	05/14/2024	25% of the shares subject to the option will vest on the first anniversary of the grant date, the remainder of the shares subject to the option will vest therein after on a quarterly basis.

Judy Krandel	11/01/2023	25% of the shares subject to the option will vest on the first anniversary of the grant date, the remainder of the shares subject to the option will vest therein after on a quarterly basis.

Judy Krandel	03/27/2025	25% of the shares subject to the option will vest on the first anniversary of the grant date, the remainder of the shares subject to the option will vest therein after on a quarterly basis.

Judy Krandel	03/27/2025	All of the Shares shall vest upon the closing of a strategic transaction that the Board of Directors of the Company determines is expected to result in an increase in the Company’s annual revenue (i) if such transaction is consummated in fiscal year 2025, of at least $4,000,000, or (ii) if such transaction is consummated in a year following fiscal year 2025, of at least the greater of (A) $4,000,000 or (B) 25% of the Company’s anticipated or projected annual revenue for such year, in all cases as determined by the Board of Directors of the Company.

Employment and Change in Control Agreements

We have used employment agreements as a means to attract and retain executive officers. We believe that these agreements provide our executive officers with the assurance that their employment is a long-term arrangement and provide us with the assurance that the officers’ services will be available to us for the foreseeable future.

Agreement with Mr. Banks

On May 5, 2023, Mr. Banks was appointed President and Chief Executive Officer effective May 11, 2023. Pursuant to the terms of his employment agreement (the “Banks Employment Agreement”), Mr. Banks receives an initial base salary of $350,000 that will automatically increase to $400,000 at such time as the Company has achieved annual net revenue of at least $15 million in any fiscal year, and further increase to $450,000 at such time as the Company has achieved annual net revenue of at least $20 million in any fiscal year. Although the Company had not yet achieved the $15 million revenue milestone, the Board nevertheless determined in November 2025 to increase Mr. Banks’ base salary to $400,000 effective October 1, 2025. Such determination was based on the recognition that the Company had achieved $15 million in revenue during each of the trailing 12-month periods ending March 31, 2025, June 30, 2025, and September 30, 2025. Mr. Banks is also eligible for an annual performance bonus targeted at 50% of his annualized base salary, based primarily on Company performance and other performance objectives established by the Board. His employment agreement also provides that if we terminate Mr. Banks without “cause” or Mr. Banks resigns for “good reason” (as defined in his agreement), then Mr. Banks will be entitled to up to twelve months of continued base salary and health benefits. Further, upon a Change of Control (as defined in the Nephros, Inc. 2015 Stock Incentive Plan), all stock options awarded pursuant to the Banks Employment Agreement will vest and become immediately exercisable.

Agreement with Ms. Krandel

On November 1, 2023, Ms. Krandel was appointed Chief Financial Officer. Pursuant to the terms of a Letter Agreement dated as of July 28, 2023 (the “Krandel Letter Agreement”), Ms. Krandel receives an initial base salary of $140,000 and is eligible for an annual performance bonus targeted at 25% of her annualized base salary, based primarily on Company performance and other performance objectives established by the Board. On February 26, 2025, the Company and Ms. Krandel entered into an amendment to the Krandel Letter Agreement (the “Krandel Amendment”), pursuant to which Ms. Krandel’s annual performance bonus target was increased to 30% of her annualized base salary. Additionally, in the event Ms. Krandel’s employment is terminated for any reason other than Cause (as defined in the Krandel Amendment), then all stock options held by Ms. Krandel will become fully vested and immediately exercisable.

Change in Control Agreements

Although we do not currently have change in control agreements in place with any employees (other than the Banks Employment Agreement), our 2024 Equity Incentive Plan (the “2024 Plan”) provides that in the event of a corporate transaction, as such term is defined in the 2024 Plan, outstanding awards under the 2024 Plan may be treated in accordance with one or more of the following methods as determined by the Board in its sole discretion: (i) settle such awards for an amount of cash or securities, where in the case of stock options and stock appreciation rights, the value of such amount will be equal to the in-the-money spread value of such awards; (ii) provide for the assumption or substitution of such awards with new awards that will substantially preserve the applicable terms of any affected awards previously granted under the 2024 Plan; (iii) modify the terms of such awards to add events, conditions or circumstances (including termination of employment or service within a specified period after a corporate transaction) upon which the vesting of such awards will accelerate; (iv) deem any performance conditions satisfied at target, maximum or actual performance through closing or provide for the performance conditions to continue after closing or (v) provide that for a period of at least 20 days prior to the corporate transaction, any stock options or stock appreciation rights that would not otherwise become exercisable prior to the corporate transaction will be exercisable and that any stock options or stock appreciation rights not exercised prior to the consummation of the corporate transaction will terminate after the closing.

Under the 2024 Plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of the Company’s assets, (2) a sale or other disposition of at least 50% of the total combined voting power of the Company’s outstanding securities, (3) a merger, consolidation or similar transaction following which the Company is not the surviving corporation, (4) a merger, consolidation or similar transaction following which the Company is the surviving corporation but (x) the shares of common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction or (y) the securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who held such securities prior to such merger or (5) a complete liquidation or dissolution of the Company.

Director Compensation

From January 1, 2025 through June 30, 2025, our non-employee directors received a $20,000 annual retainer, $1,500 per meeting for each quarterly Board meeting attended and reimbursement for expenses incurred in connection with serving on our Board. The Chairman of our Audit Committee was paid an additional $10,000 annual retainer and $1,000 per meeting for meetings of the Audit Committee, with a maximum of eight meetings per year. Members of any special committee formed by the Board were also eligible to be paid a $10,000 annual retainer and $1,000 per meeting, although no special committee was formed during fiscal year 2025.

In August 2025, upon a recommendation of the Board’s Compensation Committee, the Board adopted a new compensation policy for its non-employee directors, effective July 1, 2025. From such date, our non-employee directors are entitled to the following compensation for their services:

●	Each non-employee director receives a $20,000 annual retainer and is entitled to reimbursement of expenses incurred in connection with serving on our Board;
●	The Chairman of our Board receives an additional $15,000 annual retainer;
●	The Audit Committee chair receives an additional $15,000 annual retainer and $1,000 for each meeting of the Audit Committee;
●	Each non-employee director may elect to receive a restricted stock award in lieu of all or a portion of such cash payments equal to 83% of the fair market value of our common stock on the applicable grant date;
●	Upon joining the Board, each non-employee director is entitled to receive a stock option to purchase a number of shares of our common stock equal to the product from multiplying 0.11% of the total number of fully-diluted shares outstanding;
●	Immediately following the conclusion of each annual meeting of our stockholders, each non-employee director is entitled to (i) a stock option to purchase a number of shares of our common stock equal to 0.10% of our total fully-diluted shares outstanding, which option vests in three equal installments on each of the grant date and the first and second anniversaries of the grant date; and (ii) a restricted stock grant covering a number of shares determined by dividing $32,000 by 83% of the fair market value of our common stock on the grant date, which grant vests 50% on the grant date and 50% on December 31 of the year of such grant;
●	All stock options and restricted stock grants issued pursuant to the non-employee director compensation policy are granted effective on the first date on which two full trading days have elapsed following the filing of the Company’s next quarterly report on Form 10-Q or annual report on Form 10-K, as applicable.

Our executive officers do not receive additional compensation for service as directors if any of them so serve.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2025.

Non-Employee Director Compensation in Fiscal Year 2025

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Awards	Option Awards(2)(3)	Total
Arthur H. Amron	$-	$33,669	$-	$33,669
Joseph Harris	$23,000	$-	$-	$23,000
Oliver Spandow	$9,750	$34,474	$-	$44,224
Lisa Nettis(4)	$5,000	$6,958	$37,041	$48,999
Alisa Lask(5)	$12,233	$-	$-	$12,233

(1)	All director fees for 2025 were paid in restricted stock in lieu of a cash payment to Arthur Amron. Mr. Amron received 9,001 shares of restricted stock in lieu of the cash payments reflected in this column. Oliver Spandow and Lisa Nettis both received restricted stock in lieu of some cash payments. Mr. Spandow received 8,036 shares of restricted stock in lieu of $29,750. Ms. Nettis received 1,622 shares of restricted stock in lieu of $5,822. Payments of restricted stock were made on November 10, 2025 for services provided during the first three quarters of 2025 and on March 16, 2026 for the services provided during the final quarter of 2025.

(2)	The amount reported is the aggregate grant date fair value of the options granted, computed in accordance with FASB ASC Topic 718. The assumptions used in determining the grant date fair values of these awards are set forth in Notes 2 and 12 to the consolidated financial statements included in this Annual Report. The amount reported represents the annual stock option award for service as a director in 2025 that was granted on August 11, 2025.

(3)	As of December 31, 2025: Mr. Amron had 47,190 shares of common stock issuable upon exercise of vested options and 7,141 shares issuable upon exercise of unvested options; Mr. Harris had 27,427 shares of common stock issuable upon exercise of vested options and 7,141 shares of common stock issuable upon exercise of unvested options; Mr. Spandow had 48,415 shares of common stock issuable upon exercise of vested options and 7,141 shares issuable upon exercise of unvested options; Ms. Nettis had 4,410 shares of common stock issuable upon exercise of vested options and 8,819 shares issuable upon exercise of unvested options; and Ms. Lask had no shares of common stock issuable upon exercise of vested options and no shares issuable upon exercise of unvested options.

(4)	Ms. Nettis was elected to the Board at the Company’s 2025 Annual Meeting on June 16, 2025.

(5)	During 2025, Ms. Lask served as a director from January 1, 2025 until the conclusion of the Company’s 2025 Annual Meeting on June 16, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards

We have established processes to ensure that the timing of any stock option grants to executives is not influenced by material nonpublic information (“MNPI”), and that all grant decisions are made based on a predetermined schedule regardless of any upcoming announcements or events that could impact our stock price. Our stock option granting processes require the Board to carefully review any potential MNPI before granting options and to delay a grant if necessary to avoid any appearance of impropriety related to the timing of the award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Our equity compensation plans as of December 31, 2025 consisted of the 2024 Plan and one other terminated equity plan, the Nephros, Inc. 2015 Stock Incentive Plan (the “Prior Plan”). The 2024 Plan and the Prior Plan were approved by our stockholders. All of our employees and directors were eligible to participate in the Prior Plan and are eligible to participate in the 2024 Plan. The Prior Plan has expired, and no further equity is granted under the Prior Plan.

The following table summarizes equity securities authorized for issuance to employees, consultants or members of our Board under our 2024 Plan and the Prior Plan as of December 31, 2025.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders	1,345,561	$2.96	1,294,709
Equity compensation plans not approved by our stockholders	-	$-	-
Total	1,345,561	$2.96	1,294,709

STOCK OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth the beneficial ownership of our common stock as of April 29, 2026, by (i) each person known to us to own beneficially more than five percent of our common stock, based on such persons’ or entities’ filings with the SEC; (ii) each director, director nominee and executive officer; and (iii) all directors and executive officers as a group. Except as otherwise provided, the address for each beneficial owner is c/o Nephros, Inc. 380 Lackawanna Place, South Orange, NJ 07079.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Wexford Entities (2)	3,640,515	33.4%
Pessin Group (3)	912,474	8.4%
Topline Capital Management, LLC (4)	595,334	5.4%
Arthur H. Amron (5)	146,905	1.4%
Robert Banks (6)	343,077	3.1%
Joseph Harris (7)	49,911	*
Judy Krandel (8)	90,116	*
Oliver Spandow (9)	176,091	1.6%
Lisa Nettis (10)	10,442	*
All executive officers and directors as a group (6 individuals) (11)	816,542	7.3%

*	Represents less than 1% of the outstanding shares of our common stock.

(1)	Applicable percentage ownership is based on 10,856,546 shares of common stock outstanding as of April 29, 2026, together with applicable options and warrants for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options and warrants exercisable on or within 60 days after April 29, 2026 are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options or warrants, but not for computing the percentage ownership of any other person.

(2)	Based on information provided in a Schedule 13D/A filed on October 26, 2020, as updated by information provided to us. The shares beneficially owned by the Wexford Entities may be deemed beneficially owned by (i) Wexford Capital LP, which is the controlling party of certain private investment funds and special purpose vehicles, (ii) Wexford GP LLC, which is the general partner of Wexford Capital LP, and/or (iii) Charles E. Davidson and Joseph M. Jacobs, each in his capacity as a managing member of Wexford GP LLC and certain private investment fund vehicles. The address of each of Wexford Capital LP, Wexford GP LLC, Mr. Davidson and Mr. Jacobs is c/o Wexford Capital LP, 777 South Flagler Drive, Suite 602 East, West Palm Beach, FL 33401. Includes 39,963 shares issuable upon exercise of options. Mr. Amron, a current director, is a special limited partner of, and consultant to, Wexford Capital LP.

(3)	Based on information provided in a Schedule 13D/A filed on October 21, 2020, as updated by information provided to us. The shares beneficially owned by the Pessin Group are individually owned as follows: (i) Brian Pessin, 158,629 shares; (ii) Sandra F. Pessin, 359,709 shares; and (iii) Norman H. Pessin, 394,136 shares. Each of Brian Pessin, Sandra F. Pessin, and Norman H. Pessin have sole voting and dispositive power over the shares each individually owns. The address for Brian Pessin is 310 East 75th Street, Apt. 2A, New York, NY 10021. The address for Sandra F. Pessin and Norman H. Pessin is 366 Madison Avenue, 14th Floor, New York, NY 10017.

(4)	Based on information provided in a Schedule 13G filed on November 14, 2025. As noted in the Schedule 13G filed on November 14, 2025, it is also possible that the individual general partners, executive officers, and members of the foregoing entity might be deemed the “beneficial owners” of some or all of the securities insofar as they may be deemed to share the power to direct the voting or disposition of such Securities. Topline Capital Partners, LP and Collin McBirney, may, therefore, be deemed to beneficially own the securities noted herein. The address for Topline Capital Management, LLC is 544 Euclid Street, Santa Monica, California 90402.

(5)	Includes 12,023 shares issuable upon exercise of options.

(6)	Includes 153,077 shares issuable upon the exercise of options.

(7)	Includes 32,218 shares issuable upon exercise of options.

(8)	Includes 21,255 shares issuable upon exercise of options.

(9)	Includes 53,210 shares issuable upon exercise of options.

(10)	Includes 8,820 shares issuable upon exercise of options.

(11)	Includes 280,603 shares issuable upon exercise of options. See Footnotes 5-10 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Audit Committee is responsible for reviewing on an ongoing basis, recommending to the Board the approval or disapproval of, and overseeing any transaction between the Company and any “related person” as such term is defined in Item 404(a) of Regulation S-K. The Audit Committee is also responsible for ensuring that appropriate disclosures regarding related party transactions have been made, as well as developing policies and procedures for the Audit Committee’s approval of any related party transactions.

Other than as described below, since the beginning of our 2024 fiscal year, there have been no transactions or series of transactions to which we were a participant or will be a participant in which:

●	the amounts involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for our last two completed fiscal years; and

●	a director, executive officer, beneficial owner of more than 5% of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

As of April 29, 2026, the Wexford Entities are our largest stockholder and beneficially own approximately 33% of our outstanding common stock. The shares beneficially owned by the Wexford Entities may be deemed beneficially owned by (i) Wexford Capital LP, which is the manager or investment manager of certain Wexford Entities, (ii) Wexford GP LLC, which is the General Partner of Wexford Capital LP, and/or (iii) Charles E. Davidson and Joseph M. Jacobs, each in his capacity as a managing member of Wexford GP LLC and certain Wexford Entities. Arthur H. Amron, one of our directors, is a special limited partner of, and consultant to, Wexford Capital LP.

Director Independence

Under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board consults with the Company’s legal counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards as in effect from time to time.

Consistent with these considerations, the Board, following the determination of the Governance Committee, has affirmatively determined that the following directors are independent within the meaning of the applicable Nasdaq listing standards: Mr. Harris, Mr. Spandow and Ms. Nettis. In making this determination, the Board and the Governance Committee reviewed whether there were any relevant transactions or relationships between each director, nominee, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm and determined that there were none.

In making its determination as to the independence of the above-listed directors, the Board found that none of these directors had a material or other disqualifying relationship with the Company. Mr. Banks, the Company’s President and Chief Executive Officer, is not an independent director by virtue of his service as an officer of the Company and Mr. Amron is not an independent director as he is a special limited partner of, and consultant to, Wexford Capital LP, which, along with certain other Wexford-related entities, beneficially owned approximately 33% of our common stock as of April 29, 2026.

Item 14. Principal Accounting Fees and Services

Summary of Auditor Fees and Pre-Approval Policy

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by our independent registered public accounting firm. Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by Baker Tilly during 2025 and 2024.

Audit Fees

Fees billed for audit services by Baker Tilly US, LLP (“Baker Tilly”), our independent registered public accounting firm, for the years ended December 31, 2025, and 2024, totaled approximately $423,851 and $379,675, respectively. Fees for audit services consist of fees for professional services provided in connection with the audit of our financial statements, the review of our quarterly financial statements, and services that are normally provided by independent registered public accounting firms in connection with filings we make with the SEC.

Audit-Related Fees

No audit-related services were provided by Baker Tilly for the years ended December 31, 2025 or 2024.

Tax Fees

No tax services were provided by Baker Tilly for the years ended December 31, 2025 or 2024.

All Other Fees

We did not engage Baker Tilly to provide any other services during the years ended December 31, 2025 or 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements of Nephros, Inc.

No financial statements or supplemental data are filed with this Amendment. See the index to the financial statements included in the Original 10-K.

(2) Exhibits:

Exhibit No.	Description
19.1	Nephros, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Nephros, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

101	Interactive Data File. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEPHROS, INC.
Date: April 30, 2026
	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Banks	President, Chief Executive Officer	April 30, 2026
Robert Banks	(Principal Executive Officer)

/s/ Judy Krandel	Chief Financial Officer	April 30, 2026
Judy Krandel	(Principal Financial and Accounting Officer)

*	Director	April 30, 2026
Arthur H. Amron

*	Director	April 30, 2026
Oliver Spandow

*	Director	April 30, 2026
Lisa Nettis

*	Director	April 30, 2026
Joe Harris

* By	/s/ Robert Banks	As Attorney-in-fact	April 30, 2026
Robert Banks

