Form 10-Q
period 2026-03-31
NEPHROS INC
filed 2026-05-07
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 4, 2026, 10,856,546 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,018	$5,400
Accounts receivable, net	3,521	2,414
Inventory	3,619	3,232
Prepaid expenses and other current assets	338	177
Total current assets	11,496	11,223
Property and equipment, net	95	106
Lease right-of-use assets	928	1,021
Intangible assets, net	310	318
Goodwill	759	759
License and supply agreement, net	156	164
Other assets	50	50
TOTAL ASSETS	$13,794	$13,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,463	914
Accrued expenses	662	1,462
Current portion of lease liabilities	402	391
Total current liabilities	2,527	2,767
Lease liabilities, net of current portion	566	672
TOTAL LIABILITIES	3,093	3,439

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at March 31, 2026 and December 31, 2025; 10,843,493 and 10,644,268 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	153,688	153,329
Accumulated deficit	(142,998)	(143,138)
TOTAL STOCKHOLDERS’ EQUITY	10,701	10,202
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,794	$13,641

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue:
Product revenues	$5,040	$4,706
Service, royalty and other revenues	172	171
Total net revenues	5,212	4,877
Cost of goods sold	2,219	1,723
Gross margin	2,993	3,154
Operating expenses:
Selling, general and administrative	2,521	2,254
Research and development	346	295
Depreciation and amortization	29	39
Total operating expenses	2,896	2,588
Operating income	97	566
Other (expense) income:
Interest income	32	13
Other income(expense), net	11	(21)
Total other income (expense):	43	(8)
Net income	140	558

Net income per common share, basic	$0.01	$0.05
Net income per common share, diluted	$0.01	$0.05
Weighted average common shares outstanding, basic	10,650,819	10,600,350
Weighted average common shares outstanding, diluted	10,990,904	10,615,766

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	10,644,268	$11	$153,329	$(143,138)	$10,202
Net Income	-	-	-	140	140
Stock Option Exercises	195,615		290		290
Issuance of vested restricted stock	3,610	-	11	-	11
Stock-based compensation		-	58	-	58
Balance, March 31, 2026	10,843,493	$11	$153,688	$(142,998)	$10,701

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	10,544,691	$11	$152,906	$(144,332)	$8,585
Net Income	-	-	-	558	558
Issuance of vested restricted stock	55,659	-	82	-	82
Stock-based compensation	-	-	66	-	66
Balance, March 31, 2025	10,600,350	$11	$153,054	$(143,774)	$9,291

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$140	$558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	11	17
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	16	23
Stock-based compensation	60	76
Inventory impairments and write offs	11	6
Change in right of use asset	93	87
(Gain) loss on foreign currency transactions	(13)	13
Decrease (increase) in operating assets:
Accounts receivable	(1,107)	(896)
Inventory	(398)	655
Prepaid expenses and other current assets	(161)	(137)
(Decrease) increase in operating liabilities:
Accounts payable	562	(105)
Accrued expenses	(791)	109
Lease liabilities	(94)	(84)
Net cash (used in) provided by operating activities	(1,671)	322

FINANCING ACTIVITIES:
Proceeds from exercise of options	290	-
Principal payments on finance lease liability	(1)	(1)
Net cash provided by (used in) financing activities	289	(1)
Net (decrease) increase in cash and cash equivalents	(1,382)	321
Cash and cash equivalents, beginning of period	5,400	3,760
Cash and cash equivalents, end of period	$4,018	$4,081
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$6

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Liquidity

The Company generated net income for the three months ended March 31, 2026 and the full year December 31, 2025. The Company used cash in operations in the three months ended March 31, 2026 due to an increase in inventory and accounts receivable and a decrease in accruals. The Company generated cash from operations in the three months ended March 31, 2025. In addition, the company generated cash from operations in the twelve months ended December 31, 2025 of $1.6 million. The Company has an accumulated deficit of $143 million as of March 31, 2026. The Company continues to focus on growth in sales and managing expenses with the goal of returning to and sustaining positive cash flow from operations.

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

Major Customers

For the three months ended March 31, 2026, and 2025, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2026	2025
A	19%	19%
B	13%	9%
C	6%	11%
Total	38%	39%

As of March 31, 2026 and December 31, 2025, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2026	2025
D	17%	11%
A	14%	17%
B	11%	6%
C	5%	16%
Total	47%	50%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined by considering current information, forecasts of future economic conditions, industry knowledge and to some extent the Company’s historical experience. The Company determines its allowance by pooling receivable balances at the customer level and considering various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. The Company writes off accounts receivable when they are determined to be uncollectible. There was no allowance for credit losses as of March 31, 2026 or December 31, 2025.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company does not amortize goodwill but tests it for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting segment. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. The qualitative factors evaluated by the Company include macro-economic conditions of the business environment, overall financial performance, and other entity-specific factors as deemed appropriate. If under such qualitative analysis the Company determines that it is not more likely than not that the reporting segment’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting segment exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three months ended March 31, 2026 and 2025.

Note 3 – Revenue Recognition

The Company disaggregates revenue from contracts with customers between product sales and revenue related to royalty, service, and other agreements. A majority of the Company’s revenue is product sales which is recognized at a point-in-time when the product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances. The allowance for sales returns was approximately $2,000 and $31,000 as of March 31, 2026 and March 31, 2025, respectively.

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

Revenue from contracts with customers may include multiple deliverables which include a combination of the product and service performance obligations discussed above. The Company has determined that these performance obligations are distinct and therefore should be accounted for as separate revenue transactions for recognition purposes. For these contracts, the Company allocates the transaction price for the contract among the identified performance obligations on a relative standalone selling price basis. The Company establishes standalone selling price for our products based on the observable price of the respective product. For services where the standalone selling price is not directly observable through historical transactions, the Company estimates standalone selling price using expected cost-plus margin based on management judgment by considering available data, such as labor cost of providing the services and internal margin objectives which include market and competitive conditions. Standalone selling prices for our products and services are evaluated on a periodic basis using updated observable inputs and market information to ensure they continue to reflect an appropriate estimate of the price at which the Company would sell each promised good or service on a standalone basis.

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation.

Royalty and service revenues recognized for the three months ended March 31, 2026, and 2025 were approximately $172,000 and $171,000, respectively.

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

At March 31, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At March 31, 2026 and December 31, 2025, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
March 31, 2026
Money market funds	$3,128	-	-
Cash equivalents	$3,128	$-	$-

December 31, 2025
Money market funds	$4,205	-	-
Cash equivalents	$4,205	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of March 31, 2026 and December 31, 2025 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Finished goods	$3,265	$2,973
Raw materials	354	259
Total inventory	$3,619	$3,232

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of March 31, 2026, and December 31, 2025 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	March 31, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	540	(230)	310	540	(222)	318
Total intangible assets	$540	$(230)	$310	$540	$(222)	$318

The Company recognized amortization expense of approximately $8,000 for each of three months ended March 31, 2026 and 2025. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations.

As of March 31, 2026, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2026 (excluding the three months ended March 31, 2026)	24
2027	32
2028	32
2029	32
2030	32
2031 and thereafter	158

Goodwill

Goodwill had a carrying value on the Company’s condensed balance sheets of $0.8 million at March 31, 2026 and December 31, 2025, respectively.

Note 7 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Medica is currently the Company’s sole supplier of the filter material used in certain of the Company’s products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. In December 2023, the Company signed a new agreement with Medica which had extended the term until December 31, 2028. In November 2025, the Company signed a new agreement with Medica which extends the term until December 31, 2030, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. As of November 21, 2025 the Company has agreed with Medica to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the three months ended March 31, 2026 or March 31, 2025.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the balance sheet is $0.2 million as of March 31, 2026 and December 31, 2025 respectively. Accumulated amortization is $2.1 million as of March 31, 2026 and December 31, 2025 respectively. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $8,000 and $14,000 was recognized in the three months ended March 31, 2026 and 2025, respectively on the statement of operations.

Note 8 – Leases

The Company has operating leases for corporate offices, and office equipment. The leases have remaining lease terms of 2 to 3 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
	(in thousands)
Operating lease cost	$92	$86
Finance lease cost:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	0	0
Total finance lease cost	1	1
Variable lease cost	34	32
Total lease cost	$127	$119

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$112	$108
Financing cash flows from finance leases	$1	$1

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Operating lease right-of-use assets	$912	$1,004
Finance lease right-of-use assets	$16	$17

Current portion of operating lease liabilities	$397	$386
Operating lease liabilities, net of current portion	556	661
Total operating lease liabilities	$953	$1,047

Current portion of finance lease liabilities	$5	$5
Finance lease liabilities, net of current portion	10	11
Total finance lease liabilities	$15	$16

Weighted average remaining lease term
Operating leases	2.3 years	2.6 years
Finance leases	2.6 years	2.8 years

Weighted average discount rate
Operating leases	8.0%	8.0%
Finance leases	8.0%	8.0%

As of March 31, 2026, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year ending December 31,
2026 (remaining nine months)	$338	$5
2027	450	7
2028	251	5
Total future minimum lease payments	1,039	17
Less imputed interest	(86)	(2)
Total	$953	$15

Note 9 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed statement of operations. The Company calculates stock-based compensation expenses in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

The Company granted stock options to purchase 42,500 shares of common stock to employees and board members during the three months ended March 31, 2026. The fair value of the stock options granted during the three months ended March 31, 2026, was approximately $0.1 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during three months ended March 31, 2026.

Assumptions for Option Grants
Stock Price Volatility	66.24%
Risk-Free Interest Rate	3.93%
Expected Life (in years)	6.25
Expected Dividend Yield	0.0%

The Company granted stock options to purchase 204,575 shares of common stock to employees and board members during the three months ended March 31, 2025. Of the 204,575 stock options granted, 145,614 are stock options with service based vesting conditions and, as such, are being expensed over the respective service period. The remaining 58,961 stock options contain a performance condition that is not probable and therefore have no expense recognized as of March 31, 2026. The fair value of the stock options granted during the three months ended March 31, 2025, was approximately $0.2 million.

Stock-based compensation expense related to stock options was $58,000 and $66,000 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, approximately $56,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying statement of operations. For the three months ended March 31, 2025, approximately $64,000 and $2,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying statement of operations.

As of March 31, 2026, there was $407,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.3 years. This does not include approximately $60,000 of unrecognized compensation related to the vesting conditions of 58,961 options that are not probable to be achieved as of March 31, 2026.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed statement of operations was approximately $2,000 and $10,000 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, approximately $2,000 and $10,000, respectively, are included in selling, general and administrative expenses in the accompanying statement of operations.

During the three months ended March 31, 2026, 3,610 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2025. As a result of the issuance of the 3,610 shares of restricted stock, approximately $8,750 of expense previously in accrued expenses was reclassified to additional paid-in capital during the three months ended March 31, 2026. All restricted shares issued during the three months ended March 31, 2026 vested at issuance. During the three months ended March 31, 2025, 55,659 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2024. As a result of the issuance of the 55,659 shares of restricted stock, approximately $72,000 of expense previously in accrued expenses was reclassified to additional paid-in capital during the three months ended March 31, 2025. All restricted shares issued during the three months ended March 31, 2025 vested at issuance.

As of March 31, 2026, there was no unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans.

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

The following is a summary of the significant revenue and expense categories, and net income (loss) provided to the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenue:
Product revenues	$5,040	$4,706
Royalty and other revenues	172	171
Total net revenues	5,212	4,877
Cost of goods sold	2,219	1,723
Gross margin	2,993	3,154
Operating expenses:
Research and development	346	295
Selling, general and administrative	2,521	2,254
Other operating expenses (1)	29	39
Total operating expenses	2,896	2,588
Operating income	97	566
Other income (expense)	43	(8)
Net income	140	558

(1)	Other operating expenses is comprised of depreciation and amortization.

Note 11 – Net Income per Common Share

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

A reconciliation of the Company’s basic and diluted income per common share is as follows:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2026	2025
Numerator:
Net income	$140	$558

Denominator:
Basic weighted average common shares outstanding	10,650,819	10,600,350
Effect of potentially dilutive options	340,085	15,416
Diluted weighted average common shares outstanding	10,990,904	10,615,766

Income per common share:
Basic	$0.01	$0.05
Diluted	$0.01	$0.05

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	As of March 31,
	2026	2025
Shares underlying options outstanding	847,025	1,423,290
Unvested restricted stock	-	-

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

The Company did not record income tax expense for the three months ended March 31, 2026, and March31, 2025. The Company’s effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was approximately 0%.

The Company continues to maintain a full valuation allowance against its deferred tax assets as management believes it is more likely than not that such assets will not be realized.

Note 13 – Subsequent Event

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, thereby invalidating prior IEEPA-based tariff programs previously announced by the current U.S. Administration. Following the decision, the President issued an executive order directing that the collection of such IEEPA-based duties end “as soon as practicable.” In April 2026, the federal government established procedures by which companies that had paid IEEPA tariffs prior to the Supreme Court ruling could apply for refunds. Accordingly, on April 24, 2026, the Company applied for a refund of its previously paid IEEPA tariffs in the amount of $646,698. Although the Company believes it is entitled to be refunded such amount in full, it is unclear what additional eligibility or other conditions may be imposed on such refund requests, if any, or the timing of processing and payment of IEEPA refund requests. No asset or gain related to potential tariff refunds has been recognized due to uncertainty regarding eligibility, amount, and timing.

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

Our Products

Water Filtration Products

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

Critical Accounting Policies

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 17, 2026. There have been no material changes to these policies for the three months ended March 31, 2026.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past, including recently, and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted in the foreseeable future by several factors, including market acceptance of our products, expense management, and our progress toward achieving positive operating cash flow.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table sets forth our summarized results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	2026	2025	$ Increase (Decrease)	% Increase (Decrease)
Total net revenue	$5,212	$4,877	$335	7%
Cost of goods sold	2,219	1,723	496	29%
Gross margin	2,993	3,154	(161)	(5)%
Gross margin %	57%	65%	-	(8)%
Selling, general and administrative expense	2,521	2,254	267	12%
Research and development expense	346	295	51	17%
Depreciation and amortization expense	29	39	(10)	(26)%
Operating Income	97	566	(469)	(83)%
Interest income	32	13	19	146%
Other (expense) income, net	11	(21)	32	152%
Net Income	$140	$558	$(418)	(75)%

Net Revenues

Net revenue increased by $335,000, or 7%, in the first quarter of 2026 compared to the same period in 2025. This increase was primarily driven by increased product revenue due to programmatic growth. The growth in programmatic revenue was offset somewhat by a decline in emergency response business. We had significant emergency response business in the first quarter of 2025 that did not fully repeat in 2026.

Gross Profit Margin

Gross profit margin was approximately 57% for the three months ended March 31, 2026 compared to approximately 65% for the three months ended March 31, 2025. The decrease of approximately 8 percentage points was primarily driven by higher product costs due to the decline in the US Dollar relative to the Euro and the impact of tariffs implemented in May 2025. Gross margins were also impacted by the mix of revenues as commercial revenues were a larger part of total revenue in the quarter ended March 31, 2026 vs. last year’s comparable quarter. Gross margins are lower on commercial revenues versus our infection control revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $267,000, or 12%, primarily due to an increase in headcount and an increase in professional fees.

Research and Development Expense

Research and development expense increased by approximately $51,000 primarily due to higher salary expense driven by increased headcount.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $29,000 and $39,000, respectively, for the three months ended March 31, 2026 and 2025. The decrease was primarily due to the extension of the Medica license period.

Interest Income

Interest income was approximately $32,000 for the three months ended March 31, 2026 compared to approximately $13,000 for the three months ended March 31, 2025. The increase was primarily due to higher balances in our money market account.

Other Income (Expense), net

Other income was approximately $11,000 for the three months ended March 31, 2026, and other expense of approximately $21,000 for the three months ended March 31, 2025, primarily as a result of gains and losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2026 and December 31, 2025 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and Capital Resources	March 31, 2026	December 31, 2025
Cash and cash equivalents	$4,018	$5,400
Other current assets	$7,478	$5,823
Working capital	$8,969	$8,456
Stockholders’ equity	$10,701	$10,202

As of March 31, 2026, we had an accumulated deficit of $143 million. Although we were profitable in the quarter ended March 31, 2026 and the full year ended December 31, 2025, we may incur future operating losses if we are unable to maintain or increase our revenue.

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

Net cash used in operating activities was approximately $1.7 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of approximately $0.3 million for the three months ended March 31, 2025. Net cash used in operating activities in 2026 was primarily due to an increase in accounts receivable of $1.1 million and a decrease in accrued expenses of approximately $0.8 million offset by $0.1 million of net income. Net cash provided by operating activities in 2025 was primarily due to net income of approximately $0.6 million, a decrease in inventory of approximately $0.7 million, offset by an increase in accounts receivable of approximately $0.9 million.

We had no investing activities for both the three months ended March 31, 2026 and March 31, 2025.

Net cash provided by financing activities was approximately $289,000 for the three months ended March 31, 2026, primarily due to cash exercises of stock options, compared to approximately $1,000 for the same period in 2025, primarily due to payments on our equipment financing debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

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

More detailed information about us and the risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this Quarterly Report on Form 10-Q, is set forth in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our other reports filed with the SEC. We urge investors and security holders to read those documents free of charge at the SEC’s web site at www.sec.gov. We do not undertake to publicly update or revise our forward-looking statements as a result of new information, future events or otherwise, except as required by law.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2026. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of March 31, 2026, due to the existence of a material weakness in our internal control over financial reporting, as discussed below. Notwithstanding such material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the important information in the section entitled “Forward Looking Statements,” you should carefully consider the “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Annual Meeting of Stockholders

The Company’s Board of Directors has not yet determined the date or time of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). The Company intends to announce the date, time and location of the 2026 Annual Meeting through a press release and/or the filing of proxy materials with the SEC once such information has been determined.

The date of the 2026 Annual Meeting will likely be more than 30 days following the anniversary of the 2025 Annual Meeting of the Stockholders held on June 16, 2025 (the “2025 Annual Meeting”). Because the date of the 2026 Annual Meeting has not yet been established, assuming the meeting will be more than 30 days after the anniversary of the 2025 Annual Meeting, the updated deadlines for stockholder proposals or director nominations pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 and the Company’s bylaws have not yet been determined. Once the Company announces the date of the 2026 Annual Meeting, stockholders will be notified of the applicable deadlines for submission of stockholder proposals and director nominations in accordance with applicable SEC rules and the Company’s governing documents.

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

NEPHROS, INC.

Date: May 7, 2026	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

