Form 10-Q
period 2026-06-30
NEPHROS INC
filed 2026-08-10
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 7, 2026, 10,860,120 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,697	$5,400
Accounts receivable, net	4,096	2,414
Inventory	4,547	3,232
Prepaid expenses and other current assets	256	177
Total current assets	13,596	11,223
Property and equipment, net	83	106
Lease right-of-use assets	832	1,021
Intangible assets, net	302	318
Goodwill	759	759
License and supply agreement, net	148	164
Other assets	50	50
TOTAL ASSETS	$15,770	$13,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,965	914
Accrued expenses	965	1,462
Current portion of lease liabilities	414	391
Total current liabilities	3,344	2,767
Lease liabilities, net of current portion	458	672
TOTAL LIABILITIES	3,802	3,439

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at June 30, 2026 and December 31, 2025; 10,860,120 and 10,644,268 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	153,758	153,329
Accumulated deficit	(141,801)	(143,138)
TOTAL STOCKHOLDERS’ EQUITY	11,968	10,202
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,770	$13,641

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue:
Product revenues	$5,701	$4,311	$10,741	$9,017
Service, royalty, and other revenues	316	108	488	279
Total net revenues	6,017	4,419	11,229	9,296
Cost of goods sold	1,991	1,624	4,210	3,347
Gross margin	4,026	2,795	7,019	5,949
Operating expenses:
Selling, general and administrative	2,418	2,201	4,939	4,455
Research and development	366	311	712	606
Depreciation and amortization	29	35	58	74
Total operating expenses	2,813	2,547	5,709	5,135
Operating income	1,213	248	1,310	814
Other (expense) income:
Interest expense	(1)	(1)	(1)	(1)
Interest income	30	31	62	44
Other income (expense), net	(32)	(32)	(21)	(53)
Total other income (expense):	(3)	(2)	40	(10)
Income before income taxes	1,210	246	1,350	804
Income tax expense	(13)	(9)	(13)	(9)
Net income	1,197	237	1,337	795

Net income per common share, basic	$0.11	$0.02	$0.12	$0.07
Net income per common share, diluted	$0.11	$0.02	$0.12	$0.07
Weighted average common shares outstanding, basic	10,856,541	10,600,409	10,754,248	10,600,379
Weighted average common shares outstanding, diluted	11,112,671	10,813,028	11,046,023	10,691,881

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and six months ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	10,644,268	$11	$153,329	$(143,138)	$10,202
Net Income	-	-	-	140	140
Stock Option Exercises	195,615		290		290
Issuance of vested restricted stock	3,610	-	11	-	11
Stock-based compensation		-	58	-	58
Balance, March 31, 2026	10,843,493	$11	$153,688	$(142,998)	$10,701

Net Income	-	$-	$-	$1,197	$1,197
Cashless Stock Option Exercises	13,053	-	-	-	-
Issuance of vested restricted stock	3,574	-	10	-	10
Stock-based compensation	-	-	60	-	60
Balance, June 30, 2026	10,860,120	$11	$153,758	$(141,801)	$11,968

	Three and six months ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	10,544,691	$11	$152,906	$(144,332)	$8,585
Net Income	-	-	-	558	558
Issuance of vested restricted stock	55,659	-	82	-	82
Stock-based compensation	-	-	66	-	66
Balance, March 31, 2025	10,600,350	$11	$153,054	$(143,774)	$9,291

Net Income	-	$-	$-	$237	$237
Cashless stock option exercises	254	-	-	-	-
Stock-based compensation	-	-	71	-	71
Balance, June 30, 2025	10,600,604	$11	$153,125	$(143,537)	$9,599

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$1,337	$795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	23	30
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	32	43
Stock-based compensation	121	147
Inventory impairments and write offs	22	41
Change in right-of-use assets	189	175
Provision for credit losses	2	-
(Gain) loss on foreign currency transactions	(9)	7
Decrease (increase) in operating assets:
Accounts receivable	(1,684)	(259)
Inventory	(1,337)	337
Prepaid expenses and other current assets	(79)	(85)
(Decrease) increase in operating liabilities:
Accounts payable	1,061	(24)
Accrued expenses	(480)	277
Lease liabilities	(188)	(168)
Net cash (used in) provided by operating activities	(990)	1,316

FINANCING ACTIVITIES:
Proceeds from exercise of options	290	-
Principal payments on finance lease liability	(3)	(2)
Net cash provided by (used in) financing activities	287	(2)
Net (decrease) increase in cash and cash equivalents	(703)	1,314
Cash and cash equivalents, beginning of period	5,400	3,760
Cash and cash equivalents, end of period	$4,697	$5,074
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1
Cash paid for income taxes	$-	$6

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. Results as of and for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Liquidity

Management has evaluated the Company’s projected cash flows, existing cash balances and expected obligations for the twelve-month period following the date these financial statements are issued. Based on this evaluation, management believes that the Company’s existing cash balances and projected cash flows from operations will be sufficient to fund its current operating plan and meet its obligations as they become due for at least twelve months from the date these financial statements are issued. The Company’s projections are dependent on, among other matters, continued revenue growth, customer collections, inventory management and control of operating expenses. Actual results may differ from management’s projections, and adverse changes in these factors could reduce the Company’s available liquidity.

The Company generated net income for the three and six months ended June 30, 2026 and the full year December 31, 2025. The Company generated cash from operations in the three months ended June 30, 2026 due to an increase in net income. Conversely, net cash from operations was negative for the six months ended June 30, 2026 due to an increase in accounts receivable and inventory. The Company generated cash from operations in the three and six months ended June 30, 2025. In addition, the company generated cash from operations in the twelve months ended December 31, 2025 of $1.6 million. The Company has an accumulated deficit of $142 million as of June 30, 2026. The Company continues to focus on growth in sales and managing expenses with the goal of sustaining positive cash flow from operations.

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

Major Customers

For the three months ended June 30, 2026, and 2025, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2026	2025
A	27%	25%
D	11%	2%
B	10%	9%
C	8%	14%
Total	56%	50%

For the six months ended June 30, 2026, and 2025, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2026	2025
A	23%	22%
B	11%	9%
C	7%	12%
Total	41%	43%

As of June 30, 2026 and December 31, 2025, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2026	2025
A	20%	17%
C	11%	16%
D	10%	1%
E	7%	11%
Total	48%	45%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined by considering current information, forecasts of future economic conditions, industry knowledge and to some extent the Company’s historical experience. The Company determines its allowance by pooling receivable balances at the customer level and considering various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. The Company writes off accounts receivable when they are determined to be uncollectible. The allowance for credit losses was $2,000 as of June 30, 2026, and there was no allowance for credit losses as of December 31, 2025.

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, thereby invalidating prior IEEPA-based tariff programs previously announced by the current U.S. Administration. Following the decision, the President issued an executive order directing that the collection of such IEEPA-based duties end “as soon as practicable.” Although the Supreme Court ruling may allow importers to claim refunds of such previously paid IEEPA-related duties, and recovery may require administrative proceedings or litigation, with timing and outcomes uncertain. On the same date, the U.S. Administration announced new temporary global tariffs under Section 122 of the Trade Act of 1974 to take effect February 24, 2026. Subsequently, the U.S. Court of International Trade ruled that the collected IEEPA tariffs in question must be refunded in accordance with the law. The U.S. Customs and Border Protection (“CBP”) has issued an official notice and launched a special tariff refund program to facilitate such refunds.

In the absence of specific U.S. GAAP applicable to tariff refunds, the Company applied the loss-recovery model in ASC 410-30 by analogy and evaluated whether recovery was probable under ASC 450-20. Any future recovery of tariff refund claims will be recognized as a receivable when the claim becomes probable and will be reflected as a reduction of cost of goods sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold.

During the six months ended June 30, 2026, the Company received notification from its customs broker, who acts as the Company’s liaison with CBP, that previously paid IEEPA tariffs of approximately $647,000 had been refunded to the Company. Although CBP initiated payment of the approved refunds before June 30, 2026, the related payments were returned due to incorrect bank account information; the amounts had not been collected by the Company as of June 30, 2026. Accordingly, the Company continued to report the approved refund as a receivable. The Company applied the loss recovery model and determined the expected receipt of the refund of the previously paid IEEPA tariffs is probable and estimable. The Company recorded the refund receivable within accounts receivable, net on the consolidated balance sheet as of June 30, 2026. Cash received for the tariff refund will be classified as an operating cash inflow, consistent with the classification of the original tariff payments.

The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. During the six months ended June 30, 2026, the Company recognized a $624,000 reduction in cost of goods sold in the Company’s consolidated statements of operations, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were imposed in February 2025. Additionally, the Company recognized a $23,000 reduction in the carrying value of inventories on hand on the Company’s consolidated balance sheet as of June 30, 2026, for IEEPA tariffs previously capitalized as cost of inventory. The Company will apply this policy consistently to future tariff refunds. The Company expects to receive approximately $22,000 of statutory interest in connection with the refund. Because the interest does not represent recovery of previously recognized tariff costs, the Company accounts for it as a gain contingency under ASC 450-30 and did not recognize the interest as of June 30, 2026. Interest will be recognized in other income when realized or realizable.

Management concluded that the IEEPA tariff refund, and receipt thereof, does not have any impact on its contracts with customers. The tariff imposed on the Company’s product did not impact its pricing with customers. The Company did not pass the tariff costs through to customers, and its customer contracts do not contain tariff pass-through or refund provisions. Accordingly, the Company did not recognize a customer refund liability or contract modification related to the tariff recovery.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company does not amortize goodwill but tests it for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting segment. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. The qualitative factors evaluated by the Company include macro-economic conditions of the business environment, overall financial performance, and other entity-specific factors as deemed appropriate. If under such qualitative analysis the Company determines that it is not more likely than not that the reporting segment’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting segment exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and six months ended June 30, 2026 and 2025.

Note 3 – Revenue Recognition

The Company disaggregates revenue from contracts with customers between product sales and revenue related to royalty, service, and other agreements. A majority of the Company’s revenue is product sales which is recognized at a point-in-time when the product is shipped via external logistics providers and the other criteria of ASC 606 are met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances. The allowance for sales returns was approximately $27,000 and $0 as of June 30, 2026 and June 30, 2025, respectively.

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

Service, royalty, and other revenues recognized for the three and six months ended June 30, 2026, were approximately $316,000 and $488,000, respectively. Service, royalty, and other revenues recognized for the three and six months ended June 30, 2025, were approximately $108,000 and $279,000, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. At June 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At June 30, 2026 and December 31, 2025, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
June 30, 2026
Money market funds	$3,407	-	-
Cash equivalents	$3,407	$-	$-

December 31, 2025
Money market funds	$4,205	-	-
Cash equivalents	$4,205	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of June 30, 2026 and December 31, 2025 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Finished goods	$4,238	$2,973
Raw materials	309	259
Total inventory	$4,547	$3,232

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of June 30, 2026, and December 31, 2025 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	June 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	540	(238)	302	540	(222)	318
Total intangible assets	$540	$238	$302	$540	$(222)	$318

The Company recognized amortization expense of approximately $8,000 for each of three months ended June 30, 2026 and 2025, respectively. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations. The Company recognized amortization expense of approximately $16,000 for each of six months ended June 30, 2026 and 2025, respectively. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations.

As of June 30, 2026, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2026 (excluding the six months ended June 30, 2026)	16
2027	32
2028	32
2029	32
2030	32
2031 and thereafter	158

Goodwill

Goodwill had a carrying value on the Company’s condensed balance sheets of $0.8 million at June 30, 2026 and December 31, 2025, respectively.

Note 7 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Medica is currently the Company’s sole supplier of the filter material used in certain of the Company’s products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. In December 2023, the Company signed a new agreement with Medica which had extended the term until December 31, 2028. In November 2025, the Company signed a new agreement with Medica which extends the term until December 31, 2030, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. As of November 21, 2025 the Company has agreed with Medica to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the six months ended June 30, 2026 or June 30, 2025.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the balance sheet is $0.1 million and $0.2 million as of June 30, 2026 and December 31, 2025 respectively. Accumulated amortization is $2.2 million as of June 30, 2026 and $2.1 million as of December 31, 2025. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $8,000 and $14,000 was recognized in the three months ended June 30, 2026 and 2025, respectively on the statement of operations. Amortization expense of approximately $16,000 and $27,000 was recognized in the six months ended June 30, 2026 and 2025, respectively on the statement of operations.

Note 8 – Leases

The Company has operating leases for corporate offices, and office equipment. The leases have remaining lease terms of 1.4 to 2.4 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025
	(in thousands)
Operating lease cost	$94	$87
Finance lease cost:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	1	1
Total finance lease cost	2	2
Variable lease cost	18	25
Total lease cost	$114	$114

	Six months ended June 30, 2026	Six months ended June 30, 2025
	(in thousands)
Operating lease cost	$186	$173
Finance lease cost:
Amortization of right-of-use assets	2	2
Interest on lease liabilities	1	1
Total finance lease cost	3	3
Variable lease cost	52	57
Total lease cost	$241	$233

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30, 2026	Six months ended June 30, 2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$224	$217
Financing cash flows from finance leases	$3	$2

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Operating lease right-of-use assets	$818	$1,004
Finance lease right-of-use assets	$14	$17

Current portion of operating lease liabilities	$408	$386
Operating lease liabilities, net of current portion	450	661
Total operating lease liabilities	$858	$1,047

Current portion of finance lease liabilities	$6	$5
Finance lease liabilities, net of current portion	8	11
Total finance lease liabilities	$14	$16

Weighted average remaining lease term
Operating leases	2.1 years	2.6 years
Finance leases	2.3 years	2.8 years

Weighted average discount rate
Operating leases	8.0%	8.0%

Finance leases	8.0%	8.0%

As of June 30, 2026, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year ending December 31,
2026 (remaining six months)	$226	$3
2027	450	7
2028	251	5
Total future minimum lease payments	927	15
Less imputed interest	(69)	(1)
Total	$858	$14

Note 9 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed statement of operations. The Company calculates stock-based compensation expenses in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

The Company granted stock options to purchase 42,500 shares of common stock to employees and board members during the six months ended June 30, 2026. The fair value of the stock options granted during the six months ended June 30, 2026, was approximately $0.1 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during six months ended June 30, 2026.

Assumptions for Option Grants
Stock Price Volatility	66.24%
Risk-Free Interest Rate	3.93%
Expected Life (in years)	6.25
Expected Dividend Yield	0.0%

The Company granted stock options to purchase 205,075 shares of common stock to employees and board members during the six months ended June 30, 2025. Of the stock options granted in the six months ended June 30, 2025, 146,114 are stock options with service based vesting conditions and, as such, are being expensed over the respective service period. The remaining 58,961 stock options contain a performance condition that is not probable and therefore have no expense recognized as of June 30, 2026. The fair value of the stock options granted during the six months ended June 30, 2025, was approximately $0.2 million.

Stock-based compensation expense related to stock options was approximately $59,000 and $71,000 for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, approximately $56,000 and $3,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. For the three months ended June 30, 2025, approximately $68,000 and $3,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations.

Stock-based compensation expense related to stock options was $117,000 and $137,000 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, approximately $112,000 and $5,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. For the six months ended June 30, 2025, approximately $132,000 and $5,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations.

As of June 30, 2026, there was $346,000 of total unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.1 years. This does not include approximately $60,000 of unrecognized compensation related to the vesting conditions of 58,961 options that are not probable to be achieved as of June 30, 2026.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed statement of operations was approximately $2,000 and zero for the three months ended June 30, 2026 and 2025, respectively, which was included in selling, general and administrative expenses in the accompanying statement of operations.

Total stock-based compensation expense for restricted stock was approximately $4,000 and $10,000 for the six months ended June 30, 2026, and 2025, respectively. During the six months ended June 30, 2026, 7,184 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2025 or the quarter ended March 31, 2026. As a result of the issuance of the 7,184 shares of restricted stock, approximately $17,000 of expense previously in accrued expenses was reclassified to additional paid-in capital during the six months ended June 30, 2026. All restricted shares issued during the six months ended June 30, 2026 vested at issuance. During the six months ended June 30, 2025, 55,659 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2024. As a result of the issuance of the 55,659 shares of restricted stock, approximately $72,000 of expense previously in accrued expenses was reclassified to additional paid-in capital during the during the six months ended June 30, 2025. All restricted shares issued during the six months ended June 30, 2025, vested at issuance.

As of June 30, 2026, there was no unrecognized compensation expense related to unvested stock-based awards granted under the equity compensation plans.

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

The following is a summary of the significant revenue and expense categories, and net income (loss) provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue:
Product revenues	$5,701	$4,311	$10,741	$9,017
Service, royalty, and other revenues	316	108	488	279
Total net revenues	6,017	4,419	11,229	9,296
Cost of goods sold (1)	1,991	1,624	4,210	3,347
Gross Margin	4,026	2,795	7,019	5,949
Operating expenses:
Research and development	366	311	712	606
Selling, general and administrative	2,418	2,201	4,939	4,455
Other operating expenses (2)	29	35	58	74
Total operating expenses	2,813	2,547	5,709	5,135
Operating income	1,213	248	1,310	814
Other expense	(3)	(2)	40	(10)
Income before income taxes	1,210	246	1,350	804
Income tax expense	(13)	(9)	(13)	(9)
Net income	$1,197	$237	$1,337	$795

(1)	Cost of goods sold for the three and six months ended June 30, 2026 includes a tariff refund benefit of approximately $624,000.
(2)	Other operating expenses is comprised of depreciation and amortization.

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

A reconciliation of the Company’s basic and diluted income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$1,197	$237	$1,337	$795

Denominator:
Basic weighted average common shares outstanding	10,856,541	10,600,409	10,754,248	10,600,379
Effect of potentially dilutive options	256,130	212,619	291,775	91,502
Diluted weighted average common shares outstanding	11,112,671	10,813,028	11,046,023	10,691,881

Income per common share:
Basic	$0.11	$0.02	$0.12	0.07
Diluted	$0.11	$0.02	$0.12	0.07

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	As of June 30,
	2026	2025
Shares underlying options outstanding	868,519	1,333,896
Unvested restricted stock	-	-

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

The Company recorded income tax expense of approximately $13,000 and $9,000 for the three months ended June 30, 2026, and June 30, 2025 respectively, and approximately $13,000 and $9,000 for the six months ended June 30,2026 and 2025, respectively. The Company’s effective tax rate for the six months ended June 30, 2026, and June 30, 2025 was approximately 1.01% and 1.08%.

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

Recent Developments

Supreme Court Tariff Ruling

In February 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The U.S. presidential administration subsequently invoked additional tariffs under other U.S. laws resulting in a rapidly changing tariff environment. In April 2026, the U.S. Customs and Border Protection agency (“CBP”) launched a platform to allow for the submission of IEEPA tariff refund requests.

During the six months ended June 30, 2026, we were notified by CBP that a refund of approximately $647,000 had been approved. Accordingly, during the six months ended June 30, 2026, we recognized a $624,000 reduction in cost of goods sold in our consolidated statements of operations, representing the expense for IEEPA tariffs to be refunded with respect to inventory sold to customers since the tariffs were imposed in February 2025. Additionally, we recognized a $23,000 reduction in the carrying value of inventories on hand on our consolidated balance sheet as of June 30, 2026 for IEEPA tariffs previously capitalized as cost of inventory. We recorded a receivable of approximately $647,000 related to the refunds as of June 30, 2026, as the cash had not yet been received.

We expect to receive approximately $22,000 of statutory interest in connection with the refund. Interest will be recognized in other income when realized or realizable.

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

Critical Accounting Policies, Significant Judgements and Use of Estimates

Our unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. During the six months ended June 30, 2026, we adopted an accounting policy for expected tariff refunds.

In the absence of specific U.S. GAAP applicable to tariff refunds, we apply the loss-recovery model in ASC 410-30 by analogy and evaluate whether recovery is probable under ASC 450-20. Under this policy, we recognize a tariff refund receivable when recovery is probable, limited to the amount of previously incurred tariff costs. We elected to recognize recoveries related to both tariff costs previously recognized in earnings and tariff costs remaining capitalized in inventory. Amounts related to inventory previously sold are recognized as a reduction of cost of goods sold, while amounts related to inventory remaining on hand are recognized as a reduction of inventory. Determining whether recovery is probable requires significant judgment and consideration of the applicable legal rulings, the status and requirements of the CBP refund process, the eligibility and status of individual import entries, confirmations from our customs broker and other available evidence regarding collectability. Statutory interest associated with tariff refunds is accounted for separately as a gain contingency and is recognized when realized or realizable.

Except for the adoption of this tariff-refund accounting policy, there were no material changes to our critical accounting policies during the six months ended June 30, 2026.

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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table sets forth our summarized results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

			$	%
			Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Total net revenues	$6,017	$4,419	$1,598	36%
Cost of goods sold	1,991	1,624	367	23%
Gross margin	4,026	2,795	1,231	44%
Gross margin %	67%	63%	-	4%
Selling, general and administrative expense	2,418	2,201	217	10%
Research and development expense	366	311	55	18%
Depreciation and amortization expense	29	35	(6)	(17)%
Operating income	1,213	248	965	389%
Interest expense	(1)	(1)	-	0%
Interest income	30	31	(1)	(3)%
Other income (expense), net	(32)	(32)	-	0%
Income before income taxes	1,210	246	964	392%
Income tax expense	(13)	(9)	4	44%
Net income	$1,197	$237	$960	405%

Net Revenues

Net revenue increased by $1.6 million, or 36%, in the second quarter of 2026 compared to the same period in 2025. This increase was primarily driven by increased product revenue due to programmatic growth. We also experienced strong growth in our emergency response and service revenue.

Gross Profit Margin

Gross profit margin was approximately 67% for the three months ended June 30, 2026, compared to approximately 63% for the corresponding 2025 period. The increase of approximately four percentage points was primarily attributable to our recognition during the period of IEEPA tariff refunds of approximately $0.6 million, which was recognized as a reduction of cost of goods sold during the three months ended June 30, 2026. The benefit resulting from the tariff refund was offset by increased costs due to the weakening of the U.S. dollar compared to the Euro, an increase in shipping expense and rapid growth in our service revenue, which yields lower gross margins than we realize from product sales. With respect to the tariff refund, the refund represents duties paid by us between the period from April 2025 to February 2026 and that were imposed by executive order in April 2025 under the IEEPA, which the U.S. Supreme Court ruled were invalid in February 2026. However, approximately $0.50 million of the entire tariff refund amount relates to purchased inventory that we converted to revenue beginning with the second quarter of 2025 through the first quarter of 2026 and which therefore would have reduced cost of goods sold in such periods; only approximately $0.1 million of the tariff refund related to purchased inventory that was converted to revenue during the three-month period ended June 30, 2026. The $0.50 million of tariff refund corresponding to product sales made in prior periods increased our gross profit margin by approximately nine percentage points for the three months ended June 30, 2026. Approximately $0.03 million of the tariff refund related to purchased inventory that was converted to revenue during the three-month period ended June 30, 2025. Including that $0.03 million, our gross profit margin for such period would have increased by approximately one percentage point. Although the IEEPA tariffs were declared invalid, the current administration has imposed tariffs using other statutory bases, which remain in effect. Accordingly, we expect that our gross profit margin will continue to face headwinds as a result of current U.S. tariff policy.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $217,000, or 10%, primarily due to an increase in headcount and an increase in sales commissions.

Research and Development Expense

Research and development expense increased by approximately $55,000, or 18%, primarily due to higher salary expense.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $29,000 and $35,000, respectively, for the three months ended June 30, 2026 and 2025. The decrease was primarily due to the extension of the Medica license period.

Interest Income

Interest income was approximately $30,000 for the three months ended June 30, 2026 compared to approximately $31,000 for the three months ended June 30, 2025.

Other Income (Expense), net

Other expense was approximately $32,000 for the three months ended June 30, 2026 and June 30, 2025, respectively, primarily as a result of gains and losses on foreign currency transactions.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table sets forth our summarized results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

			$	%
			Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Total net revenues	$11,229	$9,296	$1,933	21%
Cost of goods sold	4,210	3,347	863	26%
Gross margin	7,019	5,949	1,070	18%
Gross margin %	63%	64%	-	(1)%
Selling, general and administrative expense	4,939	4,455	484	11%
Research and development expense	712	606	106	17%
Depreciation and amortization expense	58	74	(16)	(22)%
Operating income	1,310	814	496	61%
Interest expense	(1)	(1)	-	-%
Interest income	62	44	18	41%
Other income (expense), net	(21)	(53)	32	60%
Income before income taxes	$1,350	$804	$546	68%
Income tax expense	(13)	(9)	4	44%
Net income (loss)	$1,337	$795	$542	68%

Net Revenues

Net revenue increased by $1.9 million, or 21%, for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by increased product revenue due to programmatic growth. The growth in programmatic revenue was offset somewhat by a decline in emergency response business. We had significant emergency response business in the first half of 2025 that did not fully repeat in 2026. We also experienced strong growth in both our commercial products and service revenue.

Gross Profit Margin

Gross profit margin was approximately 63% for the six months ended June 30, 2026, compared to approximately 64% for the corresponding 2025 period. The decrease of approximately one percentage point was primarily attributable to increased product costs due to the weakening of the U.S. dollar compared to the Euro, increased shipping expense and rapid revenue growth from our commercial products offerings and services revenue, both of which yield lower gross margins than our infection control business. However, our gross margins significantly benefited from our recognition during the 2026 period of the IEEPA tariff refund of approximately $0.6 million, which was recognized as a reduction of cost of goods sold during the six months ended June 30, 2026. This refund reflects tariffs paid by us between the period from April 2025 to February 2026. Approximately $0.3 million of this tariff refund corresponds to purchased inventory that we converted to revenue in 2026, which amount accounts for an approximately three percentage point improvement in our gross profit margin for the six months ended June 30, 2026. The remaining approximately $0.3 million of the refunded tariffs correspond to purchased inventory that we converted to revenue in 2025, of which approximately $0.03 million corresponds to purchased inventory that we converted to revenue in the six months ended June 30, 2025. Although the IEEPA tariffs were declared invalid by the U.S. Supreme Court in February 2026, the current U.S. administration has imposed tariffs using other statutory bases, which remain in effect. Accordingly, we expect that our gross profit margin will continue to face headwinds as a result of current U.S. tariff policy.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $484,000, or 11%, primarily due to an increase in headcount and an increase in professional fees.

Research and Development Expense

Research and development expense increased by approximately $106,000, or 17%, primarily due to higher salary expense driven by increased headcount.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $58,000 and $74,000, respectively, for the six months ended June 30, 2026 and 2025. The decrease was primarily due to the extension of the Medica license period.

Interest Income

Interest income was approximately $62,000 for the six months ended June 30, 2026 compared to approximately $44,000 for the six months ended June 30, 2025.

Other Income (Expense), net

Other expense was approximately $21,000 for the six months ended June 30, 2026, and $53,000 for the six months ended June 30, 2025, primarily as a result of gains and losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2026 and December 31, 2025 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and Capital Resources	June 30, 2026	December 31, 2025
Cash and cash equivalents	$4,697	$5,400
Other current assets	$8,899	$5,823
Working capital	$10,252	$8,456
Stockholders’ equity	$11,968	$10,202

As of June 30, 2026, we had an accumulated deficit of approximately $142 million. Although we were profitable in the three and six months ended June 30, 2026 and the full year ended December 31, 2025, we may incur future operating losses if we are unable to maintain or increase our revenue.

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

Net cash used in operating activities was approximately $1.0 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of approximately $1.3 million for the six months ended June 30, 2025. Although we had negative cash flow in the first half of 2026, net income was $1.3 million for that period. In addition, accounts payable increased by $1.1 million. The favorable impacts were more than offset by an increase in accounts receivable of $1.7 million, an increase in inventory of $1.3 million, and a decrease in accrued expenses of approximately $0.5 million. The increase in inventory primarily reflects the timing of purchases to support revenue growth and our efforts to improve in-stock levels of fast-selling items. We also accelerated certain purchases ahead of our primary supplier’s annual summer shutdown in August. Net cash provided by operating activities in 2025 was primarily due to net income of approximately $0.8 million, a decrease in inventory of approximately $0.3 million, offset by an increase in accounts receivable of approximately $0.3 million.

We had no investing activities for both the six months ended June 30, 2026 and June 30, 2025.

Net cash provided by financing activities was approximately $287,000 for the six months ended June 30, 2026, primarily due to cash exercises of stock options, compared to net cash used of approximately $2,000 for the same period in 2025, primarily due to payments on our equipment financing debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of June 30, 2026, due to the existence of a material weakness in our internal control over financial reporting, as discussed below. Notwithstanding such material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the financial position, results of operations and cash flows for the period presented.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2025, management identified a material weakness in our internal control over financial reporting related to the recognition of revenue from contracts that included a combination of products sales and service-based deliverables and the application of ASC 606. While management determined that both performance obligations were delivered at a point-in-time, the contract’s transaction price was not allocated based on the respective performance obligations’ relative standalone selling price. Management noted a lack of internal control over contract identification as well as a lack of internal control over evaluating contracts for proper revenue recognition under U.S. GAAP. The material weakness described above did not result in any material misstatement in our financial statements or disclosures for any period presented in the accompanying financial statements.

In response to the material weakness, with the oversight of the board of directors, management worked with its outside accounting consultants to establish controls and protocols designed to properly recognize revenue from contracts with multiple performance obligations while ensuring appropriate accounting for all material sales contracts. Specifically, we developed a process to correctly price product and service revenues on a standalone basis in order to properly allocate revenue from combined contracts between product and other revenues (service). We also implemented new controls to ensure that we properly recognize the specific point in time at which contracted services are completed and approved by the customer. In addition to developing internal processes and controls, we provided additional training to our sales team, to properly capture the relevant information needed when we price contracts and when contracted services are completed by us and approved by the customer. All of such additional controls were implemented by the end of the quarter ended September 30, 2025. We will consider the material weakness to be fully remediated once these additional controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Annual Meeting of Stockholders

The Company’s Board of Directors has not yet determined the date or time of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). The Company intends to announce the date, time and location of the 2026 Annual Meeting through a press release and/or the filing of proxy materials with the SEC once such information has been determined.

The date of the 2026 Annual Meeting will be more than 30 days following the anniversary of the 2025 Annual Meeting of the Stockholders held on June 16, 2025 (the “2025 Annual Meeting”). Because the date of the 2026 Annual Meeting has not yet been established, will be more than 30 days after the anniversary of the 2025 Annual Meeting, the updated deadlines for stockholder proposals or director nominations pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 and the Company’s bylaws have not yet been determined. Once the Company announces the date of the 2026 Annual Meeting, stockholders will be notified of the applicable deadlines for submission of stockholder proposals and director nominations in accordance with applicable SEC rules and the Company’s governing documents.

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

NEPHROS, INC.

Date: August 10, 2026	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

