Form 10-Q
period 2026-09-30
NEPHROS INC
filed 2026-11-05
CIK 1196298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 2, 2026, 10,870,004 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

NEPHROS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEPHROS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,546	$5,400
Accounts receivable, net	3,583	2,414
Inventory	4,953	3,232
Prepaid expenses and other current assets	174	177
Total current assets	13,256	11,223
Property and equipment, net	72	106
Lease right-of-use assets	735	1,021
Intangible assets, net	294	318
Goodwill	759	759
License and supply agreement, net	139	164
Other assets	50	50
TOTAL ASSETS	$15,305	$13,641
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	850	914
Accrued expenses	1,133	1,462
Current portion of lease liabilities	426	391
Total current liabilities	2,409	2,767
Lease liabilities, net of current portion	348	672
TOTAL LIABILITIES	2,757	3,439

STOCKHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 5,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	-	-
Common stock, $.001 par value; 40,000,000 shares authorized at September 30, 2026 and December 31, 2025; 10,870,004 and 10,644,268 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	11	11
Additional paid-in capital	153,826	153,329
Accumulated deficit	(141,289)	(143,138)
TOTAL STOCKHOLDERS’ EQUITY	12,548	10,202
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,305	$13,641

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue:
Product revenues	$5,431	$4,596	$16,172	$13,613
Service, royalty, and other revenues	191	168	679	447
Total net revenues	5,622	4,764	16,851	14,060
Cost of goods sold	2,336	1,849	6,546	5,196
Gross margin	3,286	2,915	10,305	8,864
Operating expenses:
Selling, general and administrative	2,425	2,229	7,364	6,684
Research and development	331	338	1,043	944
Depreciation and amortization	29	34	87	108
Total operating expenses	2,785	2,601	8,494	7,736
Operating income	501	314	1,811	1,128
Other (expense) income:
Interest expense	-	-	(1)	(1)
Interest income	53	41	115	85
Other income (expense), net	(42)	(15)	(63)	(68)
Total other income:	11	26	51	16
Income before income taxes	512	340	1,862	1,144
Income tax expense	-	(3)	(13)	(12)
Net income	512	337	1,849	1,132

Net income per common share, basic	$0.05	$0.03	$0.17	$0.11
Net income per common share, diluted	$0.05	$0.03	$0.17	$0.10
Weighted average common shares outstanding, basic	10,863,253	10,612,012	10,790,982	10,604,300
Weighted average common shares outstanding, diluted	11,203,973	11,040,925	11,096,826	10,846,477

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

(Unaudited)

	Three and nine months ended September 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	10,644,268	$11	$153,329	$(143,138)	$10,202
Net Income	-	-	-	140	140
Stock Option Exercises	195,615		290		290
Issuance of vested restricted stock	3,610	-	11	-	11
Stock-based compensation		-	58	-	58
Balance, March 31, 2026	10,843,493	$11	$153,688	$(142,998)	$10,701

Net Income	-	$-	$-	$1,197	$1,197
Cashless Stock Option Exercises	13,053	-	-	-	-
Issuance of vested restricted stock	3,574	-	10	-	10
Stock-based compensation	-	-	60	-	60
Balance, June 30, 2026	10,860,120	$11	$153,758	$(141,801)	$11,968

Net Income	-	$-	$-	$512	$512
Cashless Stock Option Exercises	7,466	-	-	-	-
Issuance of vested restricted stock	2,418	-	11	-	11
Stock-based compensation	-	-	57	-	57
Balance, September 30, 2026	10,870,004	$11	$153,826	$(141,289)	$12,548

	Three and nine months ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	10,544,691	$11	$152,906	$(144,332)	$8,585
Net income	-	-	-	558	558
Issuance of vested restricted stock	55,659	-	82	-	82
Stock-based compensation	-	-	66	-	66
Balance, March 31, 2025	10,600,350	$11	$153,054	$(143,774)	$9,291

Net income	-	$-	$-	$237	$237
Cashless stock option exercises	254	-	-	-	-
Stock-based compensation	-	-	71	-	71
Balance, June 30, 2025	10,600,604	$11	$153,125	$(143,537)	$9,599

Net income	-	-	-	337	337
Cashless Stock option exercises	26,079	-	-	-	-
Stock-based compensation	-	-	70	-	70
Balance, September 30, 2025	10,626,683	$11	$153,195	$(143,200)	$10,006

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NEPHROS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$1,849	$1,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	34	42
Amortization of intangible assets, license and supply agreement and finance lease right-of-use asset	52	65
Stock-based compensation	181	217
Inventory impairments and write offs	30	56
Change in right-of-use assets	282	265
(Gain) loss on foreign currency transactions	(7)	(1)
Decrease (increase) in operating assets:
Accounts receivable	(1,169)	(880)
Inventory	(1,751)	(179)
Prepaid expenses and other current assets	3	6
(Decrease) increase in operating liabilities:
Accounts payable	(57)	288
Accrued expenses	(302)	657
Lease liabilities	(285)	(253)
Net cash (used in) provided by operating activities	(1,140)	1,415

FINANCING ACTIVITIES:
Proceeds from exercise of options	290	-
Principal payments on finance lease liability	(4)	(4)
Net cash provided by (used in) financing activities	286	(4)
Net (decrease) increase in cash and cash equivalents	(854)	1,411
Cash and cash equivalents, beginning of period	5,400	3,760
Cash and cash equivalents, end of period	$4,546	$5,171
Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1
Cash paid for income taxes	$-	$6

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

Note 2 – Basis of Presentation and Liquidity

Interim Financial Information

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2026, and its results of operations and changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. Results as of and for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The Company generated net income for the three and nine months ended September 30, 2026 and the full year December 31, 2025. The Company used cash in operating activities during the three and nine months ended September 30, 2026 primarily due to increases in inventory and accounts receivable and a decrease in accounts payable. The Company generated cash from operations in the three and nine months ended September 30, 2025. In addition, the company generated cash from operations in the twelve months ended December 31, 2025 of $1.6 million. The Company has an accumulated deficit of $141.3 million as of September 30, 2026. The increase in inventory during the first nine months of 2026 primarily reflected purchases made to support revenue growth, improve availability of fast-selling products and accommodate the timing of purchases ahead of our primary supplier’s annual summer shutdown. As of September 30, 2026, management believes current inventory levels are sufficient to support anticipated near-term growth. Accordingly, we expect the rate of inventory purchases to moderate as we sell through existing inventory, which, together with continued customer collections, is expected to improve working capital and cash flows from operations. The Company continues to focus on growth in sales and managing expenses with the goal of returning to positive cash flow from operations.

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

Major Customers

For the three months ended September 30, 2026, and 2025, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2026	2025
A	27%	25%
B	9%	10%
D	7%	11%
Total	43%	46%

For the nine months ended September 30, 2026, and 2025, the following customers accounted for the following percentages of the Company’s revenues, respectively:

Customer	2026	2025
A	24%	23%
B	10%	9%
C	7%	10%
Total	41%	42%

As of September 30, 2026 and December 31, 2025, the following customers accounted for the following percentages of the Company’s accounts receivable, respectively:

Customer	2026	2025
A	26%	17%
D	13%	11%
E	12%	1%
C	7%	16%
Total	58%	45%

Accounts Receivable

The Company recognizes an allowance that reflects a current estimate of credit losses expected to be incurred over the life of a financial asset, including trade receivables. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses. The allowance for credit losses reflects the best estimate of expected credit losses of the accounts receivable portfolio determined by considering current information, forecasts of future economic conditions, industry knowledge and to some extent the Company’s historical experience. The Company determines its allowance by pooling receivable balances at the customer level and considering various factors, including individual credit risk associated with each customer, the current and future condition of the general economy and industry knowledge. These credit risk factors are monitored on a quarterly basis and updated as necessary. The Company writes off accounts receivable when they are determined to be uncollectible. The Company had no allowance for credit losses as of September 30, 2026 or December 31, 2025.

IEEPA Tariff Refunds

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs, thereby invalidating prior IEEPA-based tariff programs previously announced by the current U.S. presidential administration. Following the decision, the President issued an executive order directing that the collection of such IEEPA-based duties end “as soon as practicable.” Although the Supreme Court ruling may allow importers to claim refunds of such previously paid IEEPA-related duties, and recovery may require administrative proceedings or litigation, with timing and outcomes uncertain. On the same date, the U.S. Administration announced new temporary global tariffs under Section 122 of the Trade Act of 1974 to take effect February 24, 2026. Subsequently, the U.S. Court of International Trade ruled that the collected IEEPA tariffs in question must be refunded in accordance with the law. The U.S. Customs and Border Protection (“CBP”) has issued an official notice and launched a special tariff refund program to facilitate such refunds.

In the absence of specific GAAP applicable to tariff refunds, the Company applied the loss-recovery model in ASC 410-30 by analogy and evaluated whether recovery was probable under ASC 450-20. Any future recovery of tariff refund claims will be recognized as a receivable when the claim becomes probable and will be reflected as a reduction of cost of goods sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold.

During the second quarter of 2026, the Company received notification from its customs broker, who acts as the Company’s liaison with CBP, that previously paid IEEPA tariffs of approximately $647,000 had been approved for refund. The Company subsequently received the refund proceeds during the third quarter of 2026. The Company applied the loss recovery model and determined that recovery of the previously paid IEEPA tariff was probable and reasonably estimable. Accordingly, the Company recognized a refund receivable during the second quarter of 2026. During the third quarter of 2026, the Company received the approved refund, and the related receivable was fully settled. The cash received was classified as an operating cash inflow in the statements of cash flows, consistent with the classification of the original tariff payment.

The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. During the nine months ended September 30, 2026, the Company recognized a total reduction in cost of goods sold of approximately $636,000, consisting of $624,000 recognized during the six months ended June 30, 2026, and an additional $12,000 recognized during the three months ended September 30, 2026. These amounts represent the recovery of previously expensed IEEPA tariffs associated with inventory sold to customers since the tariffs were imposed in February 2025. Additionally, the Company recognized an $11,000 reduction in the carrying value of inventories on hand on the Company’s balance sheet as of September 30, 2026, for IEEPA tariffs previously capitalized as cost of inventory. The Company will apply this policy consistently to any future tariff refunds. The Company received approximately $22,000 of statutory interest in connection with the refund. Because the interest does not represent recovery of previously recognized tariff costs, the Company accounts for it as a gain contingency under ASC 450-30. During the three months ended September 30, 2026, the Company received the interest payment and recognized the amount in other income.

Management concluded that the IEEPA tariff refund, and receipt thereof, does not have any impact on its contracts with customers. The tariff imposed on Company products did not impact its pricing with customers, as the Company did not pass the tariff costs through to customers, and its customer contracts do not contain tariff pass-through or refund provisions. Accordingly, the Company did not recognize a customer refund liability or contract modification related to the tariff recovery.

Goodwill

The Company has one operating segment and one reporting unit for purposes of goodwill impairment testing. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with ASC Topic 350, Intangibles-Goodwill and Other, the Company does not amortize goodwill but tests it for impairment annually on October 1st of each fiscal year or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. The qualitative factors evaluated by the Company include macro-economic conditions of the business environment, overall financial performance, and other entity-specific factors as deemed appropriate. If under such qualitative analysis the Company determines that it is not more likely than not that the reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and nine months ended September 30, 2026 and 2025.

Note 3 – Revenue Recognition

The Company disaggregates revenue from contracts with customers between product sales and revenue related to royalty, service, and other agreements. The majority of the Company’s revenue is derived from product sales. Product sales are recognized at a point in time when control of the product transfers to the customer, generally upon shipment via external logistics providers, in accordance with the applicable shipping terms, provided that the other applicable criteria of ASC 606 have been met. Product revenue is recorded net of variable consideration which includes prompt pay discounts, other discounts, and returns and allowances. The allowance for sales returns was approximately $17,000 and $8,000 as of September 30, 2026 and September 30, 2025, respectively.

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

Service revenue is recognized at a point in time when service is completed. The Company is not entitled to payment until the point at which the service is completed. The Company provides services as either programmatic or emergency response. These services are invoiced separately at the time the respective services are completed and recognized as service revenue at standalone selling price.

Revenue from contracts with customers may include multiple deliverables which include a combination of the product and service performance obligations discussed above. The Company has determined that these performance obligations are distinct and therefore should be accounted for as separate performance obligations for revenue recognition purposes. For contracts that include multiple deliverables, the Company allocates the transaction price for the contract among the identified performance obligations on a relative standalone selling price basis. The Company establishes standalone selling price for its products based on the observable price of the respective product. For services where the standalone selling price is not directly observable through historical transactions, the Company estimates standalone selling price using expected cost-plus margin based on management judgment by considering available data, such as labor cost of providing the services and internal margin objectives which include market and competitive conditions. Standalone selling prices for our products and services are evaluated on a periodic basis using updated observable inputs and market information to ensure they continue to reflect an appropriate estimate of the price at which the Company would sell each promised good or service on a standalone basis.

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation.

Service, royalty, and other revenues recognized for the three and nine months ended September 30, 2026, were approximately $191,000 and $679,000, respectively. Service, royalty, and other revenues recognized for the three and nine months ended September 30, 2025, were approximately $168,000 and $447,000, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification for each reporting period. At September 30, 2026 and December 31, 2025, the Company’s cash equivalents consisted of money market funds. The Company values its cash equivalents using observable inputs that reflect quoted prices for securities with identical characteristics and classify the valuation techniques that use these inputs as Level 1.

At September 30, 2026 and December 31, 2025, the fair value measurements of the Company’s assets and liabilities measured on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
September 30, 2026
Money market funds	$3,939	-	-
Cash equivalents	$3,939	$-	$-

December 31, 2025
Money market funds	$4,205	-	-
Cash equivalents	$4,205	$-	$-

Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

The carrying amounts of the lease liabilities and equipment financing approximate fair value as of September 30, 2026 and December 31, 2025 because those financial instruments bear interest at rates that approximate current market rates for similar agreements with similar maturities and credit.

Note 5 – Inventory

Inventory is stated at the lower of cost or net realizable value using the first-in, first-out method and consists of raw materials and finished goods. The Company’s inventory components as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Finished goods	$4,591	$2,973
Raw materials	362	259
Total inventory	$4,953	$3,232

Note 6 – Intangible Assets and Goodwill

Intangible Assets

Intangible assets as of September 30, 2026, and December 31, 2025 are set forth in the table below. Gross carrying values and accumulated amortization of the Company’s intangible assets by type are as follows:

	September 30, 2026			December 31, 2025
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Customer relationships	540	(246)	294	540	(222)	318
Total intangible assets	$540	$(246)	$294	$540	$(222)	$318

The Company recognized amortization expense of approximately $8,000 for each of three months ended September 30, 2026 and 2025, respectively. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations. The Company recognized amortization expense of approximately $24,000 for each of nine months ended September 30, 2026 and 2025, respectively. All were recognized in selling, general and administrative expenses on the accompanying condensed statement of operations.

As of September 30, 2026, future amortization expense for each of the next five years is (in thousands):

Fiscal Years
2026 (excluding the nine months ended September 30, 2026)	8
2027	32
2028	32
2029	32
2030	32
2031 and thereafter	158

Goodwill

Goodwill had a carrying value on the Company’s condensed balance sheets of $0.8 million at September 30, 2026 and December 31, 2025, respectively.

Note 7 – License and Supply Agreement, net

On April 23, 2012, the Company entered into a License and Supply Agreement (as thereafter amended, the “License and Supply Agreement”) with Medica S.p.A. (“Medica”), an Italy-based medical product manufacturing company, for the marketing and sale of certain filtration products based upon Medica’s proprietary Medisulfone ultrafiltration technology in conjunction with the Company’s filtration products, and for an exclusive supply arrangement for the filtration products. Medica is currently the Company’s sole supplier of the filter material used in certain of the Company’s products. Under the License and Supply Agreement, Medica granted to the Company an exclusive license, with right of sublicense, to market, promote, distribute, offer for sale and sell the filtration products worldwide, with certain limitations on territory, during the term of the License and Supply Agreement. In addition, the Company granted Medica an exclusive license under the Company’s intellectual property to make the filtration products during the term of the License and Supply Agreement. The filtration products covered under the License and Supply Agreement include both certain products based on Medica’s proprietary Versatile microfiber technology and certain filtration products based on Medica’s proprietary Medisulfone ultrafiltration technology. In December 2023, the Company signed a new agreement with Medica which had extended the term until December 31, 2028. In November 2025, the Company signed a new agreement with Medica which extends the term until December 31, 2030, unless earlier terminated by either party in accordance with the terms of the License and Supply Agreement. As of November 21, 2025 the Company has agreed with Medica to pay interest per month at the EURIBOR 360-day rate plus 500 basis points calculated on the principal amount of any outstanding invoices that are overdue by more than 15 days beyond the original payment terms. There was no interest recognized for the nine months ended September 30, 2026 or September 30, 2025.

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

In exchange for the license, the gross value of the intangible asset capitalized was $2.3 million. License and supply agreement, net, on the balance sheet is $0.1 million and $0.2 million as of September 30, 2026 and December 31, 2025 respectively. Accumulated amortization is $2.2 million as of September 30, 2026 and $2.1 million as of December 31, 2025. The intangible asset is being amortized as an expense over the life of the License and Supply Agreement. Amortization expense of approximately $8,000 and $14,000 was recognized in the three months ended September 30, 2026 and 2025, respectively on the statement of operations. Amortization expense of approximately $25,000 and $41,000 was recognized in the statement of operations for the nine months ended September 30, 2026 and 2025, respectively.

Note 8 – Leases

The Company has operating leases for corporate offices, and office equipment. The leases have remaining lease terms of 1.1 to 2.1 years.

Lease cost, as presented below, includes costs associated with leases for which right-of-use (“ROU”) assets have been recognized as well as short-term leases.

The components of total lease costs were as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025
	(in thousands)
Operating lease cost	$95	$88
Finance lease cost:
Amortization of right-of-use assets	2	1
Interest on lease liabilities	0	1
Total finance lease cost	2	2
Variable lease cost	18	24
Total lease cost	$115	$114

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
	(in thousands)
Operating lease cost	$282	$261
Finance lease cost:
Amortization of right-of-use assets	4	4
Interest on lease liabilities	1	1
Total finance lease cost	5	5
Variable lease cost	69	82
Total lease cost	$356	$348

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$336	$325
Financing cash flows from finance leases	$4	$4

Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Operating lease right-of-use assets	$723	$1,004
Finance lease right-of-use assets	$13	$17

Current portion of operating lease liabilities	$420	$386
Operating lease liabilities, net of current portion	341	661
Total operating lease liabilities	$761	$1,047

Current portion of finance lease liabilities	$6	$5
Finance lease liabilities, net of current portion	7	11
Total finance lease liabilities	$13	$16

Weighted average remaining lease term
Operating leases	1.9 years	2.6 years
Finance leases	2.1 years	2.8 years

Weighted average discount rate
Operating leases	8.0%	8.0%

Finance leases	8.0%	8.0%

As of September 30, 2026, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(in thousands)
Year ending December 31,
2026 (remaining three months)	$114	$2
2027	450	7
2028	251	5
Total future minimum lease payments	815	14
Less imputed interest	(54)	(1)
Total	$761	$13

Note 9 – Stock Plans and Share-Based Payments

The fair value of stock options and restricted stock is recognized as stock-based compensation expense in the Company’s condensed statement of operations. The Company calculates stock-based compensation expenses in accordance with ASC 718. The fair value of stock-based awards is amortized over the vesting period of the award.

Stock Options

The Company granted stock options to purchase 43,500 shares of common stock to employees and board members during the nine months ended September 30, 2026. The fair value of the stock options granted during the nine months ended September 30, 2026, was approximately $0.1 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

The below assumptions for the risk-free interest rates, expected dividend yield, expected lives and expected stock price volatility were utilized for the stock options granted during nine months ended September 30, 2026.

Assumptions for Option Grants
Stock Price Volatility	66.22%
Risk-Free Interest Rate	3.94%
Expected Life (in years)	6.25
Expected Dividend Yield	0.0%

The Company granted stock options to purchase 219,804 shares of common stock to employees and board members during the nine months ended September 30, 2025. Of the stock options granted in the nine months ended September 30, 2025, 160,843 are stock options with service based vesting conditions and, as such, are being expensed over the respective service period. The remaining 58,961 stock options contain a performance condition that is not probable and therefore have no expense recognized as of September 30, 2026. The fair value of the stock options granted during the nine months ended September 30, 2025, was approximately $0.2 million.

Stock-based compensation expense related to stock options was approximately $58,000 and $70,000 for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, approximately $54,000 and $4,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. For the three months ended September 30, 2025, approximately $67,000 and $3,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations.

Stock-based compensation expense related to stock options was $175,000 and $207,000 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, approximately $166,000 and $9,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations. For the nine months ended September 30, 2025, approximately $199,000 and $8,000 are included in selling, general and administrative expenses and research and development expenses, respectively, on the accompanying condensed statement of operations.

As of September 30, 2026, there was $289,000 of total unrecognized compensation expense related to unvested stock options granted under the equity compensation plans, which will be amortized over the weighted average remaining requisite service period of 2.0 years. This does not include approximately $60,000 of unrecognized compensation related to the vesting conditions of 58,961 options that are not probable to be achieved as of September 30, 2026.

Restricted Stock

Total stock-based compensation expense for restricted stock on the Company’s condensed statement of operations was approximately $1,000 and zero for the three months ended September 30, 2026 and 2025, respectively, which was included in selling, general and administrative expenses in the accompanying statement of operations.

Total stock-based compensation expense for restricted stock was approximately $5,000 and $10,000 for the nine months ended September 30, 2026, and 2025, respectively. During the nine months ended September 30, 2026, 9,602 shares of restricted stock were issued to board members related to services rendered during the year ended December 31, 2025 or the quarters ended March 31, 2026 and June 30, 2026. As a result of the issuance of the 9,602 shares of restricted stock, approximately $26,000 of expense previously in accrued expenses was reclassified to additional paid-in capital during the nine months ended September 30, 2026. All restricted shares issued during the nine months ended September 30, 2026 vested at issuance. During the nine months ended September 30, 2025, the Company issued 55,659 shares of restricted stock to members of its Board of Directors, subject to continued service requirements. As a result of the issuance of the 55,659 shares of restricted stock, approximately $72,000 of expense previously in accrued expenses was reclassified to additional paid-in capital during the during the nine months ended September 30, 2025. All restricted shares issued during the nine months ended September 30, 2025, vested at issuance.

As of September 30, 2026, there was no unrecognized compensation expense related to unvested restricted stock awards granted under the equity compensation plans.

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

The following is a summary of the significant revenue and expense categories, and net income (loss) provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue:
Product revenues	$5,431	$4,596	$16,172	$13,613
Service, royalty, and other revenues	191	168	679	447
Total net revenues	5,622	4,764	16,851	14,060
Cost of goods sold (1)	2,336	1,849	6,546	5,196
Gross Margin	3,286	2,915	10,305	8,864
Operating expenses:
Research and development	331	338	1,043	944
Selling, general and administrative	2,425	2,229	7,364	6,684
Other operating expenses (2)	29	34	87	108
Total operating expenses	2,785	2,601	8,494	7,736
Operating income	501	314	1,811	1,128
Other income	11	26	51	16
Income before income taxes	512	340	1,862	1,144
Income tax expense	-	(3)	(13)	(12)
Net income	$512	$337	$1,849	$1,132

(1)	Cost of goods sold includes a tariff refund benefit of approximately $636,000 and $12,000 for the nine and three months ended September 30, 2026, respectively.
(2)	Other operating expenses is comprised of depreciation and amortization.

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

A reconciliation of the Company’s basic and diluted income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$512	$337	$1,849	$1,132

Denominator:
Basic weighted average common shares outstanding	10,863,253	10,612,012	10,790,982	10,604,300
Effect of potentially dilutive options	340,720	428,913	305,844	242,177
Diluted weighted average common shares outstanding	11,203,973	11,040,925	11,096,826	10,846,477

Income per common share:
Basic	$0.05	$0.03	$0.17	0.11
Diluted	$0.05	$0.03	$0.17	0.10

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as they would be antidilutive:

	As of September 30,
	2026	2025
Shares underlying options outstanding	1,145,664	1,350,036
Unvested restricted stock	-	-

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

The Company recorded income tax expense of approximately $0 and $3,000 for the three months ended September 30, 2026, and September 30, 2025 respectively, and approximately $13,000 and $12,000 for the nine months ended September 30,2026 and 2025, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026, and September 30, 2025 was approximately 1.02% and 1.08%.

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

Recent Developments

Supreme Court Tariff Ruling

In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed by the U.S. presidential administration under the International Emergency Economic Powers Act (“IEEPA”). The administration subsequently invoked additional tariffs under other U.S. laws resulting in a rapidly changing tariff environment. In April 2026, the U.S. Customs and Border Protection agency (“CBP”) launched a platform to allow for the submission of IEEPA tariff refund requests.

During the nine months ended September 30, 2026, the Company received notification from CBP that a refund of approximately $647,000 had been approved. The Company subsequently received the refund during the same period, and the related receivable was fully settled as of September 30, 2026. During the nine months ended September 30, 2026, we recognized a total reduction in cost of goods sold of approximately $636,000, consisting of $624,000 recognized during the six months ended June 30, 2026, and an additional $12,000 recognized during the three months ended September 30, 2026, which represented the expense for IEEPA tariffs refunded with respect to inventory sold to customers since the tariffs were imposed in February 2025. Additionally, we recognized an $11,000 reduction in the carrying value of inventories on hand on our balance sheet as of September 30, 2026 for IEEPA tariffs previously capitalized as cost of inventory.

During the three months ended September 30, 2026, we received approximately $22,000 of statutory interest in connection with the refund, which was recognized in other income on the statement of operations.

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

According to the American Hospital Association’s most recent annual survey data (2024), there are approximately 6,100 hospitals in the U.S., representing more than 916,752 beds and approximately 35.7 million inpatient admissions annually. These facilities rely on extensive internal water systems to support patient care, including handwashing, bathing, medical device reprocessing, dialysis, and other clinical and operational uses.

According to a September 2025 report from the U.S. Centers for Disease Control and Prevention (“CDC”), on any given day, approximately one in 31 hospitalized patients has at least one healthcare-associated infection (“HAI”), underscoring the scale of infection risk within hospital environments. The CDC further identifies waterborne pathogens such as Legionella, Pseudomonas, and nontuberculous mycobacteria as significant contributors to HAIs, noting that these organisms can proliferate in aging, complex premise plumbing systems commonly found in healthcare facilities and be transmitted through sinks, showers, ice machines, and other water outlets.

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

Since 2017, Centers for Medicare and Medicaid Services (“CMS”) has required Medicare- and Medicaid-certified healthcare facilities to implement policies and procedures to reduce the risk of growth and spread of Legionella and other opportunistic waterborne pathogens in building water systems. Compliance with these expectations is evaluated through routine survey and certification activities, during which CMS surveyors and accrediting organizations review whether facilities have established and implemented formal water management programs (“WMPs”), including documented governance, monitoring protocols, corrective actions, and records demonstrating ongoing execution. CMS guidance directs facilities to align their WMPs with prevailing industry standards, including ASHRAE Standard 188 and the CDC water management toolkit. While the underlying CMS expectations have remained in effect since 2017, enforcement and documentation requirements have become increasingly embedded in standard survey practice over time, particularly as healthcare facilities have faced heightened scrutiny of waterborne infection risks. We believe that continued enforcement of these requirements and the growing emphasis on effective water management programs may have a positive impact on demand for our HAI-inhibiting micro- and ultrafilters.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 12, 2026. During the nine months ended September 30, 2026, we adopted an accounting policy for expected tariff refunds.

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

Except for the adoption of this tariff-refund accounting policy, there were no material changes to our critical accounting policies during the nine months ended September 30, 2026.

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

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table sets forth our summarized results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

			$	%
			Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Total net revenues	$5,622	$4,764	$858	18%
Cost of goods sold	2,336	1,849	487	26%
Gross margin	3,286	2,915	371	13%
Gross margin %	58%	61%	-	(3)%
Selling, general and administrative expense	2,425	2,229	196	9%
Research and development expense	331	338	(7)	(2)%
Depreciation and amortization expense	29	34	(5)	(15)%
Operating income	501	314	187	60%
Interest income	53	41	12	29%
Other income (expense), net	(42)	(15)	(27)	(180)%
Income before income taxes	512	340	172	51%
Income tax expense	-	(3)	3	100%
Net income	$512	$337	$175	52%

Net Revenues

Net revenue increased by $0.9 million, or 18%, in the third quarter of 2026 compared to the same period in 2025. This increase was primarily driven by growth in both product and service revenue. We had particularly strong growth in our emergency response revenue which outpaced growth in our programmatic revenue.

Gross Profit Margin

Gross profit margin was approximately 58% for the three months ended September 30, 2026, compared to approximately 61% for the corresponding 2025 period. The decrease of approximately three percentage points was primarily attributable to higher inventory shipping and handling costs, including tariff expense, and growth in our service revenue, which yields lower gross margins than we realize from product sales.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $196,000, or 9%, primarily due to an increase in headcount and an increase in professional fees.

Research and Development Expense

Research and development expense decreased by approximately $7,000.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $29,000 and $34,000, respectively, for the three months ended September 30, 2026 and 2025. The decrease was primarily due to the extension of the Medica license period.

Interest Income

Interest income was approximately $53,000 for the three months ended September 30, 2026 compared to approximately $41,000 for the three months ended September 30, 2025. Interest income for the three months ended September 30, 2026 included approximately $22,000 of interest received in connection with the IEEPA tariff refund.

Other Income (Expense), net

Other expense was approximately $42,000 and $15,000 for the three months ended September 30, 2026 and September 30, 2025, respectively, primarily as a result of losses on foreign currency transactions.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table sets forth our summarized results of operations for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

			$	%
			Increase	Increase
	2026	2025	(Decrease)	(Decrease)
Total net revenues	$16,851	$14,060	$2,791	20%
Cost of goods sold	6,546	5,196	1,350	26%
Gross margin	10,305	8,864	1,441	16%
Gross margin %	61%	63%	-	(2)%
Selling, general and administrative expense	7,364	6,684	680	10%
Research and development expense	1,043	944	99	10%
Depreciation and amortization expense	87	108	(21)	(19)%
Operating income	1,811	1,128	683	61%
Interest expense	(1)	(1)	-	-%
Interest income	115	85	30	35%
Other income (expense), net	(63)	(68)	5	7%
Income before income taxes	$1,862	$1,144	$718	63%
Income tax expense	(13)	(12)	(1)	8%
Net income	$1,849	$1,132	$717	63%

Net Revenues

Net revenue increased by $2.8 million, or 20%, for the nine months ended September 30, 2026, compared to the same period in 2025. This increase was primarily driven by growth in product revenue, attributable to both our programmatic and increased emergency response business. We also experienced growth in both our commercial products and service revenue.

Gross Profit Margin

Gross profit margin was approximately 61% for the nine months ended September 30, 2026, compared to approximately 63% for the corresponding 2025 period. The decrease of approximately two percentage points was primarily attributable to increased product costs due to the weakening of the U.S. dollar compared to the Euro, and rapid revenue growth from our commercial products offerings and services revenue, both of which yield lower gross margins than our infection control business. However, our gross margins significantly benefited from our recognition during the 2026 period of the IEEPA tariff refund of approximately $0.6 million, which was recognized as a reduction of cost of goods sold during the nine months ended September 30, 2026. This refund reflects tariffs paid by us between the period from April 2025 to February 2026. Approximately $0.3 million of this tariff refund corresponds to purchased inventory that we converted to revenue in 2026. The remaining approximately $0.3 million of the refunded tariffs correspond to purchased inventory that we converted to revenue in 2025, of which approximately $0.2 million corresponds to purchased inventory that we converted to revenue in the nine months ended September 30, 2025. Although the IEEPA tariffs were declared invalid by the U.S. Supreme Court in February 2026, the current U.S. administration has imposed tariffs using other statutory bases, which remain in effect. Accordingly, we expect that our gross profit margin will continue to face headwinds as a result of current U.S. tariff policy.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $0.7 million, or 10%, primarily due to an increase in headcount and an increase in professional fees.

Research and Development Expense

Research and development expense increased by approximately $99,000, or 10%, primarily due to higher salary expense driven by increased headcount.

Depreciation and Amortization Expense

Depreciation and amortization expenses were approximately $87,000 and $108,000, respectively, for the nine months ended September 30, 2026 and 2025. The decrease was primarily due to the extension of the Medica license period.

Interest Income

Interest income was approximately $115,000 for the nine months ended September 30, 2026 compared to approximately $85,000 for the nine months ended September 30, 2025.

Other Income (Expense), net

Other expense was approximately $63,000 for the nine months ended September 30, 2026, and $68,000 for the nine months ended September 30, 2025, primarily as a result of gains and losses on foreign currency transactions.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2026 and December 31, 2025 and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

Liquidity and Capital Resources	September 30, 2026	December 31, 2025
Cash and cash equivalents	$4,546	$5,400
Other current assets	$8,710	$5,823
Working capital	$10,847	$8,456
Stockholders’ equity	$12,548	$10,202

As of September 30, 2026, we had an accumulated deficit of approximately $141 million. Although we were profitable in the three and nine months ended September 30, 2026 and the full year ended December 31, 2025, we may incur future operating losses if we are unable to maintain or increase our revenue.

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

Net cash used in operating activities was approximately $1.1 million for the nine months ended September 30, 2026, compared to net cash provided by operating activities of approximately $1.4 million for the nine months ended September 30, 2025. Although we had negative cash flow in the nine months ended September 30, 2026, net income was $1.8 million for that period. The favorable impacts were more than offset by an increase in inventory of $1.8 million, an increase in accounts receivable of $1.1 million, and a decrease in accrued expenses of approximately $0.3 million. The increase in inventory primarily reflects the timing of inventory purchases to support revenue growth and our efforts to improve in-stock levels of fast-selling items. We also accelerated certain purchases ahead of our primary supplier’s annual summer shutdown in August. We believe we have sufficient inventory to support growth over the next twelve months and will work to improve inventory turns and manage the business more efficiently to improve cash flow from operations. Net cash provided by operating activities in 2025 was primarily due to net income of approximately $1.1 million and an increase in accrued expenses of approximately $0.7 million, offset by an increase in accounts receivable of approximately $0.9 million.

We had no investing activities for both the nine months ended September 30, 2026 and September 30, 2025.

Net cash provided by financing activities was approximately $286,000 for the nine months ended September 30, 2026, primarily due to cash exercises of stock options, compared to net cash used of approximately $4,000 for the same period in 2025, primarily due to payments on our equipment financing debt.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements.” Such statements include statements regarding the efficacy and intended use of our technologies under development, the timelines and strategy for bringing such products to market, the timeline for regulatory review and approval of our products, the availability of funding sources for continued development of such products, and other statements that are not historical facts, including statements which may be preceded by the words “intends,” “may,” “will,” “plans,” “expects,” “anticipates,” “projects,” “predicts,” “estimates,” “aims,” “believes,” “hopes,” “potential” or similar words. Forward-looking statements are not guaranties of future performance, are based on certain assumptions and are subject to various known and unknown risks and uncertainties, many of which are beyond our control. Actual results may differ materially from the expectations contained in the forward-looking statements. Factors that may cause such differences include, but are not limited to, the risks that:

●	we face significant challenges in obtaining market acceptance of our products, which, if not obtained, could adversely affect our potential sales and revenues;
●	product-related deaths or serious injuries or product malfunctions could trigger recalls, class action lawsuits and other events that could cause us to incur expenses and may also limit our ability to generate revenues from such products;
●	we face potential liability associated with the production, marketing and sale of our products, and the expense of defending against claims of product liability could materially deplete our assets and generate negative publicity, which could impair our reputation;
●	to the extent our products or marketing materials are found to violate any provisions of the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) or any other statutes or regulations, we could be subject to enforcement actions by the U.S. Food and Drug Administration (the “FDA”) or other governmental agencies;
●	we may not be able to obtain funding when needed or on terms favorable to us in order to continue operation;
●	we may not have sufficient capital to successfully implement our business plan;
●	we may not be able to effectively market our products;
●	we may not be able to sell our water filtration products at competitive prices or profitably;
●	we may encounter problems with our suppliers, manufacturers, and distributors;

●	we may experience increased costs and/or disruptions in our supply chain due to the imposition of U.S. tariffs;
●	fluctuations in the exchange rate between the U.S. dollar and the Euro may increase our product costs and adversely affect our gross margins;
●	we may encounter unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures;
●	we may not be able to obtain appropriate or necessary regulatory approvals to achieve our business plan;
●	we may not be able to secure or enforce adequate legal protection, including patent protection, for our products; and
●	we may not be able to achieve sales growth in key geographic markets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2026. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of September 30, 2026, due to the existence of a material weakness in our internal control over financial reporting, as discussed below. Notwithstanding such material weakness, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the financial position, results of operations and cash flows for the period presented.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

NEPHROS, INC.

Date: November 5, 2026	By:	/s/ Robert Banks
	Name:	Robert Banks
	Title:	President, Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Judy Krandel
	Name:	Judy Krandel
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

